Form 10-K
period 1993-12-31
SANTA ANITA OPERATING CO; SANTA ANITA REALTY ENTERPRISES INC
filed 1994-03-31
CIK 313749, 314661

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1993
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)
       For the transition period from _________________ to _________________

     Commission File Number 0-9109            Commission File Number 0-9110
  SANTA ANITA REALTY ENTERPRISES, INC.        SANTA ANITA OPERATING COMPANY
- ----------------------------------------  --------------------------------------
      (Exact name of registrant                 (Exact name of registrant
     as specified in its charter)              as specified in its charter)

                DELAWARE                                DELAWARE
- ----------------------------------------  --------------------------------------
      (State or other jurisdiction            (State or other jurisdiction
   of incorporation or organization)        of incorporation or organization)

               95-3520818                              95-3419438
- ----------------------------------------  --------------------------------------
  (I.R.S. Employer Identification No.)     (I.R.S. Employer Identification No.)

                                                285 West Huntington Drive,
    363 San Miguel Drive, Suite 100                   P.O. Box 60014
  Newport Beach, California 92660-7803        Arcadia, California 91066-6014
- ----------------------------------------  --------------------------------------
    (Address of principal executive          (Address of principal executive
      offices including ZIP code)               offices including ZIP code)

           (714) 721-2700                               (818) 574-7223
- ----------------------------------------  --------------------------------------
    (Registrant's telephone number,           (Registrant's telephone number,
         including area code)                       including area code)

           Securities registered pursuant to Section 12(b) of the Act:

  Santa Anita Realty Enterprises, Inc.         Santa Anita Operating Company
      Common Stock $.10 par value               Common Stock $.10 par value
- ----------------------------------------  --------------------------------------
           (Title of class)                           (Title of class)

        New York Stock Exchange                   New York Stock Exchange
- ----------------------------------------  --------------------------------------
         (Name of each exchange                    (Name of each exchange
          on which registered)                      on which registered)

  Santa Anita Realty Enterprises, Inc.
    Preferred Stock Purchase Rights
- ----------------------------------------
           (Title of class)

        New York Stock Exchange
- ----------------------------------------
        (Name of each exchange
         on which registered)

          Securities registered pursuant to Section 12(g) of the Act:

                None                                       None
- ----------------------------------------  --------------------------------------
        (Title of each class)                       (Title of each class)

  Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                    ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the paired voting stock of Santa Anita Realty Enterprises, Inc. and of Santa Anita Operating Company held by nonaffiliates on March 8, 1994 was $186,886,000.

  Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the close of business on March 8, 1994:

     Santa Anita Realty Enterprises, Inc.      Common Stock 11,256,353
     Santa Anita Operating Company             Common Stock 11,140,853

                      DOCUMENTS INCORPORATED BY REFERENCE

  The following document is incorporated by reference in Part III of this Joint Annual Report on Form 10-K:
Joint proxy statement for the annual meetings of shareholders of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company to be held on May 3, 1994.

                               TABLE OF CONTENTS
                               -----------------

                                                                            Page
                                                                            ----

PART I                                                                         3
   Item 1.  Business                                                           3
              Introduction                                                     3

              Realty                                                           3
                Pacific Gulf Properties Inc.                                   3
                Summary Financial Information                                  5
                Real Estate Investments and Policies                           6
                Santa Anita Racetrack                                          7
                Regional Malls                                                 8
                  Santa Anita Fashion Park                                     8
                  Towson Town Center                                           9
                Shopping Centers                                              10
                Office Buildings                                              10
                Land                                                          10
                Apartments                                                    10
                Industrial                                                    11
                Management of Properties                                      11
                Competitive and Other Conditions                              12
                Employees                                                     12
                Seasonal Variations in Business                               13

              Operating Company                                               14
                Santa Anita Racetrack                                         14
                  Pari-Mutuel Wagering                                        18
                    On-Track Wagering                                         18
                    Satellite Wagering - California                           19
                    Satellite Wagering - Interstate                           19
                  Simulcasting                                                19
                Canterbury Downs                                              19
                Competitive and Other Conditions                              20
                Dependence on Limited Number of Customers                     20
                Employee and Labor Relations                                  20
                Seasonal Variations in Business                               21

              Income Tax Matters                                              22

   Item 2.  Properties                                                        27
   Item 3.  Legal Proceedings                                                 28
   Item 4.  Submission of Matters to a Vote of Security Holders               28
   Item 4a. Executive Officers of Realty and Operating Company                28

PART II                                                                       29
   Item 5.  Market for the Registrants' Common Equity and Related
               Shareholder Matters                                            29
   Item 6.  Selected Financial Data                                           30
   Item 7.  Managements' Discussion and Analysis of Financial
               Condition and Results of Operations                            34
   Item 8.  Financial Statements and Supplementary Data                       39
   Item 9.  Disagreements on Accounting and Financial Disclosure              39

PART III                                                                      40

PART IV                                                                       40
   Item 14. Exhibits, Financial Statement Schedules and Reports on
               Form 8-K                                                       40

SIGNATURES                                                                    41
INDEX TO FINANCIAL STATEMENTS                                                 43
INDEX TO FINANCIAL STATEMENT SCHEDULES                                        44
EXHIBIT INDEX                                                                109

                      SANTA ANITA REALTY ENTERPRISES, INC.
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                                     PART I
ITEM 1.  BUSINESS
- -----------------

INTRODUCTION

     Santa Anita Realty Enterprises, Inc. ("Realty") and Santa Anita Operating Company ("Operating Company") are two separate companies, the stocks of which trade as a single unit under a stock-pairing arrangement on the New York Stock Exchange. Realty and Operating Company were each incorporated in 1979 and are the successors of a corporation originally organized in 1934 to conduct thoroughbred horse racing in Southern California. As used herein, the terms "Realty" and "Operating Company" include wholly owned subsidiaries of Realty and Operating Company, respectively, unless the context requires otherwise. This document constitutes the annual report on Form 10-K for both Realty and Operating Company.

REALTY

     Realty is incorporated under the laws of the State of Delaware. Realty's principal executive offices are located at 363 San Miguel Drive, Suite 100, Newport Beach, California 92660-7805.

     Realty operates as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code of 1986 (the "Code"). As such, Realty is principally engaged in investing in and holding real property, including Santa Anita Racetrack, 622,000 square feet of industrial space, the real estate underlying the Santa Anita Fashion Park shopping center ("Fashion Park"), a 50 percent interest in the operation of Fashion Park and a 32.5 percent interest in Towson Town Center (major regional shopping centers), and a number of neighborhood shopping centers and office buildings. Until February 18, 1994, Realty also owned 2,654 apartment units and an additional 185,000 square feet of industrial space. Realty is a self-administered equity REIT.

  PACIFIC GULF PROPERTIES INC.

     In June 1993, Realty's Board of Directors approved management's recommendation to recapitalize certain assets of Realty. Pursuant to this recapitalization, in November 1993, Realty entered into a Purchase and Sale Agreement to sell its multifamily and industrial operations to Pacific Gulf Properties Inc. ("Pacific"), in conjunction with Pacific's proposed public offering of common stock. The transaction was structured into two parts: (1) Realty would sell all of its apartments and industrial properties to Pacific with the exception of Realty's interest in the Baldwin Industrial Park joint venture; and (2) Pacific would enter into a binding agreement to buy Realty's interest in Baldwin Industrial Park.

     On February 18, 1994, Realty completed the first part of this transaction by selling to Pacific ten multifamily properties, containing 2,654 apartment units, located in Southern California, the Pacific Northwest, and Texas and three industrial properties, containing an aggregate of 185,000 leasable square feet of industrial space, located in the State of Washington (the "Transferred Properties"). Realty's corporate headquarters building and related assets were also acquired by Pacific. The sale of the Transferred Properties followed the public offerings of common stock and convertible subordinated debentures by Pacific.

     Pursuant to the Purchase and Sale Agreement, Pacific agreed to buy Realty's interest in Baldwin Industrial Park subject to satisfaction of certain conditions, for a minimum price of $8.9 million payable in additional shares of Pacific common stock, with the final price dependent upon completion of negotiations with other owners of Baldwin Industrial Park and an appraisal process. Management believes the sale of Realty's interest in Baldwin Industrial Park will be completed in the second half of 1994. Pacific is required to issue to Realty non-refundable letters of credit totaling up to $2.5 million by March 31, 1994 to secure its obligation to

- ----------------

acquire Realty's interest in Baldwin Industrial Park and pay for the corporate headquarters building and other assets related to the Transferred Properties.

     In consideration of the sale of the Transferred Properties, Realty received approximately $44.4 million in cash and 149,900 shares of the common stock of Pacific. In addition, Realty was relieved of approximately $44.3 million of mortgage debt on the Transferred Properties. Realty will also receive, at the time the acquisition of Baldwin Industrial Park is completed, up to $1.2 million in additional common stock of Pacific as consideration for its corporate headquarters and other net assets related to the Transferred Properties.

     The two parts of the above transaction will result in a loss of $10,974,000. This loss has been reflected in the Realty and Realty and Operating Company combined statements of operations for the year ended December 31, 1993. If the Baldwin Industrial Park portion of the transaction described above does not occur, an additional loss of approximately $5,900,000 will be recognized by Realty in 1994. (See "Notes to Financial Statements - Note 2 - Disposition of Multifamily and Industrial Properties Subsequent to Year End.")

     In connection with the sale, the executive officers, various managers and most other employees of Realty resigned and became officers and employees of Pacific on February 18, 1994.

     Realty and Pacific have also entered into a one-year management agreement whereby Pacific has agreed to provide management services to Realty. Finally, with respect to the common stock of Pacific owned by Realty, Pacific has entered into a registration rights agreement with Realty which, under certain circumstances, allows Realty to require the registration of the Pacific stock it owns.

     As a result of the February 18, 1994 sale to Pacific, Realty owns approximately 3.6% of Pacific's outstanding common shares. Upon completion of Pacific's acquisition of Baldwin Industrial Park assuming a price per share equal to $18.25 (the public offering price of Pacific's common shares) and the minimum price for Realty's interest in Baldwin Industrial Park and the corporate headquarters building and certain other assets related to the Transferred Properties, Realty will own approximately 14.9% of Pacific's outstanding common shares. The February 18, 1994 sale also accomplished the following objectives:
(1) the transaction de-leveraged Realty by paying down its lines of credit by $44.4 million and transferring certain debt in the amount of $44.3 million related to the apartment and industrial properties to Pacific; (2) Realty's existing shareholders' interest in Santa Anita Racetrack and Fashion Park was not diluted; and (3) Realty shareholders will participate in the potential growth of Pacific through Realty's ownership position.

- ----------------

     SUMMARY FINANCIAL INFORMATION

     The following table sets forth certain unaudited financial information with respect to Realty:


                                           SUMMARY OF FINANCIAL INFORMATION
                                                YEAR ENDED DECEMBER 31
                                      (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                               -----------------------------------------------------
                                 1993        1992       1991       1990       1989
                               --------    --------   --------   --------   --------
Revenues                       $55,578     $50,291    $45,408    $44,101    $41,594
Net income                       2,619(a)   10,211      9,699     13,861     14,290
Funds from operations (b)       18,647(c)   19,167     17,273     19,113     20,500
Per share:
  Net income                       .23         .91        .86       1.23       1.35
  Dividends paid                  1.36        1.36       2.08       2.08       2.08
  Dividends declared              1.36        1.36       1.90       2.08       2.08
Weighted average shares
  outstanding                   11,256      11,256     11,257     11,224     10,582

- -------------------------
(a) See Item 1. "Business - Realty - Pacific Gulf Properties."
(b) Calculated in accordance with the definition of funds from operations as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), except 1993 which excludes $5,734,000 received from the California Franchise Tax Board related to the settlement of certain state tax issues. Net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated joint ventures were calculated by adding distributions from unconsolidated joint ventures net of equity in the earnings (losses) of the venture and excluding distributions associated with the sale of property by the venture.
(c) Pro forma funds from operations for the year ended December 31, 1993, after giving effect to the Pacific transaction, was $16,151,000.

- ----------------

  REAL ESTATE INVESTMENTS AND POLICIES

     Realty's portfolio of real estate investments is outlined below. Information with respect to the real estate investments subject to the Pacific transaction are separately listed:

                       SUMMARY OF REAL ESTATE INVESTMENTS
                            AS OF DECEMBER 31, 1993

                                                                                     NET BOOK
                                           PERCENT     LEASABLE       PERCENT       VALUE (B)        ENCUMBRANCES (C)
                                            LEASED     AREA (A)      OWNERSHIP     (IN THOUSANDS)     (IN THOUSANDS)
                                           --------   ----------   -------------   --------------    ----------------
REALTY
RACING FACILITY:
  Santa Anita Racetrack                        100%   312 acres        100.0%         $   6,997           $      -
REGIONAL MALLS:
  California
    Fashion Park                                92      900,000         50.0             42,552              25,314  (d)
    Land underlying Fashion Park               100     73 acres        100.0                102               4,100
  Maryland
    Towson Town Center (e)                      91      980,000         32.5  (f)       175,555             164,641
    Joppa Associates (g)                         -      240,000         33.3             28,834              16,495
SHOPPING CENTERS:
  California
    Yorba Linda                                 91       66,000        100.0              7,881                   -
    Orange                                     100       21,000        100.0              4,633                   -
    Encinitas                                   83       79,000        100.0             11,158                   -
  Arizona, Phoenix
    Tatum and Thunderbird                       98       25,000        100.0              3,735                   -
    28th and Indian School                     100       31,000        100.0              2,141                 870
    67th and Indian School                      79       74,000        100.0              5,699                   -
OFFICE BUILDINGS:
  California
    Civic Center Plaza Towers                   79      166,000        100.0             16,976              11,822
    Upland                                      94       37,000        100.0              4,629                   -
    Medical Office Building                     81       72,000        100.0             12,989              10,000
LAND:
  California
    Temecula                                   N/A     24 acres         50.0  (h)         1,788                 857

PACIFIC
APARTMENTS:
  California
    Santa Ana                                   85    406 units        100.0             26,428                   -
  Washington
    Everett                                     95    504 units        100.0             22,496              15,625
    Burien                                      96    380 units        100.0             16,447              12,900
  Oregon
    Beaverton                                   95    279 units        100.0             11,295               8,042
  Texas
    San Antonio                                 96    224 units        100.0              4,958                   -
    San Antonio                                 94    327 units        100.0              4,951                   -
    Houston                                     94    278 units        100.0              7,542               2,997
    Austin                                      96    256 units        100.0              6,772                   -
OFFICE BUILDING:
  California
    Newport Beach                               (i)       7,000        100.0              1,019                   -
INDUSTRIAL:
  California
    Baldwin Park                                90      622,000         50.0  (f)(j)      8,988               9,454
  Washington
    Seattle                                     95      185,000        100.0              7,314               4,751

ALLOWANCE FOR LOSS ON DISPOSITION OF                                                    (10,974)
MULTIFAMILY AND INDUSTRIAL OPERATIONS                                                  --------

                                                                                       $107,236
                                                                                       ========

- -------------------------------------
(a) Square feet except as indicated.
(b) Net book value (total cost of project less accumulated depreciation) at December 31, 1993. Amounts represent 100% of project net book value.
(c) Amounts represent 100% of project encumbrances.
(d) Subsequent to December 31, 1993, the loan was refinanced (see Item 1. "Business - Realty - Regional Malls - Santa Anita Fashion Park").
(e) A major shopping center which was expanded into a 980,000 square foot regional mall. Expanded mall area opened in October 1991. Additional anchor tenant opened in fall of 1992.
(f) Realty is entitled to receive a preferred return on its equity investment.
(g) A retail building adjacent to the Towson Town Center project that is expected to become part of the regional mall described in (e) above.
(h) Pacific has an option to acquire this property (see Item 1. "Business - Realty - Land").
(i) Corporate offices of Realty and Pacific.
(j) Pacific has agreed to acquire this property during 1994 (see Item 1. "Business - Realty - Pacific Gulf Properties").

- -----------------

     The following table presents information with respect to Realty's wholly owned and consolidated joint venture projects, other than Santa Anita Racetrack, by type as of December 31, 1993. Information with respect to the projects subject to the Pacific transaction is separately listed. Information on the consolidated joint venture projects represents 100% of the projects' leasable area and net operating income.

                           SQUARE FOOTAGE
                      -------------------------
                                        PERCENT    NET OPERATING
                       LEASABLE AREA    OF TOTAL     INCOME (a)
                      ---------------   --------   --------------
Realty
  Regional mall           900,000  (b)     21       $ 6,116,000

  Shopping centers        296,000           7         2,741,000

  Office buildings        275,000           6         2,721,000

Pacific
  Apartments (c)        2,080,000          48         8,139,000

  Industrial (d)          807,000          18         3,463,000

  Office building           7,000           -            27,000
                        ---------         ---       -----------
Total                   4,365,000         100       $23,207,000
                        =========         ===       ===========

- ----------------------
  (a) Rental property revenues less rental property operating expenses for all wholly owned properties and consolidated joint venture properties.
  (b) Does not include square footage in Towson Town Center (980,000 square feet) or Joppa Associates (240,000 square feet), or land underlying Fashion Park of 73 acres.
  (c) Net operating income includes only actual number of months of activity for each project.
  (d) Includes - property Pacific has agreed to acquire during 1994 (see Item 1. "Business - Realty - Pacific Gulf Properties").

     The disposition of the multifamily and industrial operations to Pacific is consistent with Realty's plan to focus its efforts on the Santa Anita Racetrack and related property in Arcadia. Realty's current investment policy is to focus its efforts on the Santa Anita Racetrack and related property in Arcadia. Realty's investment policies are subject to ongoing review by its Board of Directors and may be changed in the future depending on various factors, including the general climate for real estate investments.

  SANTA ANITA RACETRACK

     Santa Anita Racetrack, which is leased by Realty to the Los Angeles Turf Club, Incorporated ("LATC"), a subsidiary of Operating Company, is located on approximately 312 acres, 14 miles northeast of downtown Los Angeles, adjacent to major transportation routes. LATC conducts one of the largest thoroughbred horse racing meets in the United States in terms of both average daily attendance and average daily pari-mutuel wagering.

     The Santa Anita Racetrack was opened for thoroughbred horse racing in 1934 by a group of investors led by Dr. Charles H. Strub. The Santa Anita Meet has been held at Santa Anita Racetrack each year since its founding except for three years during World War II. Over the years, the racetrack facilities have been expanded. At present, the physical plant consists of a large grandstand structure, stalls for approximately 2,000 horses, and a parking area covering approximately 128 acres which can accommodate approximately 20,000 automobiles. The grandstand facilities include clubhouse and Turf Club accommodations, a general admission

- ----------------

area, and food and beverage facilities, which range from fast food stands to restaurants, both at outdoor terrace tables and indoor dining areas. The grandstand has seating capacity for 25,000 as well as standing room for additional patrons. The structure also contains Operating Company's executive and administrative offices. The grounds surrounding the grandstand are extensively landscaped and contain a European-style paddock and infield accommodations, including picnic facilities for special groups and the general public.

     The lease rental payable to Realty by LATC is 1.5% of total live on-track wagering at Santa Anita Racetrack, including live on-track wagering during the meet conducted by the Oak Tree Racing Association ("Oak Tree"). In addition, Realty receives 40% of LATC's revenues from satellite wagering (not to exceed 1.5% of such wagering) and the simulcasting of races originating from Santa Anita Racetrack after mandated payments to the State, to horse owners and to breeders. Accordingly, the rental income which Realty receives from Santa Anita Racetrack is directly affected by and dependent upon the racing activities and the wagering by patrons (see Item 1. "Business -- Operating Company -- Santa Anita Racetrack").

     Based upon the rental formula for the year ended December 31, 1993, Realty received approximately $11.6 million in rental income from horse racing. The lease expires in December 1994 at which time it is expected to be renewed on terms to be renegotiated by Realty and LATC which, in light of Operating Company's declining profitability, may result in reduced revenue to Realty (see
Item 1.  "Business -- Operating Company" and Item 6.  "Selected Financial Data -
- - Operating Company").

  The following table shows rental earned by Realty under the LATC lease for the last five years:


                                              RACING MEETS ENDED IN
                                      (IN THOUSANDS, EXCEPT FOR RACING DAYS)
                               ----------------------------------------------------
                                 1993       1992       1991       1990       1989
                               --------   --------   --------   --------   --------
Combined racing days                114        121        120        117        122
                                =======    =======    =======    =======    =======
Santa Anita Meet                $ 9,233    $10,955    $ 9,928    $10,436    $10,283

Oak Tree Meet and Charity
  Days (a)                        2,401      1,728      1,889      2,069      2,863
                                -------    -------    -------    -------    -------
Total                           $11,634    $12,683    $11,817    $12,505    $13,146
                                =======    =======    =======    =======    =======

- -------------------------
(a) Oak Tree races five weeks in even-numbered years and six weeks in odd-numbered years.

     For a further description of the Santa Anita Meet and the Oak Tree Meet, see Item 1. "Business -- Operating Company -- Santa Anita Racetrack."

  REGIONAL MALLS

     SANTA ANITA FASHION PARK

     Santa Anita Fashion Park is a completely enclosed, climate-controlled regional mall located adjacent to Santa Anita Racetrack with approximately 900,000 square feet of leasable area. Fashion Park is owned and operated by a partnership, Anita Associates, of which Realty is a 50% limited partner. The general partner of Anita Associates is Hahn-UPI, which in turn is a limited partnership of which The Hahn Company, a developer of shopping centers, is the general partner.

     Fashion Park is currently undergoing an expansion which is anticipated to be completed in the fall of 1994. In addition to the existing major tenants, Robinsons/May, J.C. Penney and Broadway, a new 146,000 square foot Nordstrom store is being added. During 1993, the Robinsons/May store was expanded by

- ----------------

approximately 40,000 square feet. In 1994, an additional 45,000 square feet of mall stores will be completed with the Nordstrom expansion. During 1993, a food court of approximately 13,000 square feet was completed and opened.

     In January 1994, the partnership refinanced its existing debt by entering into a loan agreement with an insurance company whereby a maximum of $62,355,000 may be borrowed, bearing interest at 9%, with repayment over ten years. On January 25, 1994, $46,577,193 of the total loan amount was drawn.

     There are currently 116 tenants operating mall stores with original lease terms varying up to 10 years. New leases are generally seven to ten years with clauses providing for escalation of the basic rent every three years. Typically, leases with mall tenants are structured to provide Anita Associates with overage rents upon attainment by the tenant of certain sales levels, which are specified under the individual leases of the various stores. Overage rents represent a fixed percentage of the gross sales of a tenant less its base rent.

     Realty has leased the land underlying Fashion Park to Anita Associates and to the major tenants of Fashion Park until 2037, with two additional ten-year option periods and one additional five-year option period. The ground rent is $527,000 annually until 1996 when the annual rent will increase to $794,000 through 2007. During the remaining 30-year term and the three additional option periods, the annual ground rent may be increased up to 25% based upon the appraised value of the land. Under the provisions of the ground leases, Anita Associates is responsible for real estate taxes and other operating expenses. Robinsons/May, J. C. Penney and The Broadway pay their own real estate taxes.

     The following table contains certain information pertaining to the mall stores in Fashion Park (excluding major tenants):

                                                         Year Ended December 31,
                                           ----------------------------------------------------
                                             1993       1992       1991       1990       1989
                                           --------   --------   --------   --------   --------
Number of mall tenants                          116        107(a)     134        139        141
                                           ========   ========   ========   ========   ========
Average annual rental rates per square
  foot including overage rents               $16.42     $16.98     $15.80     $14.99     $14.70
                                           --------   --------   --------   --------   --------

- -------------------
(a) Decline due primarily to certain leases not being renewed in anticipation of the expansion discussed above.


     The land underlying Fashion Park is security for a loan maturing in 2009 with a balance at December 31, 1993 of $4,100,000. Payments on this indebtedness, which is without recourse to Realty, are approximately $473,000 annually. The security to the lender also includes an assignment of the ground rents received by Realty and a collateral assignment of the ground leases.

     TOWSON TOWN CENTER

     Towson Town Center located in Towson, Maryland, is a 563,000 square foot (excluding major tenants) regional mall which opened in 1991. Realty is a 50% partner with The Hahn Company in H-T Associates, a joint venture which owns a 65% interest in a partnership which owns the Towson Town Center. Realty has invested a total of $7.5 million in H-T Associates. The major tenants at Towson Town Center are Nordstrom and Hecht's department stores.

     There are 183 other tenants operating mall stores with original lease terms varying up to 15 years. The average annual rental rate per square foot including overage rents was $28.23 per square foot for the operating mall stores. The mall tenant leases generally provide for escalation of the basic rent every three years and are structured to provide Towson Town Center with overage rents upon attainment by the tenant of certain sales levels, which are specified under the individual leases of the various stores. Overage rents represent a fixed percentage of the gross sales of a tenant less its base rent.

- -----------------

     Realty is a joint and several guarantor of loans used to expand the Towson Town Center and a department store and land adjacent to the Towson Town Center in the amount of $82,630,000. In 1993 the guarantee amount was reduced by $93,337,000. Annually, the guarantors may request a reduction in the amount of the guaranty based on the economic performance of the regional mall (see "Notes to Financial Statements -- Note 3 -- Investments in Joint Ventures").

  SHOPPING CENTERS

     Realty owns a portfolio of six neighborhood shopping centers. The shopping centers typically consist of a major supermarket, retail store or drugstore as a major tenant and often include a variety or general merchandise store and smaller service store tenants. The major tenant in two centers owns its building and the underlying land, while in the four other centers, the land or improvements are leased to the major tenant. Leases on the properties range from two to ten years in duration, but typically are from three to five years. They are generally triple net leases (tenant pays all operating costs, insurance and property taxes) and provide for future rental increases. At December 31, 1993, the average occupancy of the three shopping centers located in California was 88% and the average occupancy of the three shopping centers located in Arizona was 90%.

  OFFICE BUILDINGS

     Realty owns interests in four office buildings located in Arcadia, Santa Ana, Upland and Newport Beach, California. The office buildings in Santa Ana and Upland are for general office use, the building in Arcadia is a medical office building and the building in Newport Beach was occupied by Realty in March 1993 and was sold to Pacific on February 18, 1994. Office leases are typically for a period of five to ten years and are offered on a full-service gross basis. In addition, tenants are given a tenant improvement allowance and rental concessions in the form of additional tenant improvement allowances or free rent. At December 31, 1993, the occupancy of the office buildings, was 82%.

     Effective as of December 31, 1993, Realty acquired the minority partnership interest in the office building located in Santa Ana. The partnership interest was acquired in consideration for the cancellation of certain receivables from the minority partner, payment of $250,000 and the assumption of the minority partner's capital account.

  LAND

     Realty is a 50% partner in French Valley Ventures, a partnership which acquired 24 acres of unimproved land located in Temecula, California. The partnership is actively seeking the necessary entitlements on the property and is reviewing the possibility of developing an industrial project on the site.

     Subsequent to year-end, Realty granted to Pacific an option to acquire this partnership interest in the undeveloped parcel of land for $1,957,000. The option is exercisable beginning March 1, 1994 and expires December 31, 1994.

  APARTMENTS

     On July 1, 1993, Realty acquired a 256-unit apartment complex located in Austin, Texas, which was subsequently sold to Pacific. Realty acquired the project for $6,750,000. At December 31, 1993 the complex was 96% leased.

     During 1993, prior to the sale of its apartments to Pacific, Realty acquired the minority partnership interests in Applewood Village Partners and SAREFIM, partnerships which owned 406 and 504 units, respectively, from the minority partners. The partnership interests were acquired in consideration for cash, the cancellation of certain receivables from the minority partners and the assumption of the minority partners' share of the excess of partnership liabilities over assets.

- ----------------

  INDUSTRIAL

     BALDWIN INDUSTRIAL PARK

     Realty is a 50% limited partner in a partnership formed to develop an industrial park on a 45-acre parcel of land in Baldwin Park, California. The land is leased from one of the partners for a period of 55 years. The industrial park is comprised of a total of approximately 622,000 square feet of office and industrial space in a complex of buildings ranging in size from 25,000 to 65,000 square feet. The park is currently 90% leased to tenants which include Gerber's Foods, Federal Express and Home Savings of America ("Home"). Home, the current lessee of a ten-acre parcel in the industrial park and of a 55,656 square foot building in the industrial park, has options to purchase both the ten-acre parcel and the building and land underlying the building under the terms of its leases. Home has exercised its options under both agreements.

     Under the partnership agreement, Realty is entitled to receive 80% of the cash flow from the partnership in order to provide Realty with a cumulative return of 12% per annum on its invested capital. To the extent there is sufficient cash flow for Realty to receive its 12% cumulative return, the remaining partners are entitled to 80% of the excess cash flow to provide them with a cumulative annual return equal to that received by Realty. Additional cash flow is to be divided equally between Realty and the remaining partners.

     The partnership exercised an option to buy the land underlying the Home parcel in 1991 and has the option to acquire the remaining parcels in 1994. If the partnership does not exercise any portion of its option to acquire the land, Realty then has the right to exercise that portion of the option under the same terms as the partnership. In addition to the above-mentioned partnership option, Realty has an option to purchase the partnership interests of the other partners in 1994 at the fair market value of the interests in 1994.

     Subsequent to year-end, Realty agreed to sell its interest in the partnership and assigned its option to purchase the partnership interest of the other partners to Pacific. (See Item 1. "Business - Realty-Pacific Gulf Properties Inc." and "Notes to Financial Statements - Note 2 - Disposition of Multifamily and Industrial Operations Subsequent to Year End"). Pacific has exercised this option to purchase the partnership interest of the other partners.

     SEATTLE INDUSTRIAL BUILDINGS

     During 1993, prior to the sale of its industrial properties to Pacific, Realty acquired the minority partnership interest in SARESAM Ventures, a partnership which owned 185,000 square feet of industrial buildings located in the Seattle, Washington area. The partnership interest was acquired in consideration for the cancellation of certain receivables from the minority partners and the assumption of the minority partners' share of the excess of partnership liabilities over assets.

  MANAGEMENT OF PROPERTIES

     Realty manages its shopping centers (other than the regional malls) and office buildings directly. Based on a normal property management fee charged by outside managers, Realty believes it realizes an economic benefit as well as the benefits of direct control by managing the properties directly.

- ----------------

  COMPETITIVE AND OTHER CONDITIONS

     The industrial buildings, regional shopping malls, shopping centers and office buildings owned by Realty encounter significant competition from similar or larger industrial buildings, regional shopping malls, shopping centers and office buildings developed and owned by other companies.

     Realty's income from its real estate assets is also affected by general economic conditions. The current recession has adversely affected vacancy rates in office buildings and industrial parks generally. The current recession and other competitive conditions have also affected the rent payable by LATC (see
Item 1. "Business -- Operating Company -- Competitive and Other Conditions"). Continuation of the recession could adversely impact vacancy rates, the nature of Realty's tenants, the rents Realty is able to obtain from its tenants and its financial results.

     Some of Realty's properties are located in Southern California, which is an area prone to earthquakes. To date, none of Realty's projects have sustained any significant damage as a result of earthquakes. However, there can be no assurance that any potential earthquakes will not damage Realty's properties or negatively impact the financial position or results of Realty.

  EMPLOYEES

     At December 31, 1993, Realty employed 58 persons on a full-time basis. In connection with the sale to Pacific, the executive officers, various managers and most other employees of Realty resigned and became officers and employees of Pacific on February 18, 1994. Realty has entered into a one-year management agreement with Pacific to assure an orderly transaction, and, as of March 16, 1994, appointed a new Chief Executive Officer (see Item 4a. "Executive Officers of Realty and Operating Company"). Realty believes that relations with its employees are satisfactory.

  SEASONAL VARIATIONS IN BUSINESS

     Realty is subject to significant seasonal variation in revenues due primarily to the seasonality of thoroughbred horse racing. The following table presents unaudited quarterly results of operations for Realty during 1993 and 1992:

                                                        Quarters Ended
                                                             1993
                                              (in thousands, except per share figures)
                                           ----------------------------------------------
                                             March       June        Sept.        Dec.
                                           ---------   ---------   ---------   ----------
Total revenues                              $18,876     $12,822     $10,452     $ 13,428
Costs and expenses                            7,123       7,241       7,227       10,440
Interest and other                            3,277       3,350       3,100        2,750
Loss on disposition of multifamily and
 industrial operations                            -           -           -       10,974
                                            -------     -------     -------     --------
Income (loss) before income taxes             8,476       2,231         125      (10,736)
Benefit for income taxes                     (1,458)     (1,065)          -            -
                                            -------     -------     -------     --------
Net income (loss)                           $ 9,934     $ 3,296     $   125     $(10,736)
                                            =======     =======     =======     ========
Net income (loss) per common share             $.88     $   .29     $   .01     $   (.95)
                                             =======     =======     =======     ========


                                                        Quarters Ended
                                                             1992
                                              (in thousands, except per share figures)
                                            ---------------------------------------------
                                             March       June        Sept.        Dec.
                                            -------     ------      -------    ----------
Total revenues                              $16,544     $11 ,243     $ 9,501     $ 13,003
Costs and expenses                            6,488        6,299       6,845        8,117
Interest expense and other                    2,967        3,113       3,874        2,377
                                            -------      -------     -------     --------
Net income (loss)                           $ 7,089      $ 1,831     $(1,218)    $  2,509
                                            =======      =======     =======     ========
Net income (loss) per common share             $.63      $   .16     $  (.11)    $    .23
                                            =======      =======     =======     ========


- ----------------

Operating Company

     Santa Anita Operating Company ("Operating Company") is organized under the laws of the State of Delaware. Operating Company's principal executive offices are located at Santa Anita Racetrack, 285 West Huntington Drive, Post Office Box 60014, Arcadia, California 91066-6014.

     Operating Company is engaged in thoroughbred horse racing. The thoroughbred horse racing operation is conducted by a subsidiary of Operating Company, Los Angeles Turf Club, Incorporated ("LATC"), which leases Santa Anita Racetrack from Realty. The lease expires in December 1994 when its terms will be renegotiated (see Item 1. "Business -- Realty -- Santa Anita Racetrack").

  SANTA ANITA RACETRACK

     LATC conducts an annual 17-week thoroughbred horse racing meet which commences immediately after Christmas and continues through mid-April. LATC conducts one of the largest thoroughbred racing meets in the United States in terms of both average daily attendance and average daily pari-mutuel wagering.

     LATC leases the racetrack from Realty for the full year under a master lease for a fee of 1.5% of the total live on-track wagering at Santa Anita Racetrack, which includes the Oak Tree meet. In addition, LATC pays to Realty 40% of its revenues from satellite wagering (not to exceed 1.5% of such wagering) and the simulcasting of races originating from Santa Anita Racetrack after mandated payments to the State, to horse owners and to breeders. When LATC operates as a satellite for Hollywood Park Racetrack ("Hollywood Park") and Del Mar Racetrack ("Del Mar"), LATC does not pay any additional rent to Realty. LATC has sublet the racetrack to Oak Tree to conduct its annual thoroughbred horse racing meet (31 days in 1993), which commences in late September or early October. Oak Tree races five weeks in even-numbered years and six weeks in odd-numbered years.

     Under a sublease which expires in 2000, Oak Tree makes annual rental payments to LATC equal to 1.5% of the total live on-track pari-mutuel wagering from its racing meet and 25% of its satellite and simulcast revenues after mandated payments to the State, to horse owners and to breeders. LATC pays to Realty 40% of all satellite and simulcast revenues received from Oak Tree. Because the rental received from Oak Tree's on-track pari-mutuel wagering is identical to the rental paid to Realty, LATC does not reflect these amounts in its financial statements. In addition, Oak Tree reimburses LATC an amount equal to 0.8% of its on-track pari-mutuel wagering for certain expenses of operating Santa Anita Racetrack on behalf of Oak Tree. LATC also receives supplemental rent representing Oak Tree's adjusted profits above an agreed-upon level and will rebate rent to Oak Tree if Oak Tree's adjusted profits fall below such level (see Item 1. "Business -- Operating Company -- Santa Anita Racetrack -- Pari-Mutuel Wagering").

     The number of racing days at the Santa Anita meet declined from 90 in 1989 to 83 in 1993. Total pari-mutuel wagering on the Santa Anita meet decreased from $654.1 million in 1989 to $613.5 million in 1993. For all years prior to 1989, all of Santa Anita pari-mutuel wagering was conducted on-track. In 1989, $122.1 million of the total amount wagered was wagered at satellite locations with $532.0 million being wagered on-track. In 1993, $362.8 million of the total amount wagered was wagered at satellite locations with $250.7 million being wagered on-track.

     Total attendance was 2.9 million in 1989, of which 621,000 was at satellite locations. By 1993, on-track attendance had declined to 1.2 million, down from
1.5 million in 1992. Although 1,332,126 and 1,576,763 patrons attended satellite locations during the Santa Anita meets in 1993 and 1992, respectively, LATC does not share in the revenues from admissions, parking and food and beverage sales at the satellite locations.

- ----------------------------

     The following tables summarize key operating statistics for the 1989-1993 Santa Anita meets and the 1989-1993 Oak Tree meets, together with the attendance and wagering statistics relating to the transmission of the Del Mar and Hollywood Park signals to Santa Anita Racetrack.


                                                     Racing Meets Ended in
                                 ----------------------------------------------------------
                                    1993         1992       1991        1990        1989
                                 ----------  ----------  ----------  ----------  ----------
LIVE RACING
- -----------
SANTA ANITA MEET:
  Number of racing day                   83          94          88          90          90
                                         ==          ==          ==          ==          ==
  Attendance
    On-track                      1,215,208   1,531,538   2,014,618   2,157,583   2,291,700
    Satellite locations           1,332,126   1,576,763     666,611     707,675     620,734
                                 ----------  ----------  ----------  ----------  ----------
    Total                         2,547,334   3,108,301   2,681,229   2,865,258   2,912,434
                                 ==========  ==========  ==========  ==========  ==========
    Average daily (a)                30,698      33,067      30,524      31,915      32,360
                                 ==========  ==========  ==========  ==========  ==========

  Wagering ($000) (b)
    On-track                     $  250,729  $  323,223  $  470,471  $  519,443  $  531,977
    Satellite locations (c)         267,346     315,851     133,791     144,303     122,101
    Interstate locations (d)         95,411      68,689      39,445           -           -
                                 ----------  ----------  ----------  ----------  ----------
    Total                        $  613,486  $  707,763  $  643,707  $  663,746  $  654,078
                                 ==========  ==========  ==========  ==========  ==========
    Average daily (a)            $    7,767  $    7,716  $    7,366  $    7,391  $    7,268
                                 ==========  ==========  ==========  ==========  ==========

OAK TREE MEET:
  Number of racing days (e)              31          27          32          27          32
                                         ==          ==          ==          ==          ==

  Attendance (c)
    On-track                        499,617     425,774     506,833     590,743     700,891
    Satellite locations             444,932     390,088     454,264     171,177     199,607
                                 ----------  ----------  ----------  ----------  ----------
    Total                           944,549     815,862     961,097     761,920     900,498
                                 ==========  ==========  ==========  ==========  ==========
    Average daily (a)                30,598      30,389      30,417      28,219      28,475
                                 ==========  ==========  ==========  ==========  ==========

  Wagering ($000) (b)(c)
    On-track                     $   99,789  $   79,162  $  102,740  $  133,644  $  160,523
    Satellite locations              86,427      75,714      88,699      33,555      38,599
    Interstate locations (d)         58,467      20,198      17,445       6,878           -
                                 ----------  ----------  ----------  ----------  ----------
    Total                        $  244,683  $  175,074  $  208,884  $  174,077  $  199,122
                                 ==========  ==========  ==========  ==========  ==========
    Average daily (a)            $    8,567  $    6,676  $    6,767  $    6,620  $    6,268
                                 ==========  ==========  ==========  ==========  ==========

- ------------------

(a) Total handle or total attendance divided by the number of race days will produce a different average daily result due to the fact that satellite locations may not have operated from the beginning of the Santa Anita meet, therefore, average daily attendance and wagering is calculated based upon the number of days each satellite location is open.
(b) Includes simulcast wagering on races originating at other racetracks.
(c) Satellite wagering expanded to include Hollywood Park and Los Alamitos effective with the 1991 Oak Tree meet.
(d) Interstate wagering (common pooling) began in October 1990.
(e) Oak Tree races five weeks in even-numbered years and six weeks in odd-numbered years.

                                                         Racing Meets Ended in
                                         -----------------------------------------------------
                                           1993        1992       1991       1990       1989
                                         --------    --------   --------   --------   --------
AS A SATELLITE
- ---------------------------
SANTA ANITA AS SATELLITE
  FOR DEL MAR RACETRACK:
  Number of racing days                        42          43         43         43         43
                                               ==          ==         ==         ==         ==
  Attendance
    Total                                 223,599     242,947    273,333    271,525    279,163
                                         ========    ========   ========   ========   ========
    Average daily                           5,324       5,650      6,357      6,315      6,492
                                         ========    ========   ========   ========   ========
  Wagering ($000)
    Total                                $ 54,928    $ 55,435   $ 66,068   $ 68,807   $ 72,648
                                         ========    ========   ========   ========   ========
    Average daily                        $  1,308    $  1,289   $  1,536   $  1,600   $  1,689
                                         ========    ========   ========   ========   ========

SANTA ANITA AS SATELLITE
  FOR HOLLYWOOD PARK (a):
  Number of racing days                        99         101         32
                                               ==         ===         ==
  Attendance
    Total                                 505,239     515,510    154,233
                                         ========    ========   ========
    Average daily                           5,103       5,104      4,820
                                         ========    ========   ========
  Wagering ($000)
    Total                                $112,623    $114,858   $ 36,233
                                         ========    ========   ========
    Average daily                        $  1,138    $  1,137   $  1,132
                                         ========    ========   ========

- -------------------
(a) Began in November 1991.

     Management anticipates that the general trend of increases in off-track wagering will continue and the decrease experienced in on-track attendance and on-track wagering will also continue albeit at a slower rate.

     During the last five years, 54% of the annual revenues of LATC resulted from pari-mutuel and other wagering commissions. The remaining revenues resulted from admissions, parking, food and beverage sales, sale of programs and interest and other income.

     The following table sets forth certain unaudited financial information with respect to LATC:

                                                                Year Ended December 31,
                                                                     (in thousands)
                                            -------------------------------------------------------------
                                              1993         1992         1991          1990         1989
                                            --------    ---------    ---------     ---------    ---------
REVENUES:
  Pari-mutuel and other wagering
    commissions:
      On-track                               $15,327      $18,031      $25,277       $29,256      $29,368
      Satellite origination                   11,106       13,158        5,501         5,577        4,391
      Simulcasting                             3,120        2,738        2,284         1,416        1,208
      Satellite for Del Mar and
        Hollywood Park                         3,391        3,422        2,005         1,376        1,453
  Admission-related                           27,833       28,923       30,262        28,630       29,625
  Interest and other                             326        1,075        2,655         3,684        1,464
                                             -------      -------      -------       -------      -------
          Total revenues                      61,103       67,347       67,984        69,939       67,509
                                             -------      -------      -------       -------      -------

COSTS AND EXPENSES:
  Direct operating costs                      44,436       48,551       48,648        48,863       46,872
  Plant rental                                 9,233       10,955        9,928        10,436       10,283
  Other                                        7,879        8,678        7,544         7,771        6,683
                                             -------      -------      -------       -------      -------
          Total costs and expenses            61,548       68,184       66,120        67,070       63,838
                                             -------      -------      -------       -------      -------
  Income (loss) before taxes                 $  (445)     $  (837)     $ 1,864       $ 2,869      $ 3,671
                                             =======      =======      =======       =======      =======

     The mix of revenues has changed significantly from 1989 to 1993 primarily as a result of the introduction of satellite wagering on races originating at Santa Anita Racetrack, operating as a satellite location for Del Mar and Hollywood Park, changes in average daily pari-mutuel wagering, selective price increases, the introduction of additional exotic wagering opportunities on which the retention amount is higher than on conventional wagering and a new lease with Oak Tree, all of which have largely offset declines in commissions from on-track wagering. In addition, LATC recognized $400,000 in 1990 and $1,000,000 in 1991 from the 1990 sale of the Canterbury Downs management consulting contract. Also, interest income has fluctuated as a function of cash balances available for investments and changing interest rates.

     LATC's total expenses decreased from $63.8 million in 1989 to $61.5 million in 1993. The majority of these expenses are pari-mutuel wagering or attendance-related, the result of operating as a satellite location for Del Mar and Hollywood Park and the aggregate effect of a new lease with Oak Tree. In 1991, costs and expenses included $1.1 million in earthquake damage. From 1991 to 1992, total costs and expenses increased by $2,064,000 primarily due to the fact that LATC operated as a satellite location for the first time for Hollywood Park's spring thoroughbred meet, the engagement of outside consultants in the amount of $660,000 to review the company's operations, and additional rent paid to Realty in the amount of $1,027,000. From 1992 to 1993, total costs and expenses decreased primarily due to fewer race days and lower on-track attendance and wagering.

- ----------------

     For further information regarding operating results, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Santa Anita Operating Company."

     PARI-MUTUEL WAGERING

     Pari-mutuel means literally a mutual wager, or wagering by individuals against each other. The racetrack acts as the broker for the wagers made by the public and deducts a "take-out" or gross commission which is fixed by the State and shared with the State, the racetrack operator, the horse owners and breeders, and the municipality in which the racetrack is located. The racetrack operator has no interest in which horse wins a given race.

     As a condition of the issuance of a racing license, California law requires that a certain number of racing days be conducted as charity days. The net proceeds from these charity days are distributed to beneficiaries through a nonprofit organization approved by the California Horse Racing Board (the "Horse Racing Board"). LATC is required to conduct five charity days.

       ON-TRACK WAGERING

     The State has vested administrative authority for racing and wagering at horse racing meets with the Horse Racing Board. The Horse Racing Board, which consists of seven members appointed by the governor of the State, is charged with the responsibility of regulating the form of wagering, the length and conduct of meets and the distribution of the pari-mutuel wagering within the limits set by the California legislature. The Horse Racing Board is also charged with the responsibility of licensing horse racing associations on an annual basis to conduct horse racing meets and of licensing directors, officers and persons employed by the associations to operate such meets.

     California law specifies the percentage distribution of pari-mutuel wagering with the percentage varying based upon the total wagering for the meet, breed of horse and type of wager. The following table sets forth the allocation of the total pari-mutuel wagering, on- and off-track, by percentage and dollar amount during the 1992-93 Santa Anita meet:

                                                          DISTRIBUTION OF PARI-MUTUEL  WAGERING
                                                         --------------------------------------
                                                                                       DOLLAR
                                                                                       AMOUNT
                                                         PERCENTAGE                 (IN THOUSANDS)
                                                         ----------                --------------
Return to Wagerers                                         81.05%                       $497,224
State of California                                         4.37                          26,809
Track Commissions                                           4.71                          28,877
Horse Owners and Breeders                                   4.74                          29,087
Satellite Operator and Location Fees                        4.85                          29,780
Others                                                       .28                           1,709
                                                          ------                        --------
                                                          100.00%                       $613,486
                                                          ======                        ========


- ----------------

       SATELLITE WAGERING - CALIFORNIA

     LATC and Oak Tree send televised racing signals to other southern California racetracks, wagering facilities on Indian reservation land in California and non-racing fair sites in central and southern California. Pari-mutuel wagering at a satellite facility is included in the pari-mutuel pools at the host racing associations. LATC's and Oak Tree's share of the satellite wagering was approximately 4.3% of the satellite pari-mutuel wagering on races originating at Santa Anita Racetrack.

     In the fall of 1993, California law permitted LATC and Oak Tree to send and receive televised racing signals on races with purses exceeding $20,000 to and from northern California racetracks and nonracing fairs. In 1993, Bay Meadows, San Mateo, California became an additional satellite location during the Santa Anita meet. LATC's commission on the northern California satellite wagering was about 3.3%.

     LATC has been advised that other Indian tribes are planning satellite wagering facilities on reservation land in southern California. Any other facilities opened by an Indian tribe must obtain approval from the State and must enter into an agreement with the racing associations with respect to the pari-mutuel operations.

     During the Hollywood Park and Del Mar meets, LATC and other Southern California racing associations and fairs operate as satellite facilities. In addition to retaining 2% of the pari-mutuel wagering at Santa Anita Racetrack as its commission, LATC receives income from admissions, parking and food and beverage sales. In 1993, Santa Anita Racetrack operated 141 days as a satellite for Hollywood Park and Del Mar.

       SATELLITE WAGERING - INTERSTATE

     Legislation has been enacted in certain states permitting the transmission of pari-mutuel wagers across state lines. This format permits patrons wagering in those states on races held at Santa Anita Racetrack to participate in the same pari-mutuel pool payouts available to LATC's on-track patrons and Southern California satellite patrons. LATC currently participates in satellite wagering with numerous sites in Nevada, and additional locations in Alabama, Arizona, Colorado, Connecticut, Delaware, Florida, Idaho, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Montana, Nebraska, New Hampshire, New Jersey, New York, North Dakota, Oregon, Pennsylvania, Rhode Island, Texas, Washington and West Virginia and receives a negotiated percentage of the pari-mutuel wagering at such sites.

     Interstate satellite wagering started in 1991 with total pari-mutuel wagering of $39,445,000 which increased to $95,411,000 for 1993. LATC's share of the commissions from interstate satellite wagering was $1,811,000 for 1993.

     SIMULCASTING

     In 1993, LATC and Oak Tree transmitted their live racing signals (simulcast) to numerous locations in the United States, Mexico and Canada. LATC's share of the commissions for transmitting its racing signal, was $1,280,000 in 1993 and $1,416,000 in 1992. During the Oak Tree meet, LATC receives 25% of Oak Tree's share of simulcasting revenues. LATC is pursuing the opportunity to transmit its signal to other locations.

  CANTERBURY DOWNS

     In 1984, LATC entered into a management consulting contract with Minnesota Racetrack, Inc. ("MRI"). MRI developed and owned a horse racing facility, Canterbury Downs, in the Minneapolis area of Minnesota, which opened in June 1985. In 1990, LATC sold its interest in the management consulting contract with Canterbury Downs and recognized $400,000 as income. In 1991, LATC recognized an additional $1,000,000 as income.

- ----------------

  COMPETITIVE AND OTHER CONDITIONS

     The southern California area offers a wide range of leisure time spectator activities, including professional and college teams which participate in all major sports. LATC and Oak Tree compete with such sporting events for their share of the leisure time market and with other numerous leisure time activities available to the community, some of which are broadcast on television.

     As an outdoor activity, horse racing is more susceptible to inclement weather than some other leisure time activities. This is particularly true of the Santa Anita meet which is held during the winter. Prior to the 1992-1993 meet, LATC had never lost a race due to inclement weather. During the 1992-1993 meet, LATC lost two full days and two partial days of racing because of inclement weather. A local Arcadia ordinance presently limits live horse racing to daylight hours but allows the importation of a horse racing broadcast signal one evening per week.

     The Horse Racing Board has annually licensed LATC and Oak Tree to conduct racing meets at Santa Anita Racetrack. At present, the Horse Racing Board has not licensed other thoroughbred racetracks in Southern California to conduct racing during these meets. Since 1972, however, night harness racing and night quarterhorse meets have been conducted at other racetracks in Southern California during portions of these meets. LATC and Oak Tree could be adversely affected by legislative or Horse Racing Board action which would increase the number of competitive racing days, reduce the number of racing days available to LATC and Oak Tree, or authorize other forms of wagering.

     The California State Lottery Act of 1984, which provides for the establishment of a state-operated lottery, was implemented in 1985. In the opinion of management, the State lottery has had an adverse impact and will continue to have an adverse impact on total attendance and pari-mutuel wagering at Santa Anita Racetrack (see Item 1 "Business -- Operating Company -- Santa Anita Racetrack"). Although it is unaware of any empirical studies, management believes that the State lottery has had and will continue to have an adverse impact on many other businesses in the State of California.

     In the future, legislation could be enacted to allow casino gaming or other forms of gaming which are competitive with pari-mutuel wagering at Santa Anita Park. Under federal law, certain types of gaming are lawful on Indian lands if conducted in conformance with a Tribal-State compact, which the applicable state must negotiate with an Indian tribe in good faith. Certain Indian tribes seeking to establish gaming in California have instituted litigation against the State of California to compel the State to permit them to do so. In 1993, one court held that California has a public policy prohibiting casino gaming and need not negotiate a compact with respect to casino gaming. However, the court also held that certain other forms of gaming were the proper subject of a compact. Other courts are not bound by that decision and may hold differently. If the Indian tribes are successful in establishing casino gaming or other forms of gaming in California, such gaming could have an adverse impact on LATC.

  DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS

     No material part of Operating Company's business is dependent upon a single customer or a few customers; therefore, the loss of any one customer would not have a materially adverse effect on the business of Operating Company.

  EMPLOYEE AND LABOR RELATIONS

     During the year ended December 31, 1993, LATC regularly employed approximately 1,600 employees. Substantially all are employed on a seasonal basis in connection with live thoroughbred horse racing or satellite meets at Santa Anita Racetrack. During the relatively short periods when live or satellite racing meets at Santa Anita Racetrack are not being conducted, LATC maintains a staff of approximately 260 employees, most of whom are engaged in maintaining or improving the physical facilities at Santa Anita Racetrack or are engaged in preparing for the next live or satellite meet.

     All of LATC's employees, except for approximately 70 full-time management and clerical employees, are covered by collective bargaining agreements with labor unions. A majority of the current labor agreements covering racetrack employees will expire in April 1995 after the Santa Anita meet.

  SEASONAL VARIATIONS IN BUSINESS

     Operating Company is also subject to significant seasonal variation. LATC conducts an annual meet commencing immediately after Christmas and continuing through mid-April. This seasonal variation is indicated by the following unaudited quarterly results of operations for Operating Company during 1993 and 1992:

                                                                                         Quarters Ended
                                                                                              1993
                                                                             (in thousands, except per share figures)
                                                                          ----------------------------------------------
                                                                           March        June        Sept.       Dec.
                                                                          -------      -------     -------     -------

Total revenues                                                             $33,164     $13,542     $ 5,334     $ 9,307
Costs and expenses                                                          33,633      14,362       5,473       9,618
Interest                                                                       145         132         119          97
                                                                           -------     -------     -------     -------
Net loss                                                                   $  (614)    $  (952)    $  (258)    $  (408)
                                                                            =======     =======     =======     =======

Net loss per common share                                                  $  (.06)    $  (.09)    $  (.02)    $  (.04)
                                                                           =======     =======     =======     =======



                                                                                         Quarters Ended
                                                                                         1992 (Restated)
                                                                            (in thousands, except per share figures)
                                                                           ------------------------------------------
                                                                             March        June       Sept.        Dec.
                                                                           -------     -------     -------     -------

Total revenues                                                             $37,030     $16,407     $ 5,576     $ 8,641
Costs and expenses                                                          34,797      17,437       6,954      11,411
Interest                                                                        45          44          45          60
                                                                           -------     -------     -------     -------

Income (loss) before income taxes                                            2,188      (1,074)     (1,423)     (2,830)
Provision (benefit) for income taxes                                           209        (105)       (133)       (214)
                                                                           -------     -------     -------     -------
                                                                           $ 1,979     $  (969)    $(1,290)    $(2,616)
Net income (loss)                                                          =======     =======     =======     =======

Net income (loss) per common share                                         $   .18     $  (.09)    $  (.12)    $  (.23)
                                                                           =======     =======     =======     =======

     In 1993, revenues and cost of sales from food and beverage operations have been reflected as a separate component in Operating Company's and Combined Realty and Operating Company's statement of operations. In prior years these operations were in horse racing revenues. All prior year and interim financial statements and disclosures for Operating Company and Combined Realty and Operating Company have been restated to reflect this reclassification.

     Operating Company has adopted an accounting practice whereby the revenues associated with thoroughbred horse racing at Santa Anita Racetrack are reported as they are earned. Costs and expenses associated with thoroughbred horse racing revenues are charged against income in those interim periods in which the thoroughbred horse racing revenues are recognized. Other costs and expenses are recognized as they actually occur throughout the year.

- ----------------

INCOME TAX MATTERS

     In the opinion of management, Realty has operated in a manner which has qualified it as a REIT under Sections 856 through 860 of the Code. Realty intends to continue to operate in a manner which will allow it to qualify as a REIT under the Code. Under these sections, a corporation that is principally engaged in the business of investing in real estate and that, in any taxable year, meets certain requirements that qualify it as a REIT generally is not subject to federal income tax on its taxable income and gains that it distributes to its shareholders. Income and gains that are not so distributed will be taxed to a REIT at regular corporate rates. In addition, a REIT is subject to certain taxes on net income from "foreclosure property" as defined in the Code, income from the sale of property held primarily for sale to customers in the ordinary course of business and excessive unqualified income.

  REIT REQUIREMENTS

     To qualify for tax treatment as a REIT under the Code, Realty at a minimum must meet the following requirements:

       (1) At least 95% of Realty's gross income each taxable year (excluding gains from the sale of property other than foreclosure property held primarily for sale to customers in the ordinary course of its trade or business) must be derived from:

              (a)    rents from real property;

              (b) gain from the sale or disposition of real property that is not held primarily for sale to customers in the ordinary course of business;

              (c) interest on obligations secured by mortgages on real property (with certain minor exceptions);

              (d) dividends or other distributions from, or gains from the sale of, shares of qualified REITs that are not held primarily for sale to customers in the ordinary course of business;

              (e)    abatements and refunds of real property taxes;

              (f)    income and gain derived from foreclosure property;

              (g) most types of commitment fees related to either real property or mortgage loans;

              (h) gains from sales or dispositions of real estate assets that are not "prohibited transactions" under the Code;

              (i) income attributable to stock or debt instruments acquired with the proceeds from the sale of stock or certain debt obligations ("new capital") of Realty received during a one-year period beginning on the day such proceeds were received ("qualified temporary investment income");

              (j)    dividends;

              (k) interest on obligations other than those secured by mortgages on properties; and

              (l) gains from sales or dispositions of securities not held primarily for sale to customers in the ordinary course of business.

- ----------------

          In addition, at least 75% of Realty's gross income each taxable year (excluding gains from the sale of property other than foreclosure property held primarily for sale to customers in the ordinary course of its trade or business) must be derived from items (a) through (i) above. For purposes of these requirements, the term "rents from real property" is defined in the Code to include charges for services customarily furnished or rendered in connection with the rental of real property, whether or not such charges are separately stated, and rent attributable to incidental personal property that is leased under, or in connection with, a lease of real property, provided that the rent attributable to such personal property for the taxable year does not exceed 15% of the total rent for the taxable year attributable to both the real and personal property leased under such lease. The term "rents from real property" is also defined to exclude: (i) any amount received or accrued with respect to real property, if the determination of such amount depends in whole or in part on the income or profits derived by any person from the property (except that any amount so received or accrued shall not be excluded from "rents from real property" solely by reason of being determined on the basis of a fixed percentage of receipts or sales); (ii) any amount received or accrued, directly or indirectly, from any person or corporation if ownership of a 10% or greater interest in the stock, assets or net profits of such person or corporation is attributed to Realty; (iii) any amount received or accrued from property that Realty manages or operates or for which Realty furnishes services to the tenants, which would constitute unrelated trade or business income if received by certain tax-exempt entities, either itself or through another person who is not an "independent contractor" (as defined in the Code) from whom Realty does not derive or receive income; and (iv) any amount received or accrued from property with respect to which Realty furnishes (whether or not through an independent contractor) services not customarily rendered to tenants in properties of a similar class in the geographic market in which the property is located.

          If Realty should fail to satisfy the foregoing income tests but otherwise satisfies the requirements for taxation as a REIT and if such failure is held to be due to reasonable cause and not willful neglect and if certain other requirements are met, then Realty would continue to qualify as a REIT but would be subject to a 100% tax on the excessive unqualified income reduced by an approximation of the expenses incurred in earning that income.

     (2) Less than 30% of Realty's gross income during any taxable year can be derived from the sale or disposition of: (i) stock or securities held for less than one year; (ii) property held primarily for sale to customers in the ordinary course of business (other than foreclosure property); and
     (iii) real property (including interests in mortgages on each property) held for less than four years (other than foreclosure property and gains arising from involuntary conversions).

     (3) At the end of each calendar quarter, at least 75% of the value of Realty's total assets must consist of real estate assets (real property, interests in real property, interests in mortgages on real property, shares in qualified real estate investment trusts and stock or debt instruments attributable to the temporary investment of new capital), cash and cash items (including receivables) and government securities. With respect to securities that are not included in the 75% asset class, Realty may not at the end of any calendar quarter own either (i) securities representing more than 10% of the outstanding voting securities of any one issuer or (ii) securities of any one issuer having a value that is more than 5% of the value of Realty's total assets. Realty's share of income earned or assets held by a partnership in which Realty is a partner will be characterized by Realty in the same manner as they are characterized by the partnership for purposes of the assets and income requirements described in this paragraph
     (3) and in paragraphs (1) and (2) above.

     (4) The shares of Realty must be "transferable" and beneficial ownership of them must be held by 100 or more persons during at least 335 days of each taxable year (or a proportionate part of a short taxable year). More than 50% of the outstanding stock may not be owned, directly or indirectly, actually or constructively, by or for five or fewer "individuals" at any time during the last half of any taxable year. For the purpose of such determination, shares owned directly or indirectly by or for a

- ----------------

     corporation, partnership, estate or trust are considered as being owned proportionately by its shareholders, partners or beneficiaries; an individual is considered as owning shares directly or indirectly owned by or for members of his family; and the holder of an option to acquire shares is considered as owning such shares. In addition, because of the lessor-lessee relationship between Realty and LATC, no person may own, actually or constructively, 10% or more of the outstanding voting power or total number of shares of stock of the two companies. The bylaws of Operating Company and Realty preclude any transfer of shares which would cause the ownership of shares not to be in conformity with the above requirements. Each year Realty must demand written statements from the record holders of designated percentages of its shares disclosing the actual owners of the shares and must maintain, within the Internal Revenue District in which it is required to file its federal income tax return, permanent records showing the information it has thus received as to the actual ownership of such shares and a list of those persons failing or refusing to comply with such demand.

     (5) Realty must distribute to its shareholders dividends in an amount at least equal to the sum of 95% of its "real estate investment trust taxable income" before deduction of dividends paid (i.e., taxable income less any net capital gain and less any net income from foreclosure property or from property held primarily for sale to customers, and subject to certain other adjustments provided in the Code); plus (i) 95% of the excess of the net income from foreclosure property over the tax imposed on such income by the Code; less (ii) a portion of certain noncash items of Realty that are required to be included in income, such as the amounts includable in gross income under Section 467 of the Code (relating to certain payments for use of property or services). The distribution requirement is reduced by the amount by which the sum of such noncash items exceeds 5% of real estate investment trust taxable income. Such undistributed amount remains subject to tax at the tax rate then otherwise applicable to corporate taxpayers. During 1993, Realty has, or will be deemed to have, distributed at least 95% of its real estate investment trust taxable income as adjusted.

               For this purpose, certain dividends paid by Realty after the close of the taxable year may be considered as having been paid during the taxable year. However, if Realty does not actually distribute each year at least the sum of (i) 85% of its real estate investment taxable income, (ii) 95% of its capital gain net income and (iii) any undistributed taxable income from prior periods, then the amount by which such sums exceed the actual distributions during the taxable year will be subject to a 4% excise tax.

               If a determination (by a court or by the Internal Revenue Service) requires an adjustment to Realty's taxable income that results in a failure to meet the percentage distribution requirements (e.g., a determination that increases the amount of Realty's real estate investment taxable income), Realty may, by following the "deficiency dividend" procedure of the Code, cure the failure to meet the annual percentage distribution requirement by distributing a dividend within 90 days after the determination, even though this deficiency dividend is not distributed to the shareholders in the same taxable year as that in which income was earned. Realty will, however, be liable for interest based on the amount of the deficiency dividend.

     (6) The directors of Realty must have authority over the management of Realty, the conduct of its affairs and, with certain limitations, the management and disposition of Realty's property.

     (7) Realty must have the calendar year as its annual accounting period.

     (8) Realty must satisfy certain procedural requirements.

  TAXATION OF REALTY AS A REIT

     In any year in which Realty qualifies under the requirements summarized above, it generally will not be taxed on that portion of its ordinary income or net capital gain that is distributed to shareholders, other than net income from foreclosure property, excess unqualified income and gains from property held primarily for sale.

- ----------------

Realty will be taxed at applicable corporate rates on any undistributed taxable income or net capital gain and will not be entitled to carry back any net operating losses. It also will be taxed at the highest rate of tax applicable to corporations on any net income from foreclosure property and, subject to the safe harbor described below, at the rate of 100% on any income derived from the sale or other disposition of property, other than foreclosure property, held primarily for sale. In computing its net operating losses and the income subject to these latter taxes, Realty will not be allowed a deduction for dividends paid or received.

     Although Realty will also be subject to a 100% tax on the gain derived from the sale of property (other than foreclosure property) held primarily for sale, a safe harbor is provided such that gains from the sale of real property are excluded from this 100% tax for a given year if each of the following conditions is satisfied:

          (a)    the property has been held by Realty for at least four years;

          (b) total capital expenditures with respect to the property during the four-year period preceding the date of sale do not exceed 30% of the net selling price of the property;

          (c) either (i) Realty does not make more than seven sales of properties (other than foreclosure property) during the taxable year or
     (ii) the aggregate adjusted bases (as determined for purposes of computing earnings and profits) of property (other than foreclosure property) sold by Realty during the taxable year do not exceed 10% of the aggregate adjusted bases (as so determined) of all of the assets of Realty as of the beginning of the taxable year;

          (d) if the property has not been acquired through foreclosure or lease termination, the property has been held by Realty for the production of rental income for at least four years; and

          (e) if the requirement of paragraph (c)(i) is not satisfied, substantially all of the marketing and development expenditures with respect to the sold properties were made through independent contractors from whom Realty does not derive or receive any income.

  TERMINATION OR REVOCATION OF REIT STATUS

     If, in any taxable year after it has filed an election with the Internal Revenue Service to be treated as a REIT, Realty fails to so qualify, Realty's election will be terminated, and Realty will not be permitted to file a new election to obtain such tax treatment until the fifth taxable year following the termination. However, if Realty's failure to qualify was due to reasonable cause and not due to willful neglect and if certain other requirements are met, Realty would be permitted to file a new election to be treated as a REIT for the year following the termination. If Realty voluntarily revokes its election for any year, it will not be eligible to file a new election until the fifth taxable year following such revocation.

     If Realty fails to qualify for taxation as a REIT in any taxable year and the above relief provisions do not apply, then Realty would be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to shareholders of Realty with respect to any year in which Realty failed to qualify would not be deductible by Realty nor would they be required to be made. In such event, distributions to shareholders, to the extent out of current or accumulated earnings and profits, would be taxed as ordinary income and subject to certain limitations of the Code, eligible for the dividends-received deduction for corporations (see "Taxation of Realty's Shareholders"). Failure to qualify could result in Realty incurring substantial indebtedness (to the extent borrowings are feasible) or disposing of substantial investments, in order to pay the resulting taxes or, in the discretion of Realty, to maintain the level of Realty's distributions to its shareholders.

- ----------------

  TAXATION OF REALTY'S SHAREHOLDERS

     So long as Realty qualifies for taxation as a REIT, distributions made to its shareholders out of current or accumulated earnings and profits (or deemed to be from current or accumulated earnings or profits), other than capital gain dividends (discussed below), will be dividends taxable as ordinary income. Distributions to shareholders of a REIT are not eligible for the dividends-received deduction for a corporation. Dividends to shareholders that are properly designated by Realty as capital gain dividends generally will be treated as long-term capital gain (to the extent they do not exceed Realty's actual net capital gain for the taxable year) regardless of how long a shareholder has owned his or her shares. However, corporate shareholders may be required to treat up to 20% of certain capital gain dividends as ordinary income. In general, any gain or loss realized upon a taxable disposition of shares will be treated as long-term capital gain or loss if the shares have been held for more than twelve months and otherwise as short-term capital gain or loss. However, if a shareholder receives a long-term capital gain dividend and such shareholder has held his or her stock for six months or less, any loss realized on the subsequent sale of the shares will, to the extent of the gain, be treated as long-term capital loss. Certain constructive ownership rules apply to determine the holding period.

     In the event that Realty distributes cash generated by its activities which exceeds its net earnings, and provided there are no undistributed current or accumulated earnings and profits and the distribution does not qualify as a "deficiency dividend," such distributions will constitute a return of capital to the extent they do not exceed a shareholder's tax basis for the shareholder's shares and will be tax free to the shareholder. In such event, the tax basis of the shares held by each shareholder must be reduced correspondingly by the amount of such distributions. If such distributions exceed the tax basis of the shares of a shareholder, the shareholder will recognize capital gain in an amount equal to such excess, provided the shareholder holds the shares as a capital asset. Shareholders may not include on their own returns any of Realty's ordinary or capital losses. Realty will notify each shareholder after the close of its taxable year as to the portions of the distributions that
constitute ordinary income, return of capital and capital gain.   For this
purpose, any dividends declared in October, November or December of a year, which are payable to shareholders of record on any day of such a month, shall be treated as if they had been paid and received on December 31 of such year, provided such dividends are actually paid in January of the following year. Shareholders are required to include on their own returns any ordinary dividends in the taxable year in which such dividends are received.

     If in any taxable year Realty does not qualify as a REIT, it will be taxed as a corporation, and distributions to its shareholders will neither be required to be made nor will they be deductible by Realty in computing its taxable income, with the result that the assets of Realty and the amounts available for distribution to shareholders would be reduced to the extent of any tax payable. Disqualification as a REIT could occur even though Realty had previously distributed to its shareholders all of its income for such year, or years, in which it did not qualify as a REIT. In such circumstances, distributions, to the extent made out of Realty's current or accumulated earnings and profits, would be taxable to the shareholders as dividends, but, subject to certain limitations of the Code, would be eligible for the dividends-received deduction for corporations.

  TAX-EXEMPT INVESTORS

     The Internal Revenue Service has ruled that amounts distributed by a REIT to a tax-exempt employee's pension trust do not constitute ''unrelated trade or business income" and should therefore be nontaxable to such trust. This ruling does not apply to the extent the tax-exempt investor has borrowed to acquire shares of the REIT's stock. Moreover, the application of this ruling is subject to additional limitations that are beyond the scope of this disclosure.

- ----------------

  STATE AND TERRITORIAL TAXES

     The state or territorial income tax treatment of Realty and its shareholders may not conform to the federal income tax treatment above. As a result, prospective shareholders should consult their own tax advisors for an explanation of the effect of state and territorial tax laws on their investment in Realty.

  FOREIGN INVESTORS

     The preceding discussion does not address the federal income tax consequences to foreign investors of an investment in Realty. Foreign investors should consult their own tax advisors concerning the federal income tax considerations to them of the ownership of shares in Realty.

  BACKUP WITHHOLDING

     The Code imposes a modified form of "backup withholding" for payments of interest and dividends. This withholding applies only if a shareholder, among other things: (i) fails to furnish Realty with a properly certified taxpayer identification number; (ii) furnishes Realty with an incorrect taxpayer identification number; (iii) fails to report properly interest or dividends from any source or; (iv) under certain circumstances, fails to provide Realty or his or her securities broker with a certified statement, under penalty of perjury, that he or she is not subject to backup withholding. The backup withholding rate is 31% of "reportable payments" which include dividends. Shareholders should consult their tax advisors as to the procedure for ensuring that Realty distributions to them will not be subject to backup withholding.

  TAXATION OF OPERATING COMPANY

     Operating Company pays ordinary corporate income taxes on its taxable income. Any income, net of taxes, will be available for retention in Operating Company's business or for distribution to shareholders as dividends. Any dividends distributed by Operating Company will be subject to tax at ordinary rates and generally will be eligible for the dividends received deduction for corporate shareholders to the extent of Operating Company's current or accumulated earnings and profits. Distributions in excess of current or accumulated earnings and profits are treated first, as a return of investment and then, to the extent that such distribution excludes a shareholder's investment, as gain from the sale or exchange of such shares. However, there is no tax provision which requires Operating Company to distribute any of its after-tax earnings and Operating Company does not expect to pay cash dividends in the foreseeable future.

  FUTURE LEGISLATION

     It should be noted that future legislation could be enacted or regulations promulgated, the nature and likelihood of which cannot be predicted, that might change in whole or in part, the income tax consequences summarized herein and reduce or eliminate the advantages which may be derived from the ownership of paired common stock.

     The foregoing is a summary of some of the more significant provisions of the Code as it relates to REITs and is qualified in its entirety by reference to the Code and regulations promulgated thereunder.


ITEM 2.  PROPERTIES
- -------------------

     Information concerning property owned by Realty and Operating Company may be found under Item 1. "Business."

ITEM 3. LEGAL PROCEEDINGS
- -------------------------

     Certain claims, suits and complaints arising in the ordinary course of business have been filed or were pending against Realty and/or Operating Company and its subsidiaries at December 31, 1993. In the opinion of the managements of Realty and Operating Company, all such matters are adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the financial position or results of operations of Realty and Operating Company if disposed of unfavorably.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -----------------------------------------------------------

     Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF REALTY AND OPERATING COMPANY
- -----------------------------------------------------------

     (a) The names, ages and business experience of Realty's executive officers during the past five years are set forth below:

     NAME AND AGE                          BUSINESS EXPERIENCE DURING
     ------------                             THE PAST FIVE YEARS
                                -----------------------------------------------
Sherwood C. Chillingworth, 67   Vice Chairman of the Board and Chief Executive
                                Officer since March 16, 1994; Executive Vice
                                President, Oak Tree Racing Association January
                                1993-present; Vice President and General
                                Counsel, Oak Tree Racing Association April 1992-
                                December 1992; President, Chillingworth
                                Corporation 1975-1992.

Glennon E. King, 50             Acting Chief Financial Officer since March
                                16,1994; Acting Chief Executive Officer February
                                18-March 15, 1994; Vice President-Finance of
                                Operating Company 1982-1993; Controller of
                                Operating Company 1973-1993.

     Each executive officer of Realty is appointed by the Board of Directors annually and holds office until his successor is duly appointed.

     (b) The names, ages and business experience of Operating Company's executive officers during the past five years are set forth below:

     NAME AND AGE                         BUSINESS EXPERIENCE DURING
     ------------                             THE PAST FIVE YEARS
                                -----------------------------------------------
Stephen F. Keller, 55           President and Chief Executive Officer since
                                February 1993; President and Chief Operating
                                Officer 1991-February 1993; Attorney, Fulbright
                                & Jaworski, of counsel, 1991; Attorney, Lillick
                                & McHose, 1962-1990; Vice Chairman, Seidler
                                Amdec Securities, Inc. 1988-1990.


Clifford C. Goodrich, 51        Vice President since 1989; President, LATC since
                                1989; Executive Vice President and General
                                Manager, LATC, 1989; Vice President and
                                Assistant General Manager, LATC, 1980-1988.

Alexander W. Ingle, 51          Vice President since 1986; Secretary/Treasurer
                                since 1979.

Richard D. Brumbaugh, 47        Vice President - Finance since March 1, 1994;
                                Controller, LATC, since 1985; Assistant
                                Controller, LATC 1972-1985.

     Each executive officer of Operating Company is appointed by the Board of Directors annually and holds office until a successor is duly appointed.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED SHAREHOLDER
- --------------------------------------------------------------------------
MATTERS
- -------

     The paired Common Stock of Realty and Operating Company is traded on the New York Stock Exchange as Santa Anita Realty Enterprises under the symbol SAR. The following table sets forth the high and low closing prices for the paired Common Stock on the New York Stock Exchange Composite Tape and the cash dividends declared by Realty for the periods indicated. Operating Company has not declared cash dividends.

                                                                      CASH
                                                                    DIVIDENDS
                                   HIGH            LOW              DECLARED
                                  -----           -----            -----------
1992
   1st Quarter                    $20-7/8         $17-1/2             $   .34
   2nd Quarter                     18-5/8          16-7/8                 .34
   3rd Quarter                     18-1/2          17-1/2                 .34
   4th Quarter                     18-3/4          17-1/8                 .34
                                                                      -------
                                                                      $  1.36(a)
                                                                      =======

1993
   1st Quarter                    $21-5/8         $17-1/2             $   .34
   2nd Quarter                     20-3/8          16                     .34
   3rd Quarter                     19-1/8          16-5/8                 .34
   4th Quarter                     19-1/2          17-3/8                 .34
                                                                      -------
                                                                      $  1.36(b)
                                                                      =======

1994
   1st Quarter (through March 8)  $18-1/8         $16-3/4             $   .34
                                                                      =======

- ----------
     (a) $.56 of the dividends paid per share during 1992 represented a return of capital.
     (b) $.56 of the dividends paid per share during 1993 represented a return of capital.

     A regular quarterly dividend of $.34 per share is payable on April 8, 1994 to shareholders of record on March 8, 1994. The closing price of the paired Common Stock on the New York Stock Exchange Composite Tape on March 8, 1994 was $17- 5/8 per share. As of March 8, 1994, there were approximately 22,000 holders of the paired Common Stock, including the beneficial owners of shares held in nominee accounts.

     Realty intends to pay regular quarterly dividends based upon a percentage of management's estimate of funds from operations for the entire year and, if necessary, to pay special dividends after the close of the year to effect distribution of at least 95% of its taxable income (other than net capital gains) (see item 1. "Business -- Income Tax Matters -- REIT Requirements").

     In order to retain earnings to finance its capital improvement program and for the growth of its business, Operating Company has not paid cash dividends since its formation and does not expect to pay cash dividends in the foreseeable future.

ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED SHAREHOLDER
- --------------------------------------------------------------------------
MATTERS (CONTINUED)
- -------

     The statement on the face of this annual report on Form 10-K regarding the aggregate market value of paired voting stock of Realty and Operating Company held by nonaffiliates is based on the assumption that all directors and officers of Realty and Operating Company were, for purposes of this calculation only (and not for any other purpose), affiliates of Realty or Operating Company.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

     The financial data set forth on the following pages includes the information for Realty and Operating Company combined and separate for the five-year period ended December 31, 1993.

     The separate results of operations and separate net income (loss) per share of Realty and Operating Company cannot usually be added together to total the combined results of operations and net income per share because of adjustments and eliminations arising from inter-entity transactions.

     The following data should be read in conjunction with the information set forth elsewhere herein regarding income tax matters (see item 1. "Business -- Income Tax Matters").

     The statements of operations of Realty and Operating Company combined and separate for each of the five years ended December 31, 1993 have been audited by Kenneth Leventhal & Company, independent certified public accountants. The selected financial data should be read in conjunction with the other financial statements and related notes thereto included elsewhere in this Joint Annual Report.

- --------------------------------

                                                            REALTY AND OPERATING COMPANY COMBINED
                                                                   Year Ended December 31,
                                                           (in thousands, except per share figures)
                                                   ---------------------------------------------------------
                                                     1993        1992        1991        1990        1989
                                                   --------    --------    --------    --------    ---------
STATEMENTS OF OPERATIONS DATA:

  Total revenues                                   $107,535    $107,002    $103,814    $103,928    $ 98,855
  Costs and expenses                                109,657      99,783      93,861      88,131      82,070
                                                   --------    --------    --------    --------    --------
  Income (loss) before income taxes                  (2,122)      7,219       9,953      15,797      16,785
  Provision (benefit) for income taxes               (2,523)       (158)         37         206           -
                                                   --------    --------    --------    --------    --------
  Net income                                       $    401    $  7,377    $  9,916    $ 15,591    $ 16,785
                                                   ========    ========    ========    ========    ========
  Net income per common share                      $    .04    $    .66    $    .89    $   1.41    $   1.61
                                                   ========    ========    ========    ========    ========
  Dividends paid by Realty per common share        $   1.36    $   1.36    $   2.08    $   2.08    $   2.08
                                                   ========    ========    ========    ========    ========
  Dividends declared by Realty per common share    $   1.36    $   1.36    $   1.90    $   2.08    $   2.08
                                                   ========    ========    ========    ========    ========
  Weighted average shares outstanding                11,141      11,141      11,141      11,092      10,426
                                                   ========    ========    ========    ========    ========

BALANCE SHEET DATA:

  Total assets                                     $308,266    $288,931    $263,646    $255,987    $260,366
                                                   ========    ========    ========    ========    ========
  Loans payable                                    $187,898    $168,505    $136,718    $113,491    $114,489
                                                   ========    ========    ========    ========    ========
  Shareholders' equity                             $ 75,522    $ 90,274    $ 98,051    $109,461    $113,332
                                                   ========    ========    ========    ========    ========

- -------------------------------

                                                                     SANTA ANITA REALTY ENTERPRISES, INC.

                                                                             YEAR ENDED DECEMBER 31,
                                                                    (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                                        ------------------------------------------------------------------
                                                           1993         1992         1991          1990          1989
                                                        ----------   ----------   -----------   -----------   -----------
STATEMENTS OF OPERATIONS DATA:

Revenues
   Rental property                                      $ 38,953      $ 35,290     $ 30,882      $ 28,093      $ 22,253
   Rental income from Operating Company (a)               11,634        12,683       11,817        12,505        13,146
   Interest and other                                      4,991         2,318        2,709         3,503         6,195
                                                        --------      --------     --------      --------      --------
Total revenues                                            55,578        50,291       45,408        44,101        41,594
                                                        --------      --------     --------      --------      --------
 Costs and expenses
   Rental property operating expense                      16,522        13,533       12,039        10,636         7,616
   Depreciation and amortization                           8,795         8,156        7,418         6,563         5,875
   General and administrative                              4,244         4,156        4,292         3,952         3,002
   Interest and other                                     12,477        12,331       11,991        10,497        10,655
   Losses (earnings) from
     unconsolidated joint ventures                         1,993         1,446           83        (1,311)         (115)
   Minority interest in earnings
     (losses) of consolidated joint ventures                 477           458         (114)          (97)          271
   Loss on disposition of
     multifamily and industrial operations                10,974             -            -             -             -
                                                        --------      --------     --------      --------      --------
Total costs and expenses                                  55,482        40,080       35,709        30,240        27,304
                                                        --------      --------     --------      --------      --------
Income before income taxes                                    96        10,211        9,699        13,861        14,290

Benefit for income taxes                                  (2,523)            -            -             -             -
                                                        --------      --------     --------      --------      --------
Net income                                              $  2,619      $ 10,211     $  9,699      $ 13,861      $ 14,290
                                                        ========      ========     ========      ========      ========
Net income per common share                                 $.23          $.91         $.86         $1.23         $1.35
                                                        ========      ========     ========      ========      ========
Dividends paid per common share                            $1.36         $1.36        $2.08         $2.08         $2.08
                                                        ========      ========     ========      ========      ========
Dividends declared per common share                        $1.36         $1.36        $1.90         $2.08         $2.08
                                                        ========      ========     ========      ========      ========
Weighted average shares outstanding                       11,256        11,256       11,257        11,224        10,582
                                                        ========      ========     ========      ========      ========

BALANCE SHEET DATA:

Total assets                                            $271,685      $254,254     $229,736      $219,400      $229,445
                                                        ========      ========     ========      ========      ========
Loans payable                                           $184,644      $164,587     $136,718      $113,491      $114,489
                                                        ========      ========     ========      ========      ========
Shareholders' equity                                    $ 68,819      $ 81,509     $ 86,608      $ 98,447      $105,808
                                                        ========      ========     ========      ========      ========

- ----------
(a) includes LATC, Oak Tree and charity days

- --------------------------------

                                                                   SANTA ANITA OPERATING COMPANY
                                                                      YEAR ENDED DECEMBER 31,
                                                             (IN THOUSANDS,EXCEPT PER SHARE FIGURES)
                                                      ------------------------------------------------------
                                                        1993         1992        1991       1990       1989
                                                      ---------   ---------   --------   --------   --------
STATEMENTS OF OPERATIONS DATA:
Revenues
   Horse racing                                          $49,081     $53,683     $51,521    $52,562    $52,345
   Food and beverage                                      11,695      12,589      13,808     13,693     13,700
   Interest and other                                        571       1,382       3,224      4,329      1,953
                                                         -------     -------     -------    -------    -------
Total revenues                                            61,347      67,654      68,553     70,584     67,998
                                                         -------     -------     -------    -------    -------
Costs and expenses
   Direct operating costs                                 40,981      45,089      45,093     45,351     43,325
   Food and beverage cost
     of sales                                              3,411       3,462       3,555      3,512      3,547
   Depreciation and amortization                           2,768       2,732       2,634      2,403      2,058
   General and administrative                              6,693       8,361       6,868      6,683      5,834
   Interest                                                  493         194         179        119        203
   Rental expense to Realty                                9,233      10,955       9,928     10,436     10,283
                                                         -------     -------     -------    -------    -------
Total costs and expenses                                  63,579      70,793      68,257     68,504     65,250
                                                         -------     -------     -------    -------    -------
Income (loss) before income taxes                         (2,232)     (3,139)        296      2,080      2,748
Provision (benefit) for income taxes                           -        (243)         37        206          -
                                                          -------     -------     -------    -------    -------
Net income (loss)                                        $(2,232)    $(2,896)    $   259    $ 1,874    $ 2,748
                                                          =======     =======     =======    =======    =======
Net earnings (loss)
   per common share                                      $  (.20)    $  (.26)    $   .02    $   .17    $   .26
                                                         =======     =======     =======    =======    =======
Dividends declared
    per common share                                     $     -     $     -     $     -    $     -    $     -
                                                         ========    ========    ========   ========   ========
BALANCE SHEET DATA:

Total assets                                             $42,621     $39,458     $39,828    $42,752    $38,497
                                                         =======     =======     =======    =======    =======
Loans payable                                            $ 3,254     $ 3,918    $  -       $  -       $  -
                                                         =======     =======    ========   ========   ========
Shareholders' equity                                     $12,274     $14,506     $17,402    $17,150    $14,591
                                                         =======     =======     =======    =======    =======


   ITEM 7.  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
   RESULTS OF OPERATIONS
   ---------------------

   SANTA ANITA REALTY ENTERPRISES, INC.

           The following narrative discusses Realty's results of operations for the years ended December 31, 1993, 1992 and 1991, together with the liquidity and capital resources as of December 31, 1993.

         RESULTS OF OPERATIONS -- 1993 COMPARED WITH 1992

           Realty's revenues are derived principally from the rental of real property and interest on investments. Total revenues for the year ended December 31, 1993 were $55,578,000 compared with $50,291,000 reported for the year ended December 31, 1992, a 10.5% increase. The higher 1993 revenues were primarily due to increases in rental revenue from real estate properties along with the interest earned on the California Franchise Tax Board refund discussed below.

           Rental revenue from real estate properties accounted for $50,587,000 of the total revenues for the year ended December 31, 1993, a 5.4% increase from the $47,973,000 recorded for 1992.

           The most significant source of rental revenue is the lease of Santa Anita Racetrack. Revenues for the year ended December 31, 1993 were $11,634,000, a decrease of 8.3% from the $12,683,000 reported for the year ended December 31, 1992. The decrease in rental income resulted from a decline in average daily wagering and fewer race days. Management believes that the decline is attributable to a weak California economy and the continued negative effect of inter-track wagering on the on-track attendance and wagering. The lease with LATC for Santa Anita Racetrack expires in 1994. It is anticipated by management that the lease will be renewed on terms which, in light of Operating Company's declining profitability, may result in reduced revenue to Realty (see Item 1. "Business - Operating Company" and
   Item 6. "Selected Financial Data - Operating Company").

           Rental revenues from other real estate investments for the year ended December 31, 1993 were $38,953,000, an increase of 10.4% from those reported in 1992 of $35,290,000. The 1993 increases are due primarily to additional revenues from a new multifamily property acquisition in 1993 and the full year inclusion of several multifamily properties acquired in 1992.

           Interest and other income increased 115.3% to $4,991,000 for the year ended December 31, 1993 from $2,318,000 reported for 1992. The increase is primarily attributable to $3,211,000 of interest income in 1993 on a tax settlement from the California Franchise Tax Board. The settlement was for tax years prior to 1980 related to Realty's predecessor. In addition to the interest earned on the settlement, Realty recorded a $2,523,000 income tax benefit.

           Costs and expenses of $55,482,000 for the year ended December 31, 1993 increased 38.4% from those reported for 1992 of $40,080,000. The increase is primarily due to the loss on the disposition of the multifamily and industrial operations to Pacific and increases in depreciation and rental property operating expenses associated with the acquisitions of real estate projects noted above.

           In June 1993, Realty's Board of Directors approved management's recommendation to recapitalize certain assets of Realty. Pursuant to this recapitalization, in November 1993, Realty entered into a Purchase and Sale Agreement to sell its multifamily and industrial operations to Pacific Gulf Properties Inc. ("Pacific"), in conjunction with its proposed public offering of common stock. The transaction was scheduled to be completed in two parts:
   (1) Realty would sell all of its apartments and industrial properties to Pacific with the exception of Realty's interest in the Baldwin Industrial Park joint venture; and (2) Pacific would enter into a binding agreement to buy Realty's interest in Baldwin Industrial Park.

           On February 18, 1994, Realty completed the first part of this transaction by selling to Pacific ten multifamily properties, containing 2,654 apartment units, located in Southern California, the Pacific Northwest, and Texas and three industrial properties, containing an aggregate of 185,000 leasable square feet of industrial

   ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   -----------------------------------------------------------------------
   RESULTS OF OPERATIONS (continued)
   ---------------------

   space, located in the State of Washington (the "Transferred Properties"). Realty's corporate headquarters building and related assets were also acquired by Pacific. The sale of the Transferred Properties followed the public offerings of common stock and convertible subordinated debentures by Pacific.

           Pursuant to the Purchase and Sale Agreement, Pacific agreed to buy Realty's interest in Baldwin Industrial Park subject to satisfaction of certain conditions, for a minimum price of $8.9 million payable in additional shares of Pacific common stock with the final price dependent upon completion of negotiations with other owners of Baldwin Industrial Park and an appraisal process. Management believes the sale of Realty's interest in Baldwin Industrial Park will be completed in the second half of 1994. Pacific is required to issue to Realty non-refundable letters of credit totaling up to $2.5 million by March 31, 1994 to secure its obligation to acquire Realty's interest in Baldwin Industrial Park and pay for the corporate headquarters building and other assets related to the Transferred Properties.

           In consideration of the sale of the Transferred Properties, Realty received approximately $44.4 million in cash and 149,900 shares of the common stock of Pacific. In addition, Realty was relieved of approximately $44.3 million of mortgage debt on the Transferred Properties. Realty will also receive, at the time the acquisition of Baldwin Industrial Park is completed, up to $1.2 million in additional common stock of Pacific as consideration for its corporate headquarters and other net assets related to the Transferred Properties.

           The two parts of the above transaction will result in a loss of $10,974,000. This loss has been reflected in the Realty and Realty and Operating Company combined statements of operations for the year ended December 31, 1993. If the Baldwin Industrial Park portion of the transaction described above does not occur, an additional loss of approximately $5,900,000 will be recognized by Realty in 1994. (See "Notes to Financial Statements - Note 2 - Disposition of Multifamily and Industrial Properties Subsequent to Year End.")

           In connection with the sale, the executive officers, various managers and most other employees of Realty resigned and became officers and employees of Pacific on February 18, 1994.

           Realty and Pacific have also entered into a one-year management agreement whereby Pacific has agreed to provide management services to Realty. Finally, with respect to the common stock of Pacific owned by Realty, Pacific has entered into a registration rights agreement with Realty which, under certain circumstances, allows Realty to require the registration of the Pacific stock it owns.

           Net income for the year ended December 31, 1993 was $2,619,000, a decrease of 74.4% compared with the $10,211,000 reported in 1992 due to the factors described above.

         RESULTS OF OPERATIONS -- 1992 COMPARED WITH 1991

           Realty's revenues were derived principally from the rental of real property. Total revenues for the year ended December 31, 1992 were $50,291,000 compared with $45,408,000 reported for the year ended December 31, 1991, a 10.8% increase.

           Rental revenue from real estate properties amounted to $47,973,000 for the year ended December 31, 1992, up 12.4% from the year-earlier level of $42,699,000.

           In 1992, the most significant source of rental revenue was the lease with Santa Anita Racetrack. Revenues for 1992 rose to $12,683,000, up 7.3% from $11,817,000 reported in 1991. The increase resulted from an increase in total wagering at Santa Anita Racetrack due to six additional racing days during 1992 and increases in out-of-state simulcast revenues.

           Rental revenues from other real estate investments for 1992 increased to $35,290,000, up 14.3% from $30,882,000 in 1991. This increase was due primarily to additional revenues from new property

   ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   -----------------------------------------------------------------------
   RESULTS OF OPERATIONS (continued)
   ---------------------

   acquisitions, the receipt of previously reserved past due rents and increased revenues from Santa Anita Fashion Park.

           Interest and other income declined 14.4% to $2,318,000 in 1992 from $2,709,000 in 1991. The decrease is due to reduced funds held for investment and lower interest rates on funds held for investment, offset in part by the sale of a neighborhood shopping center in Phoenix, Arizona, net of a loss on a lease agreement, which generated a net gain of $646,000 (net of cost of $4,475,000). Realty reported a gain of $177,000 (net of cost of $223,000) in 1991 from the sale of a small land parcel in Southern California.

           Costs and expenses increased 12.2 percent to $40,080,000 in 1992, up from $35,709,000 in 1991. The increase is due primarily to higher levels of depreciation, interest and rental property operating expenses associated with the acquisition of 1,109 new apartment units, and the expensing in 1992 of $580,000 of nonrecurring charges for the engagement of consultants to review the operations of the Realty and to assist in preparing a long range strategic plan. Realty reported a loss of $1,446,000 from the Towson Town Center unconsolidated joint venture primarily due to depreciation (the project was under construction in the prior periods).

           Net income for the year ended December 31, 1992 increased 5.3% to $10,211,000 compared with income of $9,699,000 reported in 1991 due to the factors described above.

         LIQUIDITY AND CAPITAL RESOURCES

           Realty had liquidity available from a combination of short- and long-term sources. Short-term sources included cash of $7,633,000 at December 31, 1993.

           In connection with the sale of properties to Pacific, Realty paid down its lines of credit by $44.4 million and transferred to Pacific $44.3 million of indebtedness associated with the multifamily and industrial properties. As of December 31, 1993, Realty was not in compliance with certain covenants contained in its credit agreements. The banks have waived such noncompliance through April 30, 1994 conditioned, among other things, on no additional borrowings under the credit agreements (at December 31, 1993, $78,361,000 loans and letters of credit were outstanding under these agreements). Realty is in the process of renegotiating these credit agreements. Management is of the opinion that Realty has sufficient liquidity from other sources to assure that its operations will not be adversely affected pending this renegotiation.

           Realty had approximately $13,591,000 of long-term receivables at December 31, 1993, with maturities ranging from 1994 to 2002. For the year ended December 31, 1993, long-term receivables earned interest income of $996,000.

           In the opinion of management, as of December 31, 1993 Realty's real estate investments had a market value substantially in excess of the historical costs and indebtedness related to such real estate investments. Management believes that this provides significant additional borrowing capacity.

         IMPACT OF INFLATION

           Realty's management believes that, for the foreseeable future, revenues and income from Santa Anita Racetrack, Fashion Park and its other real estate should not be adversely affected in a material way by inflationary pressures. Leases at Fashion Park include clauses enabling Realty to participate in tenants' future increases and gross revenues.
   Tenant leases on many other properties include provisions which tie the lease payments to the Consumer Price Index or include step-up provisions.

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -----------------------------------------------------------------------
RESULTS OF OPERATIONS (continued)
- ---------------------

SANTA ANITA OPERATING COMPANY

     Operating Company is engaged in thoroughbred horse racing through its wholly owned subsidiary, Los Angeles Turf Club, Incorporated ("LATC") which leases the Santa Anita Racetrack ("Santa Anita") from Realty.

     The following narrative discusses Operating Company's results of operations for the years ended December 31, 1993, 1992 and 1991 together with liquidity and capital resources as of December 31, 1993.

  RESULTS OF OPERATIONS -- 1993 COMPARED WITH 1992

     Operating Company derives its revenues from thoroughbred horse racing activities. Total revenues were $61,347,000 in 1993, down 9.3% from $67,654,000 in 1992. In 1993, live thoroughbred horse racing at Santa Anita Racetrack totaled 83 days compared with 94 days in 1992. Total and average daily on-track attendance at the live racing events in 1993 were down 20.4% and 9.8%, respectively, from 1992. Total wagering at the live racing events was down 10.6% while average daily wagering increased 1.2% in 1993 compared with 1992. On-track wagering and inter-track wagering declined 20.2% and 13.6%, respectively, while interstate wagering increased 43.8% in 1993 compared with 1992.

     In addition to a weak California economy and the continued negative effect of inter-track wagering on the on-track attendance and wagering, management believes the declines in average daily attendance and wagering were the result of inclement weather (in excess of 41 inches of rain, three times normal) during much of the 1992-1993 race meet, which caused the cancellation of two full race days and two partial race days in January.

     Also, Santa Anita Racetrack operated 42 days in 1993 and 43 days in 1992 as a satellite wagering facility for Del Mar and 99 days in 1993 and 101 days in 1992 as a satellite wagering facility for Hollywood Park. Total attendance and wagering as a satellite wagering facility were down 3.5% and 2.5%, respectively, in 1993 compared with 1992. Average daily attendance and wagering were down 1.4% and 0.4%, respectively, in 1993 compared with 1992.

     Horse racing revenues and direct operating costs declined in 1993 compared with 1992 due to fewer race days, lower attendance and lower wagering at both the live racing events and as a satellite wagering facility. Horse racing revenues in 1993 were $49,081,000 down 8.6% from $53,683,000 in 1992. Direct horse racing operating costs in 1993 were $40,981,000, down 9.1% from $45,089,000 in 1992.

     Food and beverage revenues and cost of sales were also lower in 1993 compared with 1992 due to the factors described above. As a percentage of sales, cost of sales increased to 29.2% in 1993 compared with 27.5% in 1992.

     General and administrative expenses were $6,693,000 in 1993, down 19.9% from $8,361,000 in 1992 due to administrative staff reductions in 1993 and to the costs related to the engagement of outside consultants in the prior year to review the Operating Company's operations. Partially offsetting the declines in general and administrative expenses, however, was the one-time charge of $759,000 in 1993 for the post-retirement benefits payable as a result of the death of the former Chairman of the Board of Operating Company.

     Interest expense increased to $493,000 in 1993 from $194,000 in 1992 due to a higher level of debt at LATC.

     Rental expense to Realty was $9,233,000 in 1993 compared with $10,955,000 in 1992. The decrease in rental expense of $1,722,000 reflects the decline in wagering.

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -----------------------------------------------------------------------
RESULTS OF OPERATIONS (continued)
- ---------------------

     Due to the revenue and expense items previously discussed, Operating Company reported a net loss of $2,232,000 or $.20 per share in 1993 compared with a net loss of $2,896,000 or $.26 per share in 1992.

  RESULTS OF OPERATIONS -- 1992 COMPARED WITH 1991

     In 1992, the expansion of intertrack wagering within Los Angeles and Orange Counties caused intertrack revenues to increase $7,657,000 while on-track revenues decreased $7,246,000. On-track attendance-related revenues declined as a result of a 24.0% drop in on-track attendance at the 1991-1992 Santa Anita race meet and a decline in on-track wagering of $147,248,000, or 31.3 percent at the same meet. The on-track attendance and wagering decreases were, in part, caused by the continuing economic recession in Southern California. These changes, combined with a decline in interest income of $1,842,000 as a result of declining interest rates, primarily account for the total decline of $899,000 in total revenues to $67,654,000 for the year ended December 31, 1992.

     The decline in revenues from live racing events was partially offset by an increase in revenue by Santa Anita Racetrack operating as a satellite location, selected price increases and increased interstate simulcasting revenues. Santa Anita Racetrack operated as a satellite location for Hollywood Park for an additional 69 days in 1992.

     Direct operating costs related to horse racing operations were $45,089,000 in 1992, virtually equal with $45,093,000 reported in 1991, in spite of the fact Santa Anita Racetrack operated as a satellite location for Hollywood Park for an additional 69 days.

     General and administrative expenses were $8,361,000 for 1992, an increase of $1,493,000 or 21.7 percent, compared with the $6,868,000 in 1991. The increase resulted primarily from the expanded satellite racing season at Santa Anita Racetrack and the engagement of outside consultants ($660,000) to review the company's operations, including cost efficiencies, and to identify opportunities to enhance revenue.

     Depreciation and amortization expenses were $2,732,000 for 1992, an increase of $98,000 or 3.7 percent, compared with $2,634,000 reported for 1991. These non-cash charges resulted from the ongoing capital improvement program at Santa Anita Racetrack.

     Total rent paid to Realty was $10,955,000 for the year ended December 31, 1992, compared with $9,928,000 in 1991. The increase of $1,027,000 reflects increases in interstate simulcast revenues offset by decreases in the on-track and intertrack wagering.

     Due to the revenue and expense items previously discussed, Operating Company reported a net loss of $2,896,000 or $.26 per share in 1992 compared with net income of $259,000 or $.02 per share in 1991.

  LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1993, Operating Company's sources of liquidity included cash and short-term investments of $14,388,000 and an unsecured line of credit with Realty of $10,000,000, of which approximately $3,500,000 was utilized in connection with a guarantee of a capital lease. Operating Company's ability to utilize Realty's line of credit is dependent upon Realty's liquidity and capital resources. As a result of Realty's noncompliance with certain covenants contained within its credit agreements, Realty is currently unable to borrow additional moneys under its lines of credit. Accordingly, borrowings by Realty under these agreements would not provide a source of liquidity for Operating Company. Realty is in the process of renegotiating its credit agreements. (See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Realty - Liquidity and Capital Resources"). For the year ended December 31, 1993, short-term investments earned interest income of $326,000.

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -----------------------------------------------------------------------
RESULTS OF OPERATIONS (continued)
- ---------------------

     The cash balances and related interest income from short-term investments reflect seasonal variations associated with the Santa Anita meet. During the meet, large cash balances and short-term investments are maintained by LATC, including amounts to be disbursed, for payment of license fees payable to the state, purses payable to horse owners and uncashed winning pari-mutuel tickets payable to the public.

  IMPACT OF INFLATION

     LATC's expenses are heavily labor-intensive with labor rates being covered by negotiated contracts with labor unions. Labor contracts with the pari-mutuel, service and operational employees were successfully renegotiated in April 1992. These new contracts expire in 1995. Management continues to address cost containment and labor productivity in all areas.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

     See Index to Financial Statements for a listing of the financial statements and supplementary data filed with this report.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- -------------------------------------------------------------

     Not applicable.

                                    PART III

     Pursuant to General Instruction G(3) to Form 10-K, the information called for by this part of Form 10-K is incorporated herein by reference to the registrants' definitive joint proxy statement to be filed, pursuant to Regulation 14A, with the Securities and Exchange Commission not later than 120 days after the end of the year ended December 31, 1993.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------

     (a)    The following documents are filed as part of this report:

            1.  Financial Statements
                See Index to Financial Statements

            2.  Financial Statement Schedules
                See Index to Financial Statement Schedules

            3.  Exhibits
                See Exhibit Index

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1993.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Realty and Operating Company have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

SANTA ANITA REALTY ENTERPRISES, INC.    SANTA ANITA OPERATING COMPANY



By:  /s/ SHERWOOD C. CHILLINGWORTH       By: /s/   STEPHEN F. KELLER
     -----------------------------          ----------------------------
     Sherwood C. Chillingworth              Stephen F. Keller
     Vice Chairman of the Board and         Chairman of the Board, President
     Chief Executive Officer                and Chief Executive Officer
     (Principal Executive Officer)          (Principal Executive Officer)



            March 29, 1994                        March 29, 1994
     ----------------------------          ----------------------------
     Date                                  Date



By:  /s/   GLENNON E. KING                  /s/  RICHARD D. BRUMBAUGH
     ----------------------------          ----------------------------
     Glennon E. King                       Richard D. Brumbaugh
     Acting Chief Financial Officer        Vice President-Finance
     (Principal Financial and              (Principal Financial and
     Accounting Officer)                   Accounting Officer)



            March 29, 1994                         March 29, 1994
     ----------------------------          -----------------------------
     Date                                  Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacity and on the date indicated.


/s/ STEPHEN F. KELLER         Chairman of the Board and Director of Realty, President, Chief
- ------------------------      Executive Officer (Principal Executive Officer), and Director
    Stephen F. Keller         of Operating Company

/s/ WILLIAM C. BAKER          Director of Operating Company and Director of Realty
- ------------------------
    William C. Baker

/s/ RICHARD S. COHEN          Director of Operating Company and Director of Realty
- ------------------------
    Richard S. Cohen

/s/ ARTHUR LEE CROWE          Director of Operating Company and Director of Realty
- ------------------------
    Arthur Lee Crowe

/s/ CLIFFORD C. GOODRICH      Vice President and Director of Operating Company and Director
- ------------------------      of Realty
    Clifford C. Goodrich

/s/ ROBERT H. GRANT           Director of Operating Company and Director of Realty
- ------------------------
    Robert H. Grant

/s/ TAYLOR B. GRANT           Director of Realty
- ------------------------
    Taylor B. Grant

/s/ LINDA K. MENNIS           Director of Operating Company
- ------------------------
    Linda K. Mennis

/s/ ROBERT E. MORGAN          Director of Operating Company and Director of Realty
- ------------------------
    Robert E. Morgan

/s/ THOMAS P. MULLANEY        Director of Operating Company and Director of Realty
- ------------------------
    Thomas P. Mullaney

/s/ CHARLES H. STRUB II       Director of Realty
- ------------------------
    Charles H. Strub II

/s/ JOHN M. STRUB             Director of Operating Company
- ------------------------
    John M. Strub

/s/ ROBERT H. STRUB           Director of Realty
- ------------------------
    Robert H. Strub

Date:    March 29, 1994
         ---------------

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                  45
SANTA ANITA REALTY ENTERPRISES, INC.

   Consolidated Balance Sheets as of December 31,1993 and 1992                46

   Consolidated Statements of Operations for the years ended
     December 31, 1993, 1992 and 1991                                         47

   Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 1993, 1992 and 1991                                         48

   Consolidated Statements of Cash Flows for the years ended
     December 31, 1993, 1992 and 1991                                         49

SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

   Consolidated Balance Sheets as of December 31, 1993 and 1992               50

   Consolidated Statements of Operations for the years ended
     December 31, 1993, 1992 and 1991                                         51

   Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 1993, 1992 and 1991                                         52

   Consolidated Statements of Cash Flows for the years ended
     December 31, 1993, 1992 and 1991                                         53

SANTA ANITA REALTY ENTERPRISES, INC. AND SANTA ANITA OPERATING
 COMPANY AND SUBSIDIARIES COMBINED

   Combined Balance Sheets as of December 31, 1993 and 1992                   54

   Combined Statements of Operations for the years ended
     December 31, 1993, 1992 and 1991                                         55

   Combined Statements of Shareholders' Equity for the years ended
     December 31, 1993, 1992 and 1991                                         56

   Combined Statements of Cash Flows for the years ended
     December 31, 1993, 1992 and 1991                                         57

NOTES TO FINANCIAL STATEMENTS                                                 58

H-T ASSOCIATES

       Independent Auditors' Reports                                          96
       --Current Year Auditor
       --Predecessor Auditors

       Financial Statements and Notes                                         99

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

The schedules listed below relate to Realty and Operating Company as indicated:

                                                                                   SCHEDULES FOR
                                                                            ---------------------------
SCHEDULE                                                                                     OPERATING
- ---------                                                                      REALTY         COMPANY
                                                                            ------------    ------------
                                                                           (REFERENCE IS  TO PAGE NUMBER)

    I        Marketable Securities - Other Investments as of
                December 31, 1993                                           Omitted           84

   II        Amounts Receivable from Related Parties and
                Underwriters, Promoters and Employees Other Than
                Related Parties for the years ended  December 31,
                1993, 1992 and 1991                                           85              87

    V        Property, Plant and Equipment for the years ended
                December 31, 1993, 1992 and 1991                            Omitted           89

   VI        Accumulated Depreciation, Depletion and Amortization
                of Property, Plant and Equipment for the years ended
                December 31, 1993, 1992 and 1991                            Omitted           90

 VIII        Valuation and Qualifying Accounts as of December 31,
                1993                                                          91            Omitted

    X        Supplementary Income Statement Information for the years
                ended December 31, 1993, 1992 and 1991                        92              93

   XI        Real Estate and Accumulated Depreciation as of
                December 31, 1993                                             94            Omitted

Schedules not listed above have been omitted because either the conditions under which they are required are absent, not applicable, or the required information is included in the financial statements and related notes thereto.

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors
Santa Anita Realty Enterprises, Inc. and
Santa Anita Operating Company


We have audited the financial statements and the related financial statement schedules, listed on pages 42 and 43 of:

   (a)    Santa Anita Realty Enterprises, Inc.;

   (b)    Santa Anita Operating Company and Subsidiaries; and

   (c) Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company and Subsidiaries Combined.

These financial statements and financial statement schedules are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the above-listed entities at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Further, it is our opinion that the financial statement schedules referred to above present fairly, in all material respects, the information set forth therein.



                                                     KENNETH LEVENTHAL & COMPANY

Newport Beach, California
March 1, 1994

                      SANTA ANITA REALTY ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1993 AND 1992

                                     ASSETS

                                                                     1993             1992
                                                                 -------------   --------------
Real estate assets
   Santa Anita Racetrack, less accumulated depreciation of
     $18,670,000 and $18,006,000, respectively
      (Schedule XI)                                               $  6,997,000    $  8,349,000
   Commercial properties, less accumulated depreciation
     of $42,503,000 and $41,032,000, respectively (Notes 2,
     3, 8 and Schedule XI)                                         221,876,000     206,677,000
   Investments in unconsolidated joint ventures (Note 3)             3,616,000       5,925,000
   Real estate loans and advances receivable (Note 4)               22,084,000      24,855,000
                                                                  ------------    ------------
                                                                   254,573,000     245,806,000
Cash (Note 5)                                                        7,633,000       1,671,000
Accounts receivable                                                  4,305,000       2,716,000
Due from a former officer and a former officer of Operating
 Company (Note 11 and Schedule II)                                      81,000         184,000
Prepaid expenses and other assets                                    4,624,000       4,836,000
Due from (to) Operating Company                                        469,000        (959,000)
                                                                  ------------    ------------
                                                                  $271,685,000    $254,254,000
                                                                  ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable (Note 5 and Schedule XI)                $106,731,000     $107,655,000
Other loans payable (Note 5)                                        77,913,000       56,932,000
Accounts payable                                                     3,678,000        2,301,000
Other liabilities (Notes 6 and 9)                                   15,346,000        4,820,000
Dividends payable                                                    3,788,000        3,788,000
                                                                  ------------     ------------
                                                                   207,456,000      175,496,000
                                                                  ------------     ------------
Minority interest in consolidated joint ventures (Note 3)           (4,590,000)      (2,751,000)

Commitments and contingencies (Note 8)

Shareholders' equity (Note 10)
   Preferred stock, $.10 par value; authorized 6,000,000
     shares; none issued                                                     -                -
   Common stock, $.10 par value; authorized 19,000,000
     and 40,000,000 shares, respectively; issued and
      outstanding 11,256,353 and 11,256,353 shares,
      respectively                                                   1,125,000        1,125,000
   Additional paid-in capital                                      117,084,000      117,084,000
   Retained earnings (deficit)                                     (49,390,000)     (36,700,000)
                                                                  ------------     ------------
                                                                    68,819,000       81,509,000
                                                                  ------------     ------------
                                                                  $271,685,000     $254,254,000
                                                                  ============     ============

See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                    1993            1992           1991
                                                -------------   ------------   -------------
Revenues
   Rental property (Note 8)                      $38,953,000     $35,290,000    $30,882,000
   Rental income from Operating Company
     (Note 11)                                    11,634,000      12,683,000     11,817,000
   Interest and other (Note 7)                     4,991,000       2,318,000      2,709,000
                                                 -----------     -----------    -----------
                                                  55,578,000      50,291,000     45,408,000
                                                 -----------     -----------    -----------
Costs and expenses
   Rental property operating expenses             16,522,000      13,533,000     12,039,000
   Depreciation and amortization                   8,795,000       8,156,000      7,418,000
   General and administrative                      4,244,000       4,156,000      4,292,000
   Interest and other (Note 5)                    12,477,000      12,331,000     11,991,000
   Losses from unconsolidated joint ventures
     (Note 3)                                      1,993,000       1,446,000         83,000
   Minority interest in earnings (losses) of
     consolidated joint ventures (Note 3)            477,000         458,000       (114,000)
   Loss on disposition of multifamily and
     industrial operations (Note 2)               10,974,000               -              -
                                                 -----------     -----------    -----------
                                                  55,482,000      40,080,000     35,709,000
                                                 -----------     -----------    -----------
Income before income taxes                            96,000      10,211,000      9,699,000

Benefit for income taxes (Note 7)                 (2,523,000)              -              -
                                                 -----------     -----------    -----------

Net income                                       $ 2,619,000     $10,211,000    $ 9,699,000
                                                 ===========     ===========    ===========
Weighted average number of common shares
   outstanding                                    11,256,353      11,256,413     11,256,520
                                                 ===========     ===========    ===========


Net income per common share                             $.23            $.91           $.86
                                                  ===========     ===========    ===========

Dividends declared per common share                    $1.36           $1.36          $1.90
                                                  ===========     ===========    ===========

See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                      COMMON STOCK            ADDITIONAL        RETAINED
                                                -------------------------      PAID-IN          EARNINGS
                                                   SHARES      AMOUNT          CAPITAL         (DEFICIT)         TOTAL
                                                ----------  -------------   --------------   --------------   -------------
Balance,
  December 31, 1990                             11,256,586     $1,125,000    $117,233,000     $(19,911,000)   $ 98,447,000
  Dividend reinvestment
    plan, net (Note 1)                                (121)             -        (148,000)               -        (148,000)

  Dividends declared
    on common stock                                      -              -               -      (21,390,000)    (21,390,000)

  Net income                                             -              -               -        9,699,000       9,699,000
                                                ----------     ----------    ------------     ------------    ------------

Balance,
  December 31, 1991                             11,256,465      1,125,000     117,085,000      (31,602,000)     86,608,000

  Dividend reinvestment
    plan, net (Note 1)                                (112)             -          (1,000)               -          (1,000)

  Dividends declared
    on common stock                                      -              -               -      (15,309,000)    (15,309,000)

  Net income                                             -              -               -       10,211,000      10,211,000
                                                ----------     ----------    ------------     ------------    ------------

Balance,
  December 31, 1992                             11,256,353      1,125,000     117,084,000      (36,700,000)     81,509,000

  Dividends declared
    on common stock                                      -              -               -      (15,309,000)    (15,309,000)

  Net income                                             -              -               -        2,619,000       2,619,000
                                                ----------     ----------    ------------     ------------    ------------


Balance,
  December 31, 1993                             11,256,353     $1,125,000    $117,084,000     $(49,390,000)   $ 68,819,000
                                                ==========     ==========    ============     ============    ============

                      SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                               1993           1992            1991
                                                           ------------   -------------   ------------
Cash flows from operating activities:
 Net income                                               $  2,619,000    $ 10,211,000   $  9,699,000
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                           8,795,000       8,156,000      7,418,000
     Net gain on sale of real estate                                 -        (646,000)      (177,000)
     Loss on disposition of multifamily and
       industrial operations                                10,974,000               -              -
     Minority interest in earnings (losses) of
       consolidated joint ventures                             477,000         458,000       (114,000)
     Equity in losses of unconsolidated joint
       ventures                                              1,993,000       1,446,000         83,000
     Distributions from unconsolidated joint
       ventures                                                      -               -        250,000
     Net decrease (increase) in certain other
       assets                                               (1,455,000)         18,000        191,000
     Net increase in certain other liabilities               2,268,000         602,000        805,000
                                                          ------------    ------------   ------------
 Net cash provided by operating activities                  25,671,000      20,245,000     18,155,000
                                                          ------------    ------------   ------------

Cash flows from investing activities:
 Proceeds from sales of real estate                                  -       5,425,000        400,000
 Payments received on loans and advances
   receivable                                                4,076,000       1,152,000        362,000
 Origination of loans and advances receivable               (1,305,000)     (9,345,000)    (3,176,000)
 Additions and improvements to real estate assets          (33,424,000)    (35,588,000)   (24,544,000)
 Investments in unconsolidated joint ventures               (1,100,000)       (664,000)    (5,950,000)
 Capital distributions from unconsolidated joint
   ventures                                                  1,405,000         664,000              -
                                                          ------------    ------------   ------------
 Net cash used in investing activities                     (30,348,000)    (38,356,000)   (32,908,000)
                                                          ------------    ------------   ------------

Cash flows from financing activities:
 Proceeds from real estate loans payable                             -      11,191,000     13,789,000
 Proceeds from other loans payable                          20,981,000      22,832,000     34,100,000
 Repayment of real estate loans payable                       (924,000)     (6,154,000)   (24,865,000)
 Net increase (decrease) in due from Operating
   Company                                                  (1,428,000)      1,000,000        (12,000)
 Net increase in certain other liabilities                   9,635,000         728,000      1,409,000
 Dividends paid                                            (15,309,000)    (15,309,000)   (23,416,000)
 Distributions to minority interest in consolidated
   joint ventures, net                                      (2,316,000)        (81,000)    (1,086,000)
 Proceeds from stock issued in connection with
   exercise of stock options and dividend
    reinvestment plan, net                                           -          (1,000)      (148,000)
                                                          ------------    ------------   ------------
 Net cash provided by (used in) financing activities        10,639,000      14,206,000       (229,000)
                                                          ------------    ------------   ------------
Net increase (decrease) in cash and cash equivalents         5,962,000      (3,905,000)   (14,982,000)
Cash and cash equivalents at beginning of year               1,671,000       5,576,000     20,558,000
                                                          ------------    ------------   ------------
Cash and cash equivalents at end of year                  $  7,633,000    $  1,671,000   $  5,576,000
                                                          ============    ============   ============


See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1993 AND 1992

                                     ASSETS

                                                                           1993            1992
                                                                       -------------   -------------
Current Assets
 Cash                                                                  $  9,695,000    $  6,226,000
 Short-term investments, at cost (approximates market)
   (Schedule I)                                                           4,693,000       3,750,000
 Accounts receivable                                                      2,789,000       1,657,000
 Due from officers and a former officer (Note 11 and Schedule II)           393,000         890,000
 Prepaid expenses and other assets                                        1,041,000       1,607,000
                                                                       ------------    ------------
   Total current assets                                                   18,611,000      14,130,000
                                                                        ------------    ------------

Investment in common stock of Realty                                      2,179,000       2,179,000
Property, plant and equipment, at cost (Note 5 and Schedule V)
 Machinery and other equipment                                           21,943,000      21,524,000
 Leasehold improvements                                                  20,976,000      19,968,000
                                                                       ------------    ------------
                                                                         42,919,000      41,492,000
 Less accumulated depreciation (Schedule VI)                            (21,088,000)    (18,343,000)
                                                                       ------------    ------------
                                                                         21,831,000      23,149,000
                                                                       ------------    ------------
                                                                       $ 42,621,000    $ 39,458,000
                                                                       ============    ============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                                      $ 10,070,000    $  7,455,000
 Other liabilities (Notes 6 and 9)                                       10,117,000       7,735,000
 Other loans payable (Note 5)                                               726,000         663,000
 Due to (from) Realty                                                       469,000        (959,000)
                                                                       ------------    ------------
   Total current liabilities                                             21,382,000      14,894,000
                                                                       ------------    ------------
 Other loans payable (Note 5)                                             2,528,000       3,255,000
 Deferred revenues                                                        2,872,000       3,130,000
 Deferred income taxes (Note 7)                                           3,565,000       3,673,000
                                                                       ------------    ------------
                                                                         30,347,000      24,952,000
                                                                       ------------    ------------

Commitments and contingencies (Note 8)

Shareholders' Equity (Note 10)
 Preferred stock, $.10 par value; authorized 6,000,000 shares;
   none issued                                                                    -               -
 Common stock, $.10 par value; authorized 19,000,000  and
   40,000,000 shares, respectively; issued and outstanding
    11,140,853 and 11,140,853 shares, respectively                        1,114,000       1,114,000
 Additional paid-in capital                                              20,592,000      20,592,000
 Retained earnings (deficit)                                             (9,432,000)     (7,200,000)
                                                                       ------------    ------------
                                                                         12,274,000      14,506,000
                                                                       ------------    ------------
                                                                       $ 42,621,000    $ 39,458,000
                                                                       ============    ============

See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31 ,1993, 1992 AND 1991

                                                       1993            1992            1991
                                                   -------------   -------------   ------------

Revenues
 Horse racing (Note 2)                              $49,081,000     $53,683,000     $51,521,000
 Food and beverage                                   11,695,000      12,589,000      13,808,000
 Interest and other                                     571,000       1,382,000       3,224,000
                                                    -----------     -----------     -----------
                                                     61,347,000      67,654,000      68,553,000
                                                    -----------     -----------     -----------

Costs and expenses
 Direct horse racing operating costs                 40,981,000      45,089,000      45,093,000
 Food and beverage cost of sales                      3,411,000       3,462,000       3,555,000
 Depreciation and amortization (Schedule VI)          2,768,000       2,732,000       2,634,000
 General and administrative                           6,693,000       8,361,000       6,868,000
 Interest (Note 5)                                      493,000         194,000         179,000
 Rental expense to Realty (Note 11)                   9,233,000      10,955,000       9,928,000
                                                    -----------     -----------     -----------
                                                     63,579,000      70,793,000      68,257,000
                                                    -----------     -----------     -----------

Income (loss) before income taxes                    (2,232,000)     (3,139,000)        296,000
Provision (benefit) for income taxes (Note 7)                 -        (243,000)         37,000
                                                    -----------     -----------     -----------

Net income (loss)                                   $(2,232,000)    $(2,896,000)    $   259,000
                                                    ===========     ===========     ===========

Weighted average number of common shares
 outstanding                                         11,140,853      11,140,913      11,141,020
                                                    ===========     ===========     ===========

Net income (loss) per common share                        $(.20)          $(.26)           $.02
                                                    ===========     ===========     ===========


See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                           COMMON STOCK            ADDITIONAL       RETAINED
                                     ---------------------------     PAID-IN        EARNINGS
                                        SHARES         AMOUNT        CAPITAL        (DEFICIT)         TOTAL
                                     -------------   ------------  -------------   -------------   -------------

Balance,
   December 31, 1990                 11,141,086     $1,114,000    $20,594,000     $(4,558,000)    $17,150,000

   Dividend reinvestment
     plan, net (Note 1)                    (121)             -         (2,000)         (5,000)         (7,000)

   Net income                                 -              -              -         259,000         259,000
                                     ----------     ----------    -----------     -----------     -----------
Balance,
   December 31, 1991                 11,140,965      1,114,000     20,592,000      (4,304,000)     17,402,000

   Dividend reinvestment
     plan, net (Note 1)                    (112)             -              -               -               -

   Net loss                                   -              -              -      (2,896,000)     (2,896,000)
                                     ----------     ----------    -----------     -----------     -----------

Balance,
   December 31, 1992                 11,140,853      1,114,000     20,592,000      (7,200,000)     14,506,000

   Net loss                                   -              -              -      (2,232,000)     (2,232,000)
                                     ----------     ----------    -----------     -----------     -----------

Balance,
   December 31, 1993                 11,140,853     $1,114,000    $20,592,000     $(9,432,000)    $12,274,000
                                     ==========     ==========    ===========     ===========     ===========



See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                            1993            1992            1991
                                                        -------------   -------------   -------------
Cash flows from operating activities:
 Net income (loss)                                       $(2,232,000)    $(2,896,000)    $   259,000
 Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating
   activities:
     Depreciation and amortization                         2,768,000       2,732,000       2,634,000
     Deferred income taxes                                  (108,000)       (141,000)        (31,000)
     Net (increase) decrease in certain
       other assets                                          (69,000)        931,000      (1,334,000)
     Net increase (decrease) in certain
       other liabilities                                   4,739,000         708,000      (3,123,000)
                                                         -----------     -----------     -----------

 Net cash provided by (used in) operating
   activities                                              5,098,000       1,334,000      (1,595,000)
                                                         -----------     -----------     -----------

Cash flows from investing activities:
 Additions to property, plant and equipment, net          (1,450,000)     (6,030,000)     (3,348,000)
                                                         -----------     -----------     -----------

 Net cash used in investing activities                    (1,450,000)     (6,030,000)     (3,348,000)
                                                         -----------     -----------     -----------

Cash flows from financing activities:
 Proceeds from other loans payable                                 -       4,000,000               -
 Repayment of other loans payable                           (664,000)        (82,000)              -
 Net (increase) decrease in due from Realty                1,428,000      (1,000,000)         12,000
                                                         -----------     -----------     -----------

 Net cash provided by financing activities                   764,000       2,918,000          12,000
                                                         -----------     -----------     -----------

Net increase (decrease) in cash and cash
 equivalents                                               4,412,000      (1,778,000)     (4,931,000)

Cash and cash equivalents at beginning of year             9,976,000      11,754,000      16,685,000
                                                         -----------     -----------     -----------

Cash and cash equivalents at end of year                 $14,388,000     $ 9,976,000     $11,754,000
                                                         ===========     ===========     ===========

See accompanying notes.

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                            COMBINED BALANCE SHEETS

                           DECEMBER 31, 1993 AND 1992

                                     ASSETS

                                                                                                        1993              1992
                                                                                                   ---------------   ---------------
Real estate assets
  Santa Anita Racetrack, less accumulated depreciation of $18,670,000 and  $18,006,000,
   respectively                                                                                     $   6,997,000      $  8,349,000
  Commercial properties, less accumulated depreciation of   $41,079,000 and $39,779,000,
   respectively (Notes 2, 3 and 8)                                                                    216,832,000       201,462,000
  Investments in unconsolidated joint ventures (Note 3)                                                 3,616,000         5,925,000
  Real estate loans and advances receivable (Note 4)                                                   22,084,000        24,855,000
                                                                                                     ------------      ------------
                                                                                                      249,529,000       240,591,000

Cash (Note 5)                                                                                          17,328,000         7,897,000
Short-term investments, at cost (approximates market)                                                   4,693,000         3,750,000
Accounts receivable                                                                                     7,094,000         4,373,000
Due from officers and former officers (Note 11)                                                           474,000         1,074,000
Prepaid expenses and other assets                                                                       7,019,000         8,097,000
Property, plant and equipment, at cost, less accumulated
 depreciation of $21,088,000 and $18,343,000, respectively (Note 5)                                    22,129,000        23,149,000
                                                                                                     ------------      ------------
                                                                                                     $308,266,000      $288,931,000
                                                                                                     ============      ============

                                              LIABILITIES AND SHAREHOLDERS' EQUITY
Real estate loans payable (Note 5)                                                                   $106,731,000      $107,655,000
Other loans payable (Note 5)                                                                           81,167,000        60,850,000
Accounts payable                                                                                       13,748,000         9,757,000
Other liabilities (Notes 6 and 9)                                                                      25,463,000        12,555,000
Dividends payable                                                                                       3,788,000         3,788,000
Deferred revenues                                                                                       2,872,000         3,130,000
Deferred income taxes (Note 7)                                                                          3,565,000         3,673,000
                                                                                                     ------------      ------------
                                                                                                      237,334,000       201,408,000
                                                                                                     ------------      ------------

Minority interest in consolidated joint ventures (Note 3)                                              (4,590,000)       (2,751,000)

Commitments and contingencies (Note 8)

Shareholders' equity (Note 10)
 Preferred stock $.10 par value; authorized 6,000,000 shares
   none issued                                                                                                  -                 -
 Common stock, $.10 par value; authorized 19,000,000 and
   40,000,000 shares, respectively; issued and outstanding 11,140,853 and 11,140,853 shares,
   respectively                                                                                         2,227,000         2,227,000
 Additional paid-in capital                                                                           134,554,000       134,554,000
 Retained earnings (deficit)                                                                          (61,259,000)      (46,507,000)
                                                                                                     ------------      ------------
                                                                                                       75,522,000        90,274,000
                                                                                                     ------------      ------------
                                                                                                     $308,266,000      $288,931,000
                                                                                                     ============      ============

See accompanying notes.

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                       COMBINED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                                                       1993            1992            1991
                                                   -------------   -------------   -------------

Revenues
 Horse racing (Note 2)                             $ 49,081,000    $ 53,683,000    $ 51,521,000
 Rental property (Note 8)                            41,354,000      37,018,000      32,771,000
 Food and beverage                                   11,695,000      12,589,000      13,808,000
 Interest and other (Note 7)                          5,405,000       3,712,000       5,714,000
                                                   ------------    ------------    ------------
                                                    107,535,000     107,002,000     103,814,000
                                                   ------------    ------------    ------------

Costs and expenses
 Direct horse racing operating costs                 40,981,000      45,089,000      45,093,000
 Rental property operating expenses                  16,522,000      13,533,000      12,039,000
 Food and beverage cost of sales                      3,411,000       3,462,000       3,555,000
 Depreciation and amortization                       11,392,000      10,753,000       9,875,000
 General and administrative                          10,937,000      12,517,000      11,160,000
 Interest and other (Note 5)                         12,970,000      12,525,000      12,170,000
 Losses from unconsolidated joint
   ventures (Note 3)                                  1,993,000       1,446,000          83,000
 Minority interest in earnings (losses) of
   consolidated joint ventures (Note 3)                 477,000         458,000        (114,000)
 Loss on disposition of multifamily and
   industrial operations (Note 2)                   10,974,000               -               -
                                                   ------------    ------------    ------------
                                                    109,657,000      99,783,000      93,861,000
                                                   ------------    ------------    ------------
Income (loss) before income taxes                    (2,122,000)      7,219,000       9,953,000

Provision (benefit) for income taxes (Note 7)        (2,523,000)       (158,000)         37,000
                                                   ------------    ------------    ------------

Net income                                         $    401,000    $  7,377,000    $  9,916,000
                                                   ============    ============    ============

Weighted average number of common shares
 outstanding                                         11,140,853      11,140,913      11,141,020
                                                   ============    ============    ============

Net income per common share                                $.04            $.66            $.89
                                                           ====            ====            ====

Dividends declared per common share                       $1.36           $1.36           $1.90
                                                          =====           =====           =====


See accompanying notes.

                    SANTA ANITA REALTY ENTERPRISES INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                       COMMON STOCK            ADDITIONAL        RETAINED
                                                 -------------------------      PAID-IN          EARNINGS
                                                   SHARES        AMOUNT         CAPITAL         (DEFICIT)           TOTAL
                                                 -------------------------  --------------    -------------    --------------
Combined balance,
 December 31, 1990                                11,141,086     $2,227,000    $134,705,000     $(27,471,000)    $109,461,000

Dividends declared
 on common stock                                           -              -               -      (21,176,000)     (21,176,000)

Dividend reinvestment
 plan, net (Note 1)                                     (121)             -        (150,000)               -         (150,000)

Net income                                                 -              -               -        9,916,000        9,916,000
                                                  ----------     ----------    ------------     ------------     ------------
Combined balance,
 December 31, 1991                                11,140,965      2,227,000     134,555,000      (38,731,000)      98,051,000

Dividends declared
 on common stock                                           -              -               -      (15,153,000)     (15,153,000)

Dividend reinvestment
 plan, net (Note 1)                                     (112)             -          (1,000)               -           (1,000)

Net income                                                 -              -               -        7,377,000        7,377,000
                                                  ----------     ----------    ------------     ------------     ------------
Combined balance,
 December 31, 1992                                11,140,853      2,227,000     134,554,000      (46,507,000)      90,274,000

Dividends declared
 on common stock                                           -              -               -      (15,153,000)     (15,153,000)

Net income                                                 -              -               -          401,000          401,000
                                                  ----------     ----------    ------------     ------------     ------------
Combined balance,
 December 31, 1993                                11,140,853     $2,227,000    $134,554,000     $(61,259,000)    $ 75,522,000
                                                  ==========     ==========    ============     ============     ============

See accompanying notes.

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                       COMBINED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                             1993            1992            1991
                                                         -------------   -------------   -------------
Cash flows from operating activities:
 Net income                                              $    401,000    $  7,377,000    $  9,916,000
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                         11,392,000      10,753,000       9,875,000
     Net gain on sale of real estate                                -        (646,000)       (177,000)
     Loss on disposition of multifamily
       and industrial operations                           10,974,000               -               -
     Deferred income taxes                                   (108,000)       (141,000)        (31,000)
     Minority interest in earnings (losses)
       of consolidated joint ventures                         477,000         458,000        (114,000)
     Equity in losses of unconsolidated joint
       ventures                                             1,993,000       1,446,000          83,000
     Distributions from unconsolidated
       joint ventures                                               -               -         250,000
     Net decrease (increase) in certain
       other assets                                        (1,523,000)      1,866,000      (1,143,000)
     Net increase (decrease) in certain other
       liabilities                                          7,007,000         310,000      (2,316,000)
                                                         ------------    ------------    ------------
 Net cash provided by operating activities                 30,613,000      21,423,000      16,343,000
                                                         ------------    ------------    ------------
Cash flows from investing activities:
 Proceeds from sales of real estate                                 -       5,425,000         400,000
 Payments received on loans and advances
   receivable                                               4,076,000       1,152,000         362,000
 Origination of loans and advances receivable              (1,305,000)     (9,345,000)     (3,176,000)
 Additions and improvements to real estate assets         (33,424,000)    (35,588,000)    (24,544,000)
 Additions to property, plant and equipment                (1,450,000)     (6,030,000)     (3,348,000)
 Investments in unconsolidated joint ventures              (1,100,000)       (664,000)     (5,950,000)
 Capital distributions from unconsolidated
   joint ventures                                           1,405,000         664,000               -
                                                          ------------    ------------    ------------

 Net cash used in investing activities                    (31,798,000)    (44,386,000)    (36,256,000)
                                                         ------------    ------------    ------------
Cash flows from financing activities:
 Proceeds from real estate loans payable                            -      11,191,000      13,789,000
 Proceeds from other loans payable                         20,981,000      26,832,000      34,100,000
 Repayment of real estate loans payable                      (924,000)     (6,154,000)    (24,865,000)
 Repayment of other loans payable                            (664,000)        (82,000)              -
 Distributions to minority interest in consolidated
   joint ventures, net                                     (2,316,000)        (81,000)     (1,086,000)
 Net increase in certain other liabilities                  9,635,000         728,000       1,409,000
 Dividends paid                                           (15,153,000)    (15,153,000)    (23,197,000)
 Proceeds from stock issued in connection with
   exercise of stock options and dividend
   reinvestment plan, net                                           -          (1,000)       (150,000)
                                                         ------------    ------------    ------------
 Net cash provided by financing activities                 11,559,000      17,280,000               -
                                                         ------------    ------------    ------------
Net increase (decrease) in cash and cash
 equivalents                                               10,374,000      (5,683,000)    (19,913,000)

Cash and cash equivalents at beginning of year             11,647,000      17,330,000      37,243,000
                                                         ------------    ------------    ------------

Cash and cash equivalents at end of year                 $ 22,021,000    $ 11,647,000    $ 17,330,000
                                                         ============    ============    ============

See accompanying notes.

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31 , 1993, 1992 AND 1991


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     Santa Anita Realty Enterprises, Inc. ("Realty") and Santa Anita Operating Company and Subsidiaries ("Operating Company") are two separate companies, the stock of which trades as a single unit under a stock-pairing arrangement on the New York Stock Exchange. Realty and Operating Company were each incorporated in 1979 and are the successors of a corporation originally organized in 1934 to conduct thoroughbred horse racing in Southern California.

     Realty is principally engaged in holding and investing in retail, commercial, industrial and multifamily real property located primarily in the western United States. Subsequent to year-end Realty disposed of its multifamily and industrial properties (Note 2). Realty operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 and, accordingly, pays no income taxes on earnings distributed to shareholders.

     Operating Company is engaged in thoroughbred horse racing. The thoroughbred horse racing operation is conducted by a subsidiary of Operating Company, Los Angeles Turf Club, Incorporated ("LATC"), which leases the Santa Anita Racetrack from Realty.

     Separate and combined financial statements have been presented for Realty and Operating Company. Realty and Combined Realty and Operating Company use an unclassified balance sheet presentation.

     The separate results of operations and the separate net income per share of Realty and Operating Company cannot usually be added together to total the combined results of operations and net income per share because of adjustments and eliminations arising from inter-entity transactions. All significant intercompany and inter-entity balances and transactions have been eliminated in consolidation and combination.

  REAL ESTATE ASSETS

     Investment properties are carried at cost and consist of land, buildings, and related improvements. Depreciation is provided on a straight-line basis over the estimated useful lives of the properties, ranging primarily from 15 to 40 years.

  INVESTMENTS IN JOINT VENTURES

     All joint ventures in which Realty exercises significant control and has a 50% or greater ownership interest are consolidated. The ownership interests of outside partners in Realty's consolidated joint ventures are reflected as minority interest (excess of liabilities over assets) on the balance sheets for Realty and Combined Realty and Operating Company.

     Investments in unconsolidated joint ventures are accounted for using the equity method of accounting.

  CASH AND CASH EQUIVALENTS

     Highly liquid short-term investments, with maturities of three months or less, at the date of acquisition, are considered cash equivalents.

  PROPERTY, PLANT AND EQUIPMENT

     Depreciation of property, plant and equipment and the capital lease obligation is provided primarily on the straight-line method generally over the following estimated useful lives:

          Building and improvements           25 to 45 years
          Machinery and other equipment       5 to 15 years
          Leasehold improvements              5 to 32 years

     Expenditures which materially increase property lives are capitalized. The cost of maintenance and repairs is charged to expense as incurred. When depreciable property is retired or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in current operations.

  INCOME TAXES

     Realty and Operating Company adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993. The new standard of accounting replaces SFAS No. 96 which the company adopted in 1988. The cumulative effect of adopting Statement 109 was immaterial for the year ended December 31, 1993.

  DEFERRED REVENUES

     Operating Company's deferred revenues consist of prepaid admission tickets and parking, which are recognized as income ratably over the period of the related race meets. Also, deferred revenue includes prepaid rent from Oak Tree which is recognized over the remaining term of the lease.

  SHAREHOLDERS' EQUITY

     The outstanding shares of Realty common stock and Operating Company common stock are only transferable and tradable in combination as a paired unit consisting of one share of Realty common stock and one share of Operating Company common stock.

  OPERATING COMPANY'S REVENUES AND COSTS

     Operating Company has adopted an accounting policy whereby the revenues associated with thoroughbred horse racing at Santa Anita Racetrack are reported as they are earned. Costs and expenses associated with thoroughbred horse racing revenues are charged against income in those periods in which the thoroughbred horse racing revenues are recognized. Other costs and expenses are recognized as they actually occur throughout the year. The rental fee paid by Operating Company to Realty is recognized by both Realty and Operating Company as it is earned.

  RENTAL PROPERTY REVENUES

     Rental property revenues are recorded on a straight-line basis over the related lease term. As a result, deferred rent is created when rental income is recognized during free rent periods of a lease. The deferred rent is included in prepaid expenses and other assets, evaluated for collectibility and amortized over the remaining term of the lease.

  HORSE RACING REVENUES AND DIRECT OPERATING COSTS

     Operating Company's horse racing revenues and direct operating costs are shown net of state and local taxes, stakes, purses and awards.

  CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject Realty and Operating Company to concentrations of credit risk are primarily cash investments and receivables. Realty and Operating Company place their cash investments in investment grade short-term instruments and limit the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to accounts receivable are limited due to the number of retail, commercial and residential tenants, and Santa Anita catering patrons. Real estate receivables are secured by first trust deeds on commercial real estate located in Southern California, and Phoenix, Arizona. Advances to unconsolidated joint ventures are unsecured and due from partnerships in which Realty is a 50% or less general partner.

  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     Realty is an issuer of financial instruments with off-balance sheet risk in the normal course of business which exposes Realty to credit risks. These financial instruments include commitments to extend credit, financial guarantees and letters of credit.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Management has estimated the fair value of its financial instruments using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimated values for Realty and Operating Company as of December 31, 1993 are not necessarily indicative of the amounts that could be realized in current market exchanges.

     For those financial instruments for which it is practicable to estimate value, management has determined that the carrying amounts of Realty's and Operating Company's financial instruments approximate their fair value as of December 31,1993.

  DIVIDEND REINVESTMENT PLAN

     In November 1992 Realty and Operating Company terminated their dividend reinvestment and stock purchase plan (the "Plan") which had enabled shareholders to reinvest dividends and purchase shares of Realty and Operating Company stock. Since October 1990, shares issued under the terms of the Plan had been purchased in the open market. Prior to that date, new shares had been issued.

  COMMON STOCK AND NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share is computed based upon the weighted average number of common shares outstanding during each period for each company. Stock options have not been included in the computation since they have no material dilutive effect.

     Operating Company holds shares of Realty's common stock which are unpaired pursuant to a stock option plan approved by the shareholders. The shares held totaled 115,500 as of December 31, 1993, 1992 and 1991, respectively. These shares affect the calculation of Realty's net income per common share but are eliminated in the combined calculation of net income per common share.

  RECLASSIFICATIONS

     Certain prior year amounts have been restated to conform to current year presentation.


NOTE 2 - DISPOSITION OF MULTIFAMILY AND INDUSTRIAL PROPERTIES SUBSEQUENT TO YEAR END

     In November 1993, Realty entered into a Purchase and Sale Agreement to sell its multifamily and industrial operations to Pacific Gulf Properties Inc. ("Pacific"), in conjunction with Pacific's proposed public offering of common stock and debentures. The transaction was structured into two parts: (1) Realty would sell all of its apartments and industrial properties to Pacific with the exception of Realty's interest in the Baldwin Industrial Park joint venture; and (2) Pacific would enter into a binding agreement to buy Realty's interest in Baldwin Industrial Park.

     On February 18, 1994, Realty completed the first part of this transaction by selling to Pacific ten multifamily properties, containing 2,654 apartment units, located in Southern California, the Pacific Northwest, and Texas and three industrial properties, containing an aggregate of 185,000 leasable square feet of industrial space, located in the State of Washington (the "Transferred Properties"). Realty's corporate headquarters building and related assets were also acquired by Pacific. The sale of the Transferred Properties followed the public offerings of common stock and convertible subordinated debentures by Pacific.

     Pursuant to the Purchase and Sale Agreement, Pacific agreed to buy Realty's interest in Baldwin Industrial Park subject to satisfaction of certain conditions, for a minimum price of $8.9 million payable in additional shares of Pacific common stock, with the final price dependent upon completion of negotiations with the other owners of Baldwin Industrial Park and an appraisal process. Management believes the sale of Realty's interest in Baldwin Industrial Park will be completed in the second half of 1994. Pacific is required to issue to Realty non-refundable letters of credit totaling $2.5 million by March 31, 1994 to secure its obligation to acquire Realty's interest in Baldwin Industrial Park and pay for the corporate headquarters building and other assets related to the Transferred Properties.

     In consideration of the sale of the Transferred Properties, Realty received approximately $44.4 million in cash and 149,900 shares of the common stock of Pacific. In addition, Realty was relieved of approximately $44.3 million of mortgage debt on the Transferred Properties. Realty will also receive, at the time the acquisition of Baldwin Industrial Park is completed, up to $1.2 million in additional common stock of Pacific as consideration for its corporate headquarters and other net assets related to the Transferred Properties.

NOTE 2 - DISPOSITION OF MULTIFAMILY AND INDUSTRIAL OPERATIONS SUBSEQUENT TO YEAR END (CONTINUED)

     The two parts of the above transaction will result in a loss of $10,974,000. This loss has been reflected in the Realty and Realty and Operating Company combined statements of operations for the year ended
December 31, 1993. If the Baldwin Industrial Park portion of the transaction described above does not occur, an additional loss will be recognized by Realty in 1994. The loss could approximate $5,900,000, depending upon whether the $2.5 million in letters of credit are drawn.

     Realty and Pacific have also entered into a one-year management agreement whereby Pacific has agreed to provide management services to Realty. Finally, with respect to the common stock of Pacific owned by Realty, Pacific has entered into a registration rights agreement with Realty which, under certain circumstances, allows Realty to require the registration of the Pacific stock it owns.

     The following unaudited pro forma condensed balance sheets of Realty and Realty and Operating Company combined are presented as if both parts of the transaction had occurred on December 31, 1993. The unaudited pro forma condensed balance sheets are not necessarily indicative of what the actual financial position of Realty or Realty and Operating Company combined would have been at December 31, 1993 nor do they purport to represent the future financial position of Realty or Realty and Operating Company combined.


                                                                   December 31, 1993
                                                    -------------------------------------------------
                                                        Realty                            Realty
                                                      Historical                         Pro Forma
                                                      Cost Basis      Adjustments (a)   (Unaudited)
                                                    --------------   ----------------  --------------

Real estate assets
 Santa Anita Racetrack, net                          $  6,997,000    $            -     $  6,997,000
 Commercial properties, net                           221,876,000      (107,593,000)     114,283,000
 Investments in unconsolidated joint
   ventures                                             3,616,000                 -        3,616,000
 Real estate loans and advances
   receivable                                          22,084,000                 -       22,084,000
                                                     ------------     -------------     ------------
                                                      254,573,000      (107,593,000)     146,980,000
                                                     ------------     -------------     ------------

Cash                                                    7,633,000          (703,000)       6,930,000
Other assets                                            9,479,000        (1,387,000)       8,092,000
Investment in Pacific Gulf Properties Inc. (b)                  -        12,802,000       12,802,000
                                                     ------------     -------------     ------------
                                                     $271,685,000     $ (96,881,000)    $174,804,000
                                                     ============     =============     ============

Real estate loans payable                            $106,731,000     $ (53,769,000)    $ 52,962,000
Other loans payable                                    77,913,000       (44,425,000)      33,488,000
Other liabilities                                      22,812,000        (1,719,000)      21,093,000
                                                     ------------     -------------     ------------
                                                      207,456,000       (99,913,000)     107,543,000
                                                     ------------     -------------     ------------

Minority interest in consolidated
 joint ventures                                        (4,590,000)        3,032,000       (1,558,000)

Shareholders' equity                                   68,819,000                 -       68,819,000
                                                     ------------     -------------     ------------
                                                     $271,685,000     $ (96,881,000)    $174,804,000
                                                     ============     =============     ============

The accompanying notes are an integral part of this pro forma balance sheet.

NOTE 2 - DISPOSITION OF MULTIFAMILY AND INDUSTRIAL OPERATIONS SUBSEQUENT TO YEAR END (CONTINUED)


                                                                    December 31, 1993
                                                    -------------------------------------------------
                                                       Combined                             Combined
                                                      Historical                           Pro Forma
                                                      Cost Basis      Adjustments (a)     (Unaudited)
                                                    --------------   ----------------   --------------
Real estate assets
 Santa Anita Racetrack, net                          $  6,997,000    $            -     $  6,997,000
 Commercial properties, net                           216,832,000      (107,593,000)     109,239,000
 Investments in unconsolidated joint
   ventures                                             3,616,000                 -        3,616,000
 Real estate loans and advances
   receivable                                          22,084,000                 -       22,084,000
                                                     ------------     -------------     ------------
                                                      249,529,000      (107,593,000)     141,936,000
                                                     ------------     -------------     ------------
Cash and short-term investments                        22,021,000          (703,000)      21,318,000
Other assets                                           36,716,000        (1,387,000)      35,329,000
Investment in Pacific Gulf Properties Inc. (b)                  -        12,802,000       12,802,000
                                                     ------------     -------------     ------------
                                                     $308,266,000     $ (96,881,000)    $211,385,000
                                                     ============     =============     ============
Real estate loans payable                            $106,731,000     $ (53,769,000)    $ 52,962,000
Other loans payable                                    81,167,000       (44,425,000)      36,742,000
Other liabilities                                      49,436,000        (1,719,000)      47,717,000
                                                     ------------     -------------     ------------
                                                      237,334,000       (99,913,000)     137,421,000
                                                     ------------     -------------     ------------
Minority interest in consolidated
 joint ventures                                        (4,590,000)        3,032,000       (1,558,000)
Shareholders' equity                                   75,522,000                 -       75,522,000
                                                     ------------     -------------     ------------
                                                     $308,266,000     $ (96,881,000)    $211,385,000
                                                     ============     =============     ============

Notes:
- ------

(a) Reflects the disposition of the assets and liabilities of the Multifamily and Industrial Operations as if both parts of the transaction had occurred on December 31, 1993. The amounts reflected represent the assets and liabilities directly identifiable with the Multifamily and Industrial Operations transferred by Realty to Pacific.

(b) As a result of the February 18, 1994 sale to Pacific, Realty will have an investment in the common shares of Pacific totaling $2,738,000. Upon completion of Realty's disposition of Baldwin Industrial Park, assuming a price per share equal to $18.25 (the initial public offering price of Pacific's common shares) and the minimum price for Realty's interest in Baldwin Industrial Park and the corporate headquarters building and certain other assets related to the Transferred Properties, Realty will receive additional Pacific stock totaling approximately $10,064,000.

NOTE 2 - DISPOSITION OF MULTIFAMILY AND INDUSTRIAL OPERATIONS SUBSEQUENT TO YEAR END (CONTINUED)

  The following unaudited pro forma statements of operation of Realty and Realty and Operating Company combined are presented as if both parts of the transaction had occurred on January 1, 1993. The unaudited pro forma statements of operation are not necessarily indicative of what the actual results of operations would have been if the transaction had been consummated on January 1, 1993 nor do they purport to represent the results of operations of Realty or Realty and Operating Company combined for any future period.

                                                     For the Year Ended December 31, 1993
                                                -----------------------------------------------
                                                   Realty                            Realty
                                                 Historical                         Pro Forma
                                                 Cost Basis     Adjustments (1)    (Unaudited)
                                                -------------   ---------------   -------------
Revenues
 Rental property                                 $38,953,000      $(20,007,000)    $18,946,000
 Rental income from Operating Company             11,634,000                 -      11,634,000
 Interest and other (2)                            4,991,000           695,000       5,686,000
                                                 -----------      ------------     -----------
                                                  55,578,000       (19,312,000)     36,266,000
                                                 -----------      ------------     -----------

Costs and expenses
 Rental property operating expenses               16,522,000        (8,562,000)      7,960,000
 Depreciation and amortization                     8,795,000        (3,264,000)      5,531,000
 General and administrative                        4,244,000        (1,538,000)      2,706,000
 Interest and other (3)                           12,477,000        (7,005,000)      5,472,000
 Losses from unconsolidated joint ventures         1,993,000                 -       1,993,000
 Minority interest in earnings of
   consolidated joint ventures (4)                   477,000           289,000         766,000
 Loss on disposition of multifamily and
   industrial operations                          10,974,000                 -      10,974,000
                                                 -----------      ------------     -----------
                                                  55,482,000       (20,080,000)     35,402,000
                                                 -----------      ------------     -----------

Income before income tax benefit                      96,000           768,000         864,000
Income tax benefit                                (2,523,000)                -      (2,523,000)
                                                 -----------      ------------     -----------

Net income                                       $ 2,619,000      $    768,000     $ 3,387,000
                                                 ===========      ============     ===========

The accompanying notes are an integral part of this pro forma statement of operations.

NOTE 2 - DISPOSITION OF MULTIFAMILY AND INDUSTRIAL OPERATIONS SUBSEQUENT TO YEAR END (CONTINUED)

                                                     For the Year Ended December 31, 1993
                                                -----------------------------------------------
                                                  Combined                          Combined
                                                 Historical                         Pro Forma
                                                 Cost Basis     Adjustments (1)    (Unaudited)
                                                -------------   ---------------   -------------
Revenues
 Horse racing                                   $ 49,081,000      $          -     $49,081,000
 Rental property                                  41,354,000       (20,007,000)     21,347,000
 Food and beverage                                11,695,000                 -      11,695,000
 Interest and other (2)                            5,405,000           695,000       6,100,000
                                                ------------      ------------     -----------
                                                 107,535,000       (19,312,000)     88,223,000
                                                ------------      ------------     -----------

Costs and expenses
 Direct horse racing operating costs              40,981,000                 -      40,981,000
 Rental property operating expenses               16,522,000        (8,562,000)      7,960,000
 Food and beverage cost of sales                   3,411,000                 -       3,411,000
 Depreciation and amortization                    11,392,000        (3,264,000)      8,128,000
 General and administrative                       10,937,000        (1,538,000)      9,399,000
 Interest and other (3)                           12,970,000        (7,005,000)      5,965,000
 Losses from unconsolidated joint ventures         1,993,000                 -       1,993,000
 Minority interest in earnings of
   consolidated joint ventures (4)                   477,000           289,000         766,000
 Loss on disposition of multifamily and
   industrial operations                          10,974,000                 -      10,974,000
                                                ------------      ------------     -----------
                                                 109,657,000       (20,080,000)     89,577,000
                                                ------------      ------------     -----------

Income (loss) before income tax benefit           (2,122,000)          768,000      (1,354,000)

Income tax benefit                                (2,523,000)                -      (2,523,000)
                                                ------------      ------------     -----------

Net income                                      $    401,000      $    768,000     $ 1,169,000
                                                ============      ============     ===========

Notes:
- ------

(1) Reflects the operations for the year ended December 31, 1993 of the Multifamily and Industrial Operations directly identifiable with, and allocations of other costs and expenses related to, the Multifamily and Industrial Operations being transferred by Realty to Pacific.

(2) Estimated annual distributions to be received on Realty's investment in Pacific ($1.56 per common share) less the amount of such distributions estimated to represent the return of capital ($.56 per common share).

(3) Elimination of interest expense on real estate and other loans payable repaid or assumed by Pacific.

(4) Elimination of the minority interest in earnings of joint ventures resulting from Realty's acquisition of the Partnership interests and subsequent transfer to Pacific.

Note 3 - Investments in Joint Ventures

  Realty's real estate properties include investments in the following consolidated real estate joint ventures:

                                  OWNERSHIP
NAME                              PERCENTAGE         PROJECT
- ----                              ----------     ---------------
Anita Associates                      50%        Regional mall
Baldwin Industrial Properties         50%        Industrial park
French Valley Partners                50%        Industrial land

          The financial condition and operations of the above-listed joint ventures are consolidated with the financial statements of Realty and Combined Realty and Operating Company.

          Combined condensed financial information for consolidated joint ventures as of December 31, 1993, 1992 and 1991 and for the years then ended is as follows:

                                    1993             1992             1991
                                -------------   --------------   --------------

Real estate assets               $74,570,000     $115,778,000     $115,366,000
                                 ===========     ============     ============

Liabilities                      $71,532,000     $ 89,741,000     $ 90,693,000
                                 ===========     ============     ============

Partners' equity (deficit)
Realty                           $ 7,628,000     $ 28,788,000     $ 27,801,000
Others                            (4,590,000)      (2,751,000)      (3,128,000)
                                 -----------     ------------     ------------
                                 $ 3,038,000     $ 26,037,000     $ 24,673,000
                                 ===========     ============     ============

Revenues                         $21,992,000     $ 23,912,000     $ 23,668,000
                                 ===========     ============     ============

Net income (loss)
Realty                           $ 2,113,000     $  2,727,000     $  2,202,000
Others                               477,000          458,000         (114,000)
                                 -----------     ------------     ------------
                                 $ 2,590,000     $  3,185,000     $  2,088,000
                                 ===========     ============     ============

  During 1993, Realty acquired the partnership interests of its minority partners in the following joint ventures: SARESAM, SAREFIM, Applewood Village Partners and Hubanita. The partnership interests were acquired in consideration for cash, the cancellation of certain receivables from the minority partners and the assumption of the minority partners' capital account and payment of $250,000 related to Hubanita. The financial statements of Realty and Combined Realty and Operating Company reflect the acquisition of the minority interests.

  Realty's investments in unconsolidated joint ventures include investments in the following commercial real estate ventures:

                   OWNERSHIP
       NAME        PERCENTAGE       PROJECT
- -----------------  -----------   -------------
                       33-1/3%   Retail
Joppa Associates
H-T Associates           50%     Regional mall


          Unaudited combined condensed financial statement information for unconsolidated joint ventures as of December 31, 1993, 1992 and 1991 and for the years then ended is as follows:

                                1993             1992             1991
                           --------------   --------------   --------------
Real estate assets          $212,979,000     $216,137,000     $206,184,000
                            ============     ============     ============
Liabilities
 Advances from Realty       $  8,375,000     $  7,030,000     $  6,215,000
 Other                       200,735,000      197,971,000      185,642,000
                            ------------     ------------     ------------
                            $209,110,000     $205,001,000     $191,857,000
                            ============     ============     ============
 Partners' equity
 Realty                     $  3,616,000     $  5,925,000     $  7,390,000
 Others                          253,000        5,211,000        6,937,000
                            ------------     ------------     ------------
                            $  3,869,000     $ 11,136,000     $ 14,327,000
                            ============     ============     ============
Revenues                    $ 19,991,000     $ 15,666,000     $  7,501,000
                            ============     ============     ============
Net loss
 Realty                     $ (1,993,000)    $ (1,446,000)    $    (83,000)
 Others                       (1,263,000)        (418,000)        (581,000)
                            ------------     ------------     ------------
                            $ (3,256,000)    $ (1,864,000)    $   (664,000)
                            ============     ============     ============

  Realty is a joint and several guarantor of loans issued to expand the Towson Town Center located in Towson, Maryland (owned 65% by H-T Associates) and a department store and land (owned 100% by Joppa Associates) adjacent to Towson Town Center in the amount of $82,630,000. The maximum loan balance to which the guarantees relate is $188,500,000. Realty's two partners in the ventures have also each executed repayment guarantees, although one of the partners has a limited repayment guaranty. Annually, the guarantors may request a reduction in the amount of the guaranty based on the economic performance of the regional mall.

NOTE 4 - REAL ESTATE LOANS AND ADVANCES RECEIVABLE

  Realty's real estate loans and advances receivable as of December 31, 1993 and 1992 consist of the following:

                                                                       1993           1992
                                                                   ------------   ------------

6.5% to 8.5% notes receivable secured by trust deeds on
     commercial real estate due through 2002                        $13,824,000    $17,825,000

Unsecured advances to unconsolidated joint ventures, bearing interest at prime plus 2%, interest and principal due on
     demand                                                           8,260,000      7,030,000
                                                                    -----------    -----------
                                                                    $22,084,000    $24,855,000
                                                                    ===========    ===========

       Contractual principal repayments on real estate loans and advances receivable as of December 31, 1993 are due as follows:

          1994                       $8,494,000
          1995                          243,000
          1996                        1,736,000
          1997                        6,614,000
          1998                          212,000
          Thereafter                  4,785,000

     The prime rate was 6.0% during 1993 and at December 31, 1993.

NOTE 5 - LOANS PAYABLE

     Realty's real estate loans payable related to real estate as of December 31, 1993 and 1992 consist of the following:

                                                                         1993            1992
                                                                     -------------   -------------
Realty

9.75% note, secured by real estate assets, interest only,
 due in 1994                                                          $ 10,000,000    $ 10,000,000
8.5% note, secured by land with assignment of ground lease
 and rent as collateral, due in installments through 2009                4,100,000       4,218,000
10.375% notes, secured by real estate assets, due
 in installments through 2008                                              870,000         896,000
10% note, secured by real estate assets, interest only, due in
 1994                                                                      857,000         857,000
9.375% note, secured by real estate assets, interest only,
 due in 1998                                                            11,822,000      11,932,000
8.5% notes, secured by real estate assets, due in installments
 through 2011                                                           15,269,000      15,647,000
10% note, secured by real estate assets, due in installments
 through 1998                                                           10,044,000      10,140,000
                                                                      ------------    ------------
                                                                        52,962,000      53,690,000
                                                                      ------------    ------------
Loans subject to the Pacific transaction

9.5% note, secured by real estate assets, interest only,
 due in 1999                                                             8,625,000       8,625,000
10.5% notes, secured by real estate assets, due in installments
 through 1996                                                            4,751,000       4,758,000
9.5% note, secured by real estate assets, interest only through
 1995, installments through 2000                                         7,000,000       7,000,000
9.25% note, secured by real estate assets, interest only,
 due in 1996                                                            12,900,000      12,900,000
8.25% note, secured by real estate assets, interest only,
 due in 1997                                                             8,042,000       8,128,000
8% - 10% note, secured by real estate assets, due in
 installments through 1998                                               2,997,000       3,052,000
11.1% note, secured by real estate assets, interest only,
 due in 1996                                                               889,000         889,000
11.2% note, secured by real estate assets, due in installments
 through 1995                                                            8,565,000       8,613,000
                                                                      ------------    ------------
                                                                        53,769,000      53,965,000
                                                                      ------------    ------------
                                                                      $106,731,000    $107,655,000
                                                                      ============    ============

  Realty's other loans payable as of December 31, 1993 and 1992 consist of the following:

                                                 1993            1992
                                                 ----            ----
   Realty
      Unsecured notes, subject to lines
        of credit agreements, interest
        only, due on various dates
        through 1996                             $33,488,000     $22,782,000

   Other loans payable subject to the
   Pacific transaction
      Unsecured notes, subject to
        lines of credit agreements,
        interest only, due on various
        dates through 1996                        44,425,000      34,150,000
                                                 -----------     -----------
                                                 $77,913,000     $56,932,000
                                                 ===========     ===========
     Principal payments due on real estate and other loans payable as of
December 31,1993 are as follows:

          1994                  $55,230,000
          1995                    9,609,000
          1996                   54,155,000
          1997                    8,979,000
          1998                   24,396,000
          Thereafter             32,275,000

     As of December 31, 1993, Realty was not in compliance with certain covenants contained in its credit agreements. The banks have waived such noncompliance through April 30, 1994 conditioned, among other things, on no additional borrowings under the credit agreements. Realty is in the process of renegotiating these credit agreements. Management is of the opinion that Realty has sufficient liquidity from other sources to assure that its operations will not be adversely affected pending this renegotiation.

     Under the terms of these agreements, Realty may borrow funds, at Realty's option, based upon prime rates, LIBOR (London Interbank Offered Rate) based rates or Certificate of Deposit rates. At December 31, 1993, all funds are borrowed on prime or LIBOR-based rates. LIBOR-based rates ranged from 2.80% to 3.84% and the prime rate was 6.0% at December 31, 1993.

     The revolving lines of credit require certain compensating balances. Under the lines of credit agreements, the compensating balance requirements at December 31, 1993, which represent cash balances that are not available for withdrawal, amounted to $1,000,000. In addition, Realty is required to pay annual commitment fees ranging from 0.15% to 0.25% on the unused portion of these lines of credit.

     Operating Company entered into a sale-leaseback transaction related to the financing of certain television, video monitoring and production equipment under a five-year lease expiring in December 1997. This financing arrangement is accounted for as a capital lease. Accordingly, the equipment and related lease obligation are reflected as machinery and other equipment and other loans payable, respectively, on Operating Company's and Realty and Operating Company's combined balance sheets. Realty has guaranteed $3,500,000 of the lease obligation.

     The assets recorded under this capital lease are:

                                              1993           1992
                                          ------------   ------------
Equipment leased under capital lease       $4,000,000     $4,000,000
Accumulated amortization                     (513,000)      (128,000)
                                           ----------     ----------
                                           $3,487,000     $3,872,000
                                           ==========     ==========

          Total future minimum lease payments under this capital lease and the present value of the minimum lease payments as of December 31, 1993 consist of the following:

     For the year ending December 31,

1994                                       $   989,000
1995                                           989,000
1996                                           989,000
1997                                           907,000
                                           -----------
                                             3,874,000

Less amount representing interest             (620,000)
                                           -----------
Present value of minimum lease payments    $ 3,254,000
                                           ===========
Current portion                            $   726,000
Long-term portion                            2,528,000
                                           -----------
                                           $ 3,254,000
                                           ===========

      Interest costs for the years ended December 31, 1993, 1992 and 1991 are as follows:

                                           DECEMBER 31, 1993
                              ------------------------------------------
                                             OPERATING
                                REALTY        COMPANY         COMBINED
                                ------        --------        --------
Total incurred                $13,959,000      $493,000     $14,452,000
Capitalized                    (1,482,000)            -      (1,482,000)
                              -----------      --------     -----------
Total interest expense        $12,477,000      $493,000     $12,970,000
                              ===========      ========     ===========
Total interest paid           $12,463,000      $493,000     $12,956,000
                              ===========      ========     ===========



                  NOTES TO FINANCIAL STATEMENTS (COINTINUED)


                                            DECEMBER 31, 1992
                                -----------------------------------------
                                                OPERATING
                                   REALTY        COMPANY      COMBINED
                                -------------   ---------   -------------
Total incurred                   $13,000,000     $194,000    $13,194,000
Capitalized                         (669,000)           -       (669,000)
                                 -----------     --------    -----------
Total interest expense           $12,331,000     $194,000    $12,525,000
                                 ===========     ========    ===========

Total interest paid              $12,670,000     $194,000    $12,864,000
                                 ===========     ========    ===========


                                             DECEMBER 31, 1991
                                 ---------------------------------------
                                                 OPERATING
                                   REALTY         COMPANY      COMBINED
                                 -----------     ---------   -----------
Total incurred                   $12,265,000     $179,000    $12,444,000
Capitalized                         (274,000)           -       (274,000)
                                 -----------     --------    -----------
Total interest expense           $11,991,000     $179,000    $12,170,000
                                 ===========     ========    ===========
Total interest paid              $11,891,000     $179,000    $12,070,000
                                 ===========     ========    ===========



NOTE 6 - OTHER LIABILITIES

    Other liabilities as of December 31, 1993 and 1992 consist of the following:


                                                 DECEMBER 31, 1993
                                     ------------------------------------------
                                                     OPERATING
                                        REALTY        COMPANY        COMBINED
                                     ------------   ------------    -----------
Accrued salaries                      $         -    $   765,000    $   765,000
Deferred compensation (Note 9)          1,075,000      3,682,000      4,757,000
Accrued interest                          554,000              -        554,000
State license fees                              -      1,500,000      1,500,000
Other                                     678,000      4,170,000      4,848,000
Advances payable                       11,997,000              -     11,997,000
Accrued liabilities subject to the
     Pacific transaction                1,042,000              -      1,042,000
                                      -----------    -----------    -----------
                                      $15,346,000    $10,117,000    $25,463,000
                                      ===========    ===========    ===========

                                                           DECEMBER 31, 1992
                                                ----------------------------------------
                                                               OPERATING
                                                  REALTY        COMPANY       COMBINED
                                                -----------   -----------   ------------
Accrued salaries                                 $    4,000    $  750,000    $   754,000
Deferred compensation (Note 9)                      589,000     2,405,000      2,994,000
Accrued interest                                    540,000             -        540,000
State license fees                                        -       752,000        752,000
Other                                               474,000     3,828,000      4,302,000
Advances payable                                  2,362,000             -      2,362,000
Accrued liabilities subject to the Pacific
 transaction                                        851,000             -        851,000
                                                 ----------    ----------    -----------
                                                 $4,820,000    $7,735,000    $12,555,000
                                                 ==========    ==========    ===========

       Advances payable represent amounts due to Realty's other partner in Anita Associates. The amount is expected to be repaid from the proceeds of the refinancing of Anita Associates' existing debt. The advances bear interest at 10% and are unsecured.

NOTE 7 - INCOME TAXES

       As a REIT, Realty is taxed only on undistributed REIT income. During each of the years ended December 31, 1993, 1992 and 1991, Realty distributed at least 95% of its REIT taxable earnings to its shareholders. For the years ended December 31, 1993, 1992 and 1991, 41.2%, 41.2% and 52.9%, respectively, of the dividends distributed to shareholders represented a return of capital. None of the dividends distributed to shareholders during 1993, 1992 and 1991 represented capital gains.

       The composition of Combined Realty and Operating Company's income tax provision (benefit) and income taxes paid for the years ended December 31, 1993, 1992 and 1991 is as follows:

                                           1993           1992         1991
                                       -------------   -----------   ---------
Current state provision (benefit)       $(2,415,000)    $ (17,000)    $  6,000

Deferred provision (benefit)               (108,000)     (141,000)      31,000
                                        -----------     ---------     --------
                                        $(2,523,000)    $(158,000)    $ 37,000
                                        ===========     =========     ========
Income taxes paid                       $   313,000     $   5,000     $148,000
                                        ===========     =========     ========

      Deferred income taxes arise from temporary differences in the recognition of certain items of revenues and expenses for financial statement and tax reporting purposes. The sources of temporary differences and their related tax effect for the years ended December 31, 1993, 1992 and 1991 are as follows:

                                                           1993            1992          1991
                                                       ------------    -----------   -----------
Accelerated depreciation and amortization
 methods utilized for tax reporting purposes            $   109,000       $ (92,000)   $(102,000)
Reinstatement (reduction) of deferred taxes
 due to tax net operating loss carryovers                 1,733,000         173,000     (228,000)
State income tax provision (benefit) deductible
 when paid for federal income tax purposes                 (485,000)       (191,000)      86,000
Income previously included for tax purposes,
 includable for book purposes currently                           -          34,000      340,000
Income resulting from settlement of state
 unitary tax issues                                      (1,426,000)              -            -
Other, net                                                  (39,000)        (65,000)     (65,000)
                                                        -----------       ---------    ---------
                                                        $  (108,000)      $(141,000)   $  31,000
                                                        ===========       =========    =========

       A reconciliation of Combined Realty and Operating Company's total income tax provision for the years ended December 31, 1993, 1992 and 1991 to the statutory federal corporate income tax rate of 34% follows:

                                                           1993            1992           1991
                                                       -------------   -------------   ----------
Computed "expected" tax provision                       $  (759,000)    $(1,067,000)    $100,000
State income taxes, net of federal income taxes              34,000        (271,000)      29,000
Nondeductible political contributions                        28,000          49,000       30,000
Increase in cash surrender value of life
  insurance                                                (269,000)        (28,000)     (60,000)
Establishment (utilization) of book net operating
 loss carryforwards                                         982,000       1,169,000      (28,000)
Other, net                                                  (16,000)        (10,000)     (34,000)
Settlement of state unitary tax issues                   (2,523,000)              -            -
                                                        -----------     -----------     --------
                                                        $(2,523,000)    $  (158,000)    $ 37,000
                                                        ===========     ===========     ========

       The deferred tax assets (liabilities) as of December 31, 1993 and 1992 consist of the following:



                                                                            1993            1992
                                                                        -------------   -------------
Deferred tax assets
  Income previously included for tax purposes, not includable for
    book  purposes                                                       $    32,000     $    32,000
  Difference between tax and book depreciation and amortization               26,000          (7,000)
                                                                         -----------     -----------
                                                                              58,000          25,000
                                                                         -----------     -----------

Deferred tax liabilities
  State income tax provisions deductible when paid for federal tax
    purposes                                                              (3,307,000)     (3,478,000)
  Compensation deductible for tax purposes when paid                        (291,000)       (172,000)
  Other                                                                      (25,000)        (48,000)
                                                                         -----------     -----------
                                                                          (3,623,000)     (3,698,000)
                                                                         -----------     -----------
 Net liability for deferred income taxes                                 $(3,565,000)    $(3,673,000)
                                                                         ===========     ===========



   In prior years, Realty had filed claims with the California Franchise Tax Board for refunds with respect to the 1970 through 1979 tax years; LATC was assessed California franchise tax and interest for the years 1980 through 1982; and, Operating Company was assessed additional franchise tax for the years 1983 through 1985. In 1993, a refund of interest and taxes in the amount of $6,082,000 was received from the California Franchise Tax Board in the settlement of the above claims. Realty has recognized $3,211,000 of interest income, net of expenses of $120,000 and an income tax benefit in the amount of $2,523,000. Operating Company has recorded additional deferred taxes payable in the amount of $228,000.

   The Franchise Tax Board has audited the 1986 through 1988 tax years of Operating Company. Operating Company has protested these proposed assessments. The additional assessment has been accrued by Operating Company.

   In February 1994, the Franchise Tax Board initiated an audit of Operating Company's 1989 through 1991 tax years.

   At December 31, 1993, for federal income tax purposes, Operating Company's net operating loss carryforward is approximately $6,504,000 which substantially expires in 2004.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

   Realty's wholly owned and consolidated real estate investments consist of Santa Anita Racetrack, Fashion Park (a regional mall), various neighborhood shopping centers, industrial parks, apartment complexes and office buildings. The racetrack is leased to LATC (Note 11); the land underlying Fashion Park has been ground leased for 65 years; each of the various neighborhood shopping centers has been leased to non-anchor tenants with terms ranging from three to five years; and, the office buildings have been leased with terms generally ranging from two to ten years.

   The minimum future lease payments to be received from Realty's wholly owned and consolidated real estate investments (excluding rentals relating to the Santa Anita Racetrack which are paid by LATC to Realty) for the five years ending December 31, are as follows:


          1994      $14,990,000
          1995       12,853,000
          1996       11,229,000
          1997        9,598,000
          1998        8,247,000

     Substantially all of the retail leases provide for additional contingent rentals based upon the gross income of the tenants in excess of stipulated minimums. Realty's share of these contingent rentals totaled $258,000 in 1993, $337,000 in 1992 and $362,000 in 1991.

     Realty leases the Santa Anita Racetrack to Operating Company's subsidiary, LATC. The lease provides for a rental fee of 1.5% of the total gross on-track pari-mutuel wagering generated at the racetrack. The lease, which is subject to renewal, expires in 1994. Realty also receives 40% of LATC's revenues from satellite wagering and the simulcasting of races originating from the Santa Anita Racetrack after mandated payments to the State of California and to horse owners. The lease amounts are eliminated in combination.

     Realty has entered into several general and limited partnerships to own and operate real estate. As of December 31, 1993, Realty has committed to invest an additional $307,000 in these partnerships.

     Realty has obtained a standby letter of credit totaling $448,000 related to financing on a real estate investment.

     In 1992, Realty and Operating Company entered into severance agreements with certain officers. Under certain circumstances, the severance agreements provide for a lump sum payment if there is a "change in control" of the entities. No provision under these severance agreements has been accrued or funded.

     Certain other claims, suits and complaints arising in the ordinary course of business have been filed or are pending against Realty and Operating Company. In the opinion of management, all such matters are adequately covered by insurance or, if not so covered, are without merit or are of such kind or involve such amounts as would not have a significant effect on the financial position or results of operations if disposed of unfavorably.

NOTE 9 - STOCK OPTION PROGRAM AND EMPLOYEE DEFINED BENEFIT PLANS

  STOCK OPTION PROGRAM

     During 1984, Realty reserved 400,000 shares of common stock for sale under its Stock Incentive Plan. During 1984, Operating Company also reserved 400,000 shares for sale under its Stock Option Program. Each company also reserved 400,000 shares for issuance under the other company's plan. During 1993, Operating Company reserved an additional 222,820 shares for sale. The shares are to be issued either as Incentive Stock Options or Non-Qualified Stock Options.

     The options, which are contingent upon continuous employment, are exercisable at any time once vested, for up to three years after the date of retirement or death and for up to 90 days after resignation. For both Realty and Operating Company, Incentive Stock Options and Non-Qualified Stock Options expire in 1995 through 2003.

     Information with respect to shares under option as of December 31, 1993, 1992 and 1991 is as follows:

                                         REALTY                                        OPERATING COMPANY
                       -----------------------------------------                 ---------------------------
                                                        AVAILABLE                                    AVAILABLE
                         SHARES                            FOR       SHARES                             FOR
                       SUBJECT TO                        FUTURE    SUBJECT TO                          FUTURE
                       OPTION (A)         PRICE           GRANT      OPTION           PRICE            GRANT
                       -----------   ---------------    ---------  -----------   ---------------     ---------
Outstanding
December 31, 1991          67,506    $24.75 - $29.00     321,000      160,000    $24.75 - $29.55     155,500
 Granted                   47,000    $         17.63                  158,500    $         17.63
 Exercised                      -                                           -
 Canceled                       -                                      (3,000)   $         29.00

Outstanding
December 31, 1992         114,506    $17.63 - $29.00     274,000      315,500    $17.63 - $29.55           -
 Granted                        -                                     111,000    $         17.38
 Exercised                      -                                           -
 Canceled                       -                                     (74,400)   $17.63 - $29.00

Outstanding
December 31, 1993         114,506    $17.63 - $29.00     274,000      130,100    $17.38 - $29.55     186,220

(a) In connection with the disposition of the multifamily and industrial operations (Note 2), the executive officers of Realty resigned effective February 18, 1994. In accordance with the stock option program, the nonvested portion of their stock options terminated on February 18, 1994. The nonvested stock options totaled 41,200 as of December 31, 1993. The unexercised vested portion of their stock options still outstanding 90 days subsequent to the resignation date will be terminated on that date. As of December 31, 1993 the vested portion of their stock options totaled 33,800.

     Certain officers and/or directors of Realty and Operating Company have exercised stock options. At the time of the exercise, the individuals signed notes for the purchase price of the stock (Note 11).

     At the time of exercise of Realty options, employees also have to buy directly from Operating Company shares of Operating Company stock at its fair market value per share to pair with Realty shares.

     In addition, Operating Company is required to purchase Realty shares to pair with the Operating Company shares being purchased by its employees. In 1984, Operating Company purchased 200,000 shares of Realty stock for this purpose.

  RETIREMENT INCOME PLAN

     Realty and Operating Company have a defined benefit retirement plan for year-round employees who are at least 21 years of age with one or more years of service and who are not covered by collective bargaining agreements. Plan assets consist of investments in a life insurance group annuity contract. Plan benefits are based primarily on years of service and qualifying compensation during the final years of employment. Funding requirements comply with federal requirements that are imposed by law.

     The net periodic pension cost for 1993 for Realty and Operating Company was $104,000 and $367,000 respectively; for 1992 was $109,000 and $339,000, respectively; and for 1991 was $87,000 and $300,000, respectively. The provisions include amortization of past service cost over 30 years. Based upon an actuarial valuation date of January 1, 1993, the present value of accumulated plan benefits (calculated using a rate of return of 8.5%) at December 31, 1993 was $6,280,000, and the plan's net assets available for benefits were $5,607,000.

     The combined net periodic pension cost for the years ended December 31, 1993, 1992 and 1991 for the retirement income plan included the following components:



                                                      1993         1992         1991
                                                   ----------   ----------   ----------

Service cost                                       $ 288,000    $ 286,000    $ 278,000
Interest cost on projected benefit obligation        569,000      550,000      500,000
Expected return on plan assets                      (464,000)    (466,000)    (469,000)
Amortization of unrecognized prior service
 cost and unrecognized net obligation                 78,000       78,000       78,000
                                                   ---------    ---------    ---------

 Net periodic pension cost                         $ 471,000    $ 448,000    $ 387,000
                                                   =========    =========    =========


       The following table sets forth the funded status of Realty's and Operating Company's retirement income plan and amounts recognized in the balance sheets at December 31, 1993 and 1992:

                                                      1993           1992
                                                   ----------     -----------
Actuarial present value of accumulated benefit
  obligations at January 1:
     Vested                                       $ 5,897,000     $ 5,676,000
      Nonvested                                       383,000          46,000
                                                  -----------     -----------
                                                    6,280,000       5,722,000

Additional amounts related to projected
  compensation levels at January 1                    937,000       1,272,000
                                                  -----------     -----------

Total actuarial projected benefit obligations
 for service  rendered                              7,217,000       6,994,000
Plan assets at fair value at January 1              5,607,000       5,367,000
                                                  -----------     -----------

Projected benefit obligations in excess
  of plan assets                                   (1,610,000)     (1,627,000)
Unrecognized net actuarial loss from
  difference in actual experience from
  that assumed                                        540,000         571,000
Unrecognized prior service cost                       251,000         269,000
Initial unrecognized transition obligation
  being recognized over 15 years                      545,000         606,000
                                                  -----------     -----------
Accrued pension liability                         $  (274,000)    $  (181,000)
                                                  ===========     ===========

      Assumptions used in determining the funded status of the retirement income plan are as follows:

                                                   1993        1992       1991
                                                   ----        ----       ----
Weighted average discount rate                     7.5%        8.5%       8.5%
Weighted average rate of increase in
  compensation levels                              6.0%        6.0%       6.0%
Expected long-term rate of return on
  plan assets                                      8.5%        9.0%       9.5%

  DEFERRED COMPENSATION PLAN

     Realty and Operating Company have defined benefit deferred compensation agreements which provide selected management employees with a fixed benefit at retirement. Plan benefits are based primarily on years of service and qualifying compensation during the final years of employment.

     The net periodic pension cost for 1993 for Realty and Operating Company was $263,000 and $860,000, respectively; for 1992 was $93,000 and $243,000, respectively; and for 1991 was $98,000 and $233,000 respectively. During 1993, Realty and Operating Company recorded a combined $961,000 of pension expense, net of $793,000 of life insurance proceeds as a nonrecurring charge to the plan resulting from the death of an officer. It is the policy of Realty and Operating Company to fund only amounts sufficient to cover current deferred compensation benefits payable to retirees. The present value of unfunded benefits at December 31, 1993, based upon an actuarial valuation date of January 1, 1993, was $4,280,000 (calculated using a rate of return of 10%) and Realty's and Operating Company's combined accrued liability totaled $3,792,000.

     Net periodic pension cost for the years ended December 31, 1993, 1992 and 1991 for the deferred compensation plan included the following components:

                                                        1993          1992         1991
                                                   ------------   ----------   ----------

Service costs                                       $  152,000    $ 199,000    $ 189,000
Interest cost on projected benefit obligation          404,000      409,000      384,000
Nonrecurring charge resulting from the death
  of an officer                                        961,000            -            -
Expected return on plan assets                        (394,000)    (354,000)    (324,000)
Amortization of unrecognized prior service
  cost and unrecognized net obligation                       -       82,000       82,000
                                                    ----------    ---------    ---------

Net periodic pension cost                           $1,123,000    $ 336,000    $ 331,000
                                                    ==========    =========    =========


         The following table sets forth the funded status of Realty's and Operating Company's deferred compensation plan and amounts recognized in the balance sheets at December 31, 1993 and 1992:

                                                                                   1993            1992
                                                                               -------------   ------------
Actuarial present value of accumulated benefit obligations
 at January 1:
   Vested                                                                        $3,481,000      $3,537,000
   Nonvested                                                                         93,000          84,000
                                                                                 ----------      ----------
                                                                                  3,574,000       3,621,000
 Additional amounts related to projected compensation
   levels at January 1                                                              706,000         697,000
                                                                                 ----------      ----------
Total actuarial projected benefit obligations for service rendered                4,280,000       4,318,000
Plan accrued liability at January 1                                               3,792,000       3,412,000
                                                                                 ----------      ----------
Projected benefit obligations in excess of plan accrued liability                  (488,000)       (906,000)

Initial unrecognized transition obligation being recognized over
 six years                                                                                -          82,000
                                                                                 ----------      ----------
Accrued pension liability                                                        $ (488,000)     $ (824,000)
                                                                                 ==========      ==========

     Assumptions used in determining the funded status of the deferred compensation plan are as follows:

                                                                          1993            1992          1991
                                                                          ----            ----          ----
Weighted average discount rate                                              10%             10%           10%
Weighted average rate of increase in compensation levels                     6%              6%            6%
Long-term rate of return                                                    10%             10%           10%

NOTE 10 - SHAREHOLDER RIGHTS PLAN

       In June 1989, the Board of Directors of Realty adopted a shareholder rights plan and declared the distribution of one right for each outstanding share of common stock. The distribution was made in August 1989. Each right entitles the holder to purchase from Realty, initially, one one-hundredth of a share of junior participating preferred stock at a price of $100 per share, subject to adjustment. The rights are attached to all outstanding common shares, and no separate rights certificates will be distributed. The rights are not exercisable or transferable apart from the common stock until the earlier of ten business days following a public announcement that a person or group has acquired beneficial ownership of 10% or more of Realty's general voting power or ten business days following the commencement of, or announcement of the intention to commence, a tender or exchange offer that would result in a person or group beneficially owning 10% or more of Realty's general voting power.

       Upon the occurrence of certain other events related to changes in the ownership of Realty's outstanding common stock or business combinations involving a holder of more than 10% of Realty's general voting power, each holder of a right would be entitled to purchase shares of Realty's common stock, or an acquiring corporation's common stock, having a market value of two times the exercise price of the right.

       During such time as the stock-pairing arrangement between Realty and Operating Company shall remain in effect, Operating Company will issue, on a share-for-share basis, Operating Company common shares, or, as the case may be, Operating Company junior participating preferred shares to each person receiving Realty common shares or preferred shares upon exercise or in exchange for one or more rights.

       Realty is entitled to redeem the rights in whole, but not in part, at a price of $.001 per right prior to the earlier of the expiration of the rights in August 1999 or the close of business ten days after the announcement that a 10% position has been acquired.


NOTE 11 - RELATED PARTY TRANSACTIONS

       LATC leases the Santa Anita Racetrack from Realty. Rent is based upon 1.5% of the aggregate live on-track wagering and 40% of LATC's revenues received from simulcast and satellite wagering on races originating at Santa Anita Racetrack. For the years ended December 31, 1993, 1992 and 1991, LATC paid Realty (including charity days) $11,634,000, $12,683,000 and $11,817,000, respectively, in rent, of which $9,233,000, $10,955,000 and $9,928,000, respectively, were attributable to the Santa Anita meets (exclusive of charity days), with the remainder being attributable to the Oak Tree meets and charity days. The lease arrangement between LATC and Realty requires LATC to assume costs attributable to taxes, maintenance and insurance.

       Both Realty and Operating Company have notes receivable from certain officers, former officers and/or former directors resulting from their exercise of stock options (Note 9). Notes receivable from officers, former officers and/or former directors as of December 31, 1993 and 1992, for Realty were $81,000 and $184,000, respectively, and for Operating Company were $393,000 and $ 890,000, respectively.


NOTE 12 - COMBINED QUARTERLY FINANCIAL INFORMATION - UNAUDITED

       Condensed combined unaudited quarterly results of operations for Combined Realty and Operating Company are as follows:

                                                             NET INCOME
                                               NET INCOME       PER
QUARTER ENDED                   REVENUES         (LOSS)     COMMON SHARE
- -------------                  ----------   --------------  ------------
1993
     December 31               $22,243,000    $(11,140,000)   $(1.00)
                               ===========    ============    ======
     September 30              $15,757,000    $   (170,000)   $ (.02)
                               ===========    ============    ======
     June 30                   $24,447,000    $  2,387,000    $  .21
                               ===========    ============    ======
     March 31                  $45,088,000    $  9,324,000    $  .84
                               ===========    ============    ======
1992 (Restated)
     December 31               $21,270,000    $    (60,000)   $ (.01)
                               ===========    ============    ======
     September 30              $15,003,000    $ (2,502,000)   $ (.22)
                               ===========    ============    ======
     June 30                   $24,966,000    $    866,000    $  .08
                               ===========    ============    ======
     March 31                  $45,763,000    $  9,073,000    $  .81
                               ===========    ============    ======
1991 (Restated)
     December 31               $21,921,000    $  2,241,000    $  .20
                               ===========    ============    ======
     September 30              $13,472,000    $ (1,527,000)   $ (.14)
                               ===========    ============    ======
     June 30                   $19,079,000    $   (236,000)   $ (.02)
                               ===========    ============    ======
     March 31                  $49,342,000    $  9,438,000    $  .85
                               ===========    ============    ======

       In 1993, revenues and cost of sales from food and beverage operations have been reflected as a separate component in Operating Company's and Combined Realty and Operating Company's statements of operations. In prior years these operations were reflected in horse racing revenues. All prior year and interim financial statements and disclosures for Operating Company and Combined Realty and Operating Company have been restated to reflect this reclassification.

       Operating Company adopted an accounting practice whereby the revenues associated with thoroughbred horse racing at Santa Anita Racetrack are reported as they are earned. Costs and expenses associated with thoroughbred horse racing revenues are charged against income in those interim periods in which the thoroughbred horse racing revenues are recognized. Other costs and expenses are recognized as they actually occur throughout the year.

       The total of the amounts shown above as quarterly net income per common share may differ from the amount shown on the Combined Statements of Operations because the annual computation is made separately and is based upon the average number of shares outstanding for the year.

       Realty and Operating Company are subject to significant seasonal variations in revenues and net income (loss) due primarily to the seasonality of thoroughbred horse racing.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

             SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS

                                          DECEMBER 31, 1993
- ------------------------------------------------------------------------------------------------------------------

                COL. A                           COL. B            COL. C           COL. D             COL. E
                ------                           ------            ------           ------             ------

                                                                                                     AMOUNT AT
                                                                                                     WHICH EACH
                                                                                                     PORTFOLIO OF
                                                                                                   EQUITY SECURITY
                                           NUMBER OF                                               ISSUES AND EACH
                                        SHARES OR UNITS --                    MARKET VALUE OF      OTHER SECURITY
                                           PRINCIPAL                           EACH ISSUE AT      ISSUE CARRIED IN
NAME OF ISSUER AND TITLE                   AMOUNT OF               COST        BALANCE SHEET        THE BALANCE
     OF EACH ISSUE                      BONDS AND NOTES       OF EACH ISSUE         DATE               SHEET
- ----------------------------------     ------------------    --------------    ---------------     ----------------
Commercial paper (a)                       $4,693,000          $4,693,000        $4,693,000          $4,693,000
- -------------------
(a)  Federal Home Loan                                         $2,546,000
     Transamerica Finance Corporation                           1,249,000
     So. California Edison                                        898,000
                                                               ----------
                                                               $4,693,000
                                                               ==========

                      SANTA ANITA REALTY ENTERPRISES, INC.

                 SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED
                    PARTIES AND UNDERWRITERS, PROMOTERS, AND
                      EMPLOYEES OTHER THAN RELATED PARTIES

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                   COL. A                            COL. B       COL. C             COL. D                     COL. E
                   ------                            ------       ------             ------                     ------
                                                                                                               BALANCE AT
                                                                                    DEDUCTIONS               END OF PERIOD
                                                   BALANCE AT                ------------------------   -------------------------
                                                  BEGINNING OF                AMOUNTS       AMOUNTS
                NAME OF DEBTOR                       PERIOD      ADDITIONS   COLLECTED    WRITTEN OFF     CURRENT     NOT CURRENT
                --------------                    ------------   ---------   ----------   -----------   -----------   -----------
1993
R. B. McKinley, a Director of Operating Company
 and Director of Realty (a) (b)                      $ 88,000    $       -    $ 88,000    $         -     $      -       $     -

R.B. McKinley, a Director of Operating Company
 and Director of Realty (c)                            96,000            -      15,000              -       81,000             -
                                                     --------    ---------    --------    -----------     --------       -------
                                                     $184,000    $       -    $103,000    $         -     $ 81,000       $     -
                                                     ========    =========    ========    ===========     ========       =======
1992
R. B. McKinley, a Director of Operating Company
 and a Director of Realty (a)                        $103,000    $       -    $ 15,000    $         -     $ 88,000       $     -

R.B. McKinley, a Director of Operating Company
 and a Director of Realty (c)                         109,000            -      13,000              -       14,000        82,000

R.P. Strub, Vice Chairman of the Board of
 Directors of Realty, Chairman of the Board of
  Directors and Chief Executive Office of
  Operating Company (d)                                78,000            -      78,000              -            -             -
                                                     --------    ---------    --------    -----------     --------       -------
                                                     $290,000    $       -    $106,000    $         -     $102,000       $82,000
                                                     ========    =========    ========    ===========     ========       =======

- --------------
(a) Note receivable at the prime rate, adjusted annually, payable in five annual installments through 1993, arising from the exercise of stock options of Realty.
(b)  Resigned effective December 27, 1993.
(c) Note receivable at the prime rate, adjusted annually, payable in five annual installments through 1994, arising from the exercise of stock options of Realty.
(d) Note receivable at 7% interest, payable in five annual installments through 1992, arising from the exercise of stock options of Realty.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                 SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED
                    PARTIES AND UNDERWRITERS, PROMOTERS, AND
                      EMPLOYEES OTHER THAN RELATED PARTIES

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                   COL. A                            COL. B       COL. C             COL. D                     COL. E
                   ------                            ------       ------            -------                     ------
                                                                                                               BALANCE AT
                                                                                    DEDUCTIONS               END OF PERIOD
                                                   BALANCE AT                ------------------------   -------------------------
                                                  BEGINNING OF                AMOUNTS       AMOUNTS
                NAME OF DEBTOR                       PERIOD      ADDITIONS   COLLECTED    WRITTEN OFF     CURRENT     NOT CURRENT
                --------------                    ------------   ---------   ----------   -----------   -----------   -----------
1991
R. B McKinley, a Director of Operating Company
 and Chairman of the Board of Directors and
  Chief Executive Officer of Realty (a)              $133,000    $       -     $30,000              -     $ 15,000      $ 88,000

R.B. McKinley, a Director of Operating Company
 and Chairman of the Board of Directors and
  Chief Executive Officer of Realty (b)               122,000            -      13,000              -       13,000        96,000


R.P. Strub, Vice Chairman of the Board of
 Directors of Realty, Chairman of the Board of
  Directors and Chief Executive Officer of
  Operating Company (c)                                91,000            -      13,000              -       78,000             -
                                                     --------    ---------     -------      ---------     --------      --------
                                                     $346,000    $       -     $56,000      $       -     $106,000      $184,000
                                                     ========    =========     =======      =========     ========      ========

- --------------
(a) Note receivable at the prime rate, adjusted annually, payable in five annual installments through 1993, arising from the exercise of stock options of Realty.
(b) Note receivable at the prime rate, adjusted annually, payable in five annual installments through 1994, arising from the exercise of stock options of Realty.
(c) Note receivable at 7% interest, payable in five annual installments through 1992, arising from the exercise of stock options of Realty.

                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                 SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED
                    PARTIES AND UNDERWRITERS, PROMOTERS, AND
                      EMPLOYEES OTHER THAN RELATED PARTIES

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                   COL. A                            COL. B       COL. C             COL. D                     COL. E
                  -------                          ---------      ------            --------                    ------
                                                                                                               BALANCE AT
                                                                                    DEDUCTIONS               END OF PERIOD
                                                   BALANCE AT                ------------------------   -------------------------
                                                  BEGINNING OF                AMOUNTS       AMOUNTS
                NAME OF DEBTOR                       PERIOD      ADDITIONS   COLLECTED    WRITTEN OFF     CURRENT     NOT CURRENT
                --------------                    ------------   ---------   ----------   -----------   -----------   -----------
1993
C. Goodrich, Director and Vice President of
 Operating Company and President of a
  subsidiary of Operating Company (a)              $  100,000     $ 6,000     $ 18,000    $         -     $ 13,000      $ 75,000

A.W. Ingle, an officer of Operating
 Company (b)                                           89,000       4,000       93,000              -            -             -

R.P. Strub, Vice Chairman of the Board of
 Directors of Realty and Chairman of the
  Board of Directors and Chief Executive
  Officer of Operating Company (c)                    701,000      42,000      438,000              -        60,000(d)   245,000
                                                   ----------     -------     --------     ----------      --------     --------
                                                   $  890,000     $52,000     $549,000     $        -      $ 73,000     $320,000
                                                   ==========     =======     ========     ==========      ========     ========
1992
C. Goodrich, Director and Vice President of
 Operating Company and President of a
  subsidiary of Operating Company (a)              $  141,000     $11,000     $ 52,000     $        -      $ 13,000     $ 87,000

A.W. Ingle, an officer of Operating
 Company (b)                                          102,000       7,000       20,000              -        89,000            -

R.P. Strub, Vice Chairman of the Board of
 Directors of Realty and Chairman of the
  Board of Directors and Chief Executive
  Officer of Operating Company (a)                    843,000      48,000      190,000              -        92,000      609,000
                                                   ----------     -------     --------     ----------      --------     --------
                                                   $1,086,000     $66,000     $262,000     $        -      $194,000     $696,000
                                                   ==========     =======     ========     ==========      ========     ========

- --------------
(a) Note receivable at the prime rate, adjusted annually, payable in five annual installments through 1995, arising from the exercise of stock options of Operating Company.
(b) Note receivable at the prime rate, adjusted annually, payable in five annual installments through 1993, arising from the exercise of stock options of Operating Company.
(c) Decreased May 5, 1993.
(d) The balance of Mr. Strub's note will be reduced at the rate of $5,000 per month by his widow, Mrs. Elizabeth Strub, who has personally guaranteed the note. Additionally, irrevocable escrow instructions have been executed by the trustee of Mr. Strub's estate wherein escrow proceeds arising from the sale of a single family residence will be applied to the outstanding balance.

                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                 SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED
                    PARTIES AND UNDERWRITERS, PROMOTERS, AND
                      EMPLOYEES OTHER THAN RELATED PARTIES

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                   COL. A                            COL. B       COL. C             COL. D                     COL. E
                   ------                            ------       ------             ------                      ------
                                                                                                               BALANCE AT
                                                                                    DEDUCTIONS               END OF PERIOD
                                                   BALANCE AT                ------------------------   -------------------------
                                                  BEGINNING OF                AMOUNTS       AMOUNTS
                NAME OF DEBTOR                       PERIOD      ADDITIONS   COLLECTED    WRITTEN OFF     CURRENT     NOT CURRENT
                --------------                    ------------   ---------   ----------   -----------   -----------   -----------
1991
C. Goodrich, Director and Vice President of
 Operating Company and President of a
  subsidiary of Operating Company (a) (b)           $  159,000    $ 14,000    $ 32,000    $         -     $ 43,000      $ 98,000

A.W. Ingle, an officer of Operating Company (c)        120,000      10,000      28,000              -       14,000        88,000


R.P. Strub, Vice Chairman of the Board of
 Directors of Realty and Chairman of the Board
  of Directors and Chief Executive Officer of
  Operating Company (b) (d)                             942,000      80,000     179,000              -      147,000       696,000
                                                     ----------    --------    --------    -----------     --------      --------
                                                     $1,221,000    $104,000    $239,000    $         -     $204,000      $882,000
                                                     ==========    ========    ========    ===========     ========      ========

- --------------
(a) Note receivable at the prime rate, adjusted annually, payable in five annual installments through 1992, arising from the exercise of stock options of Operating Company.

(b) Note receivable at the prime rate, adjusted annually, payable in five annual installments through 1995, arising from the exercise of stock options of Operating Company.

(c) Note receivable at the prime rate, adjusted annually, payable in five annual installments through 1993, arising from the exercise of stock options of Operating Company.

(d) Note receivable at 7% interest, payable in five annual installments through 1992, arising from the exercise of stock options of Operating Company.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                           BALANCE AT                                 BALANCE AT
                                          BEGINNING OF    ADDITIONS                     END OF
          CLASSIFICATION                     PERIOD        AT COST     RETIREMENTS      PERIOD
- ---------------------------------------   ------------   -----------   -----------   ------------
 For the year ended December 31, 1993
   Machinery and other equipment           $21,524,000    $  442,000     $ 23,000     $21,943,000
   Leasehold improvements                   19,968,000     1,008,000            -      20,976,000
                                           -----------    ----------     --------     -----------
                                           $41,492,000    $1,450,000     $ 23,000     $42,919,000
                                           ===========    ==========     ========     ===========
For the year ended December 31, 1992
   Machinery and other equipment           $15,046,000    $6,527,000     $ 49,000     $21,524,000
   Leasehold improvements                   20,679,000       170,000      881,000      19,968,000
                                           -----------    ----------     --------     -----------
                                           $35,725,000    $6,697,000     $930,000     $41,492,000
                                           ===========    ==========     ========     ===========
For the year ended December 31, 1991
   Machinery and other equipment           $13,107,000    $1,943,000     $  4,000     $15,046,000
   Leasehold improvements                   19,274,000     1,405,000            -      20,679,000
                                           -----------    ----------     --------     -----------
                                           $32,381,000    $3,348,000     $  4,000     $35,725,000
                                           ===========    ==========     ========     ===========

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

               SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION
               AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                          ADDITIONS
                                           BALANCE AT    CHARGED TO                    BALANCE AT
                                          BEGINNING OF    COSTS AND                      END OF
             DESCRIPTION                     PERIOD        EXPENSES    RETIREMENTS       PERIOD
- ---------------------------------------   ------------   -----------   -----------    ------------
For the year ended December 31, 1993
 Machinery and other equipment             $11,054,000    $1,588,000      $ 23,000    $12,619,000
 Leasehold improvements                      7,289,000     1,180,000             -      8,469,000
                                           -----------    ----------      --------    -----------
                                           $18,343,000    $2,768,000      $ 23,000    $21,088,000
                                           ===========    ==========      ========    ===========
For the year ended December 31, 1992
 Machinery and other equipment             $ 9,700,000    $1,390,000      $ 36,000    $11,054,000
 Leasehold improvements                      6,174,000     1,342,000       227,000      7,289,000
                                           -----------    ----------      --------    -----------
                                           $15,874,000    $2,732,000      $263,000    $18,343,000
                                           ===========    ==========      ========    ===========
For the year ended December 31, 1991
 Machinery and other equipment             $ 8,443,000    $1,261,000      $  4,000    $ 9,700,000
 Leasehold improvements                      4,801,000     1,373,000             -      6,174,000
                                           -----------    ----------      --------    -----------
                                           $13,244,000    $2,634,000      $  4,000    $15,874,000
                                           ===========    ==========      ========    ===========

                      SANTA ANITA REALTY ENTERPRISES, INC.

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                               DECEMBER 31, 1993


                Col. A                      Col. B                    Col. C                     Col. D        Col. E
               -------                      ------                    ------                     ------        ------
                                                                     Additions
                                           Balance at   -----------------------------------
                                           Beginning        Charged to          Charged to                   Balance at
             Descriptions                  of Period    Costs and Expenses    Other Accounts   Deductions   End of Period
- ---------------------------------------   ----------    ------------------    --------------   ----------   -------------

Deducted from commercial properties:
  Allowance for loss on
  disposition of multifamily
  and industrial operations               $        -    $      10,974,000     $            -   $        -   $  10,974,000
                                          ==========    =================     ==============   ==========   =============

                      SANTA ANITA REALTY ENTERPRISES, INC.

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


     COL. A                         COL. B
     ------                         ------
                          CHARGED TO COSTS AND EXPENSES
                    ---------------------------------------
                       1993           1992         1991
                    -----------   -----------   -----------

Property Taxes      $2,331,000    $2,742,000    $2,271,000
                    ==========    ==========    ==========

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


          COL. A                             COL. B
         -------                             ------
                                 CHARGED TO COSTS AND EXPENSES
                             ---------------------------------------
                                 1993          1992         1991
                             -----------   -----------   -----------

Maintenance and repairs      $2,344,000    $2,566,000    $2,325,000
                             ==========    ==========    ==========

Advertising costs            $2,631,000    $3,400,000    $3,955,000
                             ==========    ==========    ==========

Property taxes               $  692,000    $  687,000    $1,210,000
                             ==========    ==========    ==========

                      SANTA ANITA REALTY ENTERPRISES, INC.
             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1993

                                                                                         COSTS CAPITALIZED
                                                     INITIAL COSTS TO COMPANY        SUBSEQUENT TO ACQUISITION
                                                   -----------------------------   -----------------------------
                                                                  BUILDINGS AND                   BUILDINGS AND
          DESCRIPTION              ENCUMBRANCE         LAND        IMPROVEMENTS        LAND        IMPROVEMENTS
- -----------------------------     ------------     ------------   --------------   ------------   --------------
REALTY
RACING FACILITY
 Santa Anita Racetrack (a)        $          -      $   549,000     $ 15,150,000     $2,665,000    $  7,303,000

REGIONAL MALLS
 California
   Fashion Park (a)(c)              25,313,000                        17,688,000                     36,929,000
   Land underlying
     Fashion Park                    4,100,000          102,000

SHOPPING CENTERS
 California
   Yorba Linda                                        2,038,000        6,162,000                      1,689,000
   Orange                                             1,800,000        3,275,000                        246,000
   Encinitas                                          2,842,000        8,954,000                        479,000
 Phoenix, Arizona
   Tatum &
     Thunderbird                                        728,000        1,672,000        233,000       1,800,000
   28th and Indian
     School                            870,000          807,000        1,793,000                        140,000
   67th and Indian
     School                                           1,751,000        3,396,000                      1,553,000

OFFICE BUILDINGS
 California
   Santa Ana                        11,822,000        6,670,000       16,130,000        200,000         661,000
   Upland                                             1,560,000        3,440,000        193,000       1,077,000
   Arcadia                          10,000,000                         9,122,000                      6,989,000

LAND
 California
   Temecula                            857,000        1,208,000                         580,000
                                  ------------      -----------    -------------     ----------    ------------
                                    52,962,000       20,055,000       86,782,000      3,871,000      58,866,000
                                  ------------      -----------    -------------     ----------    ------------
SUBJECT TO THE PACIFIC
 TRANSACTION
Apartments
 California
   Santa Ana                                          7,089,000       16,861,000      1,339,000       5,031,000
   Santa Ana                                                             345,000
 Washington
   Everett                          15,625,000        7,709,000       14,541,000         84,000       2,269,000
   Burien                           12,900,000        2,945,000       14,203,000                        385,000
 Oregon
   Beaverton                         8,042,000        1,127,000        9,048,000                      1,540,000
 Texas
   San Antonio                                          950,000        3,750,000                        425,000
   San Antonio                                        1,465,000        3,035,000                        593,000
   Houston                           2,997,000        2,005,000        4,645,000                      1,025,000
   Austin                                             1,359,000        5,472,000                         19,000
 California
   Vista, Ontario,
     Rancho Cucamonga                                                     12,000

OFFICE BUILDING
 California
   Newport Beach                                        211,000          531,000                        329,000

INDUSTRIAL
 Washington
   Seattle                           4,751,000        2,349,000        4,700,000         26,000       1,117,000
 California
   Baldwin Park
   (c) (d) (e)                       9,454,000                        10,000,000        999,000       1,913,000

ALLOWANCE FOR LOSS ON
 DISPOSITION OF
 MULTIFAMILY AND INDUSTRIAL
 OPERATIONS                                                                                         (10,974,000)
                                  ------------      -----------    -------------     ----------    ------------
                                    53,769,000       27,209,000       87,143,000      2,448,000       3,672,000
                                  ------------      -----------    -------------     ----------    ------------
                                  $106,731,000      $47,264,000     $173,925,000     $6,319,000    $ 62,538,000
                                  ============      ===========     ============     ==========    ============

                                             GROSS AMOUNT OF WHICH CARRIED
                                                  AT CLOSE OF PERIOD
                                  ------------------------------------------------
                                                    BUILDINGS AND                            ACCUMULATED
          DESCRIPTION                 LAND          IMPROVEMENTS         TOTAL              DEPRECIATION
- -----------------------------     ------------     --------------     ------------       -----------------
REALTY
RACING FACILITY
 Santa Anita Racetrack (a)         $ 3,214,000       $ 22,453,000      $ 25,667,000          $18,670,000

REGIONAL MALLS
 California
   Fashion Park (a)(c)                                 54,617,000        54,617,000           12,065,000
   Land underlying
     Fashion Park                      102,000                              102,000

SHOPPING CENTERS
 California
   Yorba Linda                       2,038,000          7,851,000         9,889,000            2,008,000
   Orange                            1,800,000          3,521,000         5,321,000              688,000
   Encinitas                         2,842,000          9,433,000        12,275,000            1,117,000
 Phoenix, Arizona
   Tatum &
     Thunderbird                       961,000          3,472,000         4,433,000              698,000
   28th and Indian
     School                            807,000          1,933,000         2,740,000              599,000
   67th and Indian
     School                          1,751,000          4,949,000         6,700,000            1,001,000

OFFICE BUILDINGS
 California
   Santa Ana                         6,870,000         16,791,000        23,661,000            6,685,000
   Upland                            1,753,000          4,517,000         6,270,000            1,641,000
   Arcadia                                             16,111,000        16,111,000            3,122,000

LAND
 California
   Temecula                          1,788,000                            1,788,000
                                   -----------       ------------      ------------          -----------
                                    23,926,000        145,648,000       169,574,000           48,294,000
                                   -----------       ------------      ------------          -----------
SUBJECT TO THE PACIFIC
 TRANSACTION
Apartments
 California
   Santa Ana                         8,428,000         21,892,000        30,320,000            3,892,000
   Santa Ana                                              345,000           345,000

 Washington
   Everett                           7,793,000         16,810,000        24,603,000            2,107,000
   Burien                            2,945,000         14,588,000        17,533,000            1,087,000
 Oregon
   Beaverton                         1,127,000         10,588,000        11,715,000              420,000
 Texas
   San Antonio                         950,000          4,175,000         5,125,000              167,000
   San Antonio                       1,465,000          3,628,000         5,093,000              142,000
   Houston                           2,005,000          5,670,000         7,675,000              132,000
   Austin                            1,359,000          5,491,000         6,850,000               78,000
 California
   Vista, Ontario,
     Rancho Cucamonga                                      12,000            12,000

OFFICE BUILDING
 California
   Newport Beach                       211,000            860,000         1,071,000               52,000

INDUSTRIAL
 Washington
   Seattle                           2,375,000          5,817,000         8,192,000              878,000
 California
   Baldwin Park
   (c) (d) (e)                         999,000         11,913,000        12,912,000            3,924,000

ALLOWANCE FOR LOSS ON
 DISPOSITION OF
 MULTIFAMILY AND INDUSTRIAL
 OPERATIONS                                           (10,974,000)      (10,974,000)
                                   -----------       ------------      ------------          -----------
                                    29,657,000         90,815,000       120,472,000           12,879,000
                                   -----------       ------------      ------------          -----------
                                   $53,583,000       $236,463,000      $290,046,000 (f)      $61,173,000 (g)
                                   ===========       ============      ============          ===========


                                                                                         LIFE ON WHICH
                                                                                        DEPRECIATION IN
                                                                                         LATEST INCOME
                                          DATE OF                  DATE                   STATEMENT IS
          DESCRIPTION                   CONSTRUCTION             ACQUIRED                   COMPUTED
- -----------------------------    -------------------------    -------------    ---------------------------------
REALTY
RACING FACILITY
 Santa Anita Racetrack (a)                  1934                   1934                   5-35 Years (b)

REGIONAL MALLS
 California
   Fashion Park (a)(c)                      1974                   1974                      40 Years
   Land underlying
     Fashion Park                                                  1934

SHOPPING CENTERS
 California
   Yorba Linda                              1985                   1985                     3-40 Years
   Orange                                   1986                   1985                     3-40 Years
   Encinitas                                1985                   1985                     3-40 Years
 Phoenix, Arizona
   Tatum &
     Thunderbird                            1981                   1983                     3-40 Years
   28th and Indian
     School                                 1979                   1983                   3-40 Years (b)
   67th and Indian
     School                                 1968                   1986                     3-40 Years

OFFICE BUILDINGS
 California
   Santa Ana                                1980                   1984                     5-40 Years
   Upland                                   1982                   1984                     5-35 Years
   Arcadia                                  1986                   1987                     5-45 Years

LAND
 California
   Temecula                                                        1989



SUBJECT TO THE PACIFIC
 TRANSACTION
Apartments
 California
   Santa Ana                                1972                   1986                      40 Years
   Santa Ana                                1990
 Washington
   Everett                               1988, 1986                1989                      35 Years
   Burien                                   1987                   1991                      40 Years
 Oregon
   Beaverton                                1990                   1992                      40 Years
 Texas
   San Antonio                              1983                   1992                      40 Years
   San Antonio                              1979                   1992                      40 Years
   Houston                                  1978                   1992                      40 Years
   Austin                                   1986                   1993                      40 Years
 California
   Vista, Ontario,
     Rancho Cucamonga                 1990, 1991, 1990

OFFICE BUILDING
 California
   Newport Beach                            1970                   1992                     5-40 Years

INDUSTRIAL
 Washington
   Seattle                               1986, 1981                1990                     3-31 Years
 California
   Baldwin Park
   (c) (d) (e)                              1986                   1981                     5-30 Years

ALLOWANCE FOR LOSS ON
 DISPOSITION OF
 MULTIFAMILY AND INDUSTRIAL
 OPERATIONS


 The accompanying notes are an integral part of this schedule.

                      SANTA ANITA REALTY ENTERPRISES, INC.
             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                         DECEMBER 31, 1993 (CONTINUED)


- ------------
Notes

(a)  Initial costs December 31, 1979 book value
(b)  Component depreciation used
(c)  All dollar figures represent 100% of amounts attributable to the property
(d)  Initial costs December 31, 1987 book value
(e)  Property subject to Pacific transaction (Note 2)

                                                  1993             1992             1991
                                             --------------   --------------   --------------
(f)  Balance at beginning of period           $274,064,000     $242,812,000     $218,726,000
     Additions - capital expenditures           33,424,000       35,588,000       24,544,000
     Disposals                                  (6,468,000)      (4,336,000)        (400,000)
     Allowance for loss on disposition of
       multifamily and industrial
       operations                              (10,974,000)               -                -
     Other                                               -                -          (58,000)
                                              ------------     ------------     ------------

     Balance at end of period                 $290,046,000     $274,064,000     $242,812,000
                                              ============     ============     ============

(g)  Balance at beginning of period           $ 59,038,000     $ 50,811,000     $ 44,009,000
     Additions - depreciation expense            8,795,000        8,156,000        7,418,000
     Disposals                                  (6,660,000)          71,000         (616,000)
                                              ------------     ------------     ------------

     Balance at end of period                 $ 61,173,000     $ 59,038,000     $ 50,811,000
                                              ============     ============     ============

                          INDEPENDENT AUDITORS' REPORT
                         -----------------------------



To the Partners
H-T Associates

We have audited the accompanying consolidated balance sheet of H-T Associates (a Maryland general partnership) and subsidiary (a Maryland general partnership) as of December 31, 1993, and the related consolidated statements of operations, partners' capital and cash flows for the year then ended. These consolidated financial statements are the responsibility of H-T Associates' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H-T Associates and subsidiary as of December 31, 1993, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                               KPMG PEAT MARWICK


San Diego, California
February 11, 1994

                          INDEPENDENT AUDITORS' REPORT
                         -----------------------------



To the Partners
H-T Associates
San Diego, California

We have audited the accompanying consolidated balance sheet of H-T Associates (a Maryland general partnership) and subsidiary (a Maryland general partnership) as of December 31, 1992, and the related consolidated statements of operations,
partners'  capital  and cash flows for the year then ended.   These financial
statements are the responsibility of H-T Associates' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1992 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of H-T Associates and subsidiary as of December 31, 1992, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                     KENNETH LEVENTHAL & COMPANY



Newport Beach, California
January 28, 1993

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners
H-T Associates
San Diego, California

We have audited the accompanying consolidated statements of operations, partners' capital and cash flows of H-T Associates (a Maryland general partnership) and subsidiary (a Maryland general partnership) for the year ended December 31, 1991. These financial statements are the responsibility of H-T Associates' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1991 consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of H-T Associates and subsidiary for the year ended December 31, 1991, in conformity with generally accepted accounting principles.



                                                               DELOITTE & TOUCHE



San Diego, California
February 3, 1992

                                H-T ASSOCIATES
                       (a Maryland general partnership)
                                AND SUBSIDIARY
                       (a Maryland general partnership)

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                    ASSETS                                       December 31
                    ------                              -------------------------------
                                                             1993             1992
                                                        --------------   --------------

SHOPPING CENTER PROPERTY (Note B):
     Land                                                $ 11,726,213     $ 11,726,213
     Buildings and improvements                           177,052,996      175,971,397
     Deferred charges                                       2,415,529        1,968,632
                                                         ------------     ------------
                                                          191,194,738      189,666,242

     Less accumulated depreciation and amortization       (15,639,380)      (9,294,339)
                                                         ------------     ------------
                                                          175,555,358      180,371,903

CASH                                                        2,871,962        3,745,506

ACCOUNTS RECEIVABLE, less allowance for doubtful
 accounts of $1,000,277 (1993) and $656,080 (1992)            773,051          927,441

NOTES RECEIVABLE                                              390,561          567,828

CONSTRUCTION COSTS RECEIVABLE FROM TENANTS                     90,606          141,732

DEFERRED RENT RECEIVABLE                                    2,542,881        1,356,860

PREPAID EXPENSES AND OTHER ASSETS                           1,397,663        2,477,513
                                                         ------------     ------------
                                                         $183,622,082     $189,588,783
                                                         ============     ============
           LIABILITIES AND PARTNERS' CAPITAL
           ---------------------------------

NOTES PAYABLE (Note B)                                   $164,641,000     $159,473,000

ADVANCES FROM PARTNERS (Note D)
     Ernest W. Hahn, Inc.                                   4,021,196        3,746,479
     Santa Anita Realty Enterprises, Inc.                   4,016,083        3,750,247

ACCOUNTS PAYABLE TO
     Ernest W. Hahn, Inc.                                     119,847          148,657
     Tenants                                                   82,679          109,660
     Others                                                   970,791        1,009,324
     Accrued construction costs                                     -           20,000
                                                         ------------     ------------
                                                          173,851,596      168,257,367

COMMITMENTS (Note C)

MINORITY INTEREST                                           5,932,847       12,021,673

PARTNERS' CAPITAL (Note E)                                  3,837,639        9,309,743
                                                         ------------     ------------
                                                         $183,622,082     $189,588,783
                                                         ============     ============

See notes to consolidated financial statements.

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)
                                AND SUBSIDIARY
                       (a Maryland general partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                   Years Ended December 31,
                                         ---------------------------------------------
                                             1993            1992            1991
                                         -------------   -------------   -------------

REVENUES:
   Minimum rent (Note C)                  $14,198,970     $10,561,845     $ 4,068,533
   Overage rent (Note C)                      366,600         213,501         339,161
   Recoveries from tenants (Note C)         4,845,865       4,688,655       1,699,943
   Other income                               579,235         456,634         102,414
                                          -----------     -----------     -----------
                                           19,990,670      15,920,635       6,210,051
                                          -----------     -----------     -----------
EXPENSES:
   Operating expenses                       3,691,166       3,586,645       1,727,378
   Property taxes                           1,212,191       1,112,832         456,240
   Office and management                      795,641         674,366         414,929
   Promotion                                  134,078         178,196          58,067
   Professional services                       79,410         154,154          39,429
   Other expenses                             652,589         386,396         242,865
                                          -----------     -----------     -----------
                                            6,565,075       6,092,589       2,938,908
                                          -----------     -----------     -----------
INCOME FROM OPERATIONS                     13,425,595       9,828,046       3,271,143
                                          -----------     -----------     -----------
NON-OPERATING REVENUE:
   Interest income                            233,305         185,833         147,854
                                          -----------     -----------     -----------
NON-OPERATING EXPENSES:
   Interest expense (Notes B and D)        11,923,884       8,487,995       2,607,650
   Depreciation and amortization            6,350,407       4,107,219       1,692,761
   Write-off of assets                         39,186               -               -
                                          -----------     -----------     -----------
                                           18,313,477      12,595,214       4,300,411
                                          -----------     -----------     -----------
LOSS BEFORE MINORITY INTEREST              (4,654,577)     (2,581,335)       (881,414)

MINORITY INTEREST                           1,382,472         700,534        (299,341)
                                          -----------     -----------     -----------

NET LOSS                                  $(3,272,105)    $(1,880,801)    $(1,180,755)
                                          ===========     ===========     ===========

See notes to consolidated financial statements.

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)
                                AND SUBSIDIARY
                       (a Maryland general partnership)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                  --------------------------------------------

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                  --------------------------------------------


                                                        Santa Anita
                                                          Realty
                                          Ernest W.     Enterprises,
                                          Hahn, Inc.       Inc.              Total
                                         ------------  -------------     -------------
                                         $ 7,099,837     $ 7,099,838     $14,199,675
BALANCE, December 31, 1990
                                            (590,377)       (590,378)     (1,180,755)
  Net loss

  Cash distributions (Note E)               (250,000)       (250,000)       (500,000)
                                         -----------     -----------     -----------

BALANCE, December 31, 1991                 6,259,460       6,259,460      12,518,920

 Net loss                                   (940,401)       (940,400)     (1,880,801)

 Cash distributions (Note E)                (664,188)       (664,188)     (1,328,376)
                                         -----------     -----------     -----------

BALANCE, December 31, 1992                 4,654,871       4,654,872       9,309,743

 Net loss                                 (1,636,052)     (1,636,053)     (3,272,105)

 Cash distributions (Note E)              (1,100,000)     (1,099,999)     (2,199,999)
                                         -----------     -----------     -----------

BALANCE, December 31, 1993               $ 1,918,819     $ 1,918,820     $ 3,837,639
                                         ===========     ===========     ===========

See notes to consolidated financial statements.

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)
                                AND SUBSIDIARY
                       (a Maryland general partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                         Years Ended December 31
                                              ---------------------------------------------
                                                  1993            1992            1991
                                              -------------   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                    $(3,272,105)    $(1,880,801)   $ (1,180,755)
   Adjustments to reconcile net loss
     to net cash provided by (used
     in) operating activities:
   Depreciation and amortization                 6,350,407       4,107,219       1,692,761
   Provision for doubtful accounts
     receivable                                    531,345         291,976         110,087
   Write-down of assets                             39,186               -               -
   Minority interest                            (1,382,472)       (700,534)        299,341
   Changes in assets and liabilities:
     Accounts receivable                          (376,955)        443,023      (1,225,524)
     Notes receivable                              177,267        (401,520)       (107,873)
     Deferred rent receivable                   (1,186,021)       (804,426)       (197,036)
     Prepaid expenses and other assets           1,079,850      (1,594,283)       (601,312)
     Accounts payable to:
       Ernest W. Hahn, Inc.                        (28,810)       (421,392)        459,677
       Tenants                                     (26,981)         84,020          16,358
       Others                                      (38,533)       (386,854)        685,047
                                               -----------     -----------    ------------
   Net cash provided by (used in)
     operating activities                        1,866,178      (1,263,572)        (49,229)
                                               -----------     -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property under
     development                                         -               -     (53,275,972)
   Additions to shopping center
     property                                   (1,573,048)     (9,271,754)       (439,080)
   Decrease (increase) in construction
     costs receivable from tenants                  51,126         688,235        (828,105)
   Decrease in accrued construction
     costs                                         (20,000)       (741,522)     (7,103,494)
                                               -----------     -----------    ------------
   Net cash used in investing activities        (1,541,922)     (9,325,041)    (61,646,651)
                                               -----------     -----------    ------------
                                                                                 (continued)

See notes to consolidated financial statements.

                                H-T ASSOCIATES
                       (a Maryland general partnership)
                                AND SUBSIDIARY
                       (a Maryland general partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                  (Continued)

                                                         Years Ended December 31
                                               ----------------------------------------
                                                  1993           1992            1991
                                               ---------      ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                   5,168,000      16,889,993      60,600,757
 Advances from partners                          540,553         812,078       2,094,719
 Repayment of partner advances                       -        (1,876,657)             -
 Distributions to minority interest           (4,706,354)     (3,626,011)      (269,232)
 Distributions to partners                    (2,199,999)     (1,328,376)      (500,000)
                                              -----------     ----------     ----------
 Net cash provided by (used in) financing
     activities                               (1,197,800)     10,871,027     61,926,244
                                              -----------     -----------    -----------


NET INCREASE (DECREASE) IN CASH                 (873,544)        282,414        230,364

CASH, BEGINNING OF YEAR                        3,745,506       3,463,092      3,232,728
                                             -----------     -----------    -----------
CASH, END OF YEAR                            $ 2,871,962     $ 3,745,506    $ 3,463,092
                                             ===========     ===========    ===========



               SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
               ------------------------------------------------
 Interest paid (net of amounts
  capitalized)                                  $10,443,161     $10,474,729    $ 1,612,772


           SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
           --------------------------------------------------------

     During 1993, the following non-cash activity occurred:



                                                 Reduction in
                                     Reduction   Accumulated
                                     in          Depreciation
                                     Property    and Amortization
                                     ---------   ----------------
Write-down of assets:
     Buildings and improvements        $36,452         $4,556
     Deferred charges                    8,100            810
                                       -------         ------
Total                                  $44,552         $5,366
                                       =======         ======

                See notes to consolidated financial statements.

                                 H-T ASSOCIATES
                                 --------------
                        (a Maryland general partnership)
                                 AND SUBSIDIARY
                        (a Maryland general partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       DECEMBER 31, 1993, 1992 AND 1991
                       --------------------------------


     A.   Organization and Accounting Policies:
          ------------------------------------

          H-T Associates (the "Partnership") is a Maryland general partnership formed on July 28, 1987. Its primary asset is a 65% ownership in Towson Town Center Associates ("TTCA"), formed to develop and operate a regional shopping center near Baltimore, Maryland. The general partners of the Partnership are Ernest W. Hahn, Inc. and Santa Anita Realty Enterprises, Inc. The Partnership is to continue until December 31, 2087, unless terminated earlier. Profits and losses are shared as follows:

               Ernest W. Hahn, Inc. ("Hahn")             50%
               Santa Anita Realty Enterprises, Inc.
                    ("Santa Anita")                      50%

          The consolidated financial statements of the Partnership include the accounts of the Partnership and TTCA. TTCA is a Maryland general partnership comprised of the Partnership and DeChiaro Associates ("DeChiaro") as 65% and 35% general partners, respectively. All significant intercompany balances and transactions have been eliminated.

          Certain reclassifications of prior year amounts have been made in order to conform with the current year presentation.

          The Partnership's accounting policies are as follows:

          1. Shopping center property is recorded at cost and includes direct construction costs, interest, construction loan fees, property taxes and related costs capitalized during the construction period, as these amounts are expected to be recovered from operations.

          2. The costs of shopping center buildings and improvements, less a 5% salvage value, are depreciated using the straight-line method over the estimated useful life of 40 years.

          3. Direct costs of obtaining leases and permanent financing are deferred and are being amortized over the lease and loan periods, respectively.

          4.   Maintenance and repairs are charged to operations as incurred.

          5. Expenditures for betterments are capitalized and depreciated over the remaining depreciable life of the property.

          6. Costs incurred in connection with early termination of a tenant lease are amortized over the life of the lease with the replacement tenant. To the extent payments received from an incoming tenant do not represent future rentals or cost recoveries for tenant improvements, they are recorded as income when received.

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)
                                AND SUBSIDIARY
                       (a Maryland general partnership)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------

     A.   Organization and Accounting Policies: (continued)
          ------------------------------------

          7. Taxable income or loss of the Partnership is reported by, and is the responsibility of, the respective partners. Accordingly, the Partnership makes no provision for income taxes.

          8. The Partnership recognizes scheduled rent increases on a straight-line basis. Accordingly, a deferred receivable for rents which are to be received in subsequent years is reflected in the accompanying consolidated balance sheets.

          9. The differential to be paid or received under interest rate swap agreements is accrued as interest rates change, and is recognized over the life of the agreements (Note B).

     B.   Notes payable:
          -------------

          In 1990, TTCA entered into a building loan agreement with a commercial bank, secured by an indemnity deed of trust encumbering the property. In connection with the loan, Hahn and Santa Anita executed a repayment guaranty of $66,135,000 each and DeChiaro executed a limited repayment guaranty of $4,513,000. TTCA can borrow up to $170,000,000. The principal balance of the loan is due May 1999. The agreement provides that TTCA can: (1) obtain funds at the then current prime rate of the commercial bank; (2) obtain funds based on the then current London Interbank Offered Rate ("LIBOR") plus a spread (as defined); or, (3) obtain funds through the issuance of commercial paper at rates based upon the interest rates offered in the commercial paper market plus letter of credit fees. For the years ended December 31, 1993 and 1992, all funds were obtained under the commercial paper option for a total outstanding balance of $164,641,000 and $159,473,000,
          respectively.   Interest is payable monthly.  The variable interest
          rate in effect on the outstanding balance as of December 31, 1993 and 1992 was 3.2% and 3.7%, respectively.

          TTCA has also entered into interest rate swap agreements to reduce the impact of changes in interest rates on its loan. As of December 31, 1993 and 1992, TTCA had two interest rate swap agreements outstanding with a commercial bank which have a total notional principal amount of $82,000,000.

          The agreements provide for TTCA to pay fixed rates of interest of 9.3% and 8.8% on swaps of $45,000,000 and $37,000,000, respectively, and to receive floating interest based on 30 day commercial paper rates. The effective variable rate of interest on the swap agreements as of December 31, 1993 is 3.2%. The interest rate swap agreements mature at the time the building loan matures. TTCA is exposed to credit loss in the event of nonperformance by the commercial bank with the interest rate swap agreements.

          The net effective interest rates on amounts outstanding under the building loan agreement at December 31, 1993, 1992 and 1991, after giving effect to the interest rate swaps, was 6.9%, 6.4% and 8.3%, respectively.

                                H-T ASSOCIATES
                       (a Maryland general partnership)
                                AND SUBSIDIARY
                       (a Maryland general partnership)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     B.   Notes payable: (continued)
          -------------

          The differential between the amounts paid and received under the interest rate contract is included as either an addition to, or a reduction in, interest incurred. Total interest incurred was $11,383,329, $11,420,746, and $10,419,887 of which $0, $3,491,669 and
          $8,515,010 was capitalized, for the years ended December 31, 1993, 1992, and 1991, respectively.

     C.   Commitments:
          ------------

          Partnership as Lessor:
          ---------------------

          TTCA leases space to tenants in the shopping center for which it charges minimum rents and receives reimbursement for real estate
          taxes  and  certain  other operating expenses.   The terms of the
          leases range from 5 to 30 years and generally provide for additional overage rents during any year that tenants' gross sales exceed stated amounts.

          Future minimum rental revenues to be received under leases in force at December 31, 1993 are as follows:

                      Year ending
                      December 31                                       Amount
                    ---------------                                  -------------
                         1994                                         $ 13,985,642
                         1995                                           14,089,510
                         1996                                           14,055,103
                         1997                                           13,712,487
                         1998                                           13,683,948
                      Thereafter                                        60,989,803
                                                                      ------------
                                                                      $130,516,493
                                                                      ============



          Property Under Development:
          ---------------------------

          During 1991, TTCA completed a major expansion and renovation of the previously existing shopping center. Pursuant to the Development Manager's Agreement between TTCA and Hahn, Hahn is to receive an estimated $5.1 million as compensation for managing the development of the project. Of this amount $5,080,619, $5,041,792 and $4,682,015 were incurred as of December 31, 1993, 1992 and 1991, respectively.

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnersip)
                               AND SUBSIDIARY
                      (A Maryland general partnership)

     D.   Advances from Partners:
          ----------------------

          Hahn and Santa Anita have both made advances to the Partnership to finance certain construction funding requirements and other cash flow needs. These advances bear interest at 1% above the prime rate and they are required to be repaid prior to any distributions to the partners, other than distributions of Net Cash Flow from Operations
          (Note E).   Interest  incurred on  the advances totaled $540,555,
          $558,918 and $702,773 for the years ended December 31, 1993, 1992 and 1991, respectively. The prime rate was 6.0%, 6.0% and 6.5% at December 31, 1993, 1992 and 1991, respectively.

     E.   Partnership Distributions:
          -------------------------

          Distributions of Net Cash flow from Operations of the Partnership (as defined by the Amended and Restated Partnership Agreement) are subject to certain priorities. The period from inception of the Partnership through October 16, 1991 (the Grand Opening Date of the shopping center) is referred to as the Initial Term. During the Initial Term, both partners were entitled to a cumulative, compounded return (at the Prime Rate, as defined) on their capital contributions. A
          $500,000 distribution was made during the Initial Term.   The "Primary
          Term" follows the Initial Term, and ends when cash flow for a consecutive 12-month period exceeds the sum of $1,192,000 plus any unpaid cumulative returns. During the "Primary Term," Santa Anita receives a cumulative return of $447,000 for the first year, $521,500 for the second year, and $596,000 for each year thereafter. Hahn receives non-cumulative returns of the same amounts. Following the Primary Term, distributions of Net Cash Flow from Operations are made to the partners in accordance with their percentage interests.

     F.   Related Party Transactions:
          --------------------------

          Hahn and its wholly owned subsidiary, Hahn Property Management Corporation ("HMPC"), provide property management, leasing and various legal services to TTCA. A summary of costs and fees incurred by Hahn and HMPC by TTCA during 1993, 1992 and 1991 is presented below:

                                           Years ended December 31
                                   ---------------------------------------
                                      1993          1992          1991
                                   -----------   -----------   -----------
 Payroll and related benefits       $1,444,592    $1,608,788    $1,405,067
 Management fee                        545,964       410,277       156,291
 Professional service                   33,071        15,644        79,095
 Leasing commissions                   399,345       532,818       782,378
 Legal                                 111,043        87,456       117,736
 Development fee (Note C)               38,827       359,777     2,082,740

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)
                                AND SUBSIDIARY
                       (a Maryland general partnership)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------


     F.   Related Party Transactions: (continued)
          --------------------------

          Related Property:
          -----------------

          Certain property adjacent to TTCA's regional shopping center is owned by Joppa Associates ("Joppa"). The partners of TTCA are also the partners of Joppa. TTCA has benefitted from Joppa's ownership of the
          adjacent property.   The partners consider the two properties one
          project.

     G.   Disclosures About the Fair Value of Financial Instruments:
          ---------------------------------------------------------

          In the opinion of management, the carrying amounts of TTCA's financial instruments approximate fair value except:

          Interest Rate Swaps (Note B):
          ----------------------------

          The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that TTCA would pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the swap counterparties. The fair value of the interest rate swaps is a net payable of $13,593,031.

                                 EXHIBIT INDEX

Exhibit
Number
- -------

    3.1   Certificate of Incorporation of Santa Anita Realty Enterprises, Inc., as
          amended through October 1993.
    3.2   Certificate of Incorporation of Santa Anita Operating Company, as amended through October 1993.
    3.3   Bylaws of Santa Anita Realty Enterprises, Inc., as amended through
          February 1994.
    3.4   Bylaws of Santa Anita Operating Company, as amended through February
          1994.
    4.1   Pairing Agreement by and between Santa Anita Realty Enterprises, Inc.
          and Santa Anita Operating Company, dated as of December 20, 1979
          (incorporated by reference to Exhibit 5 to Registration Statement on Form
          8-A of Santa Anita Operating Company filed February 5, 1980).
    4.2   Rights Agreement, dated June 15, 1989, among Santa Anita Realty
          Enterprises, Inc., Santa Anita Operating Company, and Union Bank, as
          Rights Agent (incorporated by reference to Exhibit 2.1 to Registration
          Statement on Form 8-A of Santa Anita Realty Enterprises, Inc. filed
          June 19, 1989).
    4.3   Amended and Restated Credit Agreement, dated November 14, 1989, between Wells Fargo Bank, N.A. and Santa Anita Realty Enterprises, Inc.
          (incorporated by reference to Exhibit 4.4 to the Joint Annual Report on
          Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita
          Operating Company for the year ended December 31, 1989).
    4.4   Revolving Credit and Term Note Agreement, dated November 21, 1989, between The Bank of California, N.A. and Santa Anita Realty Enterprises,
          Inc. (incorporated by reference to Exhibit 4.5 to the Joint Annual Report on
          Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita
          Operating Company for the year ended December 31, 1989).
    4.5   Revolving Credit Agreement, dated October 29, 1991, between Santa Anita
          Realty Enterprises, Inc. and Union Bank (incorporated by reference to
          Exhibit 3.2 to the Joint Annual Report on Form 10-K of Santa Anita Realty
          Enterprises, Inc. and Santa Anita Operating Company for the year ended
          December 31, 1991). Each other outstanding long-term indebtedness of
          Santa Anita Realty Enterprises, Inc. and each outstanding long-term indebtedness of Santa Anita Operating Company and its subsidiaries does not exceed 10% of the total assets of Santa Anita Realty Enterprises, Inc.
          or Santa Anita Operating Company and its subsidiaries on a consolidated basis, as the case may be. Each such company agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.
    4.6   Letter Agreement, dated March 25, 1994, between Wells Fargo Bank, N.A. and
          Santa Anita Realty Enterprises, Inc.
    4.7   Letter Agreement, dated March 25, 1994, between The Bank of California, N.A.
          and Santa Anita Realty Enterprises, Inc.
    4.8   Letter Agreement, dated March 25, 1994, between Union Bank and Santa Anita
          Realty Enterprises, Inc.


Exhibit
Number
- -------
   10.1   Anita Associates Articles of Limited Partnership dated as of April 6, 1972
          (incorporated by reference to Exhibit 6(c) to Registration Statement No.
          2-65894).
   10.2   First Amendment to Articles of Limited Partnership of Anita Associates,
          dated December 26, 1979 (incorporated by reference to Exhibit 10.13 to
          Registration Statement No. 2-72866).
   10.3   Form of Compensation Agreement of certain officers of Santa Anita Realty
          Enterprises, Inc. and Santa Anita Operating Company (incorporated by reference to Exhibit 10.3 to Registration Statement No. 33-27011).
   10.4   Form of Salary Reduction and Deferral Agreement of certain officers of
          Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company
          (incorporated by reference to Exhibit 10.4 to Registration Statement No. 33-
          27011).
   10.5   Ground lease between Santa Anita Realty Enterprises, Inc. and Anita
          Associates, dated as of April 6, 1972 (incorporated by reference to Exhibit
          10.5 to Joint Annual Report on Form 10-K of Santa Anita Realty
          Enterprises, Inc., and Santa Anita Operating Company for the year ended
          December 31, 1992).
   10.6   Second Amendment to ground lease between Santa Anita Realty
          Enterprises, Inc., and Anita Associates dated as of December 29, 1993.
   10.7   Lease between Los Angeles Turf Club, Incorporated and Santa Anita
          Realty Enterprises, Inc., dated as of January 1, 1980 (incorporated by reference to Exhibit 10.12 to Registration Statement No. 2-72866).
   10.8   Lease Amendment between Santa Anita Realty Enterprises, Inc. and Los
          Angeles Turf Club, Incorporated, dated as of December 31, 1987, to the
          Lease between Los Angeles Turf Club, Incorporated and Santa Anita
          Realty Enterprises, Inc., dated as of January 1, 1980 (incorporated by reference to Exhibit 10.8 to Registration Statement No. 33-27011).
   10.9   Lease Amendment between Santa Anita Realty Enterprises, Inc. and Los
          Angeles Turf Club, Incorporated, dated as of December 26, 1989, to the
          Lease between Los Angeles Turf Club, Incorporated and Santa Anita
          Realty Enterprises, Inc., dated as of January 1, 1980 (incorporated by reference to Exhibit 10.8 to the Joint Annual Report on Form 10-K of Santa
          Anita Realty Enterprises, Inc. and Santa Anita Operating Company for the
          year ended December 31, 1989).
  10.10   Santa Anita Realty Enterprises, Inc. 1984 Stock Option Plan (as amended and restated September 22,1988) (incorporated by reference to Exhibit 4.2 to Registration Statement No. 2-95228).


 Exhibit
 Number
- --------
  10.11   Amendment 1993-1 to Santa Anita Realty Enterprises, Inc. 1984 Stock
          Option Program.
  10.12   Santa Anita Operating Company 1984 Stock Option Program (as amended and restated September 22, 1988) (incorporated by reference to Exhibit 4.3 to Registration Statement No. 2-95228).
  10.13   Amendment 1993-1 to Santa Anita Operating Company 1984 Stock Option
          Program (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 No. 33-51843).
  10.14   First Amended Certificate and Agreement of Limited Partnership of Baldwin
          Industrial Properties, Ltd., dated November 2, 1981 (incorporated by reference to Exhibit 10.12 to Joint Annual Report on Form 10-K of Santa
          Anita Realty Enterprises, Inc. and Santa Anita Operating Company for the
          year ended December 31, 1992).
  10.15   Limited Partnership Agreement, dated as of March 16, 1988, among
          Southern California Off Track Wagering Incorporated and the limited partners listed therein (incorporated by reference to Exhibit 10.17 to
          Registration Statement No. 33-27011).
  10.16   Amended and Restated Partnership Agreement of H-T Associates, dated as of July 28, 1987, between Ernest W. Hahn, Inc. and Santa Anita Realty
          Enterprises, Inc. (incorporated by reference to Exhibit 10.18 to Registration
          Statement No. 33-27011).
  10.17   Amended and Restated Agreement of Joppa Associates, dated as of April
          14, 1988, between Ernest W. Hahn, Inc., Santa Anita Realty Enterprises,
          Inc. and Dechiaro Associates, a Maryland general partnership (incorporated by reference to Exhibit 10.19 to Registration Statement No. 33-27011).
  10.18   Amendment dated November 1, 1989, to Partnership Agreement of H-T
          Associates (incorporated by reference to Exhibit 10.21 of the Joint Annual
          Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa
          Anita Operating Company for the year ended December 31, 1989).
  10.19   Partnership Agreement of French Valley Ventures dated November 1989, between Santa Anita Realty Enterprises, Inc. and William J. Rousey, Jr.
          (incorporated by reference to Exhibit 10.23 to the Joint Annual Report on
          Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita
          Operating Company for the year ended December 31, 1989).


 Exhibit
 Number
- --------
  10.20   Indenture of Lease by and between Los Angeles Turf Club, Incorporated and Oak Tree Racing Association, dated as of January 1, 1990
          (incorporated by reference to Exhibit 10.21 to the Joint Annual Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita
          Operating Company for the year ended December 31, 1990).
  10.21   Form of Severance Agreement of Certain Officers of Santa Anita Realty
          Enterprises, Inc. and Santa Anita Operating Company (incorporated by reference to Exhibit 10.22 to the Joint Annual Report on Form 10-K of
          Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company
          for the year ended December 31, 1992).
  10.22   Purchase and Sale Agreement, dated as of November 15, 1993, between
          Santa Anita Realty Enterprises, Inc., and Pacific Gulf Properties Inc.
          (incorporated by reference to Exhibit 1 to the Current Report on Form
          8-K of Santa Anita Realty Enterprises, Inc., dated February 18,
          1994) .
  10.23   Management Agreement, dated as of February 17, 1994, between Santa
          Anita Realty Enterprises, Inc., and Pacific Gulf Properties Inc.
  10.24   Registration Rights Agreement, dated as of February 1, 1994, between
          Santa Anita Realty Enterprises, Inc. and Pacific Gulf Properties Inc.
  10.25   Employment Agreement between Santa Anita Realty Enterprises, Inc. and
          Sherwood C. Chillingworth, dated as of March 16, 1994.
     22   Subsidiaries of Santa Anita Operating Company (incorporated by reference to Exhibit 22 to the Joint Annual Report on form 10-K of
          Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company
          for the year ended December 31, 1992).
   23.1   Consent of Kenneth Leventhal & Company (to be incorporated by reference into the Prospectus contained in Registration Statement No.
          2-95228 and the Prospectus contained in Registration Statement No.
          33-51843).
   23.2   Consent of Deloitte & Touche (to be incorporated by reference into the
          Prospectus contained in Registration Statement No. 2-95228 and the
          Prospectus contained in Registration Statement No. 33-51843).
   23.3   Consent of KPMG Peat Marwick (to be incorporated by reference into the
          Prospectus contained in Registration Statement No. 2-95228 and the
          Prospectus contained in Registration Statement No. 33-51843).
