Form 10-Q
period 1994-03-31
SANTA ANITA OPERATING CO; SANTA ANITA REALTY ENTERPRISES INC
filed 1994-05-13
CIK 313749, 314661

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10 - Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1994
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ___________  to____________

   Commission file number 0-9109             Commission file number 0-9110

 SANTA ANITA REALTY ENTERPRISES, INC.        SANTA ANITA OPERATING COMPANY
- - - --------------------------------------   --------------------------------------
(Exact name of registrant as specified   (Exact name of registrant as specified
           in its charter)                          in its charter)

            Delaware                                  Delaware
- - - --------------------------------------   --------------------------------------
   (State or other jurisdiction of           (State or other jurisdiction of
    incorporation or organization)            incorporation or organization)

           95-3520818                                95-3419438
- - - --------------------------------------   --------------------------------------
 (I.R.S. Employer Identification No.)     (I.R.S. Employer Identification No.)

 301 West Huntington Drive, Suite 405     285 West Huntington Drive, P.O.Box 808
      Arcadia, California 91007               Arcadia, California 91066-0808
- - - --------------------------------------   --------------------------------------
  (Address of principal executive            (Address of principal executive
    offices including zip code)                offices including zip code)

          (818) 574-5550                              (818) 574-7223
- - - --------------------------------------   --------------------------------------
  (Registrant's telephone number,            (Registrant's telephone number,
       including area code)                       including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on May 4, 1994:


Santa Anita Realty Enterprises, Inc.      Common Stock -11,256,353
Santa Anita Operating Company             Common Stock -11,143,853

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
               SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                  Form 10-Q

                                     Index

                                                                                    Page No.
PART I.    FINANCIAL INFORMATION                                                       3
           Balance Sheets - March 31, 1994 and December 31, 1993 for
                  Santa Anita Realty Enterprises, Inc.                                 4
                  Santa Anita Operating Company and Subsidiaries                       5
                  Santa Anita Realty Enterprises, Inc. and Santa
                      Anita Operating Company and Subsidiaries Combined                6

           Statements of Operations - three months ended
              March 31, 1994 and 1993
                  Santa Anita Realty Enterprises, Inc.                                 7
                  Santa Anita Operating Company and Subsidiaries                       7
                  Santa Anita Realty Enterprises, Inc. and Santa
                      Anita Operating Company and Subsidiaries Combined                7

          Statements of Cash Flows - three months ended
              March 31, 1994 and 1993
                  Santa Anita Realty Enterprises, Inc.                                 8
                  Santa Anita Operating Company and Subsidiaries                      10
                  Santa Anita Realty Enterprises, Inc. and Santa
                      Anita Operating Company and Subsidiaries Combined               11

           Notes to Financial Statements                                              13

           Managements' Discussion and Analysis of Financial
               Condition and Results of Operations                                    18

PART II.   OTHER INFORMATION                                                          22

SIGNATURES                                                                            23


                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES


                                   Form 10-Q

                   For the Three Months Ended March 31, 1994
                                  (Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

In June 1993, the Board of Directors of Santa Anita Realty Enterprises, Inc. ("Realty") approved management's recommendation to recapitalize certain assets of Realty. Pursuant to this recapitalization, in November 1993, Realty entered into a Purchase and Sale Agreement to sell its multifamily and industrial operations to a wholly-owned subsidiary, Pacific Gulf Properties Inc. ("Pacific"), in conjunction with Pacific's proposed public offering of common stock. The transaction was structured into two parts: (1) Realty would sell all of its apartments and industrial properties to Pacific with the exception of Realty's interest in the Baldwin Industrial Park joint venture; and (2) Pacific would enter into a binding agreement to buy Realty's interest in Baldwin Industrial Park.

As reflected in the accompanying financial statements, on February 18, 1994, Realty completed the first part of this transaction by selling to Pacific ten multifamily properties, containing 2,654 apartment units, located in Southern California, the Pacific Northwest, and Texas and three industrial properties, containing an aggregate of 185,000 leasable square feet of industrial space, located in the State of Washington and Realty's corporate headquarters building and related assets.

The accompanying balance sheets as of March 31, 1994 and December 31, 1993 of Realty, Santa Anita Operating Company and Subsidiaries ("Operating Company"), and Realty and Operating Company combined, the statements of operations for the three months ended March 31, 1994 and 1993, and the related statements of cash flows for the three months ended March 31, 1994 and 1993, were prepared by Realty and Operating Company and are unaudited. In the opinion of the management of each company, the accompanying financial statements include all adjustments deemed necessary for a fair presentation.

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

The following financial statements should be read in conjunction with the accompanying notes.

                    SANTA ANITA REALTY ENTERPRISES, INC.
                         CONSOLIDATED BALANCE SHEETS



                                                                      (Unaudited)
                                                                       March 31,      December 31,
                                                                         1994             1993
                                                                    --------------    -------------
                                    ASSETS
Real estate assets
  Santa Anita Racetrack, less accumulated depreciation of
    $19,016 ,000 and $18,670,000, respectively                          $7,373,000       $6,997,000
  Commercial properties, less accumulated depreciation of
    $34,428,000 and $42,503,000, respectively (Note 6)                 128,003,000      221,876,000
  Investments in unconsolidated joint ventures (Note 1)                  3,178,000        3,616,000
  Real estate loans and advances receivable                             22,537,000       22,084,000
                                                                    --------------   --------------
                                                                       161,091,000      254,573,000

Cash                                                                    20,581,000        7,633,000
Accounts receivable                                                      2,220,000        4,305,000
Due from a former officer                                                   81,000           81,000
Prepaid expenses and other assets (Note 6)                              11,202,000        4,624,000
Due from Operating Company                                               5,143,000          469,000
                                                                    --------------   --------------
                                                                      $200,318,000     $271,685,000
                                                                    ==============   ==============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Real estate loans payable (Note 6)                                     $83,518,000     $106,731,000
Other loans payable (Note 6)                                            33,488,000       77,913,000
Accounts payable                                                         2,441,000        3,678,000
Other liabilities                                                       10,663,000       15,346,000
Dividends payable                                                        3,788,000        3,788,000
                                                                    --------------    -------------
                                                                       133,898,000      207,456,000
                                                                    --------------    -------------

Minority interest in consolidated joint ventures                        (4,636,000)      (4,590,000)

Shareholders' equity
  Preferred stock; $.10 par value; authorized 6,000,000
    shares; none issued                                                          -                -
  Common stock, $.10 par value; authorized 19,000,000
    shares; issued and outstanding 11,256,353 and
    11,256,353 shares, respectively                                      1,125,000        1,125,000
  Additional paid-in capital                                           117,084,000      117,084,000
  Retained earnings (deficit)                                          (47,153,000)     (49,390,000)
                                                                    --------------    -------------
                                                                        71,056,000       68,819,000
                                                                    --------------    -------------
                                                                      $200,318,000     $271,685,000
                                                                    ==============    =============

See Accompanying notes.

                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                      (Unaudited)
                                                                       March 31,      December 31,
                                                                         1994             1993
                                                                    --------------    -------------
                                    ASSETS
Current assets
  Cash                                                                    $961,000       $9,695,000
  Short-term investments, at cost (approximates market)                 27,208,000        4,693,000
  Accounts receivable                                                    2,157,000        2,789,000
  Due from officers and a former officer                                   437,000          393,000
  Prepaid expenses and other assets                                        610,000        1,041,000
                                                                    --------------    -------------
       Total current assets                                             31,373,000       18,611,000
                                                                    --------------    -------------

Investment in common stock of Realty                                     2,122,000        2,179,000
Property, plant and equipment, at cost
  Machinery and other equipment                                         22,299,000       21,943,000
  Leasehold improvements                                                20,976,000       20,976,000
                                                                    --------------    -------------
                                                                        43,275,000       42,919,000
  Less accumulated depreciation                                        (22,734,000)     (21,088,000)
                                                                    --------------    -------------
                                                                        20,541,000       21,831,000
                                                                    --------------    -------------

                                                                       $54,036,000      $42,621,000
                                                                    ==============    =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                     $14,572,000      $10,070,000
  Other liabilities                                                     13,827,000       10,117,000
  Other loans payable                                                      742,000          726,000
                                                                    --------------    -------------
        Total current liabilities                                       29,141,000       20,913,000
                                                                    --------------    -------------

Other loans payable                                                      2,337,000        2,528,000
Deferred revenues                                                        1,533,000        2,872,000
Due to Realty                                                            5,143,000          469,000
Deferred income taxes                                                    3,565,000        3,565,000
                                                                    --------------    -------------
                                                                        41,719,000       30,347,000
                                                                    --------------    -------------

Shareholders' equity
  Preferred stock; $.10 par value; authorized 6,000,000
    shares; none issued                                                          -                -
  Common stock, $.10 par value; authorized 19,000,000
    shares; issued and outstanding 11,143,853 and
    11,140,853 shares, respectively                                      1,114,000        1,114,000
  Additional paid-in capital                                            20,596,000       20,592,000
  Retained earnings (deficit)                                           (9,393,000)      (9,432,000)
                                                                    --------------    -------------
                                                                        12,317,000       12,274,000
                                                                    --------------    -------------

                                                                       $54,036,000      $42,621,000
                                                                    ==============    =============


See Accompanying notes.
                                      5.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                            COMBINED BALANCE SHEETS

                                                                      (Unaudited)
                                                                       March 31,      December 31,
                                                                         1994             1993
                                                                    --------------    -------------
                                    ASSETS
Real estate assets
  Santa Anita Racetrack, less accumulated depreciation of
    $19,016,000 and $18,670,000, respectively                           $7,373,000       $6,997,000
  Commercial properties, less accumulated depreciation of
    $32,961,000 and $41,079,000, respectively (Note 6)                 123,002,000      216,832,000
  Investments in unconsolidated joint ventures (Note 1)                  3,178,000        3,616,000
  Real estate loans and advances receivable                             22,537,000       22,084,000
                                                                    --------------    -------------
                                                                       156,090,000      249,529,000

Cash                                                                    21,542,000       17,328,000
Short-term investments, at cost (approximates market)                   27,208,000        4,693,000
Accounts receivable                                                      4,377,000        7,094,000
Due from officers and a former officer                                     518,000          474,000
Prepaid expenses and other assets (Note 6)                              13,466,000        7,019,000
Property, plant and equipment, at cost, less accumulated
  depreciation of $22,734,000 and $21,088,000, respectively             20,541,000       22,129,000
                                                                    --------------    -------------
                                                                      $243,742,000     $308,266,000
                                                                    ==============    =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Real estate loans payable (Note 6)                                     $83,518,000     $106,731,000
Other loans payable (Note 6)                                            36,567,000       81,167,000
Accounts payable                                                        16,976,000       13,748,000
Other liabilities                                                       24,490,000       25,463,000
Dividends payable                                                        3,788,000        3,788,000
Deferred revenues                                                        1,533,000        2,872,000
Deferred income taxes                                                    3,565,000        3,565,000
                                                                    --------------    -------------
                                                                       170,437,000      237,334,000
                                                                    --------------    -------------
Minority interest in consolidated joint ventures                        (4,636,000)      (4,590,000)

Shareholders' equity
  Preferred stock; $.10 par value; authorized 6,000,000
    shares; none issued                                                         -                -
  Common stock, $.10 par value; authorized 19,000,000
    shares; issued and outstanding 11,143,853 and
    11,140,853 shares, respectively                                      2,227,000        2,227,000
  Additional paid-in capital                                           134,615,000      134,554,000
  Retained earnings (deficit)                                          (58,901,000)     (61,259,000)
                                                                    --------------    -------------
                                                                        77,941,000       75,522,000
                                                                    --------------    -------------
                                                                      $243,742,000     $308,266,000
                                                                    ==============    =============

See Accompanying notes.
                                      6.

                  SANTA ANITA REALTY ENTERPRISES, INC. AND
               SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                    STATEMENTS OF OPERATIONS (Unaudited)
                  (000's Omitted Except Per Share Amounts)


                                                   Three Months Ended March 31, 1994
                                             ----------------------------------------------
                                                        Operating   Adjustments
                                                        Company &      and
                                              Realty   Subsidiaries Eliminations Combined
                                             ----------------------------------------------
Revenues (Note 2)
    Horse racing (Note 5)                                   $30,239               $30,239
    Food and beverage                                         4,099                 4,099
    Rental property (Note 6)                  $15,433                ($7,503)(a)    7,930
    Interest and other                            370           128      (39)(b)      459
                                             -----------------------             ----------
                                               15,803        34,466                42,727
                                             -----------------------             ----------
Costs  and expenses (Note 2)
    Direct horse racing operating costs                      20,917                20,917
    Food and beverage cost of sales                           1,195                 1,195
    Rental property operating expenses
     (Note 6)                                   3,118                               3,118
    Depreciation and amortization
     (Note 6)                                   1,946         1,646      (43)(c)    3,549
    General and administrative (Note 6)         1,024         3,060                 4,084
    Interest (Note 6)                           2,940           106                 3,046
    Loss from unconsolidated
     joint ventures                               451                                 451
    Minority interest in earnings of
     consolidated joint ventures (Note 6)         260                                 260
    Rental expense to Realty                                  7,503   (7,503)(a)
                                             -----------------------             ----------
                                                9,739        34,427                36,620
                                             -----------------------             ----------
Income (loss) before
    income taxes                                6,064            39                 6,107
Benefit for income taxes
                                             -----------------------             ----------

Net income (loss) (Notes 3 & 5)                $6,064           $39                $6,107
                                             =======================             ==========
Weighted average number of
    common shares outstanding                  11,256        11,141                11,141
                                             =======================             ==========
Net income (loss) per
    common share (Notes 3 & 5)                   $.54          $.00                  $.55
                                             =======================             ==========
Dividends declared per
    common share (Note 4)                        $.34                                $.34
                                             =========                           ==========

                                                    Three Months Ended March 31, 1993
                                             ----------------------------------------------
                                                         Operating   Adjustments
                                                         Company &      and
                                              Realty   Subsidiaries Eliminations Combined
                                             ----------------------------------------------
                                                        (Restated)
Revenues (Note 2)
    Horse racing (Note 5)                                   $29,076               $29,076
    Food and beverage                                         4,468                 4,468
    Rental property (Note 6)                  $16,209                ($6,913)(a)    9,296
    Interest and other                          2,667           137      (39)(b)    2,765
                                             ------------------------             ---------
                                               18,876        33,681                45,605
                                             ------------------------             ---------
Costs  and expenses (Note 2)
    Direct horse racing operating costs                      20,613                20,613
    Food and beverage cost of sales                           1,229                 1,229
    Rental property operating expenses
     (Note 6)                                   3,418                               3,418
    Depreciation and amortization
     (Note 6)                                   2,390         1,564      (43)(c)    3,911
    General and administrative (Note 6)           866         3,314                 4,180
    Interest (Note 6)                           3,277           145                 3,422
    Loss from unconsolidated
     joint ventures                               443                                 443
    Minority interest in earnings of
     consolidated joint ventures (Note 6)           6                                   6
    Rental expense to Realty                                  6,913   (6,913)(a)
                                             ------------------------             ---------
                                               10,400        33,778                37,222
                                             ------------------------             ---------
Income (loss) before
    income taxes                                8,476           (97)                8,383
Benefit for income taxes                       (1,458)                             (1,458)
                                             ------------------------             ---------

Net income (loss) (Notes 3 & 5)                $9,934          ($97)               $9,841
                                             ========================             =========
Weighted average number of
    common shares outstanding                  11,256        11,141                11,141
                                             ========================             =========
Net income (loss) per
    common share (Notes 3 & 5)                   $.88         $(.01)                 $.88
                                             ========================             =========
Dividends declared per
    common share (Note 4)                        $.34                                $.34
                                             ==========                           =========

(a) to eliminate inter-entity rent
(b) to eliminate inter-entity dividends
(c) to eliminate depreciation resulting from inter-entity sales

See accompanying notes.
                                      7.

                    SANTA ANITA REALTY ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Three Months Ended March 31,


                                                                            (Unaudited)
                                                                   ------------------------------
                                                                        1994            1993
                                                                   --------------  --------------
Cash flows from operating activities:
  Net income                                                          $6,064,000      $9,934,000
  Adjustments to reconcile net income to net cash provided
   by operating activities
     Depreciation and amortization                                     1,946,000       2,390,000
     Minority interest in earnings of consolidated
       joint ventures                                                    260,000           6,000
     Equity in losses of unconsolidated
       joint ventures                                                    451,000         443,000
     Net decrease (increase) in certain other assets                   2,900,000      (5,668,000)
     Net decrease in certain other liabilities                          (587,000)        (18,000)
                                                                   --------------  --------------
       Net cash provided by operating activities                      11,034,000       7,087,000
                                                                   --------------  --------------

Cash flows from investing activities:
  Proceeds from disposition of Multifamily and Industrial
   Operations                                                         44,425,000          --
  Origination of loans and advances receivable                          (453,000)       (229,000)
  Additions and improvements to real estate assets                    (6,067,000)     (3,039,000)
                                                                   --------------  --------------
       Net cash provided by (used in) investing activities            37,905,000      (3,268,000)
                                                                   --------------  --------------

Cash flows from financing activities:
  Proceeds from real estate loans payable                             21,077,000       4,827,000
  Repayment of real estate loans payable                                  --            (246,000)
  Repayment of other loans payable                                   (44,425,000)         --
  Net increase in due from Operating Company                          (4,674,000)     (5,117,000)
  Net  (decrease) increase in certain other liabilities               (3,836,000)      2,379,000
  Dividends paid                                                      (3,827,000)     (3,826,000)
  Distributions to minority interest in
   consolidated joint ventures, net                                     (306,000)       (313,000)
                                                                   --------------  --------------
       Net cash used in financing activities                         (35,991,000)     (2,296,000)
                                                                   --------------  --------------

Net increase in cash and cash equivalents                             12,948,000       1,523,000
Cash and cash equivalents at beginning of year                         7,633,000       1,671,000
                                                                   --------------  --------------
Cash and cash equivalents at March 31                                $20,581,000      $3,194,000
                                                                   ==============  ==============


See accompanying notes.

                    SANTA ANITA REALTY ENTERPRISES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
                    For the Three Months Ended March 31,



Supplemental disclosure of noncash investing and financing activities:

  The disposition of the Multifamily and Industrial Operations as described in the notes to the financial statements involve the transfer of the following noncash items:

   Real estate assets                                           $98,305,000
   Other assets                                                    $475,000
   Real estate loans payable                                    $44,290,000
   Other liabilities                                               $302,000


See accompanying notes.

               SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Three Months Ended March 31,


                                                                             (Unaudited)
                                                                   ------------------------------
                                                                        1994            1993
                                                                   --------------  --------------
                                                                                     (Restated)
Cash flows from operating activities:
  Net income (loss)                                                      $39,000        ($97,000)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities
     Depreciation and amortization                                     1,646,000       1,564,000
     Deferred income taxes                                                --              (7,000)
     Net decrease in certain other assets                              1,019,000         453,000
     Net increase in certain other liabilities                         6,873,000      13,488,000
                                                                   -------------    ------------
       Net cash provided by operating activities                       9,577,000      15,401,000
                                                                   -------------    ------------

Cash flows from investing activities:
  Additions to property, plant and equipment                            (356,000)       (636,000)
  Sale of Realty stock                                                    57,000          --
                                                                   --------------   ------------
       Net cash used in investing activities                            (299,000)       (636,000)
                                                                   --------------   ------------

Cash flows from financing activities:
  Repayment of other loans payable                                      (175,000)       (161,000)
  Net increase in due to Realty                                        4,674,000       5,117,000
  Proceeds from stock issued in connection with
   exercise of stock options                                               4,000          --
                                                                   -------------    ------------
       Net cash provided by financing activities                       4,503,000       4,956,000
                                                                   -------------    ------------

Net increase in cash and cash equivalents                             13,781,000      19,721,000
Cash and cash equivalents at beginning of year                        14,388,000       9,976,000
                                                                   -------------    ------------
Cash and cash equivalents at March 31                                $28,169,000     $29,697,000
                                                                   =============    ============

See accompanying notes.

                  SANTA ANITA REALTY ENTERPRISES, INC. AND
               SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                      COMBINED STATEMENTS OF CASH FLOWS
                    For the Three Months Ended March 31,


                                                                             (Unaudited)
                                                                   ------------------------------
                                                                        1994            1993
                                                                   --------------  --------------
                                                                                     (Restated)
Cash flows from operating activities:
  Net income                                                          $6,107,000      $9,841,000
  Adjustments to reconcile net income to net cash provided
   by operating activities
     Depreciation and amortization                                     3,549,000       3,911,000
     Minority interest in earnings of consolidated
       joint ventures                                                    260,000           6,000
     Equity in losses of unconsolidated
       joint ventures                                                    451,000         443,000
     Deferred income taxes                                                --              (7,000)
     Net decrease (increase) in certain other assets                   3,919,000      (5,215,000)
     Net increase in certain other liabilities                         6,286,000      13,470,000
                                                                   --------------  --------------
       Net cash provided by operating activities                      20,572,000      22,449,000
                                                                   --------------  --------------

Cash flows from investing activities:
  Proceeds from disposition of Multifamily and Industrial
   Operations                                                         44,425,000          --
  Origination of loans and advances receivable                          (453,000)       (229,000)
  Additions to property, plant and equipment                            (356,000)       (636,000)
  Additions and improvements to real estate assets                    (6,067,000)     (3,039,000)
                                                                   --------------  --------------
       Net cash provided by (used in) investing activities            37,549,000      (3,904,000)
                                                                   --------------  --------------

Cash flows from financing activities:
  Proceeds from real estate loans payable                             21,077,000       4,827,000
  Repayment of real estate loans payable                                  --            (246,000)
  Repayment of other loans payable                                   (44,600,000)       (161,000)
  Distributions to minority interest in
   consolidated joint  ventures, net                                    (306,000)       (313,000)
  Dividends paid                                                      (3,788,000)     (3,787,000)
  Net (decrease) increase in certain other liabilities                (3,836,000)      2,379,000
  Proceeds from stock issued in connection with
   exercise of stock options                                              61,000          --
                                                                   --------------  --------------
       Net cash (used in) provided by financing activities           (31,392,000)      2,699,000
                                                                   --------------  --------------

Net increase  in cash and cash equivalents                            26,729,000      21,244,000
Cash and cash equivalents at beginning of year                        22,021,000      11,647,000
                                                                   --------------  --------------
Cash and cash equivalents at March 31                                $48,750,000     $32,891,000
                                                                   ==============  ==============


See accompanying notes.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                 COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
                     For the Three Months Ended March 31,



Supplemental disclosure of noncash investing and financing activities:

  The disposition of the Multifamily and Industrial Operations as described in the notes to the financial statements involve the transfer of the following noncash items:

   Real estate assets                                           $98,305,000
   Other assets                                                    $475,000
   Real estate loans payable                                    $44,290,000
   Other liabilities                                               $302,000


See accompanying notes.
                                      12.

                  SANTA ANITA REALTY ENTERPRISES, INC. AND
               SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES


NOTES TO FINANCIAL STATEMENTS - March 31, 1994

Note (1) Realty's investment in unconsolidated joint ventures include investments in the following commercial real estate ventures:

              Name                     Ownership          Project
          ------------              ---------------   -----------------
          Joppa Associates              33-1/3%         Retail
          H-T Associates                  50%           Regional Mall

        Unaudited combined condensed financial statement information for unconsolidated joint ventures as of March 31, and for the three months ended March 31, is as follows:


                                         1994             1993
                                   -----------------  -----------------
         Real estate assets            $213,302,000     $216,699,000
                                   =================  =================

         Liabilities
          Advances from Realty           $8,584,000       $7,261,000
          Other                         197,884,000      202,014,000
                                   ------------------  ----------------
                                       $206,468,000     $209,275,000
                                   ==================  ================

         Partners' equity
          Realty                         $3,178,000       $5,482,000
          Others                           (642,000)       1,942,000
                                   ------------------  ----------------
                                         $2,536,000       $7,424,000
                                   ==================  ================

         Revenues                        $5,245,000       $4,457,000
                                   ==================  ================

         Net loss
          Realty                          ($451,000)       ($443,000)
          Others                           (395,000)        (275,000)
                                   ------------------  ----------------
                                          ($846,000)       ($718,000)
                                   ==================  ================

Note (2) Operating Company has adopted an accounting practice whereby the revenues associated with thoroughbred horse racing at Santa Anita Racetrack are reported as they are earned. Costs and expenses associated with thoroughbred horse racing revenues are charged against income in those interim periods in which the thoroughbred horse racing revenues are recognized. Other costs and expenses are recognized as they actually occur throughout the year.

Note (3) The separate results of operations and the separate earnings per share of the two companies cannot usually be added together to total the combined results of operations and earnings per share because of adjustments and elimination's arising from interentity transactions.

Note (4) Realty conducts its operations as regards to dividend and other requirements in order to qualify as a REIT on a quarterly basis. Realty regularly tests its financial results for compliance with REIT statutes.

Note (5) Operating Company's year-ago results for the first quarter have been restated to reflect a retroactive reduction in the fees due to the State of California, which was previously reflected in the second quarter of 1993. As a result of this restatement, the first quarter of 1993 now reflects a $517,000 increase in wagering revenues and net income.


Note (6) Disposition of Multifamily and Industrial Operations

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

         Pursuant to the Purchase and Sale Agreement, Pacific agreed to buy Realty's interest in Baldwin Industrial Park subject to satisfaction of certain conditions, for a minimum price of $8.9 million payable in additional shares of Pacific common stock, with the final price dependent upon completion of negotiations with the other owners of Baldwin Industrial Park and an appraisal process. Management believes the sale of Realty's interest in Baldwin Industrial Park will be completed in the second half of 1994. Pacific has issued to Realty non-refundable letters of credit totaling $2.5 million as of March 31, 1994 to secure its obligation to acquire Realty's interest in Baldwin Industrial Park and pay for the corporate headquarters building and other assets related to the Transferred Properties.

         As a result of the $10,974,000 loss recorded on the transaction in the fourth quarter of 1993, the sale of the Transferred Properties to Pacific on February 18, 1994 resulted in no gain or loss being recognized on the transaction. In consideration of the sale of the Transferred Properties, Realty received approximately $44.4 million in cash and 149,900 shares of the common stock of Pacific. In addition, Realty was relieved of approximately $44.3 million of mortgage debt on the Transferred Properties. Realty will also receive, at the time the acquisition of Baldwin Industrial Park is completed, up to $1.2 million in additional common stock of Pacific as consideration for its corporate headquarters and other net assets related to the Transferred Properties. If the Baldwin Industrial Park portion of the transaction described above does not occur, an additional loss will be recognized by Realty in 1994. The loss could approximate $5,900,000 depending upon whether the full $2.5 million in letters of credits are drawn.

         The following unaudited pro forma condensed balance sheet of Realty is presented as if both parts of the transaction had occurred on March 31, 1994. The unaudited pro forma condensed balance sheet is not necessarily indicative of what the actual financial position of Realty would have been at March 31, 1994 nor does it purport to represent the future financial position of Realty.

                                                                  March 31, 1994
                                            ------------------------------------------------------
                                                  Realty                                  Realty
                                                Historical                               Pro Forma
                                                Cost Basis           Adjustments (a)     (Unaudited)
                                            --------------------    -----------------  ----------------
         Real estate assets
          Santa Anita Racetrack, net                $7,373,000                   --       $7,373,000
          Commercial properties, net               128,003,000           (8,915,000)     119,088,000
          Investments in unconsolidated
            joint ventures                           3,178,000                   --        3,178,000
          Real estate loans and
            advances receivable                     22,537,000                   --       22,537,000
                                            --------------------    -----------------  ----------------
                                                   161,091,000           (8,915,000)     152,176,000
                                            --------------------    -----------------  ----------------

         Cash                                       20,581,000             (688,000)      19,893,000
         Other assets (b)(c)                        18,646,000            2,611,000       21,257,000
                                            --------------------    -----------------  ----------------
                                                  $200,318,000          ($6,992,000)     $193,326,000
                                            ====================    =================  ================

         Real estate loans payable                 $83,518,000          ($9,441,000)      $74,077,000
         Other loans payable                        33,488,000                   --        33,488,000
         Other liabilities                          16,892,000             (431,000)       16,461,000
                                            --------------------    -----------------  ----------------

                                                   133,898,000           (9,872,000)      124,026,000
                                            --------------------    -----------------  ----------------

         Minority interest in consolidated
           joint ventures                           (4,636,000)           2,880,000       (1,756,000)

         Shareholders' equity                       71,056,000                   --        71,056,000
                                            --------------------    -----------------  ----------------
                                                  $200,318,000          ($6,992,000)     $193,326,000
                                            ====================    =================  ================

         The accompanying notes are an integral part of this pro forma balance sheet.

         Notes:
         (a) Reflects the disposition of the assets and liabilities of the Baldwin Industrial Park as if the transaction had occurred on March 31, 1994.

         (b) The historical balance at March 31, 1994 includes Realty's investment in Pacific stock of $2,738,000 and a receivable from Pacific of $1,200,000 relating to the consideration for Realty's corporate headquarters and net other assets related to the Transferred Properties. The pro forma balance at March 31, 1994 includes Realty's investment in Pacific stock of $12,802,000.

         (c) As a result of the February 18, 1994 sale to Pacific, Realty has an investment in the common shares of Pacific totaling $2,738,000. Upon completion of Realty's disposition of Baldwin Industrial Park, assuming a price per share equal to $18.25 (the initial public offering price of Pacific's common shares) and the minimum price for Realty's interest in Baldwin Industrial Park and the corporate headquarters building and certain other assets related to the Transferred Properties, Realty will receive additional Pacific stock totaling approximately $10,064,000.

         The following unaudited pro forma statements of operations of Realty are presented as if both parts of the transaction had occurred as of the beginning of the period presented. The unaudited pro forma statements of operations are not necessarily indicative of what the actual results of operations would have been if the entire transaction had been consummated as of the beginning of the period presented nor do they purport to represent the results of operations of Realty for any future period.


                                                       For the Quarter Ended March 31, 1994
                                              -----------------------------------------------------
                                                  Realty                                Realty
                                                Historical                             Pro Forma
                                                Cost Basis       Adjustments (1)      (Unaudited)
                                              ----------------   ----------------  ----------------
         Revenues
           Rental property                        $15,433,000        ($3,157,000)      $12,276,000
           Interest and other (2)                     370,000            169,000           539,000
                                               ---------------  -----------------  ----------------
                                                    15,803,000         (2,988,000)       12,815,000
                                              ----------------  -----------------  ----------------
         Costs and expenses
           Rental property operating
            expenses                                3,118,000         (1,542,000)        1,576,000
           Depreciation and amortization            1,946,000           (538,000)        1,408,000
           General and administrative               1,024,000           (203,000)          821,000
           Interest and other (3)                   2,940,000         (1,080,000)        1,860,000
           Losses from unconsolidated
            joint ventures                            451,000                 --           451,000
           Minority interest in earnings of
            consolidated joint ventures               260,000           (151,000)          109,000
                                              ----------------  -----------------  ----------------
                                                    9,739,000         (3,514,000)        6,225,000
                                              ----------------  -----------------  ----------------
         Net income                                $6,064,000           $526,000        $6,590,000
                                              ================  =================  ================

         The accompanying notes are an integral part of this pro forma statement of operations

                                                       For the Quarter Ended March 31, 1993
                                              ----------------------------------------------------
                                                  Realty                                Realty
                                                Historical                             Pro Forma
                                                Cost Basis       Adjustments (1)      (Unaudited)
                                              ----------------  -----------------  ----------------
         Revenues
           Rental property                        $16,209,000        ($4,799,000)      $11,410,000
           Interest and other (2)                   2,667,000            169,000         2,836,000
                                              ----------------  -----------------  ----------------
                                                   18,876,000         (4,630,000)       14,246,000
                                              ----------------  -----------------  ----------------
         Costs and expenses
           Rental property operating
            expenses                                3,418,000         (1,865,000)        1,553,000
           Depreciation and amortization            2,390,000           (885,000)        1,505,000
           General and administrative                 866,000           (344,000)          522,000
           Interest and other (3)                   3,277,000         (1,716,000)        1,561,000
           Losses from unconsolidated
            joint ventures                            443,000                 --           443,000
           Minority interest in earnings of
            consolidated joint ventures (4)             6,000            149,000           155,000
                                              ----------------  -----------------  ----------------
                                                   10,400,000         (4,661,000)        5,739,000
         Income before income taxes                 8,476,000             31,000         8,507,000

         Benefit for income taxes                  (1,458,000)                --        (1,458,000)
                                              ----------------  -----------------  ----------------
         Net income                                $9,934,000            $31,000        $9,965,000
                                              ================  =================  ================

         The accompanying notes are an integral part of this pro forma statement of operations

         Notes:
         ------
         (1) Reflects the operations of the Multifamily and Industrial Operations directly identifiable with, and allocations of other costs and expenses related to, the Multifamily and Industrial Operations transferred by Realty to Pacific, and the operations of Baldwin Industrial Park, for the respective quarter ended March 31.

         (2) Estimated quarterly distributions to be received on Realty's investment in Pacific ($.39 per common share) less the amount of such distributions estimated to represent the return of capital ($.14 per common share).

         (3) Elimination of interest expense on real estate and other loans payable repaid or assumed by Pacific.

         (4) Elimination of minority interest in earnings of joint ventures resulting from Realty's acquisition of the Partnership interests and subsequent transfer to Pacific.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations


                      SANTA ANITA REALTY ENTERPRISES, INC.

The following narrative discusses Realty's results of operations for the three months ended March 31, 1994 and 1993, together with liquidity and capital resources as of March 31, 1994.

Results of Operations
- - - ---------------------

For the three months ended March 31, 1994, Realty's revenues were derived principally from the rental of real property and interest on investments. Total revenues were $15,803,000 compared with $18,876,000 reported for the comparable quarter of 1993, a 16.3% decrease. The lower 1994 revenues were primarily due to the fact that Realty sold its multifamily and industrial operations to Pacific Gulf Properties ("Pacific"), formerly a wholly-owned subsidiary, in February, 1994 and nonrecurring interest earned on a California Franchise Tax Board refund received in 1993. The sale to Pacific is discussed in Note 6.

Rental revenue from real estate properties accounted for $15,433,000 of the total revenues for the three months ended March 31, 1994, a 4.8% decrease from the $16,209,000 recorded for the first quarter of 1993.

The most significant source of rental revenue is the lease of the Santa Anita Racetrack. Revenues for the three months ended March 31, 1994 were $7,791,000, an increase of 8.7% from the $7,168,000 reported for the three months ended March 31, 1993. The increase in rental income resulted from more race days. The lease with LATC for Santa Anita Racetrack expires in December, 1994. It is anticipated by management that the lease will be renewed on terms which, in light of Operating Company's declining profitability, may result in reduced revenue to Realty.

Rental revenues from other real estate investments for the three months ended March 31, 1994 were $7,642,000, a decrease of 15.5% from those reported in the comparable period of 1993 of $9,041,000. The 1994 decrease is due primarily to the February 1994 sale by Realty of its multifamily and industrial operations to Pacific.

Interest and other income decreased 86.1% to $370,000 for the three months ended March 31, 1994 from $2,667,000 reported for the three months ended March 31, 1993. The decrease is primarily attributable to $2,284,000 of interest income reported in the first quarter of 1993 from a tax settlement with the California Franchise Tax Board.

Costs and expenses of $9,739,000 for the three months ended March 31, 1994 decreased 6.4% from those reported for the first quarter of 1993 of $10,400,000. The decrease is primarily due to the disposition of the multifamily and industrial operations offset by minor increases in general and administrative expenses associated with the sale noted above.

Net income for the three months ended March 31, 1994 was $6,064,000, a decrease of 39.0% compared with the $9,934,000 reported for the comparable period in 1993. The decrease in net income was due to the factors described above in addition to a $1,458,000 income tax benefit reported in the first quarter of 1993.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Liquidity and Capital Resources
- - - -------------------------------

Realty had liquidity available from a combination of short-and long-term sources. Short-term sources include cash and short-term investments of $20,581,000 at March 31, 1994.

In connection with the sale of properties to Pacific, Realty paid down its lines of credit by $44.3 million and transferred to Pacific $44.4 million of indebtedness associated with the apartment and industrial properties.

As of December 31, 1993, Realty was not in compliance with certain covenants contained in its credit agreements. Realty's lenders waived such noncompliance through April 30, 1994, conditioned among other things, on no additional borrowings under the credit agreements. Realty is currently in the process of negotiating an extension of the waivers and revised credit agreements with its lenders. Management is of the opinion that Realty will have sufficient liquidity from other sources during the renegotiation period.

Prior to the declaration of Realty's next quarterly dividend, the Board of Directors will consider whether Realty's current quarterly dividend of $.34 per share continues to be in the best long-term interests of the shareholders, taking into consideration a number of factors including Realty's operations subsequent to the completion of the Pacific transaction, the current bank negotiations and potential alternative uses of available cash including the development of existing assets. This determination may require a reduction in Realty's current dividend level.

Realty had approximately $22,537,000 of long-term receivable at March 31, 1993 with maturities ranging from 1994 to 2002. For the three months ended March 31, 1994, long-term receivables earned interest income of $370,000.

In the opinion of management, as of March 31, 1994, Realty's real estate investments had a market value substantially in excess of the historical costs and indebtedness related to such real estate investments. Management believes that this provides significant additional borrowing capacity.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations (Continued)


               SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

Operating Company is engaged in thoroughbred horse racing through its wholly-owned subsidiary, Los Angeles Turf Club, Incorporated ("LATC"), which leases the Santa Anita Racetrack ("Santa Anita") from Realty.

The following narrative discusses Operating Company's results of operations for the three months ended March 31, 1994 and 1993, together with liquidity and capital resources as of March 31, 1994.

Results of Operations
- - - ---------------------

Operating Company derives its revenues primarily from thoroughbred horse racing activities. For the three months ended March 31, live thoroughbred horse racing at Santa Anita Racetrack totaled 66 days in 1994 compared with 64 days in 1993. On-track attendance in the first quarter of 1994 was down 2.8% from the comparable year ago period while average daily attendance declined 5.8%. Total wagering and average daily wagering increased 17.2% and 13.7%, respectively, in the first quarter of 1994 compared with the year ago quarter. On-track wagering, inter-track wagering and interstate wagering increased .9%, 8.9% and 82.4%, respectively, in the first quarter of 1994 compared with the year ago quarter, primarily attributable to an increase in racing days for the first quarter of 1994 compared with the year ago quarter. The increase in interstate wagering is primarily attributable to an increase in the number of interstate wagering locations.

Total revenues and direct operating costs increased in the first quarter of 1994 compared with the year ago quarter due to an increase in race days and wagering at Santa Anita. Total revenues in the first quarter of 1994 were $34,466,000, up 2.3% from the restated revenues of $33,681,000 for the comparable year ago period. Direct horse racing operating costs in the first quarter of 1994 were $20,917,000, up 1.5% from $20,613,000 for the comparable year ago period.

Food and beverage revenues and cost of sales were lower in the first quarter of 1994 compared with the year ago period due to the decline in attendance and lower per capita spending. As a percentage of sales, cost of sales increased to 29.2% in the first quarter of 1994 compared with 27.5% in the first quarter of 1993.

General and administrative expenses were $3,060,000 in the first quarter of 1994, down 7.7% from the $3,314,000 from the comparable year ago period, primarily due to administrative staff reductions. Interest expense decreased to $106,000 in the third quarter of 1994 from $145,000 in the first quarter of 1993. Rental expense to Realty was $7,503,000 for the first quarter of 1994 compared with $6,913,000 reported in the first quarter of 1993. The increase in rental expense of 8.5% reflects the overall increase in wagering.

Operating Company reported net income of $39,000 or less than $.01 per share in the first quarter of 1994 compared with a restated net loss of $97,000 or $.01 per share in the first quarter of 1993 primarily due to the revenue and expense items previously discussed.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Seasonality
- - - -----------

Operating Company's operations are subject to seasonal fluctuations. Operating Company recognizes the majority of its revenues in the first quarter due to live racing activity at Santa Anita. Therefore, the results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.


Liquidity and Capital Resources
- - - -------------------------------

At March 31, 1994, Operating Company's sources of liquidity included cash and short-term investments of $28,169,000 and an unsecured line of credit with Realty of $10,000,000, of which approximately $3,100,000 was utilized in connection with a guarantee of a capital lease. Operating Company's ability to utilize Realty's line of credit is dependent upon Realty's liquidity and capital resources. As a result of Realty's noncompliance with certain covenants contained within its credit agreements, Realty is currently unable to borrow additional moneys under its lines of credit. Accordingly, borrowings by Realty under these agreements would not provide a source of liquidity for Operating Company. Realty is in the process of renegotiating its credit agreements. (See Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations - Realty - Liquidity and Capital Resources). For the three months ended March 31, 1994, short-term investments earned interest income of $93,000.

The cash balances and related interest income from short-term investments reflect seasonal variations associated with the Santa Anita meet. During the meet, large cash balances and short-term investments are maintained by LATC, including amounts to be disbursed for payment of license fees payable to the state, purses payable to horse owners and un-cashed winning pari-mutuel tickets payable to the public.

                   SANTA ANITA REALTY ENTERPRISES, INC. and
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                     For the Quarter Ended March 31, 1994


PART II  OTHER INFORMATION

Item 3.  Defaults on Senior Securities

                 As described in Managements' Discussion and Analysis of Financial Condition and Results of Operations Santa Anita Realty Enterprises, Inc. -Liquidity and Capital Resources, at December 31, 1993, Realty was not in compliance with certain financial covenants contained in its credit agreements, although Realty's lenders did waive such noncompliance through April 30, 1994. The indebtedness consists of approximately $36 million of revolving credit debt owed to three commercial banks. Realty is in the process of negotiating an extension of the waivers and is also negotiating revised credit agreements with the lenders.

Item 6.  Exhibits and Reports on Form 8-K

(a)              Reports on Form 8-K filed in the first quarter of 1994:

                 Form 8-K dated February 18, 1994 filed by Realty reporting on the Disposition of its Multifamily and Industrial Operations.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Operating Company and Realty have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


SANTA ANITA REALTY ENTERPRISES, INC.      SANTA ANITA OPERATING COMPANY



By /s/ Sherwood C. Chillingworth          By /s/ Stephen F. Keller
  -----------------------------------       ----------------------------------
  Sherwood C. Chillingworth                 Stephen F. Keller
  Vice Chairman of the Board and            Chairman of the Board, President
  Chief Executive Officer                   and Chief Executive Officer
  (Principal Executive Officer)             (Principal Executive Officer)

Dated:  May 13, 1994                      Dated:  May 13, 1994
      -------------------                       -------------------



By /s/ Brian L. Fleming                   By /s/ Richard D. Brumbaugh
  -----------------------------------       ----------------------------------
  Brian L. Fleming                          Richard D. Brumbaugh
  Executive Vice President and Chief        Vice President-Finance
  Financial Officer                         (Principal Financial and Accounting
  (Principal Financial and Accounting       Officer)
  Officer)


Dated:  May 13, 1994                      Dated:  May 13, 1994
      -------------------                       -------------------









                                              March 31, 1994
                                                 Form 10-Q