Form 10-Q
period 1994-06-30
SANTA ANITA OPERATING CO; SANTA ANITA REALTY ENTERPRISES INC
filed 1994-08-15
CIK 313749, 314661

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10 - Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1994
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________  to____________

  Commission file number 0-9109               Commission file number 0-9110

SANTA ANITA REALTY ENTERPRISES, INC.          SANTA ANITA OPERATING COMPANY
- - --------------------------------------     -----------------------------------
(Exact name of registrant as specified         (Exact name of registrant as
           in its charter)                       specified in its charter)


               Delaware                                 Delaware
- - ---------------------------------------    -----------------------------------
   (State or other jurisdiction of           (State or other jurisdiction of
   incorporation or organization)             incorporation or organization)

               95-3520818                               95-3419438
- - ---------------------------------------    -----------------------------------
  (I.R.S. Employer Identification No.)     (I.R.S. Employer Identification No.)

     301 West Huntington Drive,                  285 West Huntington Drive,
             Suite 405                                P.O.Box 60014
     Arcadia, California 91007                 Arcadia, California 91066-6014
- - --------------------------------------     -----------------------------------
(Address of principal executive             (Address of principal executive
 offices including zip code)                   offices including zip code)

           (818) 574-5550                            (818) 574-7223
- - -------------------------------------      -----------------------------------
   (Registrant's telephone number,            (Registrant's telephone number,
        including area code)                         including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes  X    No
                                                  ------    -----
The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on August 3, 1994 were:


Santa Anita Realty Enterprises, Inc.   11,256,353
Santa Anita Operating Company          11,143,853

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   Form 10-Q

                                     Index

                                                                        Page No.

PART I.    FINANCIAL INFORMATION                                             3
           Balance Sheets - June 30, 1994 and December 31, 1993 for
                  Santa Anita Realty Enterprises, Inc.                       4
                  Santa Anita Operating Company and Subsidiaries             5
                  Santa Anita Realty Enterprises, Inc. and Santa
                      Anita Operating Company and Subsidiaries Combined      6

           Statements of Operations - three months ended
              June 30, 1994 and 1993 for
                  Santa Anita Realty Enterprises, Inc.                       7
                  Santa Anita Operating Company and Subsidiaries             7
                  Santa Anita Realty Enterprises, Inc. and Santa
                      Anita Operating Company and Subsidiaries Combined      7

           Statements of Operations - six months ended
              June 30, 1994 and 1993 for
                  Santa Anita Realty Enterprises, Inc.                       8
                  Santa Anita Operating Company and Subsidiaries             8
                  Santa Anita Realty Enterprises, Inc. and Santa
                      Anita Operating Company and Subsidiaries Combined      8

          Statements of Cash Flows - six months ended
              June 30, 1994 and 1993 for
                  Santa Anita Realty Enterprises, Inc.                       9
                  Santa Anita Operating Company and Subsidiaries            11
                  Santa Anita Realty Enterprises, Inc. and Santa
                      Anita Operating Company and Subsidiaries Combined     12

           Notes to Financial Statements                                    14

           Managements' Discussion and Analysis of Financial
               Condition and Results of Operations                          19

PART II.   OTHER INFORMATION                                                25

SIGNATURES                                                                  27

EXHIBIT INDEX                                                               28

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   Form 10-Q

                    For the Six Months Ended June 30, 1994
                                  (Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying balance sheets as of June 30, 1994 and December 31, 1993 of Realty, Santa Anita Operating Company and Subsidiaries ("Operating Company"), and Realty and Operating Company combined, the statements of operations for the three and six months ended June 30, 1994 and 1993, and the related statements of cash flows for the six months ended June 30, 1994 and 1993, were prepared by Realty and Operating Company and are unaudited. In the opinion of the management of each company, the accompanying financial statements include all adjustments deemed necessary for a fair presentation.

The following financial statements should be read in conjunction with the accompanying notes.

                     SANTA ANITA REALTY ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                   (Unaudited)
                                                                     June 30,       December 31,
                                                                       1994            1993
                                                                 --------------    -------------
                                    ASSETS

Real estate assets
  Santa Anita Racetrack, less accumulated depreciation of
    $19,270,000 and $18,670,000, respectively                    $     7,119,000   $   6,997,000
  Commercial properties, less accumulated depreciation of
    $35,580,000 and $42,503,000, respectively (Note 6)               131,251,000     221,876,000
  Investments in unconsolidated joint ventures (Note 1)                2,543,000       3,616,000
  Real estate loans and advances receivable                           22,706,000      22,084,000
                                                                 ---------------   -------------
                                                                     163,619,000     254,573,000

Cash                                                                  15,991,000       7,633,000
Accounts receivable                                                    2,926,000       4,305,000
Prepaid expenses and other assets (Note 6)                            10,956,000       4,705,000
Due from Operating Company                                             4,730,000         469,000
                                                                 ---------------   -------------
                                                                 $   198,222,000   $ 271,685,000
                                                                 ===============   =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable (Note 6)                               $    83,312,000   $ 106,731,000
Other loans payable (Note 6)                                          33,488,000      77,913,000
Accounts payable                                                       2,335,000       3,678,000
Other liabilities                                                     10,322,000      15,346,000
Dividends payable                                                      2,251,000       3,788,000
                                                                 ---------------   -------------
                                                                     131,708,000     207,456,000
                                                                 ---------------   -------------

Minority interest in consolidated joint ventures                      (4,680,000)     (4,590,000)

Shareholders' equity
  Preferred stock; $.10 par value; authorized 6,000,000
    shares; none issued                                                        -               -
  Common stock, $.10 par value; authorized 19,000,000
    shares; issued and outstanding 11,256,353 shares                   1,125,000       1,125,000
  Additional paid-in capital                                         117,084,000     117,084,000
  Retained earnings (deficit)                                        (47,015,000)    (49,390,000)
                                                                 ---------------   -------------
                                                                      71,194,000      68,819,000
                                                                 ---------------   -------------
                                                                 $   198,222,000   $ 271,685,000
                                                                 ===============   =============

See accompanying notes.

                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                   (Unaudited)
                                                                     June 30,      December 31,
                                                                       1994            1993
                                                                  --------------   -------------
                                    ASSETS
Current assets
  Cash                                                                  $288,000      $9,695,000
  Short-term investments, at cost (approximates market)               16,854,000       4,693,000
  Accounts receivable                                                  2,390,000       2,789,000
  Prepaid expenses and other assets                                      253,000       1,434,000
                                                                    ------------    ------------
       Total current assets                                           19,785,000      18,611,000
                                                                    ------------    ------------

Investment in common stock of Realty                                   2,122,000       2,179,000
Property, plant and equipment, at cost
  Machinery and other equipment                                       22,335,000      21,943,000
  Leasehold improvements                                              21,238,000      20,976,000
                                                                    ------------    ------------
                                                                      43,573,000      42,919,000
  Less accumulated depreciation                                      (23,229,000)    (21,088,000)
                                                                    ------------    ------------
                                                                      20,344,000      21,831,000
                                                                    ------------    ------------

                                                                     $42,251,000     $42,621,000
                                                                    ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                    $5,363,000     $10,070,000
  Other liabilities                                                   13,348,000      10,117,000
  Other loans payable                                                    759,000         726,000
                                                                    ------------    ------------
        Total current liabilities                                     19,470,000      20,913,000
                                                                    ------------    ------------

Other loans payable                                                    2,141,000       2,528,000
Deferred revenues                                                        971,000       2,872,000
Due to Realty                                                          4,730,000         469,000
Deferred income taxes                                                  3,565,000       3,565,000
                                                                    ------------    ------------
                                                                      30,877,000      30,347,000
                                                                    ------------    ------------

Shareholders' equity
  Preferred stock; $.10 par value; authorized 6,000,000
    shares; none issued                                                      -               -
  Common stock, $.10 par value; authorized 19,000,000
    shares; issued and outstanding 11,143,853 and
    11,140,853 shares, respectively                                    1,114,000       1,114,000
  Additional paid-in capital                                          20,596,000      20,592,000
  Retained earnings (deficit)                                        (10,336,000)     (9,432,000)
                                                                    ------------    ------------
                                                                      11,374,000      12,274,000
                                                                    ------------    ------------

                                                                     $42,251,000     $42,621,000
                                                                    ============    ============

See accompanying notes.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                            COMBINED BALANCE SHEETS

                                                                    (Unaudited)
                                                                      June 30,      December 31,
                                                                        1994            1993
                                                                    ------------    ------------
                                    ASSETS
Real estate assets
  Santa Anita Racetrack, less accumulated depreciation of
    $19,270,000 and $18,670,000, respectively                       $  7,119,000    $  6,997,000
  Commercial properties, less accumulated depreciation of
    $34,070,000 and $41,079,000, respectively (Note 6)               126,293,000     216,832,000
  Investments in unconsolidated joint ventures (Note 1)                2,543,000       3,616,000
  Real estate loans and advances receivable                           22,706,000      22,084,000
                                                                    ------------    ------------
                                                                     158,661,000     249,529,000

Cash                                                                  16,279,000      17,328,000
Short-term investments, at cost (approximates market)                 16,854,000       4,693,000
Accounts receivable                                                    5,316,000       7,094,000
Prepaid expenses and other assets (Note 6)                            12,863,000       7,493,000
Property, plant and equipment, at cost, less accumulated
  depreciation of $23,229,000 and $21,088,000, respectively           20,344,000      22,129,000
                                                                    ------------    ------------
                                                                    $230,317,000    $308,266,000
                                                                    ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable (Note 6)                                  $ 83,312,000    $106,731,000
Other loans payable (Note 6)                                          36,388,000      81,167,000
Accounts payable                                                       7,698,000      13,748,000
Other liabilities                                                     23,670,000      25,463,000
Dividends payable                                                      2,251,000       3,788,000
Deferred revenues                                                        971,000       2,872,000
Deferred income taxes                                                  3,565,000       3,565,000
                                                                    ------------    ------------
                                                                     157,855,000     237,334,000
                                                                    ------------    ------------

Minority interest in consolidated joint ventures                      (4,680,000)     (4,590,000)

Shareholders' equity
  Preferred stock; $.10 par value; authorized 6,000,000
    shares; none issued                                                      -               -
  Common stock, $.10 par value; authorized 19,000,000
    shares; issued and outstanding 11,143,853 and
    11,140,853 shares, respectively                                    2,227,000       2,227,000
  Additional paid-in capital                                         134,615,000     134,554,000
  Retained earnings (deficit)                                        (59,700,000)    (61,259,000)
                                                                    ------------    ------------
                                                                      77,142,000      75,522,000
                                                                    ------------    ------------
                                                                    $230,317,000    $308,266,000
                                                                    ============    ============

See accompanying notes.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                     STATEMENTS OF OPERATIONS (Unaudited)
                   (000's Omitted Except Per Share Amounts)

                                             Three Months Ended June 30, 1994           Three Months Ended June 30, 1993
                                          -----------------------------------------  -------------------------------------------
                                                   Operating   Adjustments                    Operating    Adjustments
                                                   Company &      and                         Company &      and
                                          Realty  Subsidiaries Elimination Combined  Realty   Subsidiaries Elimination Combined
                                          -----------------------------------------  --------------------------------------------
                                                                                                 (Restated)
Revenues (Note 2)
 Horse racing (Note 5)                               $12,675               $12,675              $10,516                 $10,516
 Food and beverage                                     2,367                 2,367                2,298                   2,298
 Rental property (Note 6)                 $8,586               ($3,060)(a)   5,526   $11,504               ($1,917)(a)    9,587
 Interest and other                          416         252       (40)(b)     628     1,318        211                   1,529
                                          ------------------               -------   ------------------                 -------
                                           9,002      15,294                21,196    12,822     13,025                  23,930
                                          ------------------               -------   ------------------                 -------
Costs and expenses (Note 2)
 Direct horse racing operating costs                   9,740                 9,740                8,595                   8,595
 Food and beverage cost of sales                         816                   816                  593                     593
 Rental property operating  expenses
   (Note 6)                                1,530                             1,530     3,725                              3,725
 Depreciation and amortization
    (Note 6)                               1,534         552       (43)(c)   2,043     2,246        609        (43)(c)    2,812
 General and administrative
    (Note 6)                                 766       1,958                 2,724       780      2,648                   3,428
 Interest (Note 6)                         1,839         112                 1,951     3,350        132                   3,482
 Losses from unconsolidated
    joint ventures                           444                               444       442                                442
 Minority interest in earnings
    of consolidated joint ventures
    (Note 6)                                 499                               499        48                                 48
 Rental expense to Realty                              3,060    (3,060)(a)                        1,917     (1,917)(a)
                                          ------------------               -------   ------------------                 -------
                                           6,612      16,238                19,747    10,591     14,494                  23,125
                                          ------------------               -------   ------------------                 -------
Income (loss) before
 income taxes                               2,390       (944)                1,449     2,231     (1,469)                    805
Benefit for income taxes                                                              (1,065)                            (1,065)
                                          ------------------               -------   ------------------                 -------
Net income (loss) (Notes 3 & 5)            $2,390      ($944)               $1,449    $3,296    ($1,469)                 $1,870
                                          ==================               =======   ==================                 =======
Weighted average number of
 common shares outstanding                 11,256     11,144                11,144    11,256     11,141                  11,141
                                          ==================               =======   ==================                 =======
Net income (loss) per
 common share (Notes 3 & 5)                  $.21      $(.08)                 $.13      $.29      $(.13)                   $.17
                                          ==================               =======   ==================                 =======
Dividends declared per
 common share (Note 4)                      $0.20                            $0.20      $.34                               $.34
                                          =======                          =======   =======                            =======

(a) to eliminate inter-entity rent
(b) to eliminate inter-entity dividends
(c) to eliminate depreciation resulting from inter-entity sales

See accompanying notes.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                     STATEMENTS OF OPERATIONS (Unaudited)
                   (000's Omitted Except Per Share Amounts)

                                                 Six Months Ended June 30, 1994                 Six Months Ended June 30, 1993
                                           --------------------------------------------  ------------------------------------------
                                                      Operating   Adjustments                    Operating     Adjustments
                                                      Company &      and                         Company &         and
                                            Realty  Subsidiaries  Elimination  Combined  Realty  Subsidiaries  Elimination Combined
                                           --------------------------------------------  ------------------------------------------
Revenues (Note 2)
 Horse racing                                          $42,914                 $42,914            $39,592                  $39,592
 Food and beverage                                       6,466                   6,466              6,766                    6,766
 Rental property (Note 6)                   $24,019               ($10,563)(a)  13,456   $27,713               ($8,830)(a)  18,883
 Interest and other                             786        380         (79)(b)   1,087     3,985      348          (39)(b)   4,294
                                            ------------------                 -------   ----------------                  -------
                                             24,805     49,760                  63,923    31,698   46,706                   69,535
                                            ------------------                 -------   ----------------                  -------
Costs  and expenses (Note 2)
 Direct horse racing operating costs                    30,657                  30,657             29,208                   29,208
 Food and beverage cost of sales                         2,011                   2,011              1,822                    1,822
 Rental property operating  expenses
    (Note 6)                                  4,648                              4,648     7,143                             7,143
 Depreciation and amortization
    (Note 6)                                  3,480      2,198         (86)(c)   5,592     4,636    2,173          (86)(c)   6,723
 General and administrative
    (Note 6)                                  1,790      5,018                   6,808     1,646    5,962                    7,608
 Interest (Note 6)                            4,779        218                   4,997     6,627      277                    6,904
 Losses from unconsolidated
    joint ventures                              895                                895       885                               885
 Minority interest in earnings of
    consolidated joint ventures
    (Note 6)                                    759                                759        54                                54
 Rental expense to Realty                                10,563    (10,563)(a)                      8,830       (8,830)(a)
                                            -------------------                 -------  ----------------                  -------
                                             16,351      50,665                 56,367    20,991   48,272                   60,347
                                            -------------------                -------   ----------------                  -------
Income (loss) before
 income taxes                                 8,454        (905)                 7,556    10,707   (1,566)                   9,188
Benefit for income taxes                                                                  (2,523)                           (2,523)
                                            -------------------                -------   ----------------                  -------
Net income (loss) (Note 3)                   $8,454       ($905)                $7,556   $13,230  ($1,566)                 $11,711
                                            ===================                =======   ================                  =======
Weighted average number of
 common shares outstanding                   11,256      11,142                 11,142    11,256   11,141                   11,141
                                            ===================                =======   ================                  =======

Net income (loss) per
 common share (Note 3)                         $.75       $(.08)                  $.68     $1.18    $(.14)                   $1.05
                                            ===================                =======   ================                  =======
Dividends declared per
 common share (Note 4)                        $0.54                              $0.54      $.68                              $.68
                                            =======                            =======   =======                           =======

(a) to eliminate inter-entity rent
(b) to eliminate inter-entity dividends
(c) to eliminate depreciation resulting from inter-entity sales

See accompanying notes.

                     SANTA ANITA REALTY ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Six Months Ended June 30,

                                                                   (Unaudited)
                                                           ----------------------------
                                                               1994            1993
                                                           ------------     -----------
Cash flows from operating activities:
  Net income                                                 $8,454,000     $13,230,000
  Adjustments to reconcile net income to net cash provided
   by operating activities
     Depreciation and amortization                            3,480,000       4,636,000
     Minority interest in earnings of consolidated
       joint ventures                                           759,000          54,000
     Equity in losses of unconsolidated
       joint ventures                                           895,000         885,000
     Net decrease (increase) in certain other assets          2,672,000      (4,850,000)
     Net (decrease) increase  in certain other liabilities   (1,288,000)      3,094,000
                                                           ------------     -----------
       Net cash provided by operating activities             14,972,000      17,049,000
                                                           ------------     -----------

Cash flows from investing activities:
  Proceeds from disposition of Multifamily and Industrial
   Operations                                                44,425,000             -
  Origination of loans and advances receivable                 (841,000)       (514,000)
  Payments received on loans receivable                             -           147,000
  Additions and improvements to real estate assets          (10,490,000)    (12,735,000)
  Investment in unconsolidated joint venture                    192,000             -
                                                           ------------     -----------
       Net cash provided by (used in) investing activities   33,286,000     (13,102,000)
                                                           ------------     -----------

Cash flows from financing activities:
  Proceeds from real estate loans payable                    21,077,000             -
  Proceeds from other loans payable                                 -         9,527,000
  Repayment of real estate loans payable                       (206,000)       (479,000)
  Repayment of other loans payable                          (44,425,000)            -
  Net increase in due from Operating Company                 (4,261,000)     (5,071,000)
  Net  (decrease) increase in certain other liabilities      (3,620,000)      2,379,000
  Dividends paid                                             (7,615,000)     (7,654,000)
  Distributions to minority interest in
   consolidated joint ventures, net                            (850,000)       (846,000)
                                                           ------------     -----------
       Net cash used in financing activities                (39,900,000)     (2,144,000)
                                                           ------------     -----------

Net increase in cash and cash equivalents                     8,358,000       1,803,000
Cash and cash equivalents at beginning of year                7,633,000       1,671,000
                                                           ------------     -----------
Cash and cash equivalents at June 30                       $ 15,991,000     $ 3,474,000
                                                           ============     ===========

See accompanying notes.

                     SANTA ANITA REALTY ENTERPRISES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS  (CONTINUED)
                    For the Six Months Ended June 30, 1994



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

See accompanying notes.

                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Six Months Ended June 30,

                                                            (Unaudited)
                                                     ---------------------------
                                                        1994            1993
                                                     -----------    ------------
Cash flows from operating activities:
  Net loss                                            ($905,000)    ($1,566,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities
     Depreciation and amortization                     2,198,000       2,173,000
     Deferred income taxes                                   -           223,000
     Net decrease (increase) in certain other assets   1,526,000      (1,339,000)
     Net decrease in certain other liabilities        (3,379,000)       (886,000)
                                                     -----------    ------------
       Net cash used in operating activities            (560,000)     (1,395,000)
                                                     -----------    ------------

Cash flows from investing activities:
  Additions to property, plant and equipment            (654,000)     (1,132,000)
  Sale of Realty stock                                    57,000             -
                                                     -----------    ------------
       Net cash used in investing activities            (597,000)     (1,132,000)
                                                     -----------    ------------

Cash flows from financing activities:
  Repayment of other loans payable                      (354,000)       (325,000)
  Net increase in due to Realty                        4,261,000       5,071,000
  Proceeds from stock issued in connection with
   exercise of stock options                               4,000             -
                                                     -----------    ------------
       Net cash provided by financing activities       3,911,000       4,746,000
                                                     -----------    ------------

Net increase in cash and cash equivalents              2,754,000       2,219,000
Cash and cash equivalents at beginning of year        14,388,000       9,976,000
                                                     -----------    ------------
Cash and cash equivalents at June 30                 $17,142,000     $12,195,000
                                                     ===========     ===========

See accompanying notes.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                       COMBINED STATEMENTS OF CASH FLOWS
                       For the Six Months Ended June 30,

                                                                    (Unaudited)
                                                            ---------------------------
                                                                1994           1993
                                                            -----------    ------------
Cash flows from operating activities:
  Net income                                                 $7,556,000     $11,711,000
  Adjustments to reconcile net income to net cash provided
   by operating activities
     Depreciation and amortization                            5,592,000       6,723,000
     Minority interest in earnings of consolidated
       joint ventures                                           759,000          54,000
     Equity in losses of unconsolidated
       joint ventures                                           895,000         885,000
     Deferred income taxes                                            -         223,000
     Net decrease (increase) in certain other assets          4,198,000      (6,189,000)
     Net (decrease) increase in certain other liabilities    (4,667,000)      4,587,000
                                                            -----------    ------------
       Net cash provided by operating activities             14,333,000      17,994,000
                                                            -----------    ------------

Cash flows from investing activities:
  Proceeds from disposition of Multifamily and Industrial
   Operations                                                44,425,000               -
  Origination of loans and advances receivable                 (841,000)       (514,000)
  Payments received on loans receivable                               -         147,000
  Additions to property, plant and equipment                   (654,000)     (1,132,000)
  Additions and improvements to real estate assets          (10,490,000)    (12,735,000)
  Investment in unconsolidated joint venture                    192,000               -
                                                            -----------    ------------
       Net cash provided by (used in) investing activities   32,632,000     (14,234,000)
                                                            -----------    ------------

Cash flows from financing activities:
  Proceeds from real estate loans payable                    21,077,000               -
  Proceeds from other loans payable                                   -       9,527,000
  Repayment of real estate loans payable                       (206,000)       (479,000)
  Repayment of other loans payable                          (44,779,000)       (325,000)
  Distributions to minority interest in
   consolidated joint  ventures, net                           (850,000)       (846,000)
  Dividends paid                                             (7,536,000)     (7,615,000)
  Net (decrease) increase in certain other liabilities       (3,620,000)              -
  Proceeds from stock issued in connection with
   exercise of stock options                                     61,000               -
                                                            -----------    ------------
       Net cash (used in) provided by financing activities  (35,853,000)        262,000
                                                            -----------    ------------

Net increase  in cash and cash equivalents                   11,112,000       4,022,000
Cash and cash equivalents at beginning of year               22,021,000      11,647,000
                                                            -----------    ------------
Cash and cash equivalents at June 30                        $33,133,000     $15,669,000
                                                            ===========     ===========

                            See accompanying notes.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                       COMBINED STATEMENTS OF CASH FLOWS
                    For the Six Months Ended June 30, 1994


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

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES


NOTES TO FINANCIAL STATEMENTS - June 30, 1994

Note (1) Realty's investment in unconsolidated joint ventures include investments in the following commercial real estate ventures:

               Name                      Ownership             Project
          ----------------             ------------          -----------------
          Joppa Associates                33-1/3%              Retail
          H-T Associates                    50%                Regional Mall

          Unaudited combined condensed financial statement information for unconsolidated joint ventures as of June 30, 1994 and December 31, 1993, and for the six months ended June 30, is as follows:

                                         June 30,              December 31,
                                           1994                   1993
                                      ------------             ------------
             Assets                   $211,935,000             $212,979,000
                                      ============             ============

             Liabilities
                Advances from Realty    $8,934,000               $8,375,000
                Other                  196,158,000              200,735,000
                                      ------------             ------------
                                      $205,092,000             $209,110,000
                                      ============             ============

             Partners' equity
                Realty                  $2,543,000               $3,616,000
                Others                    (702,000)                 253,000
                                      ------------             ------------
                                        $1,841,000               $3,869,000
                                      ============             ============
                                            Six Months Ended June 30,
                                           1994                   1993
                                      ------------             ------------

             Revenues                  $10,557,000               $9,375,000
                                      ============             ============

             Net loss
                Realty                   ($895,000)               ($885,000)
                Others                    (644,000)                (579,000)
                                      -------------            ------------
                                       ($1,539,000)             ($1,464,000)
                                      =============            ============

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

Note (5) Operating Company's year-ago results for the second quarter have been restated to exclude a retroactive reduction in the fees due to the State of California. As a result of this restatement, the first quarter of 1993 now reflects a $517,000 increase in wagering revenues and net income, and the second quarter of 1993 now reflects a $517,000 decrease in wagering revenues and net income.

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

         Pursuant to the Purchase and Sale Agreement, Pacific agreed to buy Realty's interest in Baldwin Industrial Park subject to satisfaction of certain conditions, for a minimum price of $8.9 million payable in additional shares of Pacific common stock, with the final price dependent upon completion of negotiations with the other owners of Baldwin Industrial Park and an appraisal process. Pacific has issued to Realty letters of credit totaling $2.5 million to secure its obligation to acquire Realty's interest in Baldwin Industrial Park and pay for the corporate headquarters building and other assets related to the Transferred Properties.

         As a result of the $10,974,000 loss recorded on the transaction in the fourth quarter of 1993, the sale of the Transferred Properties to Pacific on February 18, 1994 resulted in no gain or loss being recognized on the transaction in 1994. In consideration of the sale of the Transferred Properties, Realty received approximately $44.4 million in cash and 149,900 shares of the common stock of Pacific. In addition, Realty was relieved of approximately $44.3 million of mortgage debt on the Transferred Properties. Realty will also receive, at the time the sale of its interest in Baldwin Industrial Park is completed, up to $1.2 million in additional common stock of Pacific as consideration for its corporate headquarters and other net assets related to the Transferred Properties. If the Baldwin Industrial Park portion of the transaction described above does not occur, an additional loss will be recognized by Realty in 1994. The loss could approximate as much as $5,900,000 depending upon whether the full $2.5 million in letters of credit are drawn.

         The following unaudited pro forma condensed balance sheet of Realty is presented as if the Baldwin Industrial Park transaction had occurred on June 30, 1994. The unaudited pro forma condensed balance sheet is not necessarily indicative of what the actual financial position of Realty would have been at June 30, 1994 nor does it purport to represent the future financial position of Realty.

                                                                             June 30, 1994
                                                        ----------------------------------------------------------
                                                          Realty                                         Realty
                                                         Historical                                     Pro Forma
                                                         Cost Basis               Adjustments          (unaudited)
                                                        --------------           ------------          ------------
          Real estate assets
             Santa Anita Racetrack, net                  $  7,119,000                       -          $  7,119,000
             Commercial properties, net                   131,251,000              (8,830,000)          122,421,000
             Investments in unconsolidated
                joint ventures                              2,543,000                       -             2,543,000
             Real estate loans and
                advances receivable                        22,706,000                       -            22,706,000
                                                        --------------           ------------          ------------
                                                          163,619,000              (8,830,000)          154,789,000
                                                        --------------           ------------          ------------
          Cash                                             15,991,000              (1,194,000)           14,797,000
          Other assets (b)(c)                              18,612,000               2,936,000            21,548,000
                                                        --------------           ------------          ------------
                                                         $198,222,000             $(7,088,000)         $191,134,000
                                                        ==============           ============          ============
          Real estate loans payable                      $ 83,312,000             $(9,428,000)         $ 73,884,000
          Other loans payable                              33,488,000                       -            33,488,000
          Other liabilities                                14,908,000                (342,000)           14,566,000
                                                        --------------           ------------          ------------
                                                          131,708,000              (9,770,000)          121,938,000
                                                        --------------           ------------          ------------
          Minority interest in consolidated
             joint ventures                                (4,680,000)              2,682,000            (1,998,000)
          Shareholders' equity                             71,194,000                       -            71,194,000
                                                        --------------           ------------          ------------
                                                         $198,222,000             $(7,088,000)         $191,134,000
                                                        ==============           ============          ============

 The accompanying notes are an integral part of this pro forma balance sheet.

         Notes:
         ------
         (a) Reflects the disposition of the assets and liabilities of the Baldwin Industrial Park as if the transaction had occurred on June 30, 1994.

         (b) The historical balance at June 30, 1994 includes Realty's investment in Pacific stock of $2,738,000 and a receivable from Pacific of $1,200,000 relating to the consideration for Realty's corporate headquarters and net other assets related to the Transferred Properties. The pro forma balance at June 30, 1994 includes Realty's investment in Pacific stock of $12,802,000.

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

         The following unaudited pro forma statements of operations of Realty are presented as if both parts of the transaction had occurred as of the beginning of the period presented. The unaudited pro forma statements of operations are not necessarily indicative of what the actual results of operations would have been if the entire transaction had been consummated as of the beginning of the period presented nor do they purport to represent the results of operations of Realty for any future period .

                                                              For the Six Months Ended June 30, 1994
                                                     ---------------------------------------------------------
                                                        Realty                                       Realty
                                                      Historical                                   Pro Forma
                                                      Cost Basis           Adjustments (1)        (Unaudited)
                                                     -----------           ---------------        ------------
         Revenues
            Rental property                           $24,019,000            $(4,067,000)          $19,952,000
            Interest and other (2)                        786,000                309,000             1,095,000
                                                     ------------            -----------           -----------
                                                       24,805,000             (3,758,000)           21,047,000
                                                     ------------            -----------           -----------
         Costs and expenses
            Rental property operating
               expenses                                 4,648,000             (1,630,000)            3,018,000
            Depreciation and amortization               3,480,000               (672,000)            2,808,000
            General and administrative                  1,790,000               (225,000)            1,565,000
            Interest and other (3)                      4,779,000             (1,344,000)            3,435,000
            Losses from unconsolidated
               joint ventures                             895,000                      -               895,000
            Minority interest in earnings of
               consolidated joint ventures (4)            759,000               (348,000)              411,000
                                                     ------------            -----------           -----------
                                                       16,351,000             (4,219,000)           12,132,000
                                                     ------------            -----------           -----------
         Net income                                   $ 8,454,000            $   461,000           $ 8,915,000
                                                     ============            ===========           ===========

              The accompanying notes are an integral part of this
                      pro forma statement of operations.

                                                              For the Six Months Ended June 30, 1993
                                                     ---------------------------------------------------------
                                                        Realty                                       Realty
                                                      Historical                                   Pro Forma
                                                      Cost Basis           Adjustments (1)        (Unaudited)
                                                     -----------           ---------------        ------------
         Revenues
            Rental property                           $27,713,000            $(9,589,000)          $18,124,000
            Interest and other (2)                      3,985,000                338,000             4,323,000
                                                     ------------            -----------           -----------
                                                       31,698,000             (9,251,000)           22,447,000
                                                     ------------            -----------           -----------
         Costs and expenses
            Rental property operating
               expenses                                 7,143,000             (3,858,000)            3,285,000
            Depreciation and amortization               4,636,000             (1,706,000)            2,930,000
            General and administrative                  1,646,000               (681,000)              965,000
            Interest and other (3)                      6,627,000             (3,601,000)            3,026,000
            Losses from unconsolidated
               joint ventures                             885,000                      -               885,000
            Minority interest in earnings of
               consolidated joint ventures (4)             54,000                294,000               348,000
                                                     ------------            -----------           -----------
                                                       20,991,000             (9,552,000)           11,439,000
                                                     ------------            -----------           -----------
         Income before income taxes                    10,707,000                301,000            11,008,000
         Benefit for income taxes                      (2,523,000)                     -            (2,523,000)
                                                     ------------            -----------           -----------
         Net income                                   $13,230,000            $   301,000           $13,531,000
                                                     ============            ===========           ===========

              The accompanying notes are an integral part of this
                      pro forma statement of operations.

         Notes:
         ------

         (1) Reflects the operations of the Multifamily and Industrial Operations directly identifiable with, and allocations of other costs and expenses related to, the Multifamily and Industrial Operations transferred by Realty to Pacific, and the operations of Baldwin Industrial Park, for the respective six months ended June 30.

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

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations


                      SANTA ANITA REALTY ENTERPRISES, INC.

The following narrative discusses Realty's results of operations for the three months and six months ended June 30, 1994 and 1993, together with liquidity and capital resources as of June 30, 1994.

RESULTS OF OPERATIONS

Realty's revenues are derived principally from the rental of real property and interest on investments. Total revenues for the three months ended June 30, 1994 were $9,002,000, compared with $12,822,000 for the similar period in 1993, a decrease of 29.8%. Total revenues for the six months ended June 30, 1994 were $24,805,000, compared with $31,698,000 for the six months ended June 30, 1993, a decrease of 21.7%. The lower 1994 revenues were primarily due to Realty selling its multifamily and industrial operations to Pacific Gulf Properties Inc. ("Pacific"), formerly a wholly-owned subsidiary, in February, 1994 and to nonrecurring interest earned on a California Franchise Tax Board refund received in 1993. The sale to Pacific is discussed in Note 6 and the nonrecurring interest is discussed below.

The single most significant source of rental revenue is the lease of Santa Anita Racetrack. Such revenues for the quarter ended June 30, 1994 were $3,060,000, an increase of 39.5% from revenues of $2,195,000 in the year ago quarter. Revenues for the six months ended June 30, 1994 were $10,852,000, an increase of 15.9% from revenues of $9,363,000 in the same period in 1993. The increase in rental revenue resulted from more race days in 1994. The lease with LATC for Santa Anita Racetrack expires in December, 1994. It is anticipated by management that the lease will be renewed on terms which may result in reduced revenue to Realty.

Rental revenues from other real estate investments for the three months ended June 30, 1994 were $5,526,000, a decrease of 40.6% from revenues of $9,309,000 in the same period in 1993. Rental revenues from other real estate investments for the six months ended June 30, 1994 were $13,167,000, a decrease of 26.7% from revenues of $18,350,000 in the same 1993 period. The 1994 decrease is due primarily to the February 1994 sale by Realty of its multifamily and industrial operations.

Interest and other income was $416,000 for the three months ended June 30, 1994, compared with $1,318,000 in the same period in 1993. Interest and other income was $786,000 for the six months ended June 30, 1994, compared with $3,985,000 in the same 1993 period. The decrease is primarily attributable to interest income of $927,000 and $3,211,000 in the three month and six month periods ended June 30, 1993, related to a tax settlement with the California Franchise Tax Board. The settlement was for tax years prior to 1980 related to Realty's predecessor. In addition to the interest earned on the settlement, income tax benefits were $1,065,000 and $2,523,000 in the 1993 three month and six month periods.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Costs and expenses were $6,612,000 for the three months ended June 30, 1994, a decrease of 37.6%, from $10,591,000 in the year ago quarter. Costs and expenses of $16,351,000 for the six months ended June 30, 1994, decreased 22.1% from $20,991,000 in the 1993 six month period. The decreases are primarily due to the disposition of the multifamily and industrial operations which were partially offset by minor increases in general and administrative expenses associated with the sale noted above.

Net income for the three months ended June 30, 1994 was $2,390,000 compared with $3,296,000 in the year ago quarter. Net income for the 1994 six months was $8,454,000 compared with $13,230,000 a year ago. The decreases were primarily due to interest income and income tax benefits in 1993 related to the California Franchise Tax Board settlement which were partially offset by the increase in rental revenues from Santa Anita Racetrack in 1994. The sale of the multifamily and industrial operations in February 1994 had an insignificant impact on net income for the three months and six months ended June 30, 1994 compared with the same periods in 1993.

LIQUIDITY AND CAPITAL RESOURCES

Realty had liquidity available from a combination of short-and long-term sources. Short-term sources include cash and short-term investments of $15,991,000 at June 30, 1994.

In connection with the sale of properties to Pacific, Realty paid down its lines of credit by $44,290,000 and transferred to Pacific $44,425,000 of indebtedness associated with the apartment and industrial properties sold.

As of December 31, 1993, March 31, 1994 and June 30, 1994, Realty was not in compliance with certain covenants contained in its existing credit agreements.
A waiver from Realty's existing lenders of such noncompliance expired on April 30, 1994. Realty is in the process of negotiating an extension of such waiver that will, through November 14, 1994, waive all existing noncompliance. It is anticipated that such waiver will contain certain terms and conditions, including a continuation of a prohibition against additional borrowings under Realty's existing credit agreements and a requirement to repay all outstanding obligations under those credit agreements by November 14, 1994. Although there can be no assurance that Realty's existing lenders will grant such extended waiver, management believes that such waiver will be executed in the near future. In addition, Realty has received a commitment from a new lender to provide interim financing, if required, of up to $33,500,000 to be used to repay the outstanding obligations under the existing credit agreements (currently $33,488,000). Realty is also currently negotiating a new long term credit facility with such new lender which would provide an amount sufficient to refinance Realty's existing credit agreement obligations (or, if applicable, the obligations under such new lender's interim financing) and an additional line of credit to be used for general corporate purposes. In management's opinion, Realty will generate sufficient liquidity from other sources during the negotiation of its new long term credit facility to provide for its operating needs.

On June 2, 1994, the Board of Directors established a revised annual dividend rate of $0.80 per share, effective with the next quarterly dividend of $0.20 per share payable on July 22, 1994. Previously the annual dividend rate had been $1.36 per share. The revised annual rate is expected to reduce annual dividends by $6,300,000.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Realty had $22,706,000 of long-term receivables at June 30, 1994 with maturities ranging from 1994 to 2002. For the six months ended June 30, 1994, long-term receivables earned interest income of $786,000.

In the opinion of management, as of June 30, 1994, Realty's real estate investments had market value substantially in excess of the historical costs and indebtedness related to such real estate investments. Management believes that this provides significant additional borrowing capacity.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations (Continued)

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

Operating Company is engaged in thoroughbred horse racing through its wholly-owned subsidiary, Los Angeles Turf Club, Incorporated ("LATC"), which leases the Santa Anita Racetrack ("Santa Anita") from Realty.

The following narrative discusses Operating Company's results of operations for the three and six months ended June 30, 1994 and 1993, together with liquidity and capital resources as of June 30, 1994.

RESULTS OF OPERATIONS -- SECOND QUARTER 1994 COMPARED WITH SECOND QUARTER 1993

Operating Company derives its revenues primarily from thoroughbred horse racing activities. For the three months ended June 30, live thoroughbred horse racing at Santa Anita Racetrack totaled 19 days in 1994 compared with 14 days in 1993. On-track attendance in the second quarter of 1994 was up 28.6% from the comparable year ago period while average daily attendance declined 5.2%. Total wagering and average daily wagering increased 64.3% and 21.1%, respectively, in the second quarter of 1994 compared with the year ago quarter. On-track wagering, inter-track wagering and interstate wagering increased 28.4%, 53.0% and 148.2%, respectively, in the second quarter of 1994 compared with the year ago quarter, primarily attributable to an increase in racing days for the second quarter of 1994 compared with the year ago quarter. The increase in interstate wagering is primarily attributable to an increase in the number of interstate wagering locations.

Also, in the second quarter ended June 30, Santa Anita Racetrack operated 48 days in 1994 and 52 days in 1993 as a satellite wagering facility for Hollywood Park. Total attendance and wagering as a satellite wagering facility were down 11.1% and 10.0%, respectively, in the second quarter of 1994 compared with the year ago quarter. Average daily attendance and average wagering were down 3.7% and 2.4%, respectively, for the second quarter of 1994 compared with the year ago quarter.

Total revenues and direct operating costs increased in the second quarter of 1994 compared with the year ago quarter due to an increase in race days and wagering at Santa Anita. Total revenues in the second quarter of 1994 were $15,294,000, up 17.4% from the restated revenues of $13,025,000 for the comparable year ago period. Direct horse racing operating costs in the second quarter of 1994 were $9,740,000, up 13.3% from $8,595,000 for the comparable year ago period.

Food and beverage revenues and cost of sales were also higher in the second quarter of 1994 compared with the comparable year ago period due to the increase in race days. As a percentage of sales, cost of sales increased to 34.5% in the second quarter of 1994 compared with 25.8% in the second quarter of 1993.

General and administrative expenses were $1,958,000 in the second quarter of 1994, down 26.1% from the $2,648,000 from the comparable year ago period, due to the one-time charge of $974,000 in the prior year for the post retirement benefits payable as a result of the death of the former Chairman of the Board of Operating Company.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest expense decreased to $112,000 in the second quarter of 1994 from $132,000 in the second quarter of 1993. Rental expense to Realty was $3,060,000 for the second quarter of 1994 compared with $1,917,000 reported in the second quarter of 1993. The increase in rental expense of 59.6% reflects the overall increase in racing days and wagering.

Operating Company reported a net loss of $944,000 or $.08 per share in the second quarter of 1994 compared with a restated net loss of $1,469,000 or $.13 per share in the second quarter of 1993 primarily due to the revenue and expense items previously discussed.

RESULTS OF OPERATIONS -- YEAR TO DATE 1994 COMPARED WITH YEAR TO DATE 1993

For the six months ended June 30, live thoroughbred horse racing at Santa Anita Racetrack totaled 85 days in 1994 compared with 78 days in 1993. Total on-track attendance at the live racing events in the first six months of 1994 was up 3.2% from the comparable year ago period while average daily attendance declined 5.3%. Total wagering at the live racing events increased 30.9% and average daily wagering increased 20.1% in the first six months of 1994 compared with the same period last year. On-track wagering increased 6.3%, inter-track wagering increased 17.3% and interstate wagering increased 94.10% in the first half 1994 compared with the same period last year.

Also, for the six months ended June 30, Santa Anita Racetrack operated 48 days in 1994 and 52 days in 1993 as a satellite wagering facility for Hollywood Park. Total attendance and wagering as a satellite wagering facility were down 11.1% and 10.0%, respectively, in the first half of 1994 compared with the same period last year. Average daily attendance and average wagering were down 3.7% and 2.4%, respectively, for the first half of 1994 compared with the same period last year.

Total revenues and direct horse racing operating costs were higher in the first six months of 1994 compared with the same period last year due to more race days, higher attendance and wagering at the live racing event. Total revenues in the first six months of 1994 were $49,760,000, up 6.5% from $46,706,000 for the comparable year ago period. Direct horse racing operating costs in the first six months of 1994 were $30,657,000, up 5.0% from $29,208,000 for the comparable year ago period.

Food and beverage revenues were lower in the first six months of 1994 compared with the comparable year ago period due to lower per capita spending while cost of sales was higher for the same comparable periods. As a percentage of sales, cost of sales increased to 31.1% in the first six months of 1994 compared with 26.9% in the first six months of 1993.

General and administrative expenses were $5,018,000 in the first six months of 1994, down 15.8% from the $5,962,000 from the comparable year ago period due to the one-time charge of $974,000 in the prior year for the post retirement benefits payable as a result of the death of the former Chairman of the Board of Operating Company. Interest expense decreased to $218,000 in the first six months of 1994 from $277,000 in the first six months of 1993. Rental expense to Realty was $10,563,000 for the first six months of 1994 compared with $8,830,000 reported in the first six months of 1993. The increase in rental expense of 19.6% reflects the overall increase in racing days and wagering.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Due to the revenue and expense items previously discussed, Operating Company reported a net loss of $905,000 or $.08 per share for the six months ended June 30, 1994, compared with a net loss of $1,566,000 or $.14 per share for the comparable period in 1993.


SEASONALITY

Operating Company's operations are subject to seasonal fluctuations. Operating Company recognizes the majority of its revenues in the first quarter due to live racing activity at Santa Anita. Therefore, the results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1994, Operating Company's sources of liquidity included cash and short-term investments of $17,142,000 and an unsecured line of credit with Realty of $10,000,000, of which approximately $2,900,000 was utilized in connection with a guarantee of a capital lease. Operating Company's ability to utilize Realty's line of credit is dependent upon Realty's liquidity and capital resources. As a result of Realty's noncompliance with certain covenants contained within its credit agreements, Realty is currently unable to borrow additional moneys under its lines of credit. Accordingly, borrowings by Realty under these agreements would not provide a source of liquidity for Operating Company. Realty is in the process of re-negotiating its credit agreements.
(See Item 2. "Managements' Discussion and Analysis of Financial Condition and Results of Operations - Realty - Liquidity and Capital Resources"). For the three and six months ended June 30, 1994, short-term investments earned interest income of $203,000 and $296,000, respectively.

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

                   SANTA ANITA REALTY ENTERPRISES, INC. and
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                      For the Quarter Ended June 30, 1994

PART II       OTHER INFORMATION

Item 3.   Defaults upon Senior Securities

              As described in Managements' Discussion and Analysis of Financial Condition and Results of Operations Santa Anita Realty Enterprises, Inc. - Liquidity and Capital Resources, as of December 31, 1993, March 31, 1994 and June 30, 1994, Realty was not in compliance with certain covenants contained in its existing credit agreements. A waiver from Realty's existing lenders of such noncompliance expired on April 30, 1994. Realty is in the process of negotiating an extension of such waiver that will, through November 14, 1994, waive all existing noncompliance. Although there can be no assurance that Realty's existing lenders will grant such extended waiver, Management believes that such waiver will be executed in the near future. The indebtedness consists of approximately $33.5 million of revolving credit debt owed to three commercial banks. In addition, Realty has received a commitment from a new lender to provide interim financing, if required, to be used to repay such indebtedness. Realty is also currently negotiating a new long term credit facility with such new lender which would provide an amount sufficient to refinance Realty's existing credit agreement obligations (or, if applicable, the obligations under such new lender's interim financing) and an additional line of credit to be used for general corporate purposes.

Item 4.   Submission of Matters to a Vote of Security Holders

              On May 3, 1994, the annual meetings of shareholders of Santa Anita Operating Company and Santa Anita Realty Enterprises, Inc. were held. At the Operating Company meeting, William C. Baker, Clifford
              C. Goodrich and Stephen F. Keller were elected as directors; and at the Realty meeting, William C. Baker, Clifford C. Goodrich, Stephen F. Keller and Charles H. Strub II were elected as directors.

              The votes for, votes to withhold authority and broker nonvotes with respect to each director so elected were as follows:

                                                  Votes to
                                 Votes For   Withhold Authority  Broker Nonvotes
                                -----------  ------------------  ---------------
            Operating Company
            -----------------

            William C. Baker     9,162,628         175,280        1,802,945
            Clifford C. Goodrich 9,154,368         183,540        1,802,945
            Stephen F. Keller    9,137,144         200,764        1,802,945

            Operating Company
            -----------------

            William C. Baker     9,278,367         175,041        1,802,945
            Clifford C. Goodrich 9,267,405         186,003        1,802,945
            Stephen F. Keller    9,272,180         181,228        1,802,945
            Charles H. Strub II  9,226,345         227,063        1,802,945

Item 6.   Exhibits and Reports on Form 8-K

(a)           The following documents are filed as part of this report:

              1.  Exhibits
                  See Exhibit Index

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1994.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Operating Company and Realty have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


SANTA ANITA REALTY ENTERPRISES, INC.    SANTA ANITA OPERATING COMPANY



By /s/ Sherwood C. Chillingworth        By /s/ Stephen F. Keller
  ----------------------------------      ----------------------------------
  Sherwood C. Chillingworth               Stephen F. Keller
  Vice Chairman of the Board and          Chairman of the Board, President
  Chief Executive Officer                 and Chief Executive Officer
  (Principal Executive Officer)           (Principal Executive Officer)

Dated: August 12, 1994                  Dated: August 12, 1994
      -------------------                     -------------------



By /s/ Brian L. Fleming                 By /s/ Richard D. Brumbaugh
  ----------------------------------      ----------------------------------
  Brian L. Fleming                        Richard D. Brumbaugh
  Executive Vice President and            Vice President-Finance and
  Chief Financial Officer                 Chief Financial Officer
  (Principal Financial and Accounting     (Principal Financial and Accounting
  Officer)                                Officer)

Dated: August 12, 1994                  Dated: August 12, 1994
      -------------------                     -------------------



                                               June 30, 1994
                                                 Form 10-Q

                             EXHIBIT INDEX

                                                                      Sequential
Exhibit                                                               Numbering
 Number                                                                Page No.
  10.1  Employment Agreement between Santa Anita Operating
        Company, Los Angeles Turf Club and Clifford C. Goodrich dated as of January 1, 1994.

  10.2  Employment Agreement between Santa Anita Operating
        Company and Stephen F. Keller dated as of January 1, 1994.

  10.3  Employment Agreement between Santa Anita Realty
        Enterprises, Inc. and Christopher T. Stirling dated as of
        March 25, 1994.

  10.4  Employment Agreement between Santa Anita Realty
        Enterprises, Inc. and Brian Fleming dated as of May 9, 1994.