Form 10-Q
period 1994-09-30
SANTA ANITA OPERATING CO; SANTA ANITA REALTY ENTERPRISES INC
filed 1994-11-14
CIK 313749, 314661

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10 - Q

    (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1994
                                      OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                For the transition period from ___________ to ____________

    Commission file number 0-9109             Commission file number 0-9110

   SANTA ANITA REALTY ENTERPRISES, INC.       SANTA ANITA OPERATING COMPANY
- - ---------------------------------------- ---------------------------------------
 (Exact name of registrant as specified   (Exact name of registrant as specified
            in its charter)                           in its charter)

               Delaware                                  Delaware
- - ---------------------------------------- ---------------------------------------
    (State or other jurisdiction of           (State or other jurisdiction of
     incorporation or organization)            incorporation or organization)

              95-3520818                                 95-3419438
- - ---------------------------------------- ---------------------------------------
 (I.R.S. Employer Identification No.)       (I.R.S. Employer Identification No.)

      301 West Huntington Drive,                   285 West Huntington Drive,
            Suite 405                                   P.O. Box 60014
     Arcadia, California 91007                   Arcadia, California 91066-6014
- - ---------------------------------------- ---------------------------------------
  (Address of principal executive             (Address of principal executive
    offices including zip code)                offices including zip code)

           (818) 574-5550                              (818) 574-7223
- - ---------------------------------------- ---------------------------------------
  (Registrant's telephone number,            (Registrant's telephone number,
        including area code)                       including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes   X   No
                                                   -----    -----

The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on October 31, 1994 were:


Santa Anita Realty Enterprises, Inc.                     11,256,353
Santa Anita Operating Company                            11,143,853

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   Form 10-Q

                                     Index

                                                                        Page No.

PART I.  FINANCIAL INFORMATION                                             3
       Balance Sheets - September 30, 1994 and December 31, 1993 for
           Santa Anita Realty Enterprises, Inc.                            4
           Santa Anita Operating Company and Subsidiaries                  5
           Santa Anita Realty Enterprises, Inc. and Santa
               Anita Operating Company and Subsidiaries Combined           6

       Statements of Operations - three months ended
         September 30, 1994 and 1993 for
           Santa Anita Realty Enterprises, Inc.                            7
           Santa Anita Operating Company and Subsidiaries                  7
           Santa Anita Realty Enterprises, Inc. and Santa
               Anita Operating Company and Subsidiaries Combined           7

       Statements of Operations - nine months ended
         September 30, 1994 and 1993 for
           Santa Anita Realty Enterprises, Inc.                            8
           Santa Anita Operating Company and Subsidiaries                  8
           Santa Anita Realty Enterprises, Inc. and Santa
               Anita Operating Company and Subsidiaries Combined           8

       Statements of Cash Flows - nine months ended
         September 30, 1994 and 1993 for
           Santa Anita Realty Enterprises, Inc.                            9
           Santa Anita Operating Company and Subsidiaries                 10
           Santa Anita Realty Enterprises, Inc. and Santa
               Anita Operating Company and Subsidiaries Combined          11

       Notes to Financial Statements                                      12

       Managements' Discussion and Analysis of Financial
         Condition and Results of Operations                              17

PART II.   OTHER INFORMATION                                              22

SIGNATURES                                                                23

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   Form 10-Q

                 For the Nine Months Ended September 30, 1994
                                  (Unaudited)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying balance sheets as of September 30, 1994 and December 31, 1993 of Santa Anita Realty Enterprises, Inc. ("Realty"), Santa Anita Operating Company and Subsidiaries ("Operating Company"), and Realty and Operating Company combined, the statements of operations for the three and nine months ended September 30, 1994 and 1993, and the related statements of cash flows for the nine months ended September 30, 1994 and 1993, were prepared by Realty and Operating Company and are unaudited. In the opinion of the management of each company, the accompanying financial statements include all adjustments deemed necessary for a fair presentation.

The following financial statements should be read in conjunction with the accompanying notes.

                     SANTA ANITA REALTY ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                         (Unaudited)
                                                                         September 30,         December 31,
                                                                             1994                 1993
                                                                        ----------------     ----------------
                                   ASSETS
    Real estate assets
      Santa Anita Racetrack, less accumulated depreciation of
        $19,270,000 and $18,670,000, respectively                           $7,125,000           $6,997,000
      Commercial properties, less accumulated depreciation of
        $36,745,000 and $42,503,000, respectively                          131,234,000          221,876,000
      Investments in unconsolidated joint ventures                           1,985,000            3,616,000
      Real estate loans and advances receivable                             23,015,000           22,084,000
                                                                        ----------------     ----------------
                                                                           163,359,000          254,573,000

    Cash                                                                    13,235,000            7,633,000
    Accounts receivable                                                      3,141,000            4,305,000
    Prepaid expenses and other assets                                       11,259,000            4,705,000
    Due from Operating Company                                               1,311,000              469,000
                                                                        ----------------     ----------------
                                                                          $192,305,000         $271,685,000
                                                                        =================    ================
                                        LIABILITIES AND SHAREHOLDERS' EQUITY

    Real estate loans payable                                              $83,095,000         $106,731,000
    Other loans payable                                                     30,879,000           77,913,000
    Accounts payable                                                         1,802,000            3,678,000
    Other liabilities                                                       10,686,000           15,346,000
    Dividends payable                                                        2,251,000            3,788,000
                                                                        ----------------     ----------------
                                                                           128,713,000          207,456,000
                                                                        ----------------     ----------------

    Minority interest in consolidated joint ventures                        (4,455,000)          (4,590,000)

    Shareholders' equity
      Preferred stock; $.10 par value; authorized 6,000,000
        shares; none issued                                                        --                   --
      Common stock, $.10 par value; authorized 19,000,000
        shares; issued and outstanding 11,256,353 shares                     1,125,000            1,125,000
      Additional paid-in capital                                           117,084,000          117,084,000
      Retained earnings (deficit)                                          (50,162,000)         (49,390,000)
                                                                        ----------------     ----------------
                                                                            68,047,000           68,819,000
                                                                        ----------------     ----------------
                                                                          $192,305,000         $271,685,000
                                                                        ================     ================

See accompanying notes.                 4

                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                          (Unaudited)
                                                                          September 30,       December 31,
                                                                             1994                 1993
                                                                         ---------------     ---------------
                                                   ASSETS
    Current assets
      Cash                                                                     $81,000          $9,695,000
      Short-term investments, at cost (approximates market)                  5,470,000           4,693,000
      Accounts receivable                                                    1,084,000           2,789,000
      Prepaid expenses and other assets                                        589,000           1,434,000
                                                                         ---------------     ---------------
           Total current assets                                              7,224,000          18,611,000
                                                                         ---------------     ---------------
    Investment in common stock of Realty                                     2,122,000           2,179,000
    Property, plant and equipment, at cost
      Machinery and other equipment                                         21,929,000          21,943,000
      Leasehold improvements                                                22,551,000          20,976,000
                                                                         ---------------     ---------------
                                                                            44,480,000          42,919,000
      Less accumulated depreciation                                        (23,307,000)        (21,088,000)
                                                                         ---------------     ---------------
                                                                            21,173,000          21,831,000
                                                                         ---------------     ---------------

                                                                           $30,519,000         $42,621,000
                                                                         ===============     ===============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities
      Accounts payable                                                        $432,000         $10,070,000
      Other liabilities                                                     10,307,000          10,117,000
      Other loans payable                                                      776,000             726,000
                                                                         ---------------     ---------------
            Total current liabilities                                       11,515,000          20,913,000
                                                                         ---------------     ---------------

    Other loans payable                                                      1,940,000           2,528,000
    Deferred revenues                                                          818,000           2,872,000
    Due to Realty                                                            1,311,000             469,000
    Deferred income taxes                                                    3,550,000           3,565,000
                                                                         ---------------     ---------------
                                                                            19,134,000          30,347,000
                                                                         ---------------     ---------------

    Shareholders' equity
      Preferred stock; $.10 par value; authorized 6,000,000
        shares; none issued                                                        -                   -
      Common stock, $.10 par value; authorized 19,000,000
        shares; issued and outstanding 11,143,853 and
        11,140,853 shares, respectively                                      1,114,000           1,114,000
      Additional paid-in capital                                            20,596,000          20,592,000
      Retained earnings (deficit)                                          (10,325,000)         (9,432,000)
                                                                         ---------------     ---------------
                                                                            11,385,000          12,274,000
                                                                         ---------------     ---------------

                                                                           $30,519,000         $42,621,000
                                                                         ===============     ===============

See accompanying notes.                5

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                            COMBINED BALANCE SHEETS

                                                                         (Unaudited)
                                                                         September 30,          December 31,
                                                                              1994                  1993
                                                                         -------------          ------------

                                                    ASSETS
    Real estate assets
      Santa Anita Racetrack, less accumulated depreciation of
        $19,270,000 and $18,670,000, respectively                           $7,125,000             $6,997,000
      Commercial properties, less accumulated depreciation of
        $35,193,000 and $41,079,000, respectively (Note 6)                 126,318,000            216,832,000
      Investments in unconsolidated joint ventures                           1,985,000              3,616,000
      Real estate loans and advances receivable                             23,015,000             22,084,000
                                                                           -----------            -----------
                                                                           158,443,000            249,529,000

    Cash                                                                    13,316,000             17,328,000
    Short-term investments, at cost (approximates market)                    5,470,000              4,693,000
    Accounts receivable                                                      4,225,000              7,094,000
    Prepaid expenses and other assets                                       13,502,000              7,493,000
    Property, plant and equipment, at cost, less accumulated
      depreciation of $23,307,000 and $21,088,000, respectively             21,173,000             22,129,000
                                                                           -----------            -----------
                                                                          $216,129,000           $308,266,000
                                                                           ===========            ===========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

    Real estate loans payable                                              $83,095,000           $106,731,000
    Other loans payable                                                     33,595,000             81,167,000
    Accounts payable                                                         2,234,000             13,748,000
    Other liabilities                                                       20,993,000             25,463,000
    Dividends payable                                                        2,251,000              3,788,000
    Deferred revenues                                                          818,000              2,872,000
    Deferred income taxes                                                    3,550,000              3,565,000
                                                                           -----------            -----------
                                                                           146,536,000            237,334,000
                                                                           -----------            -----------

    Minority interest in consolidated joint ventures                        (4,455,000)            (4,590,000)

    Shareholders' equity
      Preferred stock; $.10 par value; authorized 6,000,000
        shares; none issued                                                          -                      -
      Common stock, $.10 par value; authorized 19,000,000
        shares; issued and outstanding 11,143,853 and
        11,140,853 shares, respectively                                      2,227,000              2,227,000
      Additional paid-in capital                                           134,615,000            134,554,000
      Retained earnings (deficit)                                          (62,794,000)           (61,259,000)
                                                                           -----------            -----------
                                                                            74,048,000             75,522,000
                                                                           -----------            -----------
                                                                          $216,129,000           $308,266,000
                                                                           ===========            ===========

See accompanying notes.                6

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                     STATEMENTS OF OPERATIONS (Unaudited)
                   (000's Omitted Except Per Share Amounts)

                                        Three Months Ended September 30, 1994           Three Months Ended September 30, 1993
                                    ----------------------------------------------  -----------------------------------------------
                                               Operating   Adjustments                         Operating   Adjustments
                                               Company &       and                             Company &       and
                                     Realty  Subsidiaries  Eliminations  Combined    Realty  Subsidiaries  Eliminations    Combined
                                    ----------------------------------------------  ------------------------------------------------
Revenues
 Horse racing                                      $4,392                  $4,392                  $4,013                    $4,013
 Food and beverage                                  1,081                   1,081                   1,207                     1,207
 Rental property                     $5,913                                 5,913    $9,941                      $50 (a)      9,991
 Interest and other                     631           126        (22)(b)      735       511           114        (79)(b)        546
                                    ----------------------                --------  ----------------------                  --------
                                      6,544         5,599                  12,121    10,452         5,334                    15,757
                                    ----------------------                --------  ----------------------                  --------

Costs  and expenses
 Direct horse racing operating costs                4,365                   4,365                   4,052                     4,052
 Food and beverage cost of sales                      228                     228                     450                       450
 Rental property operating expenses   2,256                                 2,256     4,090                                   4,090
 Depreciation and amortization        1,192           157        (42)(c)    1,307     1,906           136        (42)(c)      2,000
 General and administrative             832           719                   1,551       729           885                     1,614
 Interest                             2,326           120                   2,446     3,100           119                     3,219
 Losses from unconsolidated
  joint ventures                        445                                   445       443                                     443
 Minority interest in earnings
  of consolidated joint ventures        389                                   389        59                                      59
 Rental expense to Realty                                                                             (50)        50 (a)
                                    ----------------------                --------  ----------------------                  --------
                                      7,440         5,589                  12,987    10,327         5,592                    15,927
                                    ----------------------                --------  ----------------------                  --------

Income (loss) before
 income taxes                          (896)           10                    (866)      125          (258)                     (170)
Benefit for income taxes
                                    ----------------------                --------  ----------------------                  --------

Net income (loss)                     ($896)          $10                   ($866)     $125         ($258)                    ($170)
                                    ======================                ========  ======================                  ========

Weighted average number of
 common shares outstanding           11,256        11,144                  11,144    11,256        11,141                    11,141
                                    ======================                ========  ======================                  ========

Net income (loss) per
 common share                        $(0.08)        $0.00                  $(0.08)    $0.01        $(0.02)                   $(0.02)
                                    ======================                ========  ======================                  ========

Dividends declared per
 common share                         $0.20                                 $0.20      $.34                                    $.34
                                    ========                              ========  ========                                ========

(a) to eliminate inter-entity rent
(b) to eliminate inter-entity dividends
(c) to eliminate depreciation resulting from inter-entity sales


     See accompanying notes.            7

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                     STATEMENTS OF OPERATIONS (Unaudited)
                   (000's Omitted Except Per Share Amounts)

                                         Nine Months Ended September 30, 1994            Nine Months Ended September 30, 1993
                                    ----------------------------------------------  -----------------------------------------------
                                               Operating   Adjustments                         Operating   Adjustments
                                               Company &       and                             Company &       and
                                     Realty  Subsidiaries  Eliminations  Combined    Realty  Subsidiaries  Eliminations    Combined
                                    ----------------------------------------------  ------------------------------------------------
Revenues
 Horse racing                                     $47,306                 $47,306                 $43,605                   $43,605
 Food and beverage                                  7,547                   7,547                   7,973                     7,973
 Rental property                    $29,932                  ($10,563)(a)  19,369   $37,654                  ($8,780)(a)     28,874
 Interest and other                   1,417           506        (101)(b)   1,822     4,496           462       (118)(b)      4,840
                                    ----------------------                --------  ----------------------                  --------
                                     31,349        55,359                  76,044    42,150        52,040                    85,292
                                    ----------------------                --------  ----------------------                  --------

Costs and expenses
 Direct horse racing operating costs               35,022                  35,022                  34,121                    34,121
 Food and beverage cost of sales                    2,239                   2,239                   2,272                     2,272
 Rental property operating expenses   6,904                                 6,904    11,233                                  11,233
 Depreciation and amortization        4,672         2,355        (128)(c)   6,899     6,542         2,309       (128)(c)      8,723
 General and administrative           2,622         5,737                   8,359     2,375         5,986                     8,361
 Interest                             7,105           338                   7,443     9,727           396                    10,123
 Losses from unconsolidated
  joint ventures                      1,340                                 1,340     1,328                                   1,328
 Minority interest in earnings of
  consolidated joint ventures         1,148                                 1,148       113                                     113
 Rental expense to Realty                          10,563     (10,563)(a)                           8,780     (8,780)(a)
                                    ----------------------                --------  ----------------------                  --------
                                     23,791        56,254                  69,354    31,318        53,864                    76,274
                                    ----------------------                --------  ----------------------                  --------

Income (loss) before
 income taxes                         7,558          (895)                  6,690    10,832        (1,824)                    9,018
Benefit for income taxes                                                             (2,523)                                 (2,523)
                                    ----------------------                --------  ----------------------                  --------

Net income (loss)                    $7,558         ($895)                 $6,690   $13,355       ($1,824)                  $11,541
                                    ======================                ========  ======================                  ========

Weighted average number of
 common shares outstanding           11,256        11,143                  11,143    11,256        11,141                    11,141
                                    ======================                ========  ======================                  ========

Net income (loss) per
 common share                          $.67         $(.08)                  $.60      $1.19         $(.16)                    $1.04
                                    ======================                ========  ======================                  ========

Dividends declared per
 common share                          $.74                                  $.74     $1.02                                   $1.02
                                    ========                              ========  ========                                ========

(a) to eliminate inter-entity rent
(b) to eliminate inter-entity dividends
(c) to eliminate depreciation resulting from inter-entity sales

     See accompanying notes.           8

                     SANTA ANITA REALTY ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Nine Months Ended September 30,

                                                                          (Unaudited)
                                                                   --------------------------
                                                                      1994           1993
                                                                   -----------    -----------
    Cash flows from operating activities:
      Net income                                                   $ 7,558,000    $13,355,000
      Adjustments to reconcile net income to net cash provided
        by operating activities
          Depreciation and amortization                              4,672,000      6,542,000
          Minority interest in earnings of consolidated
            joint ventures                                           1,148,000        113,000
          Equity in losses of unconsolidated
            joint ventures                                           1,421,000      1,328,000
          Net decrease (increase) in certain other assets            1,995,000     (2,937,000)
          Net (decrease) increase  in certain other liabilities     (1,586,000)    10,307,000
                                                                   -----------    -----------
            Net cash provided by operating activities               15,208,000     28,708,000
                                                                   -----------    -----------

    Cash flows from investing activities:
      Proceeds from disposition of Multifamily and Industrial
        Operations                                                  44,425,000         -
      Origination of loans and advances receivable                  (1,150,000)      (514,000)
      Payments received on loans receivable                             -           3,721,000
      Additions and improvements to real estate assets             (11,644,000)   (27,282,000)
      Investment in unconsolidated joint venture                       305,000         -
                                                                   -----------    -----------
            Net cash provided by (used in) investing activities     31,936,000    (24,075,000)
                                                                   -----------    -----------

    Cash flows from financing activities:
      Proceeds from real estate loans payable                       21,077,000         -
      Proceeds from other loans payable                                 -          16,218,000
      Repayment of real estate loans payable                          (423,000)      (715,000)
      Repayment of other loans payable                             (47,034,000)        -
      Net increase in due from Operating Company                      (842,000)    (1,895,000)
      Net decrease in certain other liabilities                     (3,441,000)
      Dividends paid                                                (9,866,000)   (11,481,000)
      Distributions to minority interest in
        consolidated joint ventures, net                            (1,013,000)      (871,000)
                                                                   -----------    -----------
            Net cash (used in) provided by financing activities    (41,542,000)     1,256,000
                                                                   -----------    -----------

    Net increase in cash and cash equivalents                        5,602,000      5,889,000
    Cash and cash equivalents at beginning of year                   7,633,000      1,671,000
                                                                   -----------    -----------
    Cash and cash equivalents at September 30                      $13,235,000     $7,560,000
                                                                   ===========    ===========


See accompanying notes.                9

                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Nine Months Ended September 30,

                                                                          (Unaudited)
                                                                   --------------------------
                                                                      1994           1993
                                                                   -----------    -----------
    Cash flows from operating activities:
      Net loss                                                       ($895,000)   ($1,824,000)
      Adjustments to reconcile net loss to net cash
        used in operating activities
          Depreciation and amortization                              2,355,000      2,309,000
          Deferred income taxes                                        (15,000)        29,000
          Net decrease in certain other assets                       2,550,000        470,000
          Net decrease in certain other liabilities                (11,500,000)    (4,715,000)
                                                                   -----------    -----------
            Net cash used in operating activities                   (7,505,000)    (3,731,000)
                                                                   -----------    -----------

    Cash flows from investing activities:
      Additions to property, plant and equipment                    (1,697,000)    (1,132,000)
      Sale of Realty stock                                              57,000         -
                                                                   -----------    -----------
            Net cash used in investing activities                   (1,640,000)    (1,132,000)
                                                                   -----------    -----------

    Cash flows from financing activities:
      Repayment of other loans payable                                (538,000)      (492,000)
      Net increase in due to Realty                                    842,000      1,895,000
      Proceeds from stock issued in connection with
        exercise of stock options                                        4,000         -
                                                                   -----------    -----------
            Net cash provided by financing activities                  308,000      1,403,000
                                                                   -----------    -----------

    Net increase in cash and cash equivalents                       (8,837,000)    (3,460,000)
    Cash and cash equivalents at beginning of year                  14,388,000      9,976,000
                                                                   -----------    -----------
    Cash and cash equivalents at September 30                       $5,551,000     $6,516,000
                                                                   ===========    ===========

See accompanying notes.                10

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                       COMBINED STATEMENTS OF CASH FLOWS
                    For the Nine Months Ended September 30,


                                                                          (Unaudited)
                                                                   --------------------------
                                                                      1994           1993
                                                                   -----------    -----------
    Cash flows from operating activities:
      Net income                                                    $6,690,000    $11,541,000
      Adjustments to reconcile net income to net cash provided
        by operating activities
          Depreciation and amortization                              6,899,000      8,723,000
          Minority interest in earnings of consolidated
            joint ventures                                           1,148,000        113,000
          Equity in losses of unconsolidated
            joint ventures                                           1,421,000      1,328,000
          Deferred income taxes                                        (15,000)        29,000
          Net decrease (increase) in certain other assets            4,545,000     (2,467,000)
          Net (decrease) increase in certain other liabilities     (13,086,000)     5,592,000
                                                                   -----------    -----------
            Net cash provided by operating activities                7,602,000     24,859,000
                                                                   -----------    -----------

    Cash flows from investing activities:
      Proceeds from disposition of Multifamily and Industrial
        Operations                                                  44,425,000         -
      Origination of loans and advances receivable                  (1,150,000)      (514,000)
      Payments received on loans receivable                             -           3,721,000
      Additions to property, plant and equipment                    (1,697,000)    (1,132,000)
      Additions and improvements to real estate assets             (11,644,000)   (27,282,000)
      Investment in unconsolidated joint venture                       305,000         -
                                                                   -----------    -----------
            Net cash provided by (used in) investing activities     30,239,000    (25,207,000)
                                                                   -----------    -----------

    Cash flows from financing activities:
      Proceeds from real estate loans payable                       21,077,000         -
      Proceeds from other loans payable                                 -          16,218,000
      Repayment of real estate loans payable                          (423,000)      (715,000)
      Repayment of other loans payable                             (47,572,000)      (492,000)
      Distributions to minority interest in
        consolidated joint  ventures, net                           (1,013,000)      (871,000)
      Dividends paid                                                (9,765,000)   (11,363,000)
      Net (decrease) increase in certain other liabilities          (3,441,000)        -
      Proceeds from stock issued in connection with
        exercise of stock options                                       61,000         -
                                                                   -----------    -----------
            Net cash (used in) provided by financing activities    (41,076,000)     2,777,000
                                                                   -----------    -----------

    Net increase in cash and cash equivalents                       (3,235,000)     2,429,000
    Cash and cash equivalents at beginning of year                  22,021,000     11,647,000
                                                                   -----------    -----------
    Cash and cash equivalents at September 30                      $18,786,000    $14,076,000
                                                                   ===========    ===========


See accompanying notes.               11

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES


NOTES TO FINANCIAL STATEMENTS - September 30, 1994

Note (1) Operating Company has adopted an accounting practice whereby the revenues associated with thoroughbred horse racing at Santa Anita Racetrack are reported as they are earned. Costs and expenses associated with thoroughbred horse racing revenues are charged against income in those interim periods in which the thoroughbred horse racing revenues are recognized. Other costs and expenses are recognized as they actually occur throughout the year.

Note (2) Realty's investment in unconsolidated joint ventures include investments in the following commercial real estate ventures:

                Name                        Ownership            Project
           ------------------             --------------      -----------------
            Joppa Associates                  33-1/3%            Retail
             H-T Associates                      50%             Regional Mall

          Unaudited combined condensed financial statement information for unconsolidated joint ventures as of September 30, 1994 and December 31, 1993, and for the nine months ended September 30, is as follows:


                                                September 30,              December 31,
                                                     1994                      1993
                                               ----------------           ----------------
             Assets                              $213,042,000               $212,979,000
                                               ================           ================
             Liabilities
               Advances from Realty                $9,312,000                 $8,375,000
               Other                              202,650,000                200,735,000
                                               ----------------           ----------------
                                                 $211,962,000               $209,110,000
                                               ================           ================
             Partners' equity
               Realty                              $1,985,000                 $3,616,000
               Others                                (905,000)                   253,000
                                               ----------------           ----------------
                                                   $1,080,000                 $3,869,000
                                               ================           ================

                                                  Nine Months Ended September 30,
                                                    1994                        1993
                                               ----------------           ----------------
             Revenues                             $15,890,000                $14,498,000
                                               ================           ================

             Net loss
               Realty                             ($1,340,000)               ($1,328,000)
               Others                                (961,000)                  (806,000)
                                               ----------------           ----------------
                                                  ($2,301,000)               ($2,134,000)
                                               ================           ================

Note (3) The disposition of Realty's Multifamily and Industrial Operations as described in note 4 involve the transfer of the following noncash items:

             Real estate assets                   $98,305,000
             Other assets                            $475,000
             Real estate loans payable            $44,290,000
             Other liabilities                       $302,000

Note (4)  Disposition of Multifamily and Industrial Operations

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

          In consideration of the sale of the Transferred Properties, Realty received approximately $44.4 million in cash and 150,000 shares of the common stock of Pacific. In addition, Realty was relieved of about $44.3 million of mortgage debt on the Transferred Properties.

          Effective October 1, 1994, Realty completed the second part of the transaction, the sale of its interest in Baldwin Industrial Park to Pacific. As a result, effective October 31, 1994, Pacific delivered to Realty an additional 634,419 shares of Pacific common stock as consideration for the transaction and corporate headquarters and other net assets.

          The following unaudited pro forma condensed balance sheet of Realty is presented as if the Baldwin Industrial Park transaction had occurred on September 30, 1994. The unaudited pro forma condensed balance sheet is not necessarily indicative of what the actual financial position of Realty would have been at September 30, 1994 nor does it purport to represent the future financial position of Realty.

                                                                      September 30, 1994
                                                    ------------------------------------------------------
                                                        Realty                                Realty
                                                       Historical                            Pro Forma
                                                       Cost Basis      Adjustments (a)      (Unaudited)
                                                    -----------------  ----------------   ----------------
              Real estate assets
                   Santa Anita Racetrack, net            $7,125,000                -          $7,125,000
                   Commercial properties, net           131,234,000       (8,726,000)        122,508,000
                   Investments in unconsolidated
                     joint ventures                       1,985,000                -           1,985,000
                   Real estate loans and
                     advances receivable                 23,015,000                -          23,015,000
                                                    -----------------  ----------------   ----------------
                                                        163,359,000       (8,726,000)        154,633,000
                                                    -----------------  ----------------   ----------------

              Cash                                       13,235,000       (1,565,000)         11,670,000
              Other assets (b)(c)                        15,711,000        3,140,000          18,851,000
                                                    -----------------  ----------------   ----------------

                                                       $192,305,000      ($7,151,000)       $185,154,000
                                                    =================  ================   ================

              Real estate loans payable                 $83,095,000      ($9,415,000)        $73,680,000
              Other loans payable                        30,879,000                -          30,879,000
              Other liabilities                          14,739,000         (245,000)         14,494,000
                                                    -----------------  ----------------   ----------------
                                                        128,713,000       (9,660,000)        119,053,000
                                                    -----------------  ----------------   ----------------

              Minority interest in consolidated
                   joint ventures                        (4,455,000)       2,509,000          (1,946,000)

              Shareholders' equity                       68,047,000                -          68,047,000
                                                    -----------------  ----------------   ----------------

                                                       $192,305,000      ($7,151,000)       $185,154,000
                                                    =================  ================   ================


              The accompanying notes are an integral part of this pro forma balance sheet.

              Notes:
              -----
               (a) Reflects the disposition of the assets and liabilities of the Baldwin Industrial Park as if the transaction had occurred on September 30, 1994.

               (b) The historical balance at September 30, 1994 includes
                   Realty's investment in Pacific stock of $2,738,000 and a receivable from Pacific of $1,187,000 relating to the consideration for Realty's corporate headquarters and net other assets related to the Transferred Properties. The pro forma balance at September 30, 1994 includes Realty's investment in Pacific stock of $12,825,000.

               (c) As a result of the February 18, 1994 sale to Pacific,
                   Realty has an investment in the common shares of Pacific totaling $2,738,000. As a result of the completion of Realty's disposition of Baldwin Industrial Park to Pacific as of October 1, 1994 and as consideration for the corporate headquarters building and certain other assets related to the Transferred Properties, Realty will receive additional Pacific stock totaling $10,087,000.

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

                                                          For the Nine Months Ended September 30, 1994
                                                      ----------------------------------------------------
                                                         Realty                                Realty
                                                        Historical                            Pro Forma
                                                        Cost Basis      Adjustments (1)      (Unaudited)
                                                      ---------------   ---------------    ---------------
              Revenues
                   Rental property                      $29,932,000       ($4,952,000)       $24,980,000
                   Interest and other (2)                 1,417,000           475,000          1,892,000
                                                      ---------------   ---------------    ---------------
                                                         31,349,000        (4,477,000)        26,872,000
                                                      ---------------   ---------------    ---------------
              Costs and expenses
                   Rental property operating
                     expenses                             6,904,000        (1,738,000)         5,166,000
                   Depreciation and amortization          4,672,000          (808,000)         3,864,000
                   General and administrative             2,622,000          (255,000)         2,367,000
                   Interest and other (3)                 7,105,000        (1,607,000)         5,498,000
                   Losses from unconsolidated
                     joint ventures                       1,340,000                 -          1,340,000
                   Minority interest in earnings of
                     consolidated joint ventures (4)      1,148,000          (521,000)           627,000
                                                      ---------------   ---------------    ---------------
                                                         23,791,000        (4,929,000)        18,862,000
                                                      ---------------   ---------------    ---------------
              Net income                                 $7,558,000          $452,000         $8,010,000
                                                      ===============   ===============    ===============

                                                          For the Nine Months Ended September 30, 1993
                                                      ----------------------------------------------------
                                                         Realty                                Realty
                                                        Historical                            Pro Forma
                                                        Cost Basis      Adjustments (1)      (Unaudited)
                                                      ---------------   ---------------    ---------------
              Revenues
                   Rental property                      $37,654,000      ($14,844,000)       $22,810,000
                   Interest and other (2)                 4,496,000           573,000          5,069,000
                                                      ---------------   ---------------    ---------------
                                                         42,150,000       (14,271,000)        27,879,000
                                                      ---------------   ---------------    ---------------
              Costs and expenses
                   Rental property operating
                     expenses                            11,233,000        (6,041,000)         5,192,000
                   Depreciation and amortization          6,542,000        (2,512,000)         4,030,000
                   General and administrative             2,375,000          (995,000)         1,380,000
                   Interest and other (3)                 9,727,000        (5,433,000)         4,294,000
                   Losses from unconsolidated
                     joint ventures                       1,328,000                 -          1,328,000
                   Minority interest in earnings of
                     consolidated joint
                     ventures (4)                           113,000           449,000            562,000
                                                      ---------------   ---------------    ---------------
                                                         31,318,000       (14,532,000)        16,786,000
              Income before income taxes                 10,832,000           261,000         11,093,000
              Benefit for income taxes                   (2,523,000)                -         (2,523,000)
                                                      ---------------   ---------------    ---------------
              Net income                                $13,355,000          $261,000        $13,616,000
                                                      ================  ===============    ===============

              The accompanying notes are an integral part of this pro forma statement of operations.

              Notes:
              ------

              (1) Reflects the operations of the Multifamily and Industrial Operations directly identifiable with, and allocations of other costs and expenses related to, the Multifamily and Industrial Operations transferred by Realty to Pacific, and the operations of Baldwin Industrial Park, for the respective nine months ended September 30.

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

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations


                      SANTA ANITA REALTY ENTERPRISES, INC.

The following narrative discusses Realty's results of operations for the three months and nine months ended September 30, 1994 and 1993, together with liquidity and capital resources as of September 30, 1994.

Results of Operations

Realty's revenues are derived principally from the rental of real property and interest on investments. Total revenues for the three months ended September 30, 1994 were $6,544,000, compared with $10,452,000 for the similar period in 1993, a decrease of 37.4%. Total revenues for the nine months ended September 30, 1994 were $31,349,000, compared with $42,150,000 for the nine months ended September 30, 1993, a decrease of 25.6%. The lower 1994 revenues primarily were due to Realty selling its multifamily and industrial operations to Pacific Gulf Properties Inc. ("Pacific"), formerly a wholly-owned subsidiary, in February 1994, and to nonrecurring interest earned on a California Franchise Tax Board refund received in 1993. The sale to Pacific is discussed in Note 4 and the nonrecurring interest is discussed below.

The single most significant source of rental revenue is the lease of Santa Anita Racetrack. Since there was no live racing at the Racetrack during the three months ended September 30, 1994 and 1993, there were no rental revenues from the Racetrack for these periods. Racetrack rental revenues for the nine months ended September 30, 1994 were $10,852,000, an increase of 15.9% from revenues of $9,363,000 in the same period in 1993. The increase in rental revenue resulted from more race days in 1994. The lease with LATC for Santa Anita Racetrack, which was scheduled to expire December 31, 1994, has been amended and extended for an additional five years. The adjusted rental rates will result in reduced revenues to Realty. The new lease provides that Realty will continue to receive 1.5% of the on-track handle on live races at Santa Anita; however, the rental rate on simulcasting commissions was reduced from 40% to 26.5%.

Rental revenues from other real estate investments for the three months ended September 30, 1994, were $5,913,000, a decrease of 40.5% from revenues of $9,941,000 in the same period in 1993. Rental revenues from other real estate investments for the nine months ended September 30, 1994 were $19,080,000, a decrease of 32.6% from revenues of $28,291,000 in the same 1993 period. The 1994 decrease is due primarily to the February 1994 sale by Realty of its multifamily and industrial operations.

Interest and other income was $631,000 for the three months ended September 30, 1994, compared with $511,000 in the same period in 1993. Interest and other income was $1,417,000 for the nine months ended September 30, 1994, compared with $4,496,000 in the same 1993 period. The decrease is primarily attributable to interest income of $3,211,000 in the nine months ended September 30, 1993, related to a tax settlement with the California Franchise Tax Board. The settlement was for tax years prior to 1980 relating to Realty's predecessor. In addition to interest earned on the settlement, income tax benefits were $2,523,000 in the 1993 nine month period.

Costs and expenses were $7,440,000 for the three months ended September 30, 1994, a decrease of 28.0%, from $10,327,000 in the year ago quarter. Costs and expenses of $23,791,000 for the nine months ended September 30, 1994, decreased 24.0% from $31,318,000 in the 1993 nine month period. The decreases were primarily due to the disposition of the multifamily and industrial operations and were partially offset by increases in interest expense attributable to continuing operations. The increases in interest expense were due to a steady increase in interest rates throughout 1994 and an increase in borrowing levels in the 1993 fourth quarter.

Realty incurred a net loss of $896,000 for the three months ended September 30, 1994 compared with net income of $125,000 in the year ago quarter This decrease primarily was due to an increase in interest expense and a decrease in earnings of consolidated joint ventures, both attributable to continuing

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations (Continued)


operations, and to the disposition of the multifamily and industrial operations. Net income for the 1994 nine months was $7,558,000, compared with $7,621,000 a year ago, excluding nonrecurring items. Including the nonrecurring tax settlement and related interest income of $5,734,000 with the California Franchise Tax Board, earnings were $13,355,000 in the nine months. Other factors contributing to the decrease in 1994 were an increase in interest expense and a decrease in consolidated joint venture earnings, both attributable to continuing operations, and the disposition of the multifamily and industrial operations.

Liquidity and Capital Resources

Realty has funds available from a combination of short-and long-term sources. Short-term sources include cash and short-term investments of $13,235,000 at September 30, 1994. In connection with the sale of properties to Pacific, Realty paid down its lines of credit by $44,425,000 and transferred to Pacific $44,290,000 of indebtedness associated with the apartment and industrial properties sold.

On November 9, 1994, Realty entered into a new $30,000,000 one-year credit facility with a commercial bank which, along with other available cash reserves, was used to repay $30,879,000 of outstanding obligations to other lenders. Borrowings under the one-year credit facility will be due one year from the date of funding but no later than November 30, 1995 and will bear interest, at Realty's option, at the prime rate, at LIBOR plus 1%, or at the certificate of deposit rate plus 1%.

Realty is near completion of the refinancing of the $10,000,000 mortgage loan on its Medical Office Building with the existing lender. The new $8,900,000 mortgage loan, due 2001, will bear interest at 9.25%, provide for a twenty-five year amortization period and require Realty to pay down the existing loan by $1.1 million. Realty anticipates that this refinancing will be completed in November 1994.

Realty is also currently finalizing mortgage loans on each of its six neighborhood shopping center properties. Realty anticipates that the mortgage loans will total approximately $15,800,000, have an initial variable interest rate of 8.25%, have a 20 year amortization period, and be due in 10 years. Realty anticipates that these mortgage loans will close in November 1994.

Realty is currently negotiating a new long-term credit facility which would provide an amount sufficient to refinance Realty's new one-year credit facility and an additional line of credit to be used for general corporate purposes. In management's opinion, Realty will generate sufficient liquidity from other sources during the negotiation of the new long-term credit facility to provide for its operating needs.

During the 1994 second quarter, the Board of Directors established a revised annual dividend rate of $.80 per share, effective with the quarterly dividend of $.20 per share paid on July 22, 1994. Previously the annual dividend rate was $1.36 per share. The revised annual rate is expected to reduce annual dividends by $6,300,000.

Realty had $23,015,000 of long-term receivables at September 30, 1994 with maturities ranging from 1994 to 2002. For the nine months ended September 30, 1994, long-term receivables earned interest income of $1,329,000.

In the opinion of management, as of September 30, 1994, Realty's real estate investments had market value substantially in excess of the historical costs and indebtedness related to such real estate investments. Management believes that this provides significant additional borrowing capacity.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations (Continued)


                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

Operating Company is engaged in thoroughbred horse racing through its wholly-owned subsidiary, Los Angeles Turf Club, Incorporated ("LATC"), which leases the Santa Anita Racetrack ("Santa Anita") from Realty.

The following narrative discusses Operating Company's results of operations for the three and nine months ended September 30, 1994 and 1993, together with liquidity and capital resources as of September 30, 1994.

Results of Operations -- Third Quarter 1994 Compared with Third Quarter 1993

Operating Company derives its revenues primarily from thoroughbred horse racing activities. For the three months ended September 30, Santa Anita Racetrack operated 20 days in 1994 and 21 days in 1993 as a satellite wagering facility for Hollywood Park. Total attendance and wagering as a satellite wagering facility were down 12.5% and 8.7%, respectively, in the third quarter of 1994 compared with the year ago quarter. Average daily attendance and average wagering were down 8.1% and 4.2%, respectively, for the third quarter of 1994 compared with the year ago quarter.

Also, in the third quarter ended September 30, Santa Anita Racetrack operated 43 days in 1994 and 42 days in 1993 as a satellite wagering facility for Del Mar. Total attendance and wagering as a satellite wagering facility were down 4.8% and 5.1%, respectively, in the third quarter of 1994 compared with the year ago quarter. Average daily attendance and average wagering, however, were down 7.0% and 7.3%, respectively, for the third quarter of 1994 compared with the year ago quarter.

Total revenues in the third quarter of 1994 were $5,599,000, up 5.0% from revenues of $5,334,000 for the comparable year ago period. Total revenues increased in the third quarter of 1994 compared with the year ago quarter due to an increase of $400,000 over the comparable period last year in the supplemental rent from Oak Tree Racing Association for its year ended May 31, 1994. Oak Tree subleases Santa Anita Racetrack from LATC for a base rent tied to wagering activity plus supplemental rent representing Oak Tree's adjusted profits above an agreed upon level. Direct horse racing operating costs in the third quarter of 1994 were $4,365,000, up 7.7% from $4,052,000 for the comparable year ago period due to the accounting practice of allocating costs and expenses associated with revenues in interim periods. See Note 1 of Notes to Financial Statements.

Food and beverage revenues and cost of sales were lower in the third quarter of 1994 compared with the year ago period due to the lower level of attendance. As a percentage of sales, cost of sales decreased to 21.1% in the third quarter of 1994 compared with 37.3% in the comparable quarter of 1993 due to price increases in the third quarter of 1994.

General and administrative expenses were $719,000 in the third quarter of 1994, down 18.8% from the $885,000 from the comparable year ago period, primarily due to lower professional fees. Interest expense remained virtually unchanged at $120,000 in the third quarter of 1994 and $119,000 in the comparable quarter of 1993.

Operating Company reported a net profit of $10,000 or $.00 per share in the third quarter of 1994 compared with a net loss of $258,000 or $.02 per share in the third quarter of 1993 primarily due to the revenue and expense items previously discussed.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Results of Operations -- Year to Date 1994 Compared with Year to Date 1993

For the nine months ended September 30, live thoroughbred horse racing at Santa Anita Racetrack totaled 85 days in 1994 compared with 78 days in 1993. Total on-track attendance at the live racing events in the first nine months of 1994 was up 3.2% from the comparable year ago period while average daily attendance declined 5.3%. Total wagering at the live racing events increased 30.9% and average daily wagering increased 20.1% in the first nine months of 1994 compared with the same period last year. On-track wagering increased 6.3%, inter-track wagering increased 17.3% and interstate wagering increased 94.1% in the first nine months of 1994 compared with the same period last year.

Also, for the nine months ended September 30, Santa Anita Racetrack operated 111 days in 1994 and 115 days in 1993 as a satellite wagering facility for Hollywood Park and Del Mar. Total attendance and wagering as a satellite wagering facility were down 9.1% and 7.9%, respectively, in the first nine months of 1994 compared with the same period last year. Average daily attendance and average wagering were down 5.8% and 4.5%, respectively, for the first nine months of 1994 compared with the same period last year.

Total revenues and direct horse racing operating costs were higher in the first nine months of 1994 compared with the same period last year due to more race days and higher attendance and wagering at live racing events. Total revenues in the first nine months of 1994 were $55,359,000, up 6.4% from $52,040,000 for the comparable year ago period. Direct horse racing operating costs in the first nine months of 1994 were $35,022,000, up 2.6% from $34,121,000 for the comparable year ago period.

Food and beverage revenues were lower in the first nine months of 1994 compared with the year ago period due to lower per capita spending while cost of sales was higher for the same comparable periods. As a percentage of sales, cost of sales increased to 29.7% in the first nine months of 1994 compared with 28.5% in the first nine months of 1993.

General and administrative expenses were $5,737,000 in the first nine months of 1994, down 4.2% from the $5,986,000 from the comparable year ago period due to the one time charge of $974,000 in the prior year for the post retirement benefits payable as a result of the death of the former Chairman of the Board of Operating Company. Interest expense decreased to $338,000 in the first nine months of 1994 from $396,000 in the first nine months of 1993. Rental expense to Realty was $10,563,000 for the first nine months of 1994 compared with $8,780,000 reported in the first nine months of 1993. The increase in rental expense of 20.3% reflects the overall increase in racing days and wagering.

Due to the revenue and expense items previously discussed, Operating Company reported a net loss of $895,000 or $.08 per share for the nine months ended September 30, 1994, compared with a net loss of $1,824,000 or $.16 per share for the comparable period in 1993.


Seasonality

Operating Company's operations are subject to seasonal fluctuations. Operating Company recognizes the majority of its revenues in the first quarter due to live racing activity at Santa Anita. Therefore, the results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.


Liquidity and Capital Resources

At September 30, 1994, Operating Company's sources of liquidity included cash and short-term investments of $5,551,000 and an unsecured line of credit with Realty of $10,000,000, of which approximately $3,000,000 was utilized in connection with a guarantee of a capital lease. Operating

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Company's ability to utilize Realty's line of credit is dependent upon Realty's liquidity and capital resources. (See Item 2. "Managements' Discussion and Analysis of Financial Condition and Results of Operations - Santa Anita Realty Enterprises, Inc. - Liquidity and Capital Resources"). For the three and nine months ended September 30, 1994, short-term investments earned interest income of $126,000 and $506,000, respectively.

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

                   SANTA ANITA REALTY ENTERPRISES, INC. and
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                   For the Quarter Ended September 30, 1994

PART II       OTHER INFORMATION


Item 3.  Defaults upon Senior Securities

         At September 30, 1994, Realty was not in compliance with certain financial covenants contained in its credit agreements, although Realty's lenders waived such noncompliance through November 14, 1994. The debt to these lenders was repaid on November 10, 1994. Realty is in compliance with its new credit facility. See Managements' Discussion and Analysis of Financial Condition and Results of Operations - Santa Anita Realty Enterprises, Inc. - Liquidity and Capital Resources.


Item 6.  Exhibits and Reports on Form 8-K

(a)      The following documents are filed as part of this report:

                                                                               Sequential
         Exhibit                                                               Numbering
         Number                                                                 Page No.
         -------                                                               ----------
         10.1 Schedule of omitted documents and differences in material details regarding Severence Agreements of Certain
              Officers of Santa Anita Realty Enterprises, Inc. and Santa
              Anita Operating Company

         10.2 Closing Agreement, dated as of October 1, 1994, by and between Santa Anita Realty Enterprises, Inc. and Pacific
              Gulf Properties, Inc.

         10.3 Amended and Restated Lease, dated as of November 9,
              1994, by and between Santa Anita Realty Enterprises, Inc.
              and Los Angeles Turf Club, Incorporated

         10.4 Credit Agreement between Santa Anita Realty Enterprises,
              Inc. and First Interstate Bank of California, dated as of November 9, 1994

        27(a) Financial Data Schedule of Santa Anita Realty Enterprises, Inc.

        27(b) Financial Data Schedule of Santa Anita Operating Company


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1994.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Operating Company and Realty have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


SANTA ANITA REALTY ENTERPRISES, INC.    SANTA ANITA OPERATING COMPANY


By  \Sherwood C. Chillingworth          By  \Stephen F. Keller
    -----------------------------------     ------------------------------------
    Sherwood C. Chillingworth               Stephen F. Keller
    Vice Chairman of the Board and          Chairman of the Board, President
    Chief Executive Officer                 and Chief Executive Officer
    (Principal Executive Officer)           (Principal Executive Officer)

Dated:   November 14, 1994              Dated:   November 14, 1994
        --------------------                    --------------------


By  \Brian L. Fleming                   By  \Richard D. Brumbaugh
    -----------------------------------     ------------------------------------
    Brian L. Fleming                        Richard D. Brumbaugh
    Executive Vice President and            Vice President-Finance and
    Chief Financial Officer                 Chief Financial Officer
    (Principal Financial and Accounting     (Principal Financial and Accounting
     Officer)                                Officer)
Dated:   November 14, 1994              Dated:   November 14, 1994
        --------------------                    --------------------





                                                              September 30, 1994
                                                                  Form 10-Q