Form 10-K405
SANTA ANITA OPERATING CO; SANTA ANITA REALTY ENTERPRISES INC
filed 1995-03-30
CIK 313749, 314661

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
/X/ JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1994
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from ______________ to _____________

     Commission File Number 0-9109             Commission File Number 0-9110
SANTA ANITA REALTY ENTERPRISES, INC.           SANTA ANITA OPERATING COMPANY
--------------------------------------    -------------------------------------
   (Exact name of registrant as                (Exact name of registrant as
    specified in its charter)                   specified in its charter)


             DELAWARE                                     DELAWARE
--------------------------------------    -------------------------------------
   (State or other jurisdiction                (State or other jurisdiction
 of incorporation or organization)           of incorporation or organization)

            95-3520818                                   95-3419438
--------------------------------------    -------------------------------------
 (I.R.S. Employer Identification No.)      (I.R.S. Employer Identification No.)

 301 West Huntington Drive, Suite 405           285 West Huntington Drive
      Arcadia, California  91007                Arcadia, California  91007
--------------------------------------    -------------------------------------
  (Address of principal executive           (Address of principal executive
    offices including ZIP code)               offices including ZIP code)

         (818) 574-5550                                 (818) 574-7223
--------------------------------------    -------------------------------------
 (Registrant's telephone number,            (Registrant's telephone number,
     including area code)                         including area code)

           Securities registered pursuant to Section 12(b) of the Act:

 Santa Anita Realty Enterprises, Inc.         Santa Anita Operating Company
   Common Stock $.10 par value                 Common Stock $.10 par value
--------------------------------------    -------------------------------------
          (Title of class)                           (Title of class)

     New York Stock Exchange                      New York Stock Exchange
--------------------------------------    -------------------------------------
      (Name of each exchange                       (Name of each exchange
        on which registered)                         on which registered)

 Santa Anita Realty Enterprises, Inc.
  Preferred Stock Purchase Rights
--------------------------------------
     (Title of class)

     New York Stock Exchange
--------------------------------------
     (Name of each exchange
     on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

                 None                                    None
--------------------------------------    -------------------------------------
         (Title of each class)                   (Title of each class)

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes      X       No
                                                    -----------     -----------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
     The aggregate market value of the paired voting stock of Santa Anita Realty Enterprises, Inc. and of Santa Anita Operating Company held by nonaffiliates on March 13, 1995 was $172,812,000.
     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the close of business on March 13, 1995:
     Santa Anita Realty Enterprises, Inc.              Common Stock 11,256,353
     Santa Anita Operating Company                     Common Stock 11,143,853

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following document is incorporated by reference in Part III of this Joint Annual Report on Form 10-K:
     Joint proxy statement for the annual meetings of shareholders of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company to be held on May 2, 1995.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I                                                                     3
     Item 1.        Business                                               3
                       Introduction                                        3
                       Business Strategy                                   3
                       Realty                                              7
                         Summary Financial Information                     7
                         Real Estate Investments and Policies              8
                         Santa Anita Racetrack                             9
                         Regional Malls                                   10
                            Santa Anita Fashion Park                      10
                            Towson Town Center                            11
                         Neighborhood Shopping Centers                    11
                         Office Buildings                                 11
                         Land                                             11
                         Pacific Gulf Properties Inc.                     11
                         Management of Properties                         12
                         Competitive and Other Conditions                 12
                         Employees                                        13
                         Seasonal Variations in Business                  13
                       Operating Compan                                   14
                         Santa Anita Racetrack                            14
                            Wagering Commissions                          14
                              On-Track Wagering                           15
                              Satellite Wagering - Southern California    15
                              Satellite Wagering - Northern California    15
                              Satellite Wagering - Out-of-State
                               (Commingled Pools)                         15
                              Out-of-State Wagering - Separate Pools      16
                         Competitive and Other Conditions                 20
                         Dependence on Limited Number of Customers        21
                         Employee and Labor Relations                     21
                         Seasonal Variations in Business                  21
                       Income Tax Matters                                 22
     Item 2.        Properties                                            27
     Item 3.        Legal Proceedings                                     28
     Item 4.        Submission of Matters to a Vote of Security Holders   28
     Item 4a.       Executive Officers of Operating Company and Realty    28

PART II                                                                   30
     Item 5.        Market for the Registrants' Common Equity and Related
                       Shareholder Matters                                30
     Item 6.        Selected Financial Data                               31
     Item 7.        Managements' Discussion and Analysis of Financial
                    Condition and Results of Operations                   35
     Item 8.        Financial Statements and Supplementary Data           40
     Item 9.        Disagreements on Accounting and Financial Disclosure  40

PART III                                                                  41

PART IV                                                                   41
     Item 14.       Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K                                          41

SIGNATURES                                                                42
INDEX TO FINANCIAL STATEMENTS                                             44
INDEX TO FINANCIAL STATEMENT SCHEDULES                                    45
EXHIBIT INDEX                                                             95

                      SANTA ANITA REALTY ENTERPRISES, INC.
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
                                     PART I
ITEM 1.  BUSINESS

INTRODUCTION

          Santa Anita Realty Enterprises, Inc. ("Realty") and Santa Anita Operating Company ("Operating Company") are two separate companies, the stocks of which trade as a single unit under a stock-pairing arrangement on the New York Stock Exchange. Realty and Operating Company were each incorporated in 1979 and are the successors of a corporation originally organized in 1934 to conduct thoroughbred horse racing in Southern California. As used herein, the terms "Realty" and "Operating Company" include wholly owned subsidiaries of Realty and Operating Company unless the context requires otherwise. References to "The Santa Anita Companies" or "Companies" refer to Realty and Operating Company, collectively. This document constitutes the annual report on Form 10-K for both Realty and Operating Company.

BUSINESS STRATEGY

     OVERVIEW

          In 1994, The Santa Anita Companies completed comprehensive restructurings of both Realty and Operating Company and embarked on a new, growth-oriented strategy designed to build long-term value for shareholders by maximizing the value of the Companies' assets. These assets, as discussed in greater detail below, include, but are not limited to:

          * Santa Anita Racetrack, widely regarded as one of North America's finest thoroughbred horse racing facilities and operations;

          * The televised simulcast signal that carries live racing at Santa Anita Racetrack to satellite wagering sites in California, Nevada, New York, 32 other states and seven foreign countries;

          * 400 acres of prime real estate, including Santa Anita Racetrack and Santa Anita Fashion Park regional mall in Arcadia, California; and

          * Strong positive name recognition for Santa Anita throughout Southern California and within the thoroughbred racing and pari-mutuel wagering industries nationwide.

          The Companies intend to achieve their long-term strategic objectives by leveraging Santa Anita's excellent location, positive name recognition and current operations to develop the Companies into a premier gaming and entertainment concern in Southern California with thoroughbred horse racing at its core.

     THE RESTRUCTURING

          Consistent with this strategy, the Companies undertook a major restructuring in 1994 designed to focus the Companies on core growth areas of their businesses and to provide the financial flexibility and managerial strength needed to achieve the business objectives stated above. A summary of key events related to these restructurings follows.

          On June 2, 1994, Realty's Board of Directors approved management's recommendation to reduce the annual dividend from $1.36 per share to $.80 per share, a decrease of 41%. This reduction in the dividend has made available $6.2 million annually for reinvestment into the development of the Companies' assets in accordance with its long-term growth strategy.

          During 1994, Realty completed the sale of its multifamily and industrial operations to Pacific Gulf Properties Inc. ("Pacific"). As discussed in greater detail below, this sale enabled Realty to deleverage its balance sheet by paying down its lines of credit by $44.4 million and transferring certain debt in the amount of $53.7 million related to the apartment and industrial properties of Pacific. The transaction also provided Realty's shareholders with an opportunity to participate in the potential growth of Pacific through Realty's 16.3% ownership position. The transaction was accomplished without diluting existing shareholders' interest in Santa Anita Racetrack and Santa Anita Fashion Park.

          In December 1994, Realty completed the restructuring of its balance sheet that began with the Pacific transaction. Specifically, Realty completed $45.5 million of new financing arrangements with First Interstate Bank, which consist of a $30.0 million revolving credit facility and $15.5 million of mortgage notes. Also, Realty and The Hahn Company completed the refinancing of the mortgage debt on the Santa Anita Fashion Park Mall through a new
$62.4 million loan agreement with Teachers Insurance and Annuity Association. The additional borrowing under this facility provides permanent financing for the mall's recently opened 136,000 square foot Nordstrom store and a 40,000 square foot expansion of retail space. These financing agreements enabled the Companies to retire $30.9 million of higher priced short-term debt obligations and secure long-term fixed rate financing for Realty's Fashion Park mall property.

          Total debt for the combined Companies at December 31, 1994 was $112.3 million compared with $187.9 million at December 31, 1993. Excluding the partnership debt on Santa Anita Fashion Park Mall, Santa Anita's debt at December 31, 1994 was $50.4 million compared to $162.6 million at December 31, 1993. The reduction in debt is principally the result of the Pacific transaction completed in 1994.

          In addition, Operating Company continued to implement an ongoing cost reduction program begun in 1992. To date, this program has reduced the Company's ongoing expenses by approximately $6 million annually.

     THE RESTRUCTURING - MANAGEMENT CHANGES

          During 1994, the Board of Directors of Realty named Sherwood C. Chillingworth, 68, Vice Chairman of the Board and Chief Executive Officer, Christopher T. Stirling, 40, President and Chief Operating Officer and Brian L. Fleming, 50, Executive Vice President and Chief Financial Officer. Together, this group brings Santa Anita extensive experience and expertise in real estate development, management, financing and retailing.

          During 1994, the Board of Directors of Operating Company promoted Richard D. Brumbaugh, 48, to Vice President - Finance and Chief Financial Officer. In addition, Kathryn J. McMahon, 34, was named General Counsel and Secretary and Mark T. Stephens, 31, was promoted to Vice President - Marketing and Customer Relations, reflecting the increased emphasis the Company is putting on customer service and marketing. Ms. McMahon is also the Company's primary liaison to the Arcadia community.

     THE RESTRUCTURING - BOARD CHANGES

          On September 15, 1994, the Companies announced the election of William
D. Schulte to their Boards of Directors. Mr. Schulte, 62, is a former Vice-Chairman of KPMG Peat Marwick LLP, and is currently the head of the Companies' audit committees.

          Effective March 1, 1995, J. Terrence Lanni was elected to the Boards of Directors of the Companies. Mr. Lanni, 52, is the former President and Chief Operating Officer of Caesars World Inc. and a long-time thoroughbred horse breeder, owner and enthusiast. Mr. Lanni has extensive experience in the horse racing, entertainment and gaming industries.

          Effective March 17, 1995, Thomas J. Barrack, Jr. was elected to the Boards of the Companies. Mr. Barrack, 47, is the Chief Executive Officer of both Colony Capital, Inc. and Colony Advisors, Inc., real estate investment firms owning and managing in excess of $3.5 billion of real estate assets.

          The Companies also announced on February 21, 1995 a restructuring of the Boards of Directors of both Realty and Operating Company. Linda K. Mennis, John M. Strub and Robert H. Strub resigned their Board positions at either Operating Company or Realty. Each will serve on the Board of the Los Angeles Turf Club.

Charles H. Strub II has also resigned from the Board of Realty in order to devote himself full-time to pursuing personal business interests in Arizona and Texas. It was also announced that Robert H. Grant and Robert E. Morgan, two long-time directors of both Operating Company and Realty, have reached the Companies' mandatory retirement age for board service and will not stand for re-election when their terms expire this spring.

     GROWTH STRATEGY -- SANTA ANITA REALTY ENTERPRISES

          As attendance and wagering for Santa Anita's live racing has shifted to satellite locations, the demand for onsite parking has declined accordingly and has provided Realty with an exciting opportunity to develop its prime Arcadia property into a major entertainment and retail center. This shift has made approximately 100 acres of Realty's 400-acre Arcadia property available for development into higher return uses with greater long-term benefits for the Companies' shareholders and the surrounding community.

          The Arcadia property, which includes the Santa Anita Racetrack and Santa Anita Fashion Park regional mall, enjoys ready access to fifteen million people within a fifty-mile radius. Only fourteen miles from downtown Los Angeles, the property is located near several major freeways with easy access to Orange County and rapidly expanding population centers in the San Fernando, San Gabriel and Pomona valleys.

          Realty has been working with the architectural design firm, Jerde Partnership Inc. to develop a comprehensive plan for the development of this property. The Jerde Partnership designed Universal Citywalk and San Diego's Horton Plaza and, Realty believes, is one of the nation's finest firms for entertainment and retail mixed-use development.

          The development envisions a broad range of entertainment and retail venues, including movie, live performance, large screen format and virtual reality theaters, high-end specialty retailers and restaurants. In March 1995, Realty filed applications with the City of Arcadia to commence the entitlement process for the development of the site.

          Realty is currently in negotiations with a number of leading companies about their potential participation in the development. It is currently the Companies' expectation to receive necessary governmental approvals and begin construction on the site in 1996 with operations commencing in 1997.


          Consistent with Santa Anita's strategy of enhancing the value of its Arcadia property, Santa Anita Fashion Park opened its fourth anchor tenant in August 1994, a 136,000 square foot Nordstrom store. In the fall season following the opening, sales increases for mall tenants averaged 15%. Fashion Park's other three anchor tenants are The Broadway (188,000 square feet), Robinsons-May (156,000 square feet), and J.C. Penney (215,000 square feet). The Fashion Park mall underwent a major remodeling in 1988 and added a food court in 1993. During the past year, each of the anchor department stores has either completed or commenced a major remodeling of their stores.

     GROWTH STRATEGY - SANTA ANITA OPERATING COMPANY

          While a decline in Santa Anita Racetrack's onsite attendance has provided Realty the opportunity described above, a marked increased in offsite attendance and wagering has opened a new growth area for Santa Anita's racing operations.

          In spite of heavy rains for much of January and March, Santa Anita's total average daily wagering was $11.1 million for the first 61 days of its 1995 racing meet, which began on December 26, 1994. This represents an increase of 15.2% in wagering over the comparable 1994 period and reflects the benefits of full card California simulcasts and significant growth in out-of-state markets.

          In the fall of 1993, California law permitted the limited exchange between Southern and Northern California of televised racing signals on races with purses exceeding $20,000. In the summer of 1994, a change in California law permitted the unlimited exchange of racing signals between the Southern California zone and the Northern California zone. Santa Anita currently sends televised racing signals to 16 locations in Southern

California and 15 locations in Northern California. The California satellite facilities commingle their wagering with the wagering on-track.

          Certain states permit the transmission of pari-mutuel wagers across state lines. This format permits patrons wagering in those states on races held at Santa Anita Racetrack to participate in the same pari-mutuel pool payouts available to Santa Anita's on-track patrons and California satellite patrons. Santa Anita currently participates in satellite wagering with commingled pools in Nevada and 23 other states and with separate pools in New York and nine other states. Santa Anita receives a negotiated percentage of the pari-mutuel wagering at such sites.

          On December 12, 1994, The Santa Anita Companies entered into an agreement with the New York Off-Track Betting Corporation under which Santa Anita will provide its full, nine-race card live signal to 261 off-track betting sites throughout New York State during its 1995 winter racing season. When added to the recently enacted, full-card simulcast between Northern and Southern California, the New York OTB signal has made Santa Anita's 1995 winter meet purse structure the largest in North American thoroughbred racing history.

          In addition to being one of the nation's premier racing operations, Santa Anita has invested over $5 million to build a state-of-the-art broadcasting center at its Arcadia facility. This center enables Santa Anita to provide its satellite locations with a signal that has outstanding production values and picture quality. The center has the capacity to accommodate expanded demand for the signal.

          As part of Operating Company's growth strategy, Santa Anita is currently exploring opportunities to transmit its live racing signal to other markets in North America as well as select markets in Latin America. The Latin American marketplace is characterized by an existing base of knowledgeable and enthusiastic fans of thoroughbred racing and pari-mutuel wagering. In addition to its "marquee" value and quality racing signal, Santa Anita benefits from small and favorable time zone differentials with much of Latin America. Operating Company is also exploring the future potential of opportunities in interactive home wagering and additional off-track wagering outlets in California.

          Santa Anita is also committed to growing its onsite track attendance through new marketing initiatives. The Company will pursue an aggressive marketing agenda, concentrating on expanding its database marketing programs, further developing its sales to groups and designing improved programs to attract younger and more diverse demographic segments.

          In addition, Operating Company believes the development of the Arcadia property will lead to increased traffic flow on the Arcadia property, providing opportunities for the Companies and other tenants of the proposed Arcadia development to pursue joint- and cross-marketing initiatives.

          On February 9, 1995, The Santa Anita Companies announced the purchase of an option to acquire a 50% interest in the Bell Jackpot Casino, a fully licensed card club in the City of Bell, California at such time that legislation is enacted in California to allow public companies to own and operate card club facilities, subject to state licensing and other regulatory approvals. There can be no assurances that such legislation will be enacted in the near future or at all. The City of Bell is centrally located in Los Angeles County. The Bell Jackpot Casino opened Friday, February 3, 1995. The Casino is a 42,000 square foot, fully equipped 45-table facility. The Casino operates 24 hours per day, 365 days a year, and provides full food and beverage services. The Casino would provide Santa Anita with another venue in California's growing gaming entertainment industry.

          Santa Anita is exploring additional opportunities to enter the card club casino business in anticipation of expanded gaming in California.

     SUMMARY

          The corporate actions and strategic direction outlined above have been undertaken to further the Companies' objective of creating significant long-term value for shareholders by transforming The Santa Anita Companies into a premier gaming and entertainment company with thoroughbred horse racing at its core.

REALTY

          Realty is incorporated under the laws of the State of Delaware. Realty's principal executive offices are located at 301 West Huntington Drive, Suite 405, Arcadia, California 91007.

          Realty operates as a real estate investment trust ("REIT") under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). As such, Realty is principally engaged in investing in and holding real property, including Santa Anita Racetrack, the real estate underlying the Santa Anita Fashion Park shopping center ("Fashion Park"), a 50 percent interest in the operation of Fashion Park and a 32.5 percent interest in Towson Town Center (major regional shopping centers) and a number of neighborhood shopping centers and office buildings. Until February 18, 1994, Realty also owned 2,654 apartment units and 185,000 square feet of industrial space and until October 1, 1994 an additional 622,000 square feet of industrial space. Realty is a self-administered equity REIT.

     SUMMARY FINANCIAL INFORMATION

     The following table sets forth certain unaudited financial information with respect to Realty:


                                                             SUMMARY OF FINANCIAL INFORMATION
                                                                  YEAR ENDED DECEMBER 31,
                                                         (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                         ----------------------------------------------------------------------------
                                             1994               1993             1992           1991          1990
                                         -------------      ------------      ------------   -----------   ----------
Revenues                                 $  40,263 (a)      $   55,578        $50,291        $45,408        $44,101
Net income                                   5,545             2,619(b)        10,211          9,699         13,861
Funds from operations (c)                   14,831            18,647(d)        19,167         17,273         19,113
Per share:
   Net income                                  .49                 .23            .91            .86           1.23
   Dividends paid                             1.08                1.36           1.36           2.08           2.08
   Dividends declared                          .94                1.36           1.36           1.90           2.08
Weighted average shares
   outstanding                              11,256              11,256         11,256         11,257         11,224
----------

(a) The decline in revenues was due primarily to the sale of properties to Pacific. See Item 1. "Business - Realty - Pacific Gulf Properties."
(b) The decline in net income is due to the loss on the sale of properties to Pacific which was reflected in net income in 1993. See Item 1. "Business
     - Realty - Pacific Gulf Properties."
(c) Calculated in accordance with the definition of funds from operations as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), except 1993 which excludes $5,734,000 received from the California Franchise Tax Board related to the settlement of certain state tax issues. Net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.
     Adjustments for unconsolidated joint ventures were calculated by adding distributions from unconsolidated joint ventures net of equity in the earnings (losses) of the venture and excluding distributions associated with the sale of property by the venture.
(d) Pro forma funds from operations for the year ended December 31, 1993, after giving effect to the Pacific transaction, were $16,151,000.

     REAL ESTATE INVESTMENTS AND POLICIES

          Realty's portfolio of real estate investments is outlined below.

                       SUMMARY OF REAL ESTATE INVESTMENTS
                             AS OF DECEMBER 31, 1994


                                                                                                  NET BOOK
                                              PERCENT        LEASABLE           PERCENT           VALUE (B)       ENCUMBRANCES (C)
                                              LEASED         AREA (A)         OWNERSHIP        (IN THOUSANDS)     (IN THOUSANDS)
                                              -------       ----------        ---------        ---------------    -----------------
RACING FACILITY:
   Santa Anita Racetrack                       100%         312 acres           100.0%           $  8,304          $       --
REGIONAL MALLS:
   California
       Fashion Park                             95          1,093,000            50.0              52,307              61,925
       Land underlying Fashion Park            100           73 acres           100.0                 102               3,971
   Maryland
       Towson Town Center                       91            980,000         32.5(d)             169,945             164,641
       Joppa Associates (e)                     --            240,000            33.3              28,253              16,495
SHOPPING CENTERS:
   California
       Yorba Linda                              90             53,000           100.0               7,606               3,494
       Orange                                  100             21,000           100.0               4,535               1,722
       Encinitas                                88             80,000           100.0              11,229               4,332
   Arizona, Phoenix
       Tatum and Thunderbird                   100             52,000           100.0               3,584               2,880
       28th and Indian School                   97             31,000           100.0               2,141               1,677
       67th and Indian School                   97             75,000           100.0               5,551               1,395
OFFICE BUILDINGS:
   California
       Civic Center Plaza Towers                78            152,000           100.0              16,546              11,704
       Upland                                  100             36,000           100.0               4,540                  --
       Medical Office Building                  93             75,000           100.0              13,032               8,892
LAND:
   California
       Temecula                                N/A           24 acres            50.0                 480                 480

---------------

(a)  Square feet except as indicated.
(b) Net book value (total cost of project less accumulated depreciation) at December 31, 1994. Amounts represent 100% of project net book value.
(c)  Amounts represent 100% of project encumbrances.
(d)  Realty is entitled to receive a preferred return on its equity investment.
(e) A retail building adjacent to the Towson Town Center project that is expected to become part of the regional mall.

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

          The Santa Anita Racetrack was opened for thoroughbred horse racing in 1934 by a group of investors led by Dr. Charles H. Strub. The Santa Anita Meet has been held at Santa Anita Racetrack each year since its founding except for three years during World War II. Over the years, the racetrack facilities have been expanded. At present, the physical plant consists of a large grandstand structure, stalls for approximately 2,000 horses, and a parking area covering approximately 128 acres which can accommodate approximately 20,000 automobiles. The grandstand facilities include clubhouse accommodations, a general admission area, and food and beverage facilities, which range from fast food stands to restaurants, both at outdoor terrace tables and indoor dining areas. The grandstand has seating capacity for 25,000 as well as standing room for additional patrons. The structure also contains Operating Company's executive and administrative offices. The grounds surrounding the grandstand are extensively landscaped and contain a European-style paddock and infield accommodations, including picnic facilities for special groups and the general public.

          During 1994, the lease rental payable to Realty by LATC was 1.5% of total live on-track wagering at Santa Anita Racetrack, including live on-track wagering during the meet conducted by the Oak Tree Racing Association ("Oak Tree"). In addition, Realty received 40% of LATC's revenues from satellite wagering (not to exceed 1.5% of such wagering) and the simulcasting of races originating from Santa Anita Racetrack after mandated payments to the State, to horse owners and to breeders. The lease with LATC which was scheduled to expire December 31, 1994, was amended and extended for an additional five years, effective January 1, 1995. The amended lease provides for rent of 1.5% of the aggregate on-track wagering on live races at Santa Anita Racetrack and 26.5% of LATC's wagering commissions from satellite wagering on races originating at Santa Anita Racetrack. In addition, Realty will receive 26.5% of LATC's wagering commissions from satellite wagering on races originating at certain other racetracks. Accordingly, the rental income which Realty receives from Santa Anita Racetrack is directly affected by and dependent upon the racing activities and the wagering by patrons (see Item 1. "Business -- Operating Company -- Santa Anita Racetrack").

          Based upon the rental formula, for the year ended December 31, 1994 Realty received $13,070,000 in rental income from horse racing (see Item 1. "Business -- Operating Company"). If the amended lease terms had been in effect for the year ended December 31, 1994, racetrack rental revenues would have been $11,123,000.

     The following table shows rental earned by Realty under the LATC lease for the last five years:


                                                            YEAR ENDED DECEMBER 31,
                                                     (IN THOUSANDS, EXCEPT FOR RACING DAYS)
                                    ---------------------------------------------------------------------
                                       1994           1993           1992            1991          1990
                                    ---------      ---------      ---------       --------      ---------
Combined racing days                      117            114            121            120            117
                                    ---------      ---------      ---------       --------      ---------
                                    ---------      ---------      ---------       --------      ---------

Santa Anita Meet                    $  11,226      $   9,233      $  10,955       $  9,928      $  10,436

Oak Tree Meet and Charity
Days (a)                                1,844          2,401          1,728          1,889          2,069
                                    ---------      ---------      ---------       --------      ---------

Total                               $  13,070      $  11,634      $  12,683       $ 11,817      $  12,505
                                    ---------      ---------      ---------       --------      ---------
                                    ---------      ---------      ---------       --------      ---------

--------------------------
(a) Oak Tree races five weeks in even-numbered years and six weeks in odd-numbered years.

          For a further description of the Santa Anita Meet and the Oak Tree Meet, see Item 1. "Business -- Operating Company -- Santa Anita Racetrack."

ITEM 1. BUSINESS (CONTINUED)

     REGIONAL MALLS

          SANTA ANITA FASHION PARK

          Santa Anita Fashion Park is a completely enclosed, climate-controlled regional mall located adjacent to Santa Anita Racetrack with 1,093,000 square feet of leasable area. Fashion Park is owned and operated by a partnership, Anita Associates, of which Realty is a 50% limited partner. The general partner of Anita Associates is Hahn-UPI, which in turn is a limited partnership of which The Hahn Company, a developer of shopping centers, is the general partner.

          In the fall of 1994, an expansion of Fashion Park was completed. In addition to the existing major tenants, Robinsons-May (156,000 square feet), J.C. Penney (215,000 square feet) and The Broadway (188,000 square feet), a new 136,000 square foot Nordstrom store was added and an additional 40,000 square feet of mall stores were added. During 1993, the Robinsons-May store was expanded by approximately 40,000 square feet and a food court of approximately 13,000 square feet was completed and opened. During the past year, each of the anchor department stores has either completed or commenced a major remodeling of their stores.

          In January 1994, the partnership refinanced its existing debt by entering into a secured loan agreement with an insurance company. Funding under the secured loan was made in two draws of $46,577,000 at 9.0% in January 1994 and $15,778,000 at 9.25% in December 1994. The secured loan is due in January 2003. At December 31, 1994, $61,925,000 was outstanding under the agreement.

          There are currently 130 tenants operating mall stores. Leases are generally seven to ten years with clauses providing for escalation of the basic rent every three years. Typically, leases with mall tenants are structured to provide Anita Associates with overage rents upon attainment by the tenant of certain sales levels, which are specified under the individual leases of the various stores. Overage rents represent a fixed percentage of the gross sales of a tenant less its base rent. With the addition of Nordstrom, Fashion Park has been able to attract higher quality mall tenants at higher annual rental rates.

          Realty has leased the land underlying Fashion Park to Anita Associates and to three of the major tenants of Fashion Park until 2037, with two additional ten-year option periods and one additional five-year option period. The ground rent is $527,000 annually until 1996 when the annual rent will increase to $794,000 through 2007. During the remaining 30-year term and the three additional option periods, the annual ground rent may be increased up to 25% based upon the appraised value of the land. Under the provisions of the ground leases, Anita Associates is responsible for real estate taxes and other operating expenses. Robinsons-May, J.C. Penney, The Broadway and Nordstrom pay their own real estate taxes.

          The land underlying Fashion Park is security for a loan maturing in 2009 with a balance at December 31, 1994 of $3,971,000. Payments on this indebtedness, which is without recourse to Realty, are approximately $473,000 annually. The security to the lender also includes an assignment of the ground rents received by Realty and a collateral assignment of the ground leases.

          The following table contains certain information pertaining to the mall stores in Fashion Park (excluding major tenants):


                                                                    YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------
                                                    1994       1993        1992        1991           1990
                                                 -------    -------     -------     -------        -------
Number of mall tenants                               130        116         107 (a)     134            139
                                                 -------    -------     -------     -------        -------
                                                 -------    -------     -------     -------        -------
Average annual rental rates per square
foot including overage rents                     $ 18.56    $ 16.42     $ 16.98     $ 15.80        $ 14.99
                                                 -------    -------     -------     -------        -------
                                                 -------    -------     -------     -------        -------

___________________

(a) Decline due primarily to certain leases not being renewed in anticipation of the expansion completed in 1994.

          TOWSON TOWN CENTER

          Towson Town Center located in Towson, Maryland, is a 980,000 square foot regional mall which opened in 1991. Realty is a 50% partner with The Hahn Company in H-T Associates, a joint venture which owns a 65% interest in a partnership which owns the Towson Town Center. Realty has invested a total of $7.5 million in H-T Associates. The major tenants at Towson Town Center are Nordstrom (224,000 square feet) and Hecht's (193,000 square feet) department stores.

          There are 175 other tenants operating mall stores with original lease terms varying up to 15 years. The average annual rental rate per square foot including overage rents was $31.85 per square foot for the operating mall stores. The mall tenant leases generally provide for escalation of the basic rent every three years and are structured to provide Towson Town Center with overage rents upon attainment by the tenant of certain sales levels, which are specified under the individual leases of the various stores. Overage rents represent a fixed percentage of the gross sales of a tenant less its base rent.

          Realty is a joint and several guarantor of loans used to expand the Towson Town Center and property adjacent to the Towson Town Center in the amount of $74,385,000. Annually, the guarantors may request a reduction in the amount of the guaranty based on the economic performance of the regional mall (see "Notes to Financial Statements -- Note 4 -- Investments in Unconsolidated Joint Ventures").

     NEIGHBORHOOD SHOPPING CENTERS

          Realty owns a portfolio of six neighborhood shopping centers. The shopping centers typically consist of a major supermarket, retail store or drugstore as a major tenant and often include a variety or general merchandise store and smaller service store tenants. The major tenant in two centers owns its building and the underlying land, while in the four other centers, the land or improvements are leased to the major tenant. Leases on the properties range from two to ten years in duration but typically are from three to five years. They are generally triple net leases (tenant pays all operating costs, insurance and property taxes) and provide for future rental increases. At December 31, 1994, the average occupancy of the three shopping centers located in California was 90% and the average occupancy of the three shopping centers located in Arizona was 98%.

     OFFICE BUILDINGS

          Realty owns three office buildings located in Arcadia, Santa Ana and Upland, California. The office buildings in Santa Ana and Upland are for general office use and the building in Arcadia is a medical office building. Office leases are typically for a period of five to ten years and are offered on a full-service gross basis. In addition, tenants are given a tenant improvement allowance and rental concessions in the form of additional tenant improvement allowances or free rent. At December 31, 1994, the average occupancy of the office buildings was 85%.

     LAND

          Realty is a 50% partner in French Valley Ventures, a partnership which acquired 24 acres of unimproved land located in Temecula, California. The partnership is reviewing the possibility of developing an industrial project on the site. In December 1994, the partnership negotiated a reduction in the maturing mortgage on this property. Additionally, the carrying cost of the investment was written down to its estimated market value which equals the amount of the debt.

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

          Effective October 1, 1994, Realty completed the second part of the transaction, the sale of its interest in Baldwin Industrial Park to Pacific. As a result, effective October 31, 1994, Pacific delivered to Realty an additional 634,419 shares of Pacific common stock as consideration for the transaction and corporate headquarters and other net assets and Realty transferred an additional $9,415,000 of indebtedness to Pacific.

          The two parts of the above transaction resulted in a loss of $10,974,000, which was reflected in the Realty and Combined Realty and Operating Company statements of operations for the year ended December 31, 1993.

          As a result of the February 18, 1994 and October 1, 1994 sales to Pacific, Realty owns approximately 16.3% of Pacific's outstanding common shares. The sales accomplished the following objectives: (1) the transaction deleveraged Realty by paying down its lines of credit by $44.4 million and transferring $53.7 million of debt related to the apartment and industrial properties to Pacific; (2) the deleveraging was accomplished without Realty's existing shareholders' interest in Realty's other assets being diluted; and
(3) so long as Realty continues to hold its ownership position in Pacific, Realty shareholders have the ability to participate in any growth of Pacific.

     MANAGEMENT OF PROPERTIES

          Realty manages its neighborhood shopping centers and office buildings directly.

     COMPETITIVE AND OTHER CONDITIONS

          The regional shopping malls, neighborhood shopping centers and office buildings owned by Realty encounter significant competition from similar or larger regional shopping malls, shopping centers and office buildings developed and owned by other companies.

          Realty's income from its real estate assets is also affected by general economic conditions. The current recession has adversely affected vacancy rates in office buildings generally. Continuation of the recession could adversely impact vacancy rates, the nature of Realty's tenants, the rents Realty is able to obtain from its tenants and its financial results.

          Some of Realty's properties are located in Southern California, which is an area subject to earthquakes and, therefore, there can be no assurance that any potential earthquakes will not damage Realty's properties or negatively impact the financial position or results of Realty.

     EMPLOYEES

          In connection with the sale to Pacific, the executive officers, various managers and most other employees of Realty resigned and became officers and employees of Pacific on February 18, 1994. Realty entered into a management agreement with Pacific which was terminated July 10, 1994. Realty appointed a new Vice Chairman of the Board and Chief Executive Officer in March 1994, a new President and Chief Operating Officer in April 1994 and a new Executive Vice President and Chief Financial Officer in May 1994 (see Item 4a. "Executive Officers of Realty and Operating Company"). At December 31, 1994, Realty employed 15 persons on a full-time basis.

     SEASONAL VARIATIONS IN BUSINESS

          Realty is subject to significant seasonal variation in revenues due primarily to the seasonality of thoroughbred horse racing. The following table presents unaudited quarterly results of operations for Realty during 1994 and 1993:


                                                        QUARTERS ENDED
                                                              1994
                                          (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                        ------------------------------------------
                                          MARCH      JUNE       SEPT.         DEC.
                                        --------   -------   --------    ---------
Total revenues (a)                      $ 15,803   $ 9,002   $  6,544    $   8,914
Costs and expenses (a)                     6,799     4,773      5,114        6,118
Interest expense and other (a)             2,940     1,839      2,326        3,766(b)
Write-down of land held for
development                                   --        --         --        1,043
                                        --------   -------   --------    ---------

Net income (loss)                       $  6,064   $ 2,390   $   (896)   $  (2,013)
                                        --------   -------   --------    ---------
                                        --------   -------   --------    ---------

Net income (loss) per common share      $    .54   $   .21   $   (.08)   $    (.18)
                                        --------   -------   --------    ---------
                                        --------   -------   --------    ---------

___________________

(a) The decrease in total revenues, costs and expenses and interest expense and other reflects the disposition of the multifamily and industrial operations in 1994.
(b)  Includes one-time charge of $1,478,000 of debt repayment costs.


                                                                        QUARTERS ENDED
                                                                             1993
                                                            (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                                   -----------------------------------------------------
                                                     MARCH          JUNE             SEPT.       DEC.
                                                   --------       -------          --------    ---------
Total revenues                                     $  18,876(a)   $  12,822(a)     $10,452     $   13,428
Costs and expenses                                     7,123          7,241          7,227         10,440
Interest and other                                     3,277          3,350          3,100          2,750
Loss on disposition of multifamily and industrial
operations                                                --             --             --         10,974
                                                     -------      ---------        -------      ---------

Income (loss) before income taxes                      8,476          2,231            125        (10,736)
Income tax benefit                                     1,458          1,065             --             --
                                                     -------      ---------        -------      ---------

Net income (loss)                                    $ 9,934      $   3,296        $   125      $ (10,736)
                                                     -------      ---------        -------      ---------
                                                     -------      ---------        -------      ---------

Net income (loss) per common share                   $   .88      $     .29        $   .01      $    (.95)
                                                     -------      ---------        -------      ---------
                                                     -------      ---------        -------      ---------

___________________
(a) Includes nonrecurring credits of $927,000 in the quarter ended March 31, 1993 and $2,284,000 in the quarter ended June 30, 1993 related to a tax settlement with the California Franchise Tax Board.

OPERATING COMPANY

          Santa Anita Operating Company ("Operating Company") is organized under the laws of the State of Delaware. Operating Company's principal executive offices are located at Santa Anita Racetrack, 285 West Huntington Drive, Arcadia, California 91007.

          Operating Company is engaged in thoroughbred horse racing. The thoroughbred horse racing operation is conducted by a wholly owned subsidiary of Operating Company, Los Angeles Turf Club, Incorporated ("LATC"), which leases Santa Anita Racetrack from Realty.

     SANTA ANITA RACETRACK

          LATC conducts an annual 17-week thoroughbred horse racing meet which commences the day after Christmas and continues through mid-April (the "Santa Anita meet"). LATC conducts one of the largest thoroughbred racing meets in the United States in terms of both average daily attendance and average daily pari-mutuel wagering.

          LATC leases the racetrack from Realty for the full year.   The lease,
which was scheduled to expire December 31, 1994, was amended and extended for an additional five years (see Item 1. "Business -- Realty -- Santa Anita Racetrack"). Under the new lease terms, LATC pays to Realty a fee of 1.5% of the on-track wagering on live races at Santa Anita Racetrack, which includes the Oak Tree Racing Association ("Oak Tree") meet. In addition, LATC pays to Realty 26.5% of its wagering commissions from satellite wagering (not to exceed 1.5% of such wagering). When LATC operates as a satellite for Hollywood Park Racetrack ("Hollywood Park") and Del Mar Racetrack ("Del Mar"), LATC pays 26.5% of its wagering commissions as additional rent to Realty. LATC has sublet the racetrack to Oak Tree to conduct Oak Tree's annual thoroughbred horse racing meet (27 days in 1994), which commences in late September or early October. Oak Tree races five weeks in even-numbered years and six weeks in odd-numbered years.

          Under a sublease which expires in 2000, Oak Tree makes annual rental payments to LATC equal to 1.5% of the total live on-track pari-mutuel wagering from its racing meet and 25% of its satellite and simulcast revenues after mandated payments to the State, to horse owners and to breeders. LATC pays to Realty 26.5% of all satellite and simulcast revenues received from Oak Tree. Because the rental received from Oak Tree's on-track pari-mutuel wagering is identical to the rental paid to Realty, LATC does not reflect these amounts in its financial statements. In addition, Oak Tree reimburses LATC an amount equal to 0.8% of its on-track pari-mutuel wagering for certain expenses of operating Santa Anita Racetrack on behalf of Oak Tree. LATC also receives supplemental rent representing Oak Tree's adjusted profits above an agreed-upon level and will rebate rent to Oak Tree if Oak Tree's adjusted profits fall below such level (see Item 1. "Business -- Operating Company -- Santa Anita Racetrack -- Wagering Commissions").

          WAGERING COMMISSIONS

          The State has vested administrative authority for racing and wagering at horse racing meets with the California Horse Racing Board. The California Horse Racing Board, which consists of seven members appointed by the governor of the State, is charged with the responsibility of regulating the form of wagering, the length and conduct of meets and the distribution of the pari-mutuel wagering within the limits set by the California legislature. The California Horse Racing Board is also charged with the responsibility of licensing horse racing associations on an annual basis to conduct horse racing meets and of licensing directors, officers and persons employed by the associations to operate such meets.

          California law specifies the percentage distribution of pari-mutuel wagering with the percentage varying based upon the total wagering for the meet, breed of horse and type of wager. The following table sets forth the allocation of the total pari-mutuel wagering, on- and off-track, by percentage and dollar amount during the 1993-94 Santa Anita meet:


                                          DISTRIBUTION OF PARI-MUTUEL  WAGERING
                                          -------------------------------------
                                                                      DOLLAR
                                                                      AMOUNT
                                                PERCENTAGE       (IN THOUSANDS)
                                                ----------       --------------
Return to Wagerers                                 80.89%             $624,143
State of California                                 4.37                33,715
Track Commissions                                   4.26                32,858
Horse Owners and Breeders                           4.36                33,605
Satellite Operator and Location Fees                5.98                46,165
Others                                               .14                 1,073
                                                --------           -----------
                                                  100.00%          $   771,559
                                                --------           -----------
                                                --------           -----------

               ON-TRACK WAGERING

          All wagering on-track is pari-mutuel meaning literally a mutual wager, or wagering by individuals against each other. The racetrack acts as the broker for the wagers made by the public and deducts a "take-out" or gross commission which is fixed by the State and shared with the State, the racetrack operator, the horse owners and breeders, and the municipality in which the racetrack is located. The racetrack operator has no interest in which horse wins a given race.

               SATELLITE WAGERING - SOUTHERN CALIFORNIA

          LATC and Oak Tree send televised racing signals to other racetracks in Southern California, non-racing fair sites in Southern California and wagering facilities on Indian reservation land in Southern California. Southern California satellite facilities commingle their wagering with the wagering on-track. LATC's and Oak Tree's share of this type of satellite wagering averages approximately 4.1%.

          During the Hollywood Park and Del Mar meets, LATC and other Southern California racing associations and fairs operate as satellite facilities. In addition to retaining about 1.9% of the pari-mutuel wagering at Santa Anita Racetrack as its commission, LATC receives income from admissions, parking and food and beverage sales. In 1994, Santa Anita Racetrack operated 145 days as a satellite for Hollywood Park and Del Mar.

               SATELLITE WAGERING - NORTHERN CALIFORNIA

          In the fall of 1993, California law permitted the limited exchange between Southern and Northern California of televised racing signals on races with purses exceeding $20,000. In the summer of 1994, a change in California law permitted the unlimited exchange of racing signals between the Southern California zone and the Northern California zone.

          Racetracks operating a live thoroughbred race meet in the southern zone and in the northern zone receive the out-of-zone racing signal and rebroadcast the signal within their respective southern or northern zones. Each zone commingles their wagering on the out-of-zone race with the other zone. While operating a live race meeting, LATC and Oak Tree receive approximately 4.4% of wagering on-track and at Southern California satellite facilities on Northern California races. Also, during the live race meeting, LATC and Oak Tree receive 1.25% of wagering in Northern California on Santa Anita races.

               SATELLITE WAGERING - OUT-OF-STATE (COMMINGLED POOLS)

          Legislation has been enacted in certain states permitting the transmission of pari-mutuel wagers across state lines. This format permits patrons wagering in those states on races held at Santa Anita Racetrack to participate in the same pari-mutuel pool payouts available to LATC's on-track patrons and California satellite patrons. LATC currently participates in satellite wagering with numerous sites in Nevada, and additional locations in Alabama, Arizona, Colorado, Connecticut, Delaware, Florida, Idaho, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Montana, Nebraska, New Hampshire, New Jersey, North Dakota, Oregon, Pennsylvania, Rhode Island, Texas, Washington and West Virginia and receives a negotiated percentage of the pari-mutuel wagering at such sites.

          Out-of-state satellite wagering started in 1991 with total pari-mutuel wagering of $39,445,000 which increased to $185,376,000 for 1994. LATC's share of the commissions from out-of-state satellite wagering was $3,139,000 for 1994 or approximately 1.7% of the out-of-state wagering.

               OUT-OF-STATE WAGERING - SEPARATE POOLS

          LATC and Oak Tree transmit their live racing signals to numerous locations in the United States, Mexico, the Caribbean and Canada. LATC's share of the commissions for transmitting its racing signal was $1,370,000 in 1994 and $1,280,000 in 1993. During the Oak Tree meet, LATC receives a percentage of Oak Tree's share of simulcasting revenues. LATC is pursuing the opportunity to transmit its signal to other locations.

        The following tables summarize key operating statistics for the 1990-1994 Santa Anita meets and the 1990-1994 Oak Tree meets, together with the attendance and wagering statistics relating to the transmission of the Del Mar and Hollywood Park signals to Santa Anita Racetrack.



                                                             RACING MEETS ENDED IN
                                       ----------------------------------------------------------------------
                                          1994           1993           1992           1991           1990
                                       ----------     ----------     ----------     ----------     ----------
LIVE RACING

SANTA ANITA MEET:
 Number of racing days                         90             83             94             88             90
                                       ----------     ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------     ----------

 Attendance
   On-track                             1,257,909      1,215,208      1,531,538      2,014,618      2,157,583
   Southern California
     satellite locations (a)            1,523,220      1,332,126      1,576,763        666,611        707,675
                                       ----------     ----------     ----------     ----------     ----------
   Total                                2,781,129      2,547,334      3,108,301      2,681,229      2,865,258
                                       ----------     ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------     ----------
   Average daily                           30,901         30,691         33,067         30,469         31,836
                                       ----------     ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------     ----------
Wagering ($000) (b)
   On-track                            $  270,452     $  250,729     $  323,223     $  470,471     $  519,443
   Southern California
     satellite locations (a)              315,731        267,346        315,851        133,791        144,303
   Northern California
     satellite locations (c)               37,639              -              -              -              -
   Out-of-state locations (d)             185,376         95,411         68,689         39,445              -
                                       ----------     ----------     ----------     ----------     ----------
   Total                               $  809,198     $  613,486     $  707,763     $  643,707     $  663,746
                                       ----------     ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------     ----------
   Average daily                       $    8,991     $    7,391     $    7,529     $    7,315     $    7,375
                                       ----------     ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------     ----------
OAK TREE MEET:
 Number of racing days (e)                     27             31             27             32             27
                                               --             --             --             --             --
                                               --             --             --             --             --
 Attendance
   On-track                               377,007        499,617        425,774        506,833        590,743
   Southern California
     satellite locations (a)              378,256        444,932        390,088        454,264        171,177
                                       ----------     ----------     ----------     ----------     ----------
   Total                                  755,263        944,549        815,862        961,097        761,920
                                       ----------     ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------     ----------
   Average daily                           27,973         30,469         30,217         30,034         28,219
                                       ----------     ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------     ----------
Wagering ($000) (b)
   On-track                            $   74,319     $   99,789     $   79,162     $  102,740     $  133,644
   Southern California
     satellite locations (a)               86,237         80,024         75,714         88,699         33,555
   Northern California
     satellite locations (c)               21,715          6,403              -              -             -
   Out-of-state locations (d)              54,845         58,467         20,198         17,445          6,878
                                       ----------     ----------     ----------     ----------     ----------
   Total                               $  237,116     $  244,683     $  175,074     $  208,884     $  174,077
                                       ----------     ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------     ----------
   Average daily                       $    8,782     $    7,893     $    6,484     $    6,528     $    6,447
                                       ----------     ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------     ----------
______________________

(a) Southern California satellite wagering expanded to include Hollywood Park and Los Alamitos effective with the 1991 Oak Tree meet.
(b)  Includes wagering on races originating at other racetracks.
(c) Northern California satellite wagering began in October 1993 and expanded in August 1994.
(d)  Out-of-state wagering (common pooling) began in October 1990.
(e) Oak Tree races five weeks in even-numbered years and six weeks in odd-numbered years.

        Total pari-mutuel wagering on the Santa Anita meet increased from $663.7 million in 1990 to $809.2 million in 1994. In 1990, $144.3 million of the total amount wagered was wagered at satellite locations with $519.4 million wagered on-track. In 1994, $538.7 million of the total amount wagered was wagered at satellite locations with $270.4 million wagered on-track.

     Total attendance was 2,865,000 in 1990, of which 708,000 was at satellite locations. By 1994, total attendance had declined to 2,781,000. Although 1,523,000 and 1,332,000 patrons attended Southern California satellite locations during the Santa Anita meets in 1994 and 1993, respectively, LATC does not share in the revenues from admissions, parking and food and beverage sales at the satellite locations.

     Management anticipates that the general trend of increases in off-track wagering will continue and the decrease experienced in on-track attendance and on-track wagering will also continue albeit at a slower rate.


                                                        RACING MEETS ENDED IN
                                ----------------------------------------------------------------------
                                   1994           1993           1992           1991           1990
                                ----------     ----------     ----------     ----------     ----------
AS A SATELLITE

SANTA ANITA AS SATELLITE
  FOR DEL MAR RACETRACK:
  Number of racing days                 43             42             43             43             43
                                        --             --             --             --             --
                                        --             --             --             --             --
  Attendance
      Total                        212,817        223,599        242,947        273,333        271,525
                                ----------     ----------     ----------     ----------     ----------
                                ----------     ----------     ----------     ----------     ----------

      Average daily                  4,949          5,324          5,650          6,357          6,315

                                ----------     ----------     ----------     ----------     ----------
                                ----------     ----------     ----------     ----------     ----------
  Wagering ($000)
      Total                     $   52,118     $   54,928     $   55,435     $   66,068     $   68,807
                                ----------     ----------     ----------     ----------     ----------
                                ----------     ----------     ----------     ----------     ----------
      Average daily             $    1,212     $    1,308     $    1,289     $    1,536     $    1,600
                                ----------     ----------     ----------     ----------     ----------
                                ----------     ----------     ----------     ----------     ----------

SANTA ANITA AS SATELLITE
  FOR HOLLYWOOD PARK (a):
  Number of racing days                102             99            101             32
                                       ---             --            ---             --
                                       ---             --            ---             --
  Attendance
      Total                        486,581        505,239        515,510        154,233
                                ----------     ----------     ----------     ----------
                                ----------     ----------     ----------     ----------
      Average daily                  4,770          5,103          5,104          4,820
                                ----------     ----------     ----------     ----------
                                ----------     ----------     ----------     ----------
  Wagering ($000)
      Total                    $   117,661    $   112,623    $   114,858     $   36,233
                                ----------     ----------     ----------     ----------
                                ----------     ----------     ----------     ----------
      Average daily            $     1,154    $     1,138    $     1,137     $    1,132
                                ----------     ----------     ----------     ----------
                                ----------     ----------     ----------     ----------

______________________

(a)  Began in November 1991.

        During the last five years, 58% of the annual revenues of LATC resulted from pari-mutuel and other wagering commissions. The remaining revenues resulted from admissions, parking, food and beverage sales, sale of programs and interest and other income.

        The following table sets forth certain unaudited financial information with respect to LATC:


                                                                YEAR ENDED DECEMBER 31,
                                                                    (IN THOUSANDS)
                                       ----------------------------------------------------------------------
                                           1994          1993           1992           1991            1990
                                       ----------     ----------     ----------     ----------     ----------
REVENUES:
   Wagering commissions:
     On-track                          $   16,215     $   15,327     $   18,031     $   25,277     $   29,256
     Southern California
        satellite locations                12,171         11,106         13,158          5,501          5,577
     Northern California
        satellite locations                   627              -              -              -              -
     Out-of-state locations                 4,510          3,120          2,737          2,284          1,416
     Satellite for Del Mar and
        Hollywood Park                      3,310          3,363          3,422          2,005          1,376
     Sublease income                        2,423          2,016          1,223          2,358          1,490
   Admission related                       25,328         25,844         27,701         29,671         29,030
                                       ----------     ----------     ----------     ----------     ----------
          Revenues                         64,584         60,776         66,272         67,096         68,145
                                       ----------     ----------     ----------     ----------     ----------
COSTS AND EXPENSES:
   Horse racing operating costs            46,921         45,284         50,758         50,214         50,619
   Depreciation and amortization            4,251          2,768          2,732          2,634          2,403
   General and administrative               3,125          3,973          3,739          3,344          3,612
                                       ----------     ----------     ----------     ----------     ----------
         Costs and expenses                54,297         52,025         57,229         56,192         56,634
                                       ----------     ----------     ----------     ----------     ----------
   Income from operations before
       rent and income taxes           $   10,287     $    8,751     $    9,043     $   10,904     $   11,511
                                       ----------     ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------     ----------


        The mix of revenues has changed significantly from 1990 to 1994 primarily as a result of the introduction of satellite wagering on races originating at Santa Anita Racetrack, operating as a satellite location for Del Mar and Hollywood Park, changes in average daily pari-mutuel wagering, selective price increases, the introduction of additional exotic wagering opportunities on which the retention amount is higher than on conventional wagering and a new lease with Oak Tree, all of which have largely offset declines in commissions from on-track wagering.

        LATC's total expenses decreased from $56.6 million in 1990 to $54.3 million in 1994. The majority of these expenses are pari-mutuel wagering or attendance-related, the result of operating as a satellite location for Del Mar and Hollywood Park and the aggregate effect of a new lease with Oak Tree. In 1991, costs and expenses included $1.1 million in earthquake damage. From 1991 to 1992, total costs and expenses increased primarily due to the fact that LATC operated as a satellite location for the first time for Hollywood Park's spring thoroughbred meet and the engagement of outside consultants in the amount of $660,000 to review the company's operations. From 1992 to 1993, total costs and expenses decreased primarily due to fewer race days, lower on-track attendance and wagering and an ongoing cost reduction program begun in 1992. From 1993 to 1994, total costs and expenses increased primarily due to additional race days and increased wagering. Depreciation expense of $4.3 million in 1994 is higher than in previous years due to a $1.4 million accelerated depreciation charge on the Santa Anita turf course, which will be replaced in 1995.

        Excluded from the results of operations are the net proceeds for five charity days. As a condition of the issuance of a racing license, California law requires that a certain number of days be conducted as charity days. The net proceeds from these charity days are distributed to beneficiaries through a nonprofit organization approved by the California Horse Racing Board.
California law limits the net proceeds to an amount equal to two-tenths of 1 percent of the total on-track wagering on live races. Net proceeds in excess of two-tenths of one percent are retained by LATC. LATC is required to conduct five charity days.

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

        As an outdoor activity, horse racing is more susceptible to inclement weather than some other leisure time activities. This is particularly true of the Santa Anita meet which is held during the winter. Between 1952 and 1992, LATC had never lost a race due to inclement weather. During the 1992-1993 meet, LATC lost two full days and two partial days of racing because of inclement weather. During the 1994-1995 meet, LATC lost three days of racing in January 1995 because of inclement weather. Management intends to make up the lost racing days by adding one additional day of racing in April and one additional race on 17 other racing days.

        A local Arcadia ordinance limits live horse racing to daylight hours but allows the importation of a horse racing broadcast signal one evening per week. Under a pending amendment to the ordinance, LATC expects to be allowed to import a horse racing broadcast signal two evenings per week, effective May 1995.

        The California Horse Racing Board has annually licensed LATC and Oak Tree to conduct racing meets at Santa Anita Racetrack. At present, the California Horse Racing Board has not licensed other thoroughbred racetracks in Southern California to conduct racing during these meets. Since 1972, however, night harness racing and night quarterhorse meets have been conducted at other racetracks in Southern California during portions of these meets. LATC and Oak Tree could be adversely affected by legislative or California Horse Racing Board action which would increase the number of competitive racing days, reduce the number of racing days available to LATC and Oak Tree, or authorize other forms of wagering.

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

        In the future, legislation could be enacted to allow casino gaming or other forms of gaming which are competitive with pari-mutuel wagering at Santa Anita Park. Under federal law, certain types of gaming are lawful on Indian lands if conducted in conformance with a Tribal-State compact, which the applicable state must negotiate with an Indian tribe in good faith. Certain Indian tribes seeking to establish gaming in California have instituted litigation against the State of California to compel the State to permit them to do so. In 1993, one federal district court held that California has a public policy prohibiting casino gaming and need not negotiate a compact with respect to casino gaming. In 1994, a federal appellate court generally affirmed the decision as to casino gaming but remanded the case to federal district court to determine whether the existing State lottery uses gaming machines in such a manner as to make gaming machines the proper subject of a compact. In March 1995, a State appellate court ruled that the a provision of the State lottery's keno game is the legal equivalent of a slot machine. The full ramifications of these rulings at this time are unclear. However, federal law provides that states must allow Indian tribes within its borders to conduct gambling activities that are otherwise legal within the state, subject to the negotiated compact. If casino gaming or other forms of gaming are permitted in California, such gaming could have an adverse impact on LATC.

     DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS

        No material part of Operating Company's business is dependent upon a single customer or a few customers; therefore, the loss of any one customer would not have a materially adverse effect on the business of Operating Company.

     EMPLOYEE AND LABOR RELATIONS

        During the year ended December 31, 1994, LATC regularly employed approximately 1,600 employees. Substantially all are employed on a seasonal basis in connection with live thoroughbred horse racing or satellite meets at Santa Anita Racetrack. During the relatively short periods when live or satellite racing meets at Santa Anita Racetrack are not being conducted, LATC maintains a staff of approximately 260 employees, most of whom are engaged in maintaining or improving the physical facilities at Santa Anita Racetrack or are engaged in preparing for the next live or satellite meet.

        All of LATC's employees, except for approximately 70 full-time management and clerical employees, are covered by collective bargaining agreements with labor unions. A majority of the current labor agreements covering racetrack employees will expire in April 1995 after the Santa Anita meet.

     SEASONAL VARIATIONS IN BUSINESS

        Operating Company is also subject to significant seasonal variation. LATC conducts an annual meet commencing the day after Christmas and continuing through mid-April. This seasonal variation is indicated by the following unaudited quarterly results of operations for Operating Company during 1994 and 1993:



                                                      QUARTERS ENDED
                                                           1994
                                        (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                   ------------------------------------------------------
                                     MARCH          JUNE           SEPT.           DEC.
                                   ---------      ---------      ---------      ---------
     Total revenues                $  34,466      $  15,294      $   5,599      $   9,790
     Costs and expenses               34,321         16,126          5,469         12,065
     Interest                            106            112            120            108
                                   ---------      ---------      ---------      ---------

     Net income (loss)             $      39      $    (944)     $      10      $  (2,383)
                                   ---------      ---------      ---------      ---------
                                   ---------      ---------      ---------      ---------

     Net loss per common share     $     .00      $    (.08)     $     .00       $    (.21)
                                   ---------      ---------      ---------      ---------
                                   ---------      ---------      ---------      ---------


                                                       QUARTERS ENDED
                                                       1993 (RESTATED)
                                        (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                   ------------------------------------------------------
                                     MARCH          JUNE           SEPT.           DEC.
                                   ---------      ---------      ---------      ---------
     Total revenues                $  33,681      $  13,025      $   5,334      $   9,307
     Costs and expenses               33,633         14,362          5,473          9,618
     Interest                            145            132            119             97
                                   ---------      ---------      ---------      ---------

     Net loss                      $     (97)     $  (1,469)     $    (258)     $    (408)
                                   ---------      ---------      ---------      ---------
                                   ---------      ---------      ---------      ---------

     Net loss per common share     $    (.01)     $    (.13)     $    (.02)     $    (.04)
                                   ---------      ---------      ---------      ---------
                                   ---------      ---------      ---------      ---------



     Operating Company's 1993 first and second quarters were restated to reflect a retroactive reduction in fees due to the State of California, which was previously reflected in the second quarter of 1993.

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

               (i)  dividends;

               (j) interest on obligations other than those secured by mortgages on properties; and

               (k) gains from sales or dispositions of securities not held primarily for sale to customers in the ordinary course of business.

               In addition, at least 75% of Realty's gross income each taxable year (excluding gains from the sale of property other than foreclosure property held primarily for sale to customers in the ordinary course of its trade or business) must be derived from items (a) through (h) above and from income attributable to stock or debt instruments acquired with the proceeds from the sale of stock or certain debt obligations ("new capital") of Realty received during a one-year period beginning on the day such proceeds were received ("qualified temporary investment income"). For purposes of these requirements, the term "rents from real property" is defined in the Code to include charges for services customarily furnished or rendered in connection with the rental of real property, whether or not such charges are separately stated, and rent attributable to incidental personal property that is leased under, or in connection with, a lease of real property, provided that the rent attributable to such personal property for the taxable year does not exceed 15% of the total rent for the taxable year attributable to both the real and personal property leased under such lease. The term "rents from real property" is also defined to exclude: (i) any amount received or accrued with respect to real property, if the determination of such amount depends in whole or in part on the income or profits derived by any person from the property (except that any amount so received or accrued shall not be excluded from "rents from real property" solely by reason of being determined on the basis of a fixed percentage of receipts or sales); (ii) any amount received or accrued, directly or indirectly, from any person or corporation if ownership of a 10% or greater interest in the stock, assets or net profits of such person or corporation is attributed to Realty; (iii) any amount received or accrued from property that Realty manages or operates or for which Realty furnishes services to the tenants, which would constitute unrelated trade or business income if received by certain tax-exempt entities, either itself or through another person who is not an "independent contractor" (as defined in the Code) from whom Realty does not derive or receive income; and (iv) any amount received or accrued from property with respect to which Realty furnishes (whether or not through an independent contractor) services not customarily rendered to tenants in properties of a similar class in the geographic market in which the property is located.

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

        (4) The shares of Realty must be "transferable" and beneficial ownership of them must be held by 100 or more persons during at least 335 days of each taxable year (or a proportionate part of a short taxable year). More than 50% of the outstanding stock may not be owned, directly or indirectly, actually or constructively, by or for five or fewer "individuals" at any time during the last half of any taxable year. For the purpose of such determination, shares owned directly or indirectly by or for a corporation, partnership, estate or trust are considered as being owned proportionately by its shareholders, partners or beneficiaries; an individual is considered as owning shares directly or indirectly owned by or for members of his family; and the holder of an option to acquire shares is considered as owning such shares. In addition, because of the lessor-lessee relationship between Realty and LATC, no person may own, actually or constructively, 10% or more of the outstanding voting power or total number of shares of stock of the two companies. The bylaws of Operating Company and Realty preclude any transfer of shares which would cause the ownership of shares not to be in conformity with the above requirements. Each year Realty must demand written statements from the record holders of designated percentages of its shares disclosing the actual owners of the shares and must maintain, within the Internal Revenue District in which it is required to file its federal income tax return, permanent records showing the information it has thus received as to the actual ownership of such shares and a list of those persons failing or refusing to comply with such demand.

        (5) Realty must distribute to its shareholders dividends in an amount at least equal to the sum of 95% of its "real estate investment trust taxable income" before deduction of dividends paid (i.e., taxable income less any net capital gain and less any net income from foreclosure property or from property held primarily for sale to customers, and subject to certain other adjustments provided in the Code); plus (i) 95% of the excess of the net income from foreclosure property over the tax imposed on such income by the Code; less (ii) a portion of certain noncash items of Realty that are required to be included in income, such as the amounts includable in gross income under Section 467 of the Code (relating to certain payments for use of property or services). The distribution requirement is reduced by the amount by which the sum of such noncash items exceeds 5% of real estate investment trust taxable income. Such undistributed amount remains subject to tax at the tax rate then otherwise applicable to corporate taxpayers. During 1994, Realty has, or will be deemed to have, distributed at least 95% of its real estate investment trust taxable income as adjusted.

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

        If Realty fails to qualify for taxation as a REIT in any taxable year and the above relief provisions do not apply, then Realty would be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to shareholders of Realty with respect to any year in which Realty failed to qualify would not be deductible by Realty nor would they be required to be made. In such event, distributions to shareholders, to the extent out of current or accumulated earnings and profits, would be taxed as ordinary income and subject to certain limitations of the Code, and are eligible for the dividends-received deduction for corporations (see "Taxation of Realty's Shareholders"). Failure to qualify could result in Realty incurring substantial indebtedness (to the extent borrowings are feasible) or disposing of substantial investments, in order to pay the resulting taxes or, in the discretion of Realty, to maintain the level of Realty's distributions to its shareholders.

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

     TAX-EXEMPT INVESTORS

        The Internal Revenue Service has ruled that amounts distributed by a REIT to a tax-exempt employee's pension trust do not constitute "unrelated trade or business income" and should therefore be nontaxable to such trust. This ruling does not apply to the extent the tax-exempt investor has borrowed to acquire shares of the REIT's stock. Moreover, the application of this ruling is subject to additional limitations that are beyond the scope of this disclosure.

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

     TAXATION OF OPERATING COMPANY

        Operating Company pays ordinary corporate income taxes on its taxable income. Any income, net of taxes, will be available for retention in Operating Company's business or for distribution to shareholders as dividends. Any dividends distributed by Operating Company will be subject to tax at ordinary rates and generally will be eligible for the dividends received deduction for corporate shareholders to the extent of Operating Company's current or accumulated earnings and profits. Distributions in excess of current or accumulated earnings and profits are treated first, as a return of investment and then, to the extent that such distribution exceeds a shareholder's investment, as gain from the sale or exchange of such shares. However, there is no tax provision which requires Operating Company to distribute any of its after-tax earnings and Operating Company does not expect to pay cash dividends in the foreseeable future.

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

ITEM 3. LEGAL PROCEEDINGS

        Certain claims, suits and complaints arising in the ordinary course of business have been filed or were pending against Realty and/or Operating Company and its subsidiaries at December 31, 1994. In the opinion of the managements of Realty and Operating Company, all such matters are adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the financial position or results of operations of Realty and Operating Company if disposed of unfavorably.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF OPERATING COMPANY AND REALTY

     (a) The names, ages and business experience of Operating Company's executive officers during the past five years are set forth below:

                                             BUSINESS EXPERIENCE DURING
           NAME AND AGE                          THE PAST FIVE YEARS
           ------------                          -------------------
Stephen F. Keller, 56              Chairman of the Boards of Directors of
                                      Operating Company and Realty since 1993;
                                      President and Chief Executive Officer
                                      since 1993; President and Chief Operating
                                      Officer 1991-1993;  Attorney, Fulbright &
                                      Jaworski, 1991; Attorney, Lillick &
                                      McHose, 1962-1990; Vice Chairman, Seidler
                                      Amdec Securities, Inc. 1988-1990.

Clifford C. Goodrich, 52           Vice President since 1989; President,
                                      LATC,since 1989; Executive Vice President and General Manager, LATC, 1989; Vice President and Assistant General Manager, LATC, 1980-1988.

Richard D. Brumbaugh, 48           Vice President - Finance and Chief Financial
                                      Officer since March 1994; Vice President -
                                      Finance and Chief Financial Officer, LATC, since March 1994; Controller, LATC, 1985-1994; Assistant Controller, LATC, 1972-1985.

Thomas S. Robbins, 41              Vice President - Racing since 1990; Vice
                                      President - Racing, LATC, since 1990;
                                      Director of Racing, LATC, 1990, Oak Tree
                                      Racing Association, since 1990 and Del Mar
                                      Thoroughbred Club, since 1992.

Kathryn J. McMahon, 34             General Counsel and Secretary since May 1994;
                                      Secretary, LATC, since May 1994; Attorney,
                                      Sheppard, Mullin, Richter & Hampton 1986-
                                      1994.

Michael J. Manning, 47             Vice President and Assistant General Manager,
                                      LATC, since 1993; Assistant General
                                      Manager, LATC, 1990-1993; Vice President and General Manager, Canterbury Downs, 1987-1990.

Mark T. Stephens, 31               Vice President - Marketing and Customer
                                      Relations, LATC, since December 1994;
                                      Director of Marketing, LATC, 1993-1994;
                                      Director of Marketing, Bay Meadows
                                      Operating Co., 1991-1992; Graduate
                                      student, Stanford University, 1989-1991.

        Each executive officer of Operating Company is appointed by the Board of Directors annually and holds office until a successor is duly appointed.

     (b) The names, ages and business experience of Realty's executive officers during the past five years are set forth below:

                                             BUSINESS EXPERIENCE DURING
           NAME AND AGE                           THE PAST FIVE YEARS
           ------------                           -------------------
Sherwood C. Chillingworth, 68      Vice Chairman of the Board and Chief
                                      Executive Officer since March 1994;
                                      Executive Vice President, Oak Tree Racing
                                      Association, since 1993; Vice President
                                      and General Counsel, Oak Tree Racing
                                      Association, 1992; President,
                                      Chillingworth Corporation 1975-1992.

Christopher T. Stirling, 40        President and Chief Operating Officer since
                                      April 1994; Vice President, Homart
                                      Development, 1989-1994; Senior Development
                                      Director, 1985-1989.

Brian L. Fleming, 50               Executive Vice President, Chief Financial
                                      Officer and Secretary since May 1994;
                                      Senior Vice President, Carter Hawley Hale
                                      Stores, Inc., 1987-1994.

        Each executive officer of Realty is appointed by the Board of Directors annually and holds office until a successor is duly appointed.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

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


                                                        CASH
                                                      DIVIDENDS
                             HIGH           LOW        DECLARED
                         -----------    -----------    ---------
1993
     1st Quarter         $    21-3/4    $    17-3/8    $    .34
     2nd Quarter              20-3/8         15-7/8         .34
     3rd Quarter              19-1/8         16-5/8         .34
     4th Quarter              19-3/8         17             .34
                                                       --------
                                                       $   1.36 (a)
                                                       --------
                                                       --------
1994
     1st Quarter         $    20-1/2    $    17        $    .34
     2nd Quarter              19-3/4         17-1/8         .20
     3rd Quarter              18             16-5/8         .20
     4th Quarter              17             13-3/8         .20
                                                       --------
                                                       $    .94 (b)
                                                       --------
                                                       --------

1995
     1st Quarter
     (through March 13)  $    17-1/2    $    13-3/8    $    .20
                                                       --------
                                                       --------

____________________

(a) $.56 of the dividends paid per share during 1993 represented a return of capital.
(b) $.60 of the dividends paid per share during 1994 represented a return of capital.

        A regular quarterly dividend of $.20 per share is payable on March 24, 1995 to shareholders of record on March 3, 1995. The closing price of the paired Common Stock on the New York Stock Exchange Composite Tape on March 13, 1995 was $16-3/8 per share. As of March 13, 1995, there were approximately 22,000 holders of the paired Common Stock, including the beneficial owners of shares held in nominee accounts.

        Realty intends to pay regular quarterly dividends based upon a percentage of management's estimate of funds from operations for the entire year and, if necessary, to pay special dividends after the close of the year to effect distribution of at least 95% of its taxable income (other than net capital gains) (see item 1. "Business -- Income Tax Matters -- REIT Requirements").

        Realty's $30,000,000 revolving credit agreement contains restrictions on the payment of dividends (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Santa Anita Realty Enterprises, Inc. - Liquidity and Capital Resources").

        In order to retain earnings to finance its capital improvement program and for the growth of its business, Operating Company has not paid cash dividends since its formation and does not expect to pay cash dividends in the foreseeable future.

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED SHAREHOLDER MATTERS (CONTINUED)

        The statement on the face of this annual report on Form 10-K regarding the aggregate market value of paired voting stock of Realty and Operating Company held by nonaffiliates is based on the assumption that all directors and officers of Realty and Operating Company were, for purposes of this calculation only (and not for any other purpose), affiliates of Realty or Operating Company.

ITEM 6.  SELECTED FINANCIAL DATA

        The financial data set forth on the following pages includes the information for Combined Realty and Operating Company and separate Realty and Operating Company for the five-year period ended December 31, 1994.

        The separate results of operations and separate net income (loss) per share of Realty and Operating Company cannot usually be added together to total the combined results of operations and net income per share because of adjustments and eliminations arising from inter-entity transactions.

        The following data should be read in conjunction with the information set forth elsewhere herein regarding income tax matters (see Item 1. "Business -
- Income Tax Matters").

        The statements of operations of Combined Realty and Operating Company and separate Realty and Operating Company for each of the five years ended December 31, 1994 have been audited by Kenneth Leventhal & Company, independent certified public accountants. The selected financial data should be read in conjunction with the other financial statements and related notes thereto included elsewhere in this Joint Annual Report.



                                                       REALTY AND OPERATING COMPANY COMBINED

                                                      AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                      (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                       -----------------------------------------------------------------------
                                           1994           1993          1992           1991           1990
                                       -----------    -----------    -----------    -----------    -----------

STATEMENTS OF OPERATIONS DATA:

     Total revenues                    $    94,062    $   107,535    $   107,002    $   103,814    $   103,928
     Costs and expenses                     91,748        109,657         99,783         93,861         88,131
                                       -----------    -----------    -----------    -----------    -----------
     Income (loss) before
        income taxes                         2,314         (2,122)         7,219          9,953         15,797
     Benefit (provision) for
        income taxes                             -          2,523            158            (37)          (206)
                                       -----------    -----------    -----------    -----------    -----------

     Net income                        $     2,314    $       401    $     7,377    $     9,916    $    15,591
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

     Net income per common
        share                          $       .21    $       .04    $       .66    $       .89    $      1.41
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

     Dividends paid by Realty per
        common share                   $      1.08    $      1.36    $      1.36    $      2.08    $      2.08
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

     Dividends declared by Realty
        per common share               $       .94    $      1.36    $      1.36    $      1.90    $      2.08
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

     Weighted average shares
        outstanding                         11,143         11,141         11,141         11,141         11,092
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

BALANCE SHEET DATA:

     Total assets                      $   210,648    $   308,266    $   288,931    $   263,646    $   255,987
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

     Loans payable                     $   112,301    $   187,898    $   168,505    $   136,718    $   113,491
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

     Shareholders' equity              $    67,443    $    75,522    $    90,274    $    98,051     $  109,461
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------


                                                         SANTA ANITA REALTY ENTERPRISES, INC.

                                                        AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                        (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                       -----------------------------------------------------------------------
                                           1994           1993          1992           1991           1990
                                       -----------    -----------    -----------    -----------    -----------
STATEMENTS OF OPERATIONS DATA:

    Revenues
       Rental from racetrack (a)       $    13,070    $    11,634    $    12,683    $    11,817    $    12,505
       Rental property                      25,186         38,953         35,290         30,882         28,093
       Interest and other                    2,007          4,991          2,318          2,709          3,503
                                       -----------    -----------    -----------    -----------    -----------
    Total revenues                          40,263         55,578         50,291         45,408         44,101
                                       -----------    -----------    -----------    -----------    -----------
    Costs and expenses
       Rental property operating
          expenses                           9,714         16,522         13,533         12,039         10,636
       Depreciation and
          amortization                       6,007          8,795          8,156          7,418          6,563
       General and administrative            4,230          4,244          4,156          4,292          3,952
       Interest and other                   10,871         12,477         12,331         11,991         10,497
       Losses (earnings) from
          unconsolidated joint ventures      2,236          1,993          1,446             83         (1,311)
       Minority interest in earnings
          (losses) of consolidated joint
          ventures                             617            477            458           (114)           (97)
       Write-down of land held for
          development                        1,043              -              -              -              -
       Loss on disposition of
          multifamily and
          industrial operations                  -         10,974              -              -              -
                                       -----------    -----------    -----------    -----------    -----------

       Total costs and expenses             34,718         55,482         40,080         35,709         30,240
                                       -----------    -----------    -----------    -----------    -----------

       Income before income taxes            5,545             96         10,211          9,699         13,861

       Income tax benefit                        -          2,523              -              -              -
                                       -----------    -----------    -----------    -----------    -----------

       Net income                      $     5,545    $     2,619    $    10,211    $     9,699    $    13,861
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

       Net income per common share     $       .49    $       .23    $       .91    $       .86    $      1.23
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

       Dividends paid per common
          share                        $      1.08    $      1.36    $      1.36    $      2.08    $      2.08
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

       Dividends declared per
          common share                 $       .94    $      1.36    $      1.36    $      1.90    $      2.08
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

       Weighted average shares
          outstanding                       11,256         11,256         11,256         11,257         11,224
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

BALANCE SHEET DATA:

       Total assets                    $   178,133    $   271,216    $   254,254    $   229,736    $   219,400
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

       Loans payable                   $   109,772    $   184,644    $   164,587    $   136,718    $   113,491
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

       Shareholders' equity            $    63,784    $    68,819    $    81,509    $    86,608    $    98,447
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

(a) includes LATC, Oak Tree and charity days


                                                       SANTA ANITA OPERATING COMPANY

                                                   AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                   (IN THOUSANDS, EXCEPT PER SHARE FIGURES)
                                       -----------------------------------------------------------------------
                                          1994            1993          1992            1991          1990
                                       -----------    -----------    -----------    -----------    -----------
STATEMENTS OF OPERATIONS DATA:

   Revenues
      Wagering commissions             $    39,256    $    34,932    $    38,571    $    37,425    $    39,115
      Admission related                     25,328         25,844         27,701         29,671         29,030
      Interest and other                       565            571          1,382          1,457          2,439
                                       -----------    -----------    -----------    -----------    -----------
   Total revenues                           65,149         61,347         67,654         68,553         70,584
                                       -----------    -----------    -----------    -----------    -----------
   Costs and expenses
      Horse racing operating
         costs                              46,921         45,284         50,758         50,214         50,619
      Depreciation and
         amortization                        4,251          2,768          2,732          2,634          2,403
      General and administrative             5,583          5,801          6,154          5,302          4,927
      Interest                                 446            493            194            179            119
                                       -----------    -----------    -----------    -----------    -----------

   Total costs and expenses                 57,201         54,346         59,838         58,329         58,068
                                       -----------    -----------    -----------    -----------    -----------

   Income before rent                        7,948          7,001          7,816         10,224         12,516

   Rental expense to Realty                 11,226          9,233         10,955          9,928         10,436
                                       -----------    -----------    -----------    -----------    -----------

   Income (loss) before income
       taxes                                (3,278)        (2,232)        (3,139)           296          2,080

   Benefit (provision) for income
       taxes                                     -              -            243            (37)          (206)
                                       -----------    -----------    -----------    -----------    -----------

   Net income (loss)                   $    (3,278)   $    (2,232)   $    (2,896)   $       259    $     1,874
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

   Net income (loss)
       per common share                $      (.29)   $      (.20)   $      (.26)   $       .02    $       .17
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

   Dividends declared
       per common share                $         -    $         -    $         -    $         -    $         -
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

   Weighted average shares
       outstanding                          11,143         11,141         11,141         11,141         11,092
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

BALANCE SHEET DATA:

   Total assets                        $    38,912    $    42,152    $    39,458    $    39,828    $    42,752
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

   Loans payable                       $     2,529    $     3,254    $     3,918    $         -    $         -
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

   Shareholders' equity                $     9,000    $    12,274    $    14,506    $    17,402    $    17,150
                                       -----------    -----------    -----------    -----------    -----------
                                       -----------    -----------    -----------    -----------    -----------

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SANTA ANITA REALTY ENTERPRISES, INC. AND SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

     COMBINED RESULTS OF OPERATIONS - 1994 COMPARED WITH 1993

         Combined net income for the year ended December 31, 1994 was $2,314,000, or $.21 per share, compared with combined income of $401,000, or $.04 per share, for the year ended December 31, 1993. Both 1994 and 1993 contained several nonrecurring charges and credits which make comparison of the results of operations difficult. Management believes that net income before nonrecurring charges is a more meaningful measure of the results of operations of the combined companies.

        Income, before nonrecurring items, was $5,522,000, or $.50 per share in 1994, compared with $6,615,000 or $.59 per share in 1993 and reconciles to net income as follows:


                                                         1994                          1993
                                             ---------------------------    --------------------------
                                                  NET           PER             NET            PER
                                                INCOME         SHARE          INCOME          SHARE
                                             ------------   ------------   ------------   ------------

     Net income before nonrecurring items    $  5,522,000   $        .50   $  6,615,000   $        .59

     Nonrecurring items:
        Write-down of land held for
           development                         (1,043,000)          (.09)             -              -
        Debt repayment costs on Fashion
           Park financing, net of minority
           interest                              (739,000)          (.07)             -              -
        Write-down of turf course              (1,426,000)          (.13)             -              -
        Franchise tax refund and related
           interest income                              -              -      5,734,000            .53
        Special deferred compensation
           charge                                       -              -       (974,000)          (.09)
        Loss on disposition of multifamily
           and industrial operations                    -              -    (10,974,000)          (.99)
                                             ------------   ------------    -----------   ------------

     Net income as reported                  $  2,314,000   $        .21    $   401,000   $        .04
                                             ------------   ------------    -----------   ------------
                                             ------------   ------------    -----------   ------------

         For additional information on the nonrecurring items, see separate Management's Discussion and Analysis of Realty and Operating Company below.

SANTA ANITA REALTY ENTERPRISES, INC.

         Realty is principally engaged in investing and holding real property.

         The following narrative discusses Realty's results of operations for the years ended December 31, 1994, 1993 and 1992, together with liquidity and capital resources as of December 31, 1994.

     RESULTS OF OPERATIONS - 1994 COMPARED WITH 1993

         Realty's revenues are derived principally from the rental of real property. Total revenues for the year ended December 31, 1994 were $40,263,000, compared with $55,578,000 for the year ended December 31, 1993, a decrease of 27.6%. The lower 1994 revenues were due primarily to Realty selling its multifamily and industrial operations to Pacific Gulf Properties Inc. ("Pacific"), formerly a wholly owned subsidiary, in 1994 (see Item 1. "Business
- Realty - Pacific Gulf Properties Inc." and "Notes to Financial Statements -
Note 2 - Disposition of Multifamily and Industrial Properties") and to nonrecurring interest earned on a California Franchise Tax Board refund received in 1993 and discussed below.

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The single most significant source of rental revenue is the lease of Santa Anita Racetrack. Racetrack rental revenues for 1994 were $13,070,000, an increase of 12.3% over revenues of $11,634,000 in 1993. The increase in rental revenues resulted from an increase in average daily wagering and more racing days in 1994. The lease with LATC for the Santa Anita Racetrack, which was scheduled to expire on December 31, 1994, was amended and extended for an additional five years. The new lease provides that Realty will continue to receive 1.5% of the aggregate on-track wagering on live races at Santa Anita Racetrack and that the rental rate on LATC's wagering commissions from satellite wagering on races originating at Santa Anita Racetrack will be reduced from 40% to 26.5%. In addition, Realty will receive 26.5% of LATC's wagering commissions from satellite wagering on races originating from certain other racetracks. If the amended lease terms had been in effect for the year ended December 31, 1994, racetrack rental revenues would have been $11,123,000.

         Rental revenues from other real estate investments for 1994 were $25,186,000, a decrease of 35.3% from other rental revenues of $38,953,000 in 1993. The decrease in 1994 was due primarily to the 1994 sale by Realty to Pacific of its multifamily and industrial operations.

         Interest and other income was $2,007,000 in 1994 compared with $4,991,000 in 1993, a decrease of 59.8%. The decrease was primarily attributable to interest income of $3,211,000 in 1993 related to a tax settlement with the California Franchise Tax Board. The settlement was for tax years prior to 1980 related to Realty's predecessor. In addition to interest earned on the settlement, there was an income tax benefit of $2,523,000 in 1993.

         Costs and expenses were $34,718,000, a decrease of 37.4% from costs and expenses of $55,482,000 in 1993. The decrease was due primarily to the disposition of the multifamily and industrial operations and was partially offset by increases in interest expense attributable to continuing operations and the write-down of land held for development. The increase in continuing interest expense was due to a steady increase in interest rates throughout 1994, an increase in borrowing levels in the 1994 and 1993 fourth quarters and debt repayment costs in 1994.

     RESULTS OF OPERATIONS - 1993 COMPARED WITH 1992

         Total revenues for the year ended December 31, 1993 were $55,578,000 compared with $50,291,000 reported for the year ended December 31, 1992, a 10.5% increase. The higher 1993 revenues were primarily due to increases in rental revenue from real estate properties along with interest earned on the California Franchise Tax Board refund discussed below.

         Rental revenue from real estate properties accounted for $50,587,000 of the total revenues for the year ended December 31, 1993, a 5.4% increase from the $47,973,000 recorded for 1992.

         Rental revenues from Santa Anita Racetrack for the year ended December 31, 1993 were $11,634,000, a decrease of 8.3% from the $12,683,000 reported for the year ended December 31, 1992. The decrease in rental income resulted from a decline in average daily wagering and fewer race days. Management believes that the decline was attributable to a weak California economy and the continued negative effect of inter-track wagering on the on-track attendance and wagering.

         Rental revenues from other real estate investments for the year ended December 31, 1993 were $38,953,000, an increase of 10.4% from those reported in 1992 of $35,290,000. The 1993 increases were due primarily to additional revenues from a new multifamily property acquisition in 1993 and the full year inclusion of several multifamily properties acquired in 1992.

         Interest and other income increased 115.3% to $4,991,000 for the year ended December 31, 1993 from $2,318,000 reported for 1992. The increase was primarily attributable to $3,211,000 of interest income in 1993 on a tax settlement from the California Franchise Tax Board. The settlement was for tax years prior to 1980 related to Realty's predecessor. In addition to the interest earned on the settlement, Realty recorded a $2,523,000 income tax benefit.

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Costs and expenses of $55,482,000 for the year ended December 31, 1993 increased 38.4% from those reported for 1992 of $40,080,000. The increase was primarily due to a $10,974,000 loss on the disposition of the multifamily and industrial operations to Pacific and increases in depreciation and rental property operating expenses associated with the acquisitions of real estate projects noted above.

         Net income for the year ended December 31, 1993 was $2,619,000, a decrease of 74.4% compared with the $10,211,000 reported in 1992 due to the factors described above.

     LIQUIDITY AND CAPITAL RESOURCES

         Realty has funds available from a combination of short- and long-term sources. Short-term sources included cash of $5,431,000 at December 31, 1994.

         In February 1994, in connection with the first part of the sale of properties to Pacific, Realty received 150,000 shares of the common stock of Pacific, paid down its lines of credit by $44,425,000 and transferred to Pacific $44,290,000 of indebtedness associated with the apartment and industrial properties sold. Effective October 1, 1994, Realty completed the second part of the sale, received an additional 634,419 shares of the common stock of Pacific and transferred an additional $9,415,000 of indebtedness to Pacific. At December 31, 1994, Realty's investment in Pacific common stock totaled 784,419 shares, was carried at $12,825,000 and has a current annual dividend rate of $1.56 per share.

         In November 1994, Realty entered into a $30,000,000 revolving credit agreement with a commercial bank. Borrowings under the revolving credit agreement will be due one year from the date of funding but no later than November 30, 1995 and will bear interest, at Realty's option, at the prime rate, at LIBOR plus 1%, or at the 30-day, 60-day or 90-day certificate of deposit rate plus 1%. Realty is currently negotiating a new long-term credit facility which would provide an amount sufficient to refinance Realty's revolving credit agreement. In management's opinion, Realty will generate sufficient liquidity from other sources during the negotiation of the new long-term credit facility to provide for its operating needs.

         Also in November 1994, Realty completed the refinancing of the $10,000,000 secured loan on its medical office building with the existing lender. The new $8,900,000 secured loan is due in 2001, bears interest at 9.25% and provides for a 25-year amortization period.

         In December 1994, Realty obtained secured loans on each of its six neighborhood shopping centers. The secured loans aggregating $15,500,000, have variable interest rates ranging from 8.25% to 9.0%, a 25-year amortization period and will be due in ten years. The interest rates are subject to adjustment every six months based on the six-month certificate of deposit rate in the secondary market as currently published in THE WALL STREET JOURNAL. The maximum interest rate adjustment over the life of the loans is 5% and the increase in the monthly payment at each adjustment date is limited to 3.75%.

         During the 1994 second quarter, the Board of Directors established a revised annual dividend rate of $.80 per share, effective with the quarterly dividend of $.20 per share paid on July 22, 1994. Previously, the annual dividend rate was $1.36 per share. The revised annual rate reduced 1994 dividends paid by $3,152,000 and is expected to reduce annual dividends by $6,304,000. The revolving credit agreement restricts the payment of dividends to the lesser of $.80 per share or $9,200,000 in any twelve-month period beginning on or after July 1, 1994. Realty's current dividend policy is in compliance with this dividend restriction. In conjunction with Realty's new long-term credit facility, which is currently under negotiation, it is expected that the dividend restriction will be modified to be the greater of $.80 per share or the minimum amount required under REIT dividend requirements.

         Realty has agreed to provide Operating Company with an unsecured line of credit of $10,000,000. At December 31, 1994, $2,529,000 was utilized in connection with a guarantee of a capital lease. Operating Company's ability to utilize this line of credit is dependent upon Realty's liquidity and capital resources.

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Realty had approximately $13,635,000 of secured real estate loans receivable at December 31, 1994, with maturities ranging from 1996 to 2002. For the year ended December 31, 1994, secured real estate loans receivable earned interest income of $955,000.

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

         The following narrative discusses Operating Company's results of operations for the years ended December 31, 1994, 1993 and 1992 together with liquidity and capital resources as of December 31, 1994.

     RESULTS OF OPERATIONS - 1994 COMPARED WITH 1993

         Operating Company derives its revenues from thoroughbred horse racing activities. Horse racing revenues were $64,584,000 in 1994, up 6.3% from $60,776,000 in 1993. In 1994, live thoroughbred horse racing at Santa Anita Racetrack totaled 90 days compared with 83 days in 1993. Total on-track attendance at the live racing events in 1994 was up 2.3% from the comparable year ago period while average daily attendance declined 5.7%. Total wagering and average daily wagering during the Santa Anita Meet were up 29.5% and 21.6% in 1994 compared with 1993. On-track wagering increased 4.8%, wagering at Southern California satellite locations increased 16.4%, wagering at out-of-state locations increased 86.1% and wagering at Northern California satellite locations increased substantially in 1994 compared with 1993.

         Also, Santa Anita Racetrack operated 102 days in 1994 and 99 days in 1993 as a satellite wagering facility for Hollywood Park and 43 days in 1994 and 42 days in 1993 as a satellite wagering facility for Del Mar. Total attendance as a satellite wagering facility was down 4.0% while wagering was up 1.3% in 1994 compared with 1993. Average daily attendance and average daily wagering as a satellite wagering facility were down 6.7% and 1.5%, respectively, in 1994 compared with 1993.

         Horse racing revenues and horse racing operating costs were higher in 1994 compared with 1993 due to more race days and higher attendance and wagering at live racing events. Horse racing revenues in 1994 were $64,584,000, up 6.3% from $60,776,000 in 1993. Horse racing operating costs in 1994 were $46,921,000, up 3.6% from $45,284,000 in 1993.

         Depreciation expense was $4,251,000 in 1994, up 53.6% from the $2,768,000 in 1993. The $1,483,000 increase in depreciation expense was due primarily to the accelerated depreciation charge on the Santa Anita Racetrack turf course, which will be replaced in April 1995.

         General and administrative expenses were $5,583,000 in 1994, a decrease of 3.8% from the $5,801,000 in 1993 due to the one-time charge of $759,000 in the prior year for the post retirement benefits payable as a result of the death of the former Chairman of the Board of Operating Company. Interest expense decreased to $446,000 in 1994 from $493,000 in 1993. Rental expense to Realty was $11,226,000 in 1994 compared with $9,233,000 in 1993. The increase in rental expense of 21.6% reflects the overall increase in racing days and wagering.

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Due to the revenue and expense items previously discussed, Operating Company reported a net loss of $3,278,000 or $.29 per share in 1994, compared with a net loss of $2,232,000 or $.20 per share in 1993.

     RESULTS OF OPERATIONS - 1993 COMPARED WITH 1992

        Horse racing revenues were $60,776,000 in 1993, down 8.3% from $66,272,000 in 1992. In 1993, live thoroughbred horse racing at Santa Anita Racetrack totaled 83 days compared with 94 days in 1992. Total and average daily on-track attendance at the live racing events in 1993 were down 20.4% and 9.8% from 1992. Total wagering at the live racing events was down 10.6% while average daily wagering increased 1.2% in 1993 compared with 1992. On-track wagering and inter-track wagering declined 20.2% and 13.6% while interstate wagering increased 43.8% in 1993 compared with 1992.

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

        Also, Santa Anita Racetrack operated 42 days in 1993 and 43 days in 1992 as a satellite wagering facility for Del Mar and 99 days in 1993 and 101 days in 1992 as a satellite wagering facility for Hollywood Park. Total attendance and wagering as a satellite wagering facility were down 3.5% and 2.5% in 1993 compared with 1992. Average daily attendance and wagering were down 1.4% and 0.4% in 1993 compared with 1992.

        Horse racing revenues and operating costs declined in 1993 compared with 1992 due to fewer race days, lower attendance and lower wagering at both the live racing events and as a satellite wagering facility. Horse racing operating costs in 1993 were $45,284,000, down 10.8% from $50,758,000 in 1992.

        General and administrative expenses were $5,801,000 in 1993, down 5.7% from $6,154,000 in 1992 due to administrative staff reductions in 1993 and to the costs related to the engagement of outside consultants in the prior year to review the Operating Company's operations. Partially offsetting the declines in general and administrative expenses, however, was the one-time charge of $759,000 in 1993 for the post-retirement benefits payable as a result of the death of the former Chairman of the Board of Operating Company.

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

     LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1994, Operating Company's sources of liquidity included cash and short-term investments of $12,843,000 and an unsecured line of credit with Realty of $10,000,000, of which approximately $2,529,000 was utilized in connection with a guarantee of a capital lease. Operating Company's ability to utilize Realty's line of credit is dependent upon Realty's liquidity and capital resources. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Realty - Liquidity and Capital Resources"). For the year ended December 31, 1994, short-term investments earned interest income of $437,000.

        The cash balances and related interest income from short-term investments reflect seasonal variations associated with the Santa Anita meet. During the meet, large cash balances and short-term investments are

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         Pursuant to General Instruction G(3) to Form 10-K, the information called for by this part of Form 10-K is incorporated herein by reference to the registrants' definitive joint proxy statement to be filed, pursuant to Regulation 14A, with the Securities and Exchange Commission not later than 120 days after the end of the year ended December 31, 1994.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)    The following documents are filed as part of this report:

               1.   Financial Statements
                    See Index to Financial Statements

               2.   Financial Statement Schedules
                    See Index to Financial Statement Schedules

               3.   Exhibits
                    See Exhibit Index

        (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1994.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Realty and Operating Company have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

SANTA ANITA REALTY ENTERPRISES, INC.         SANTA ANITA OPERATING COMPANY




By:     SHERWOOD C. CHILLINGWORTH       By:       STEPHEN F. KELLER
     ------------------------------          -------------------------------
     Sherwood C. Chillingworth               Stephen F. Keller
     Vice Chairman of the Board and          Chairman of the Board, President
     Chief Executive Officer                 and Chief Executive Officer
     (Principal Executive Officer)           (Principal Executive Officer)



     Date:     March 20, 1995                Date:     March 20, 1995



By:        BRIAN L. FLEMING                       RICHARD D. BRUMBAUGH
     ------------------------------          -------------------------------
     Brian L. Fleming                        Richard D. Brumbaugh
     Executive Vice President and            Vice President-Finance and
     Chief Financial Officer                 Chief Financial Officer
     (Principal Financial and Accounting     (Principal Financial and
      Officer)                                Accounting Officer)



     Date:     March 20, 1995           Date:     March 20, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacity and on the date indicated.



     STEPHEN F. KELLER             Chairman of the Board of Realty; Chairman of
------------------------------     the Board, President and Chief Executive
     Stephen F. Keller             Officer (Principal Executive Officer) of
                                   Operating Company

     WILLIAM C. BAKER              Director of Operating Company and Director
------------------------------     of Realty
     William C. Baker

------------------------------     Director of Operating Company and Director
    Thomas J. Barrack, Jr.         of Realty

  SHERWOOD C. CHILLINGWORTH        Vice Chairman of the Board and Chief
-----------------------------      Executive Officer (Principal Executive
  Sherwood C. Chillingworth        Officer) of Realty

     RICHARD S. COHEN              Director of Operating Company and Director
-----------------------------      of Realty
     Richard S. Cohen

     ARTHUR LEE CROWE              Director of Operating Company and Director
-----------------------------      of Realty
     Arthur Lee Crowe

   CLIFFORD C. GOODRICH            Vice President and Director of Operating
-----------------------------      Company
   Clifford C. Goodrich

     ROBERT H. GRANT               Director of Operating Company and Director
-----------------------------      of Realty
     Robert H. Grant

     TAYLOR B. GRANT               Director of Realty
-----------------------------
     Taylor B. Grant

    J. TERRENCE LANNI              Director of Operating Company and Director
-----------------------------      of Realty
    J. Terrence Lanni

    THOMAS P. MULLANEY             Director of Operating Company and Director
-----------------------------      of Realty
    Thomas P. Mullaney

    WILLIAM D. SCHULTE             Director of Operating Company and Director
-----------------------------      of Realty
    William D. Schulte


Date:           March 20, 1995

SANTA ANITA REALTY ENTERPRISES, INC. AND
SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                          ------
INDEPENDENT AUDITORS' REPORT                                                46

SANTA ANITA REALTY ENTERPRISES, INC. AND SANTA ANITA OPERATING
     COMPANY AND SUBSIDIARIES COMBINED

     Combined Balance Sheets as of December 31, 1994 and 1993               47

     Combined Statements of Operations for the years ended
        December 31, 1994, 1993 and 1992                                    48

     Combined Statements of Shareholders' Equity for the years ended
        December 31, 1994, 1993 and 1992                                    49

     Combined Statements of Cash Flows for the years ended
        December 31, 1994, 1993 and 1992                                    50

SANTA ANITA REALTY ENTERPRISES, INC.

     Consolidated Balance Sheets as of December 31,1994 and 1993            51

     Consolidated Statements of Operations for the years ended
        December 31, 1994, 1993 and 1992                                    52

     Consolidated Statements of Shareholders' Equity for the years ended
        December 31, 1994, 1993 and 1992                                    53

     Consolidated Statements of Cash Flows for the years ended
        December 31, 1994, 1993 and 1992                                    54

SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

     Consolidated Balance Sheets as of December 31, 1994 and 1993           55

     Consolidated Statements of Operations for the years ended
        December 31, 1994, 1993 and 1992                                    56

     Consolidated Statements of Shareholders' Equity for the years ended
        December 31, 1994, 1993 and 1992                                    57

     Consolidated Statements of Cash Flows for the years ended
        December 31, 1994, 1993 and 1992                                    58

NOTES TO FINANCIAL STATEMENTS                                               59

H-T ASSOCIATES

     Independent Auditors' Reports
        1994 and 1993                                                       84
        1992                                                                85

     Financial Statements and Notes                                         86


                                       -44

               SANTA ANITA REALTY ENTERPRISES, INC. AND
          SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

               INDEX TO FINANCIAL STATEMENT SCHEDULES


The schedules listed below relate to Realty and Operating Company as indicated:


                                                          SCHEDULES FOR
                                                  -----------------------------
                                                                      OPERATING
     SCHEDULE                                       REALTY             COMPANY
     --------                                     ----------          ---------
                                                   (REFERENCE IS TO PAGE NUMBER)
     II   Valuation and Qualifying Accounts
             as of December 31, 1994 and 1993          81             Omitted

     III  Real Estate and Accumulated Depreciation
             as of December 31, 1994                   82             Omitted

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

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors
Santa Anita Realty Enterprises, Inc. and
Santa Anita Operating Company


We have audited the financial statements and schedules listed on pages 44 and 45 of:

     (a) Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company and Subsidiaries Combined; and

     (b)  Santa Anita Realty Enterprises, Inc.; and

     (c)  Santa Anita Operating Company and Subsidiaries.

These financial statements and schedules are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the above-listed entities at December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above, when considered in relation to the financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                                     KENNETH LEVENTHAL & COMPANY

Newport Beach, California
February 10, 1995

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                             COMBINED BALANCE SHEETS

                           DECEMBER 31, 1994 AND 1993

                                     ASSETS



                                                                  1994                1993
                                                             --------------      --------------
Real estate assets
  Santa Anita Racetrack, less accumulated depreciation
     of $19,431,000 and $18,670,000                          $    8,304,000      $    7,719,000
  Commercial properties, less accumulated depreciation
     of $32,247,000 and $41,079,000                             116,780,000         216,110,000
  Investments in unconsolidated joint ventures                    6,299,000           7,860,000
  Real estate loans and advances receivable                      17,990,000          17,840,000
                                                             --------------      --------------
                                                                149,373,000         249,529,000

Cash                                                             12,674,000          17,328,000
Short-term investments, at cost (approximates market)             5,600,000           4,693,000
Accounts receivable                                               4,656,000           7,568,000
Prepaid expenses and other assets                                 6,054,000           7,019,000
Investment in Pacific Gulf Properties Inc.                       12,825,000                   -
Property, plant and equipment, at cost, less accumulated
  depreciation of $23,093,000 and $21,088,000                    19,466,000          22,129,000
                                                             --------------      --------------

                                                             $  210,648,000      $  308,266,000
                                                             --------------      --------------
                                                             --------------      --------------

                                  LIABILITIES AND SHAREHOLDERS' EQUITY


Real estate loans payable                                    $  102,472,000      $  106,731,000
Bank loans payable                                                9,829,000          81,167,000
Accounts payable                                                 13,179,000          13,748,000
Other liabilities                                                12,750,000          25,463,000
Dividends payable                                                 2,251,000           3,788,000
Deferred revenues                                                 2,427,000           2,872,000
Deferred income taxes                                             3,565,000           3,565,000
                                                             --------------      --------------
                                                                146,473,000         237,334,000

Minority interest in consolidated joint ventures                 (3,268,000)         (4,590,000)

Shareholders' equity
  Preferred stock, $.10 par value; authorized 6,000,000
     shares; none issued                                                  -                   -
  Common stock, $.10 par value; authorized 19,000,000
     shares; issued and outstanding 11,143,853 and
     11,140,853 shares                                            2,227,000           2,227,000
  Additional paid-in capital                                    134,615,000         134,554,000
  Retained earnings (deficit)                                   (69,399,000)        (61,259,000)
                                                             --------------      --------------
                                                                 67,443,000          75,522,000
                                                             --------------      --------------

                                                             $  210,648,000      $  308,266,000
                                                             --------------      --------------
                                                             --------------      --------------



See accompanying notes.
                                      -47-

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                        COMBINED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                      1994            1993            1992
                                                 -------------   -------------    -------------
Revenues
  Horse racing                                   $  64,584,000   $  60,776,000    $  66,272,000
  Rental property                                   27,030,000      41,354,000       37,018,000
  Interest and other                                 2,448,000       5,405,000        3,712,000
                                                 -------------   -------------    -------------
                                                    94,062,000     107,535,000      107,002,000
                                                 -------------   -------------    -------------

Costs and expenses
  Horse racing operating costs                      46,921,000      45,284,000       50,758,000
  Rental property operating expenses                 9,714,000      16,522,000       13,533,000
  Depreciation and amortization                     10,087,000      11,392,000       10,753,000
  General and administrative                         9,813,000      10,045,000       10,310,000
  Interest and other                                11,317,000      12,970,000       12,525,000
  Losses from unconsolidated joint ventures          2,236,000       1,993,000        1,446,000
  Minority interest in earnings of consolidated
    joint ventures                                     617,000         477,000          458,000
  Write-down of land held for development            1,043,000               -                -
  Loss on disposition of multifamily and
    industrial operations                                    -      10,974,000                -
                                                 -------------   -------------    -------------
                                                    91,748,000     109,657,000       99,783,000
                                                 -------------   -------------    -------------

Income (loss) before income taxes                    2,314,000      (2,122,000)       7,219,000

Income tax benefit                                           -       2,523,000          158,000
                                                 -------------   -------------    -------------

Net income                                        $  2,314,000    $    401,000     $  7,377,000
                                                 -------------   -------------    -------------
                                                 -------------   -------------    -------------

Weighted average number of common shares
  outstanding                                       11,143,146      11,140,853       11,140,913
                                                 -------------   -------------    -------------
                                                 -------------   -------------    -------------

Net income per common share                          $     .21       $     .04        $     .66
                                                     ---------       ---------        ---------
                                                     ---------       ---------        ---------

Dividends declared per common share                  $     .94       $    1.36        $    1.36
                                                     ---------       ---------        ---------
                                                     ---------       ---------        ---------





See accompanying notes.
                                      -48-

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                   COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                COMMON STOCK            ADDITIONAL       RETAINED
                          ------------------------       PAID-IN         EARNINGS
                            SHARES        AMOUNT         CAPITAL         (DEFICIT)         TOTAL
                          ----------   -----------   --------------   -------------    -------------
Combined balance,
  December 31, 1991       11,140,965   $ 2,227,000   $  134,555,000   $ (38,731,000)   $  98,051,000

  Dividends declared
    on common stock                -             -                -     (15,153,000)     (15,153,000)

  Dividend reinvestment
    plan, net                   (112)            -           (1,000)              -           (1,000)

  Net income                       -             -                -       7,377,000        7,377,000
                          ----------   -----------   --------------   -------------    -------------

Combined balance,
  December 31,1992        11,140,853     2,227,000      134,554,000     (46,507,000)      90,274,000

  Dividends declared
    on common stock                -             -                -     (15,153,000)     (15,153,000)

  Net income                       -             -                -         401,000          401,000
                          ----------   -----------   --------------   -------------    -------------

Combined balance,
  December 31, 1993       11,140,853     2,227,000      134,554,000     (61,259,000)      75,522,000

  Stock issued in
    connection with
    stock option plan          3,000             -           61,000               -           61,000

  Dividends declared
    on common stock                -             -                -     (10,454,000)     (10,454,000)

  Net income                       -             -                -       2,314,000        2,314,000
                          ----------   -----------   --------------   -------------    -------------

Combined balance,
  December 31, 1994       11,143,853   $ 2,227,000   $  134,615,000   $ (69,399,000)    $ 67,443,000
                          ----------   -----------   --------------   -------------    -------------
                          ----------   -----------   --------------   -------------    -------------





See accompanying notes.
                                      -49-

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                        COMBINED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                          1994             1993             1992
                                                      ------------     ------------     ------------
Cash flows from operating activities:
  Net income                                          $  2,314,000     $    401,000     $  7,377,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     10,087,000       11,392,000       10,753,000
      Net gain on sale of real estate                            -                -         (646,000)
      Loss on disposition of multifamily and
        industrial operations                                    -       10,974,000                -
      Deferred income taxes                                      -         (108,000)        (141,000)
      Minority interest in earnings of consolidated
        joint ventures                                     617,000          477,000          458,000
      Write-down of land held for development            1,043,000                -                -
      Equity in losses of unconsolidated joint
        ventures                                         2,236,000        1,993,000        1,446,000
      Net decrease (increase) in certain other
        assets                                           1,243,000       (1,523,000)       1,866,000
      Net (decrease) increase in certain other
        liabilities                                       (156,000)       7,007,000          310,000
                                                      ------------     ------------     ------------
  Net cash provided by operating activities             17,384,000       30,613,000       21,423,000
                                                      ------------     ------------     ------------

Cash flows from investing activities:
  Proceeds from disposition of multifamily and
    industrial operations                               43,114,000                -                -
  Proceeds from sales of real estate                             -                -        5,425,000
  Payments received on loans and advances
    receivable                                             371,000        4,076,000        1,152,000
  Origination of loans and advances receivable            (357,000)      (1,305,000)      (9,345,000)
  Additions and improvements to real estate assets     (15,074,000)     (33,424,000)     (35,588,000)
  Additions to property, plant and equipment            (1,553,000)      (1,450,000)      (6,030,000)
  Investments in unconsolidated joint ventures          (1,348,000)      (1,100,000)        (664,000)
  Capital distributions from unconsolidated joint
    ventures                                               688,000        1,405,000          664,000
                                                      ------------     ------------     ------------
  Net cash provided by (used in) investing activities   25,841,000      (31,798,000)     (44,386,000)
                                                      ------------     ------------     ------------

Cash flows from financing activities:
  Proceeds from real estate loans payable               86,755,000                -       11,191,000
  Proceeds from bank loans payable                       7,300,000       20,981,000       26,832,000
  Repayment of real estate loans payable               (36,932,000)        (924,000)      (6,154,000)
  Repayment of bank loans payable                      (78,638,000)        (664,000)         (82,000)
  Net (decrease) increase in certain other liabilities (11,721,000)       9,635,000          728,000
  Dividends paid                                       (11,993,000)     (15,153,000)     (15,153,000)
  Distributions to minority interest in consolidated
    joint ventures, net                                 (1,804,000)      (2,316,000)         (81,000)
  Proceeds from stock issued in connection with
    exercise of stock options and dividend
    reinvestment plan                                       61,000                -           (1,000)
                                                      ------------     ------------     ------------
  Net cash (used in) provided by financing activities  (46,972,000)      11,559,000       17,280,000
                                                      ------------     ------------     ------------

Net (decrease) increase in cash and cash equivalents    (3,747,000)      10,374,000       (5,683,000)

Cash and cash equivalents at beginning of year          22,021,000       11,647,000       17,330,000
                                                      ------------     ------------     ------------

Cash and cash equivalents at end of year              $ 18,274,000     $ 22,021,000     $ 11,647,000
                                                      ------------     ------------     ------------
                                                      ------------     ------------     ------------




See accompanying notes.
                                      -50-

                      SANTA ANITA REALTY ENTERPRISES, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1994 AND 1993

                                     ASSETS



                                                                  1994                1993
                                                              -------------       -------------
Real estate assets
  Santa Anita Racetrack, less accumulated depreciation
     of $19,431,000 and $18,670,000                           $   8,304,000       $   7,719,000
  Commercial properties, less accumulated depreciation
     of $33,842,000 and $42,503,000                             121,653,000         221,154,000
  Investments in unconsolidated joint ventures                    6,299,000           7,860,000
  Real estate loans and advances receivable                      17,990,000          17,840,000
                                                              -------------       -------------
                                                                154,246,000         254,573,000

Cash                                                              5,431,000           7,633,000
Accounts receivable                                               2,274,000           4,386,000
Prepaid expenses and other assets                                 3,357,000           4,624,000
Investment in Pacific Gulf Properties Inc.                       12,825,000                   -
                                                              -------------       -------------

                                                              $ 178,133,000       $ 271,216,000
                                                              -------------       -------------
                                                              -------------       -------------

                           LIABILITIES AND SHAREHOLDERS' EQUITY


Real estate loans payable                                     $ 102,472,000       $ 106,731,000
Bank loans payable                                                7,300,000          77,913,000
Accounts payable                                                  2,379,000           3,678,000
Other liabilities                                                 2,159,000          15,346,000
Dividends payable                                                 2,251,000           3,788,000
Due to (from) Operating Company                                   1,056,000            (469,000)
                                                              -------------       -------------
                                                                117,617,000         206,987,000

Minority interest in consolidated joint ventures                 (3,268,000)         (4,590,000)

Shareholders' equity
  Preferred stock, $.10 par value; authorized 6,000,000
     shares; none issued                                                  -                   -
  Common stock, $.10 par value; authorized 19,000,000
     shares; issued and outstanding 11,256,353 shares             1,125,000           1,125,000
  Additional paid-in capital                                    117,084,000         117,084,000
  Retained earnings (deficit)                                   (54,425,000)        (49,390,000)
                                                              -------------       -------------
                                                                 63,784,000          68,819,000
                                                              -------------       -------------

                                                              $ 178,133,000       $ 271,216,000
                                                              -------------       -------------
                                                              -------------       -------------





See accompanying notes.
                                      -51-

                      SANTA ANITA REALTY ENTERPRISES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                          1994             1993             1992
                                                      ------------     ------------     ------------
Revenues
  Rent from Racetrack                                 $ 13,070,000     $ 11,634,000     $ 12,683,000
  Shopping centers                                      15,969,000       14,396,000       15,418,000
  Office buildings                                       4,301,000        4,521,000        4,290,000
  Apartments and industrial                              4,916,000       20,036,000       15,582,000
  Interest and other                                     2,007,000        4,991,000        2,318,000
                                                      ------------     ------------     ------------
                                                        40,263,000       55,578,000       50,291,000
                                                      ------------     ------------     ------------

Costs and expenses
  Shopping centers                                       6,267,000        5,652,000        5,228,000
  Office buildings                                       1,862,000        1,804,000        2,025,000
  Apartments and industrial                              1,585,000        9,066,000        6,280,000
  Depreciation and amortization                          6,007,000        8,795,000        8,156,000
  General and administrative                             4,230,000        4,244,000        4,156,000
  Interest and other                                    10,871,000       12,477,000       12,331,000
  Losses from unconsolidated joint ventures              2,236,000        1,993,000        1,446,000
  Minority interest in earnings of consolidated
    joint ventures                                         617,000          477,000          458,000
  Write-down of land held for development                1,043,000                -                -
  Loss on disposition of multifamily and
    industrial operations                                        -       10,974,000                -
                                                      ------------     ------------     ------------
                                                        34,718,000       55,482,000       40,080,000
                                                      ------------     ------------     ------------

Income before income taxes                               5,545,000           96,000       10,211,000

Income tax benefit                                               -        2,523,000                -
                                                      ------------     ------------     ------------

Net income                                            $  5,545,000     $  2,619,000     $ 10,211,000
                                                      ------------     ------------     ------------
                                                      ------------     ------------     ------------

Weighted average number of common shares
  outstanding                                           11,256,353       11,256,353       11,256,353
                                                      ------------     ------------     ------------
                                                      ------------     ------------     ------------

Net income per common share                             $      .49       $      .23       $      .91
                                                        ----------       ----------       ----------
                                                        ----------       ----------       ----------

Dividends declared per common share                     $      .94       $     1.36       $     1.36
                                                        ----------       ----------       ----------
                                                        ----------       ----------       ----------






See accompanying notes.
                                      -52-

                       SANTA ANITA REALTY ENTERPRISES, INC

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                COMMON STOCK           ADDITIONAL        RETAINED
                          ------------------------       PAID-IN         EARNINGS
                            SHARES        AMOUNT         CAPITAL         (DEFICIT)         TOTAL
                          ----------   -----------   --------------   -------------    -------------
Balance,
 December 31, 1991        11,256,465   $ 1,125,000    $ 117,085,000   $ (31,602,000)    $ 86,608,000

  Dividend reinvestment
    plan, net                   (112)            -           (1,000)              -           (1,000)

  Dividends declared
    on common stock                -             -                -     (15,309,000)     (15,309,000)

  Net income                       -             -                -      10,211,000       10,211,000
                          ----------   -----------    -------------   -------------      -----------

Balance,
  December 31, 1992       11,256,353     1,125,000      117,084,000     (36,700,000)      81,509,000

  Dividends declared
    on common stock                -             -                -     (15,309,000)     (15,309,000)

  Net income                       -             -                -       2,619,000        2,619,000
                          ----------   -----------    -------------   -------------      -----------

Balance,
  December 31, 1993       11,256,353     1,125,000      117,084,000     (49,390,000)      68,819,000

  Dividends declared
    on common stock                -             -                -     (10,580,000)     (10,580,000)

  Net income                       -             -                -       5,545,000        5,545,000
                          ----------   -----------    -------------   -------------      -----------

Balance,
  December 31, 1994       11,256,353   $ 1,125,000    $ 117,084,000   $ (54,425,000)    $ 63,784,000
                          ----------   -----------    -------------   -------------      -----------
                          ----------   -----------    -------------   -------------      -----------








See accompanying notes.

                                       -53

                      SANTA ANITA REALTY ENTERPRISES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                          1994             1993             1992
                                                      ------------     ------------    -------------
Cash flows from operating activities:
  Net income                                          $  5,545,000     $  2,619,000    $  10,211,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                      6,007,000        8,795,000        8,156,000
      Net gain on sale of real estate                            -                -         (646,000)
      Loss on disposition of multifamily and
        industrial operations                                    -       10,974,000                -
      Minority interest in earnings of consolidated
        joint ventures                                     617,000          477,000          458,000
      Write-down of land held for development            1,043,000                -                -
      Equity in losses of unconsolidated joint
        ventures                                         2,236,000        1,993,000        1,446,000
      Net decrease (increase) in certain other
        assets                                             445,000       (1,455,000)          18,000
      Net (decrease) increase in certain other
        liabilities                                       (582,000)       2,268,000          602,000
                                                      ------------     ------------    -------------

  Net cash provided by operating activities             15,311,000       25,671,000       20,245,000
                                                      ------------     ------------    -------------

Cash flows from investing activities:
  Proceeds from disposition of multifamily and
    industrial operations                               43,114,000                -                -
  Proceeds from sales of real estate                             -                -        5,425,000
  Payments received on loans and advances
    receivable                                             371,000        4,076,000        1,152,000
  Origination of loans and advances receivable            (357,000)      (1,305,000)      (9,345,000)
  Additions and improvements to real estate assets     (15,074,000)     (33,424,000)     (35,588,000)
  Investments in unconsolidated joint ventures          (1,348,000)      (1,100,000)        (664,000)
  Capital distributions from unconsolidated joint
    ventures                                               688,000        1,405,000          664,000
                                                      ------------     ------------    -------------

  Net cash provided by (used in) investing activities   27,394,000      (30,348,000)     (38,356,000)
                                                      ------------     ------------    -------------

Cash flows from financing activities:
  Proceeds from real estate loans payable               86,755,000                -       11,191,000
  Proceeds from bank loans payable                       7,300,000       20,981,000       22,832,000
  Repayment of real estate loans payable               (36,932,000)        (924,000)      (6,154,000)
  Repayment of bank loans payable                      (77,913,000)               -                -
  Increase (decrease) in due to Operating Company        1,525,000       (1,428,000)       1,000,000
  Net (decrease) increase in certain other liabilities (11,721,000)       9,635,000          728,000
  Dividends paid                                       (12,117,000)     (15,309,000)     (15,309,000)
  Distributions to minority interest in consolidated
    joint ventures, net                                 (1,804,000)      (2,316,000)         (81,000)
  Proceeds from stock issued in connection with
    exercise of stock options and dividend
    reinvestment plan                                            -                -           (1,000)
                                                      ------------     ------------    -------------

  Net cash (used in) provided by financing activities  (44,907,000)      10,639,000       14,206,000
                                                      ------------     ------------    -------------

Net (decrease) increase in cash and cash equivalents    (2,202,000)       5,962,000       (3,905,000)

Cash and cash equivalents at beginning of year           7,633,000        1,671,000        5,576,000
                                                      ------------     ------------    -------------

Cash and cash equivalents at end of year               $ 5,431,000      $ 7,633,000      $ 1,671,000
                                                      ------------     ------------    -------------
                                                      ------------     ------------    -------------




See accompanying notes.
                                       -54

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1994 AND 1993

                                     ASSETS



                                                                  1994                1993
                                                              -------------       -------------
Current assets
  Cash                                                        $   7,243,000       $   9,695,000
  Short-term investments, at cost (approximates market)           5,600,000           4,693,000
  Accounts receivable                                             2,382,000           3,182,000
  Due from (to) Realty                                            1,056,000            (469,000)
  Prepaid expenses and other assets                               1,043,000           1,041,000
                                                              -------------       -------------

     Total current assets                                        17,324,000          18,142,000
                                                              -------------       -------------

Investment in common stock of Realty                              2,122,000           2,179,000
Property, plant and equipment, at cost
  Machinery and other equipment                                  21,503,000          21,943,000
  Leasehold improvements                                         21,056,000          20,976,000
                                                              -------------       -------------
                                                                 42,559,000          42,919,000
  Less accumulated depreciation                                 (23,093,000)        (21,088,000)
                                                              -------------       -------------
                                                                 19,466,000          21,831,000
                                                              -------------       -------------

                                                              $  38,912,000       $  42,152,000
                                                              -------------       -------------
                                                              -------------       -------------

                           LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities
  Accounts payable                                            $  10,800,000       $  10,070,000
  Other liabilities                                              10,591,000          10,117,000
  Bank loans payable                                                794,000             726,000
                                                              -------------       -------------

     Total current liabilities                                   22,185,000          20,913,000
                                                              -------------       -------------

Bank loans payable                                                1,735,000           2,528,000
Deferred revenues                                                 2,427,000           2,872,000
Deferred income taxes                                             3,565,000           3,565,000
                                                              -------------       -------------
                                                                 29,912,000          29,878,000
                                                              -------------       -------------

Shareholders' equity
  Preferred stock, $.10 par value; authorized 6,000,000
     shares; none issued                                                  -                   -
  Common stock, $.10 par value; authorized 19,000,000
     shares; issued and outstanding 11,143,853
     and 11,140,853 shares                                        1,114,000           1,114,000
  Additional paid-in capital                                     20,596,000          20,592,000
  Retained earnings (deficit)                                   (12,710,000)         (9,432,000)
                                                              -------------       -------------
                                                                  9,000,000          12,274,000
                                                              -------------       -------------

                                                              $  38,912,000       $  42,152,000
                                                              -------------       -------------
                                                              -------------       -------------




See accompanying notes.
                                      -55-

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER, 1994, 1993 AND 1992



                                                         1994             1993             1992
                                                     -------------    -------------    -------------
Revenues
  Wagering commissions                               $  39,256,000    $  34,932,000    $  38,571,000
  Admission related                                     25,328,000       25,844,000       27,701,000
  Interest and other                                       565,000          571,000        1,382,000
                                                     -------------    -------------    -------------
                                                        65,149,000       61,347,000       67,654,000
                                                     -------------    -------------    -------------

Costs and expenses
  Horse racing operating costs                          46,921,000       45,284,000       50,758,000
  Depreciation and amortization                          4,251,000        2,768,000        2,732,000
  General and administrative                             5,583,000        5,801,000        6,154,000
  Interest                                                 446,000          493,000          194,000
                                                     -------------    -------------    -------------
                                                        57,201,000       54,346,000       59,838,000
                                                     -------------    -------------    -------------

Income before rent and income taxes                      7,948,000        7,001,000        7,816,000

Rental expense to Realty                                11,226,000        9,233,000       10,955,000
                                                     -------------    -------------    -------------

Loss before income taxes                                (3,278,000)      (2,232,000)      (3,139,000)

Income tax benefit                                               -                -          243,000
                                                     -------------    -------------    -------------

Net loss                                              $ (3,278,000)    $ (2,232,000)    $ (2,896,000)
                                                     -------------    -------------    -------------
                                                     -------------    -------------    -------------

Weighted average number of common shares
  outstanding                                           11,143,146       11,140,853       11,140,913
                                                     -------------    -------------    -------------
                                                     -------------    -------------    -------------

Net loss per common share                               $     (.29)      $     (.20)      $     (.26)
                                                        ----------       ----------       ----------
                                                        ----------       ----------       ----------






See accompanying notes.
                                      -56-

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                COMMON STOCK           ADDITIONAL        RETAINED
                          ------------------------       PAID-IN         EARNINGS
                            SHARES        AMOUNT         CAPITAL         (DEFICIT)         TOTAL
                          ----------   -----------     ------------    ------------     ------------
Balance,
  December 31, 1991       11,140,965   $ 1,114,000     $ 20,592,000    $ (4,304,000)    $ 17,402,000

  Dividend reinvestment
    plan, net                   (112)            -                -               -                -

  Net loss                         -             -                -      (2,896,000)      (2,896,000)
                          ----------   -----------    -------------    ------------     ------------

Balance,
  December 31, 1992       11,140,853     1,114,000       20,592,000      (7,200,000)      14,506,000

  Net loss                         -             -                -      (2,232,000)      (2,232,000)
                          ----------   -----------    -------------    ------------     ------------

Balance,
  December 31, 1993       11,140,853     1,114,000       20,592,000      (9,432,000)      12,274,000

  Stock issued in
    connection with
    stock option plan          3,000             -            4,000               -            4,000

  Net loss                         -             -                -      (3,278,000)      (3,278,000)
                          ----------   -----------    -------------    ------------     ------------

Balance,
  December 31, 1994       11,143,853   $ 1,114,000    $  20,596,000    $(12,710,000)    $  9,000,000
                          ----------   -----------    -------------    ------------     ------------
                          ----------   -----------    -------------    ------------     ------------







See accompanying notes.
                                      -57-

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                         1994             1993             1992
                                                     -------------    -------------    -------------
Cash flows from operating activities:
  Net loss                                           $  (3,278,000)   $  (2,232,000)   $  (2,896,000)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                      4,251,000        2,768,000        2,732,000
      Deferred income taxes                                      -         (108,000)        (141,000)
      Net decrease (increase) in certain other
        assets                                             798,000          (69,000)         931,000
      Net increase in certain other liabilities            426,000        4,739,000          708,000
                                                     -------------    -------------    -------------

  Net cash provided by operating activities              2,197,000        5,098,000        1,334,000
                                                     -------------    -------------    -------------

Cash flows from investing activities:
  Additions to property, plant and equipment            (1,553,000)      (1,450,000)      (6,030,000)
  Decrease in investment in common stock of Realty          57,000                -                -
                                                     -------------    -------------    -------------

  Net cash used in investing activities                 (1,496,000)      (1,450,000)      (6,030,000)
                                                     -------------    -------------    -------------

Cash flows from financing activities:
  Proceeds from bank loans payable                               -                -        4,000,000
  Repayment of bank loans payable                         (725,000)        (664,000)         (82,000)
  (Increase) decrease in due from Realty                (1,525,000)       1,428,000       (1,000,000)
  Proceeds from stock issued in connection
    with exercise of stock options                           4,000                -                -
                                                     -------------    -------------    -------------

  Net cash (used in) provided by financing activities   (2,246,000)         764,000        2,918,000
                                                     -------------    -------------    -------------

Net (decrease) increase in cash and cash
    equivalents                                         (1,545,000)       4,412,000       (1,778,000)

Cash and cash equivalents at beginning of year          14,388,000        9,976,000       11,754,000
                                                     -------------    -------------    -------------

Cash and cash equivalents at end of year             $  12,843,000    $  14,388,000    $   9,976,000
                                                     -------------    -------------    -------------
                                                     -------------    -------------    -------------








See accompanying notes.
                                      -58-

                    SANTA ANITA REALTY ENTERPRISES, INC.  AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1994, 1993 AND 1992


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         Santa Anita Realty Enterprises, Inc. ("Realty") and Santa Anita Operating Company and Subsidiaries ("Operating Company") are two separate companies, the stocks of which trade as a single unit under a stock-pairing arrangement on the New York Stock Exchange. Realty and Operating Company were each incorporated in 1979 and are the successors of a corporation originally organized in 1934 to conduct thoroughbred horse racing in Southern California.

         Currently, Realty is principally engaged in holding and investing in retail and commercial property located primarily in Southern California, Phoenix, Arizona and Towson, Maryland. During 1994, Realty disposed of its multifamily and industrial properties. Realty operates as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 and, accordingly, pays no income taxes on earnings distributed to shareholders.

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

         REAL ESTATE ASSETS

         Investment properties are carried at cost and consist of land, buildings and related improvements. Depreciation is provided on a straight-line basis over the estimated useful lives of the properties, ranging primarily from 15 to 40 years.

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

         CASH AND CASH EQUIVALENTS

         Highly liquid short-term investments, with remaining maturities of three months or less at the date of acquisition, are considered cash equivalents.

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

         INCOME TAXES

         Realty and Operating Company adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993. The new standard of accounting replaces SFAS No. 96, which the company adopted in 1988. The cumulative effect of adopting Statement 109 was immaterial for the year ended December 31, 1993.

         DEFERRED REVENUES

         Operating Company's deferred revenues consist of prepaid admission tickets and parking, which are recognized as income ratably over the period of the related race meet. Also, deferred revenue includes prepaid rent from Oak Tree which is recognized over the remaining term of the lease.

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

         RENTAL PROPERTY REVENUES

         Rental property revenues are recorded on a straight-line basis over the related lease term. As a result, deferred rent is created when rental income is recognized during free rent periods of a lease or when the lease provides for rent escalations during the lease term. Deferred rent is included in prepaid expenses and other assets, evaluated for collectibility and amortized over the remaining term of the lease.

         HORSE RACING REVENUES AND DIRECT OPERATING COSTS

         Operating Company's horse racing revenues and direct operating costs are shown net of state and local taxes, stakes, purses and awards.

         CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject Realty and Operating Company to concentrations of credit risk are primarily cash investments and receivables. Realty and Operating Company place their cash investments in investment grade short-term instruments and limit the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to accounts receivable are limited due to the number of retail, commercial and residential tenants, and Santa Anita catering patrons. Real estate receivables are secured by first trust deeds on commercial real estate located in Southern California and Phoenix, Arizona. Advances to unconsolidated joint ventures are unsecured and due from partnerships in which Realty is a 50% or less general partner.

         FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

         Realty is an issuer of financial instruments with off-balance sheet risk in the normal course of business which exposes Realty to credit risks. These financial instruments include commitments to extend credit, financial guarantees and letters of credit.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Management has estimated the fair value of its financial instruments using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimated values for Realty and Operating Company as of December 31, 1994 and 1993 are not necessarily indicative of the amounts that could be realized in current market exchanges.

         For those financial instruments for which it is practicable to estimate value, management has determined that the carrying amounts of Realty's and Operating Company's financial instruments approximate their fair value as of December 31, 1994 and 1993.

         DIVIDEND REINVESTMENT PLAN

         In November 1992, Realty and Operating Company terminated their dividend reinvestment and stock purchase plan (the "Plan"), which had enabled shareholders to reinvest dividends and purchase shares of Realty and Operating Company stock.

         COMMON STOCK AND NET INCOME (LOSS) PER COMMON SHARE

         Net income (loss) per common share is computed based upon the weighted average number of common shares outstanding during each period for each company. Stock options have not been included in the computation since they have no material dilutive effect.

         Operating Company holds shares of Realty's common stock which are unpaired pursuant to a stock option plan approved by the shareholders. The shares held totaled 112,500 as of December 31, 1994 and 115,500 as of December 31, 1993 and 1992. These shares affect the calculation of Realty's net income per common share but are eliminated in the combined calculation of net income per common share.

         RECLASSIFICATIONS

         Certain prior year amounts have been restated to conform to current year presentation.

NOTE 2 - INVESTMENT IN PACIFIC GULF PROPERTIES INC.

         In November 1993, Realty entered into a Purchase and Sale Agreement to sell its multifamily and industrial operations to Pacific Gulf Properties Inc. ("Pacific"), in conjunction with Pacific's proposed public offering of common stock and debentures.

         On February 18, 1994, Realty completed the first part of this transaction by selling to Pacific ten multifamily properties, containing 2,654 apartment units, located in Southern California, the Pacific Northwest and Texas and three industrial properties, containing an aggregate of 185,000 leasable square feet of industrial space, located in the State of Washington (the "Transferred Properties"). Realty's corporate headquarters building and related assets were also acquired by Pacific.

         In consideration of the sale of the Transferred Properties, Realty received $44,425,000 in cash and 150,000 shares of the common stock of Pacific. In addition, Realty was relieved of $44,290,000 of mortgage debt on the Transferred Properties.

         Effective October 1, 1994, Realty completed the second part of the transaction, the sale of its interest in Baldwin Industrial Park to Pacific. Effective October 31, 1994, Pacific delivered to Realty an additional 634,419 shares of Pacific common stock as consideration for the second part of the transaction and the corporate headquarters and other net assets. As a result of the sale, Baldwin Industrial Park ceased to be a consolidated joint venture which resulted in a decrease in cash of $1,311,000 and a reduction in mortgage debt of $9,415,000.

         The above transactions resulted in a loss of $10,974,000, which was reflected in the Realty and Combined Realty and Operating Company statements of operations for the year ended December 31, 1993. If the transactions had occurred as of January 1, 1994, Realty and Combined Realty and Operating Company revenues would have decreased by $4,477,000, expenses would have decreased by $4,929,000 and net income would have increased by $452,000, for the year ended December 31, 1994.

As of December 31, 1994, Realty owned 16.3% of the Pacific's common stock and accounted for its investment by the equity method of accounting. The closing price of Pacific's common stock, on the American Stock Exchange, on the last trading day in 1994 was $15.00 per share.

Financial information relating to Pacific, which is a separate public company, is available from the Securities and Exchange Commission (Commission file number 1-12546).

NOTE 3 - INVESTMENTS IN CONSOLIDATED JOINT VENTURES

         Realty's real estate properties include investments in the following consolidated real estate joint ventures at December 31, 1994:


                                   OWNERSHIP
             NAME                  PERCENTAGE                      PROJECT
    -------------------           -----------------           ------------------
    Anita Associates                    50%                   Regional mall
    French Valley Partners              50%                   Industrial land

          The financial condition and operations of the above joint ventures are consolidated with the financial statements of Realty and Combined Realty and Operating Company.

          Combined condensed financial information for the consolidated joint ventures as of December 31, 1994, 1993 and 1992 and for the years then ended is as follows:

                                   1994           1993             1992
                              ------------    ------------    --------------
Real estate assets            $58,574,000      $74,570,000      $115,778,000
                              -----------      -----------      ------------
                              -----------      -----------      ------------
Liabilities
   Secured real estate loans  $62,405,000      $47,447,000      $ 84,421,000
   Other                        2,659,000       24,085,000         5,320,000
                              -----------      -----------      ------------

                              $65,064,000      $71,532,000      $ 89,741,000
                              -----------      -----------      ------------
                              -----------      -----------      ------------
Partners' equity (deficit)
   Realty                     $(3,222,000)     $ 7,628,000      $ 28,788,000
   Others                      (3,268,000)      (4,590,000)       (2,751,000)
                              -----------      -----------      ------------

                              $(6,490,000)     $ 3,038,000      $ 26,037,000
                              -----------      -----------      ------------
                              -----------      -----------      ------------

Revenues                      $14,974,000      $21,922,000      $ 23,912,000
                              -----------      -----------      ------------
                              -----------      -----------      ------------

Net income (loss)
   Realty                     $  (379,000)     $ 2,113,000      $  2,727,000
   Others                         617,000          477,000           458,000
                              -----------      -----------      ------------

                              $   238,000      $ 2,590,000      $  3,185,000
                              -----------      -----------      ------------
                              -----------      -----------      ------------

         Consolidated joint venture net income (loss) for the year ended December 31, 1994, includes the following one-time unusual items:

         - In January 1994, refinancing of the Anita Associates mortgage note payable on the Fashion Park mall was completed, resulting in debt repayment costs of $1,478,000 which have been reflected in "Interest and other" in the Realty and Combined Realty and Operating Company statements of operations.

         - In December 1994, a decrease in a maturing note payable secured by land held for development by French Valley Partners was negotiated and the carrying cost of the related land was written down to its estimated market value. The resulting net charge of $1,043,000 has been reflected in "Write-down of land held for development" in the Realty and Combined Realty and Operating Company statements of operations.

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

         Realty's investments in unconsolidated joint ventures include investments in the following commercial real estate ventures at December 31, 1994:


                                     OWNERSHIP
             NAME                    PERCENTAGE                    PROJECT
    -------------------           -----------------           ------------------
    Joppa Associates                    33 1/3%                    Retail
    H-T Associates                      50%                        Regional mall

          These partnerships comprise the properties associated with the operations of Towson Town Center in Towson, Maryland.

          Unaudited combined condensed financial statement information for the unconsolidated joint ventures as of December 31, 1994, 1993 and 1992 and for the years then ended is as follows:


                                   1994           1993             1992
                            --------------   -------------     -------------
Real estate assets          $ 207,775,000    $ 212,979,000     $ 216,137,000
                            -------------    -------------     -------------
                            -------------    -------------     -------------
Liabilities
   Advances from Realty     $   4,355,000    $   4,016,000     $   3,750,000
   Secured real estate
    loans                     164,641,000      164,641,000       159,473,000
   Other                       26,410,000       27,827,000        31,943,000
                            -------------    -------------     -------------

                            $ 195,406,000    $ 196,484,000     $ 195,166,000
                            -------------    -------------     -------------
                            -------------    -------------     -------------

Partners' equity
   Realty                   $   6,299,000    $   7,860,000     $   9,206,000
   Others                       6,070,000        8,635,000        11,765,000
                            -------------    -------------     -------------

                            $  12,369,000    $  16,495,000     $  20,971,000
                            -------------    -------------     -------------
                            -------------    -------------     -------------
Revenues                    $  21,414,000    $  19,991,000     $  15,666,000
                            -------------    -------------     -------------
                            -------------    -------------     -------------
Net loss
   Realty                   $  (2,236,000)   $  (1,993,000)    $  (1,446,000)
   Others                      (4,639,000)      (1,263,000)         (418,000)
                            -------------    -------------     -------------
                            $  (6,875,000)   $  (3,256,000)    $  (1,864,000)
                            -------------    -------------     -------------
                            -------------    -------------     -------------

         Realty is a joint and several guarantor of loans issued to expand the Towson Town Center located in Towson, Maryland (owned 65% by H-T Associates) and property (owned 100% by Joppa Associates) adjacent to Towson Town Center in the amount of $74,382,000. The maximum loan balance to which the guarantees relate is $188,000,000. Realty's two partners in the ventures have also each executed repayment guarantees, although one of the partners has a limited repayment guaranty. Annually, the guarantors may request a reduction in the amount of the guaranty based on the economic performance of the regional mall.

NOTE 5 - REAL ESTATE LOANS AND ADVANCES RECEIVABLE

         Realty's real estate loans and advances receivable as of December 31, 1994 and 1993 consist of the following:

                                                        1994           1993
                                                    ----------    ------------
     6.5% to 8.5% loans receivable secured
       by trust deeds on commercial real estate
       due through 2002                              $13,635,000    $13,824,000

     Unsecured advances to unconsolidated
       joint venture, bearing interest at prime
       plus 2%, interest and principal due on
       demand                                          4,355,000     4,016,000
                                                      -----------    ----------

                                                      $17,990,000   $17,840,000
                                                      -----------   -----------
                                                      -----------   -----------

         Contractual principal repayments on real estate loans receivable as of December 31, 1994 are due as follows:

               1995                               $   261,000
               1996                                 1,756,000
               1997                                 6,574,000
               1998                                   212,000
               1999                                   231,000
               Thereafter                           4,601,000
                                                  -----------

                                                  $13,635,000
                                                  -----------
                                                  -----------

     The weighted average prime rate was 7.1% during 1994 and the prime rate was 8.5% at December 31, 1994.

NOTE 6 - LOANS PAYABLE

         Realty's real estate loans payable as of December 31, 1994 and 1993 consist of the following:


                                                     1994            1993
                                                -------------   --------------
Realty

9.25% note, secured by real estate assets,
     due in installments through 2001           $ 8,892,000     $          -
9.75% note, secured by real estate assets,
     interest only, due in 1994                           -       10,000,000
8.5% note, secured by land with assignment
     of ground lease and rent as collateral,
     due in installments through 2009             3,971,000        4,100,000
10.375% notes, secured by real estate assets,
     due in installments through 2008                     -          870,000
9.75% note, secured by real estate assets,
     interest only, due in 2001                     480,000                 -
10% note, secured by real estate assets,
     interest only, due in 1994                           -          857,000
9.375% note, secured by real estate assets,
     interest only, due in 1998                  11,704,000       11,822,000
8.25%-9% variable rate notes, secured by real
     estate, due in installments through 2005    15,500,000                 -
                                                -----------     ------------
                                                 40,547,000       27,649,000
                                                -----------     ------------
Anita Associates

9%-9.25% notes, secured by real estate assets,
     due in installments through 2003            61,925,000                -
8.5% notes, secured by real estate assets,
     due in installments through 2011                     -       15,269,000
10% note, secured by real estate assets,
     due in installments through 1998                     -       10,044,000
                                                -----------     ------------
                                                 61,925,000       25,313,000
                                                -----------     ------------
                                                102,472,000       52,962,000
                                                -----------     ------------
Loans subject to the Pacific transaction

9.5% note, secured by real estate assets,
     interest only, due in 1999                           -        8,625,000
10.5% notes, secured by real estate assets,
     due in installments through 1996                     -        4,751,000
9.5% note, secured by real estate assets,
     interest only through 1995, installments
     through 2000                                         -        7,000,000
9.25% note, secured by real estate assets,
     interest only, due in 1996                           -       12,900,000
8.25% note, secured by real estate assets,
     interest only, due in 1997                           -        8,042,000
8%-10% note, secured by real estate assets,
     due in installments through 1998                     -        2,997,000
11.1% note, secured by real estate assets,
     interest only, due in 1996                           -          889,000
11.2% note, secured by real estate assets,
     due in installments through 1995                     -        8,565,000
                                               ------------     ------------
                                                          -       53,769,000
                                               ------------     ------------

                                               $102,472,000     $106,731,000
                                               ------------     ------------
                                               ------------     ------------

         In December 1994, Realty obtained secured loans on each of its six neighborhood shopping centers. The secured loans aggregating $15,500,000, have variable interest rates ranging from 8.25% to 9%, a 25-year amortization period and will be due in ten years. The interest rates are subject to adjustment every six months based on the six-month certificate of deposit rate in the secondary market as currently published in the Wall Street Journal. The maximum interest rate adjustment over the life of the loans is 5% and the increase in the monthly payment at each adjustment date is limited to 3.75%.

         Principal payments due on real estate loans payable as of December 31, 1994 are as follows:

                    1995                             $  1,329,000
                    1996                                1,469,000
                    1997                                1,606,000
                    1998                               12,851,000
                    1999                                1,729,000
                    Thereafter                         83,488,000
                                                     ------------

                                                     $102,472,000
                                                     ------------
                                                     ------------

         Realty's bank loans payable as of December 31, 1994 and 1993 consist of the following:

                                                1994                 1993
                                          -----------------   ------------------
Realty
   Borrowings under revolving credit
    agreement                                $7,300,000       $           -

   Unsecured notes, subject to line of
    credit agreements, interest only,
    due on various dates through 1996                 -          33,488,000

Bank loans payable subject to the Pacific
 transaction
   Unsecured notes, subject to line of
    credit agreements, interest only,
    due on various dates through 1996                 -          44,425,000
                                             ----------      --------------

                                             $7,300,000      $   77,913,000
                                             ----------      --------------
                                             ----------      --------------


         In November 1994, Realty entered into a $30,000,000 revolving credit agreement with a commercial bank. Borrowings under the revolving credit agreement are due one year from the date of funding but no later than November 30, 1995 and bear interest, at Realty's option, at the prime rate, at LIBOR (London Interbank Offered Rate) plus 1%, or at the 30-day, 60-day or 90-day certificate of deposit rate plus 1%. Borrowings at December 31, 1994 were at a rate of 7.25% which was based on the 30-day certificate of deposit rate plus 1%. Borrowings under the revolving credit agreement and other available cash were used to repay the outstanding balances of the unsecured notes which were subject to the line of credit agreements.

         Under the terms of the former line of credit agreements, Realty borrowed funds, at Realty's option, based upon prime rates, LIBOR-based rates or certificate of deposit rates. At December 31, 1993, all funds were borrowed at prime or at LIBOR. LIBOR rates ranged from 2.80% to 3.84% and the prime rate was 6% at December 31, 1993.

         The revolving credit agreement contains a restriction on the payment of dividends and certain other financial ratio and maintenance restrictions. Dividends are limited to the lesser of $.80 per share or $9,200,000 in any twelve-month period beginning on or after July 1, 1994. Realty's current dividend policy is in compliance with this dividend restriction. Additionally, at December 31, 1994, Realty is in compliance with the other financial ratio and maintenance restrictions.

         Operating Company entered into a sale-leaseback transaction related to the financing of certain television, video monitoring and production equipment under a five-year lease expiring in December 1997. This financing arrangement is accounted for as a capital lease. Accordingly, the equipment and related lease obligation are reflected as machinery and other equipment and bank loans payable in the Operating Company and Combined Realty and Operating Company balance sheets. Realty has guaranteed the capital lease obligation of $2,529,000.

         Assets relating to the capital lease are as follows:

                                                        1994            1993
                                                  -----------     -----------
         Machinery and equipment                  $ 4,000,000     $ 4,000,000
         Accumulated amortization                  (1,154,000)       (641,000)
                                                  -----------     -----------
                                                  $ 2,846,000     $ 3,359,000
                                                  -----------     -----------
                                                  -----------     -----------

         Total future minimum lease payments under the capital lease and the present value of the minimum lease payments as of December 31, 1994 are as follows:

         For the year ending December 31,
          1995                                          $  989,000
          1996                                             989,000
          1997                                             907,000
                                                        ----------
                                                         2,885,000
         Less amount representing interest                (356,000)
                                                        ----------
         Present value of minimum lease payments        $2,529,000
                                                        ----------
                                                        ----------
         Current portion                                $  794,000
         Long-term portion                               1,735,000
                                                        ----------
                                                        $2,529,000
                                                        ----------
                                                        ----------

         Interest costs for the years ended December 31, 1994, 1993 and 1992 are as follows:

                                               DECEMBER 31, 1994
                                   --------------------------------------------
                                                  OPERATING
                                    REALTY         COMPANY            COMBINED
                                -----------      -----------       ------------
Total incurred                  $13,143,000      $   446,000       $13,589,000
Capitalized                      (2,272,000)               -        (2,272,000)
                                -----------      -----------       -----------

Total interest expense          $10,871,000      $   446,000       $11,317,000
                                -----------      -----------       -----------
                                -----------      -----------       -----------

Total interest paid             $11,967,000      $   446,000       $12,413,000
                                -----------      -----------       -----------
                                -----------      -----------       -----------

                                           DECEMBER 31, 1993
                           ------------------------------------------------
                                               OPERATING
                              REALTY            COMPANY          COMBINED
                           ------------      -------------    -------------
Total incurred             $13,959,000       $    493,000     $ 14,452,000
Capitalized                 (1,482,000)                 -       (1,482,000)
                           -----------       ------------     ------------

Total interest expense     $12,477,000       $    493,000     $ 12,970,000
                           -----------       ------------     ------------
                           -----------       ------------     ------------

Total interest paid        $12,463,000       $    493,000     $ 12,956,000
                           -----------       ------------     ------------
                           -----------       ------------     ------------
                                           DECEMBER 31, 1992
                           -----------------------------------------------
                                               OPERATING
                              REALTY            COMPANY          COMBINED
                           ------------      -------------    -------------
Total incurred             $13,000,000       $    194,000     $ 13,194,000
Capitalized                   (669,000)                 -         (669,000)
                           -----------       ------------     ------------
Total interest expense     $12,331,000       $    194,000     $ 12,525,000
                           -----------       ------------     ------------
                           -----------       ------------     ------------
Total interest paid        $12,670,000       $    194,000     $ 12,864,000
                           -----------       ------------     ------------
                           -----------       ------------     ------------

NOTE 7 - OTHER LIABILITIES

         Other liabilities as of December 31, 1994 and 1993 consist of the following:

                                           DECEMBER 31, 1994
                           ------------------------------------------------
                                               OPERATING
                              REALTY            COMPANY          COMBINED
                           ------------      -------------    -------------
Accrued salaries           $   100,000       $    878,000     $    978,000
Deferred compensation        1,045,000          3,705,000        4,750,000
Accrued interest               208,000                  -          208,000
State license fees                   -          1,695,000        1,695,000
Other                          530,000          4,313,000        4,843,000
Advances payable               276,000                  -          276,000
                           -----------       ------------     ------------
                           $ 2,159,000       $ 10,591,000     $ 12,750,000
                           -----------       ------------     ------------
                           -----------       ------------     ------------
                                           DECEMBER 31, 1993
                           -----------------------------------------------
                                               OPERATING
                              REALTY            COMPANY          COMBINED
                           ------------      -------------    -------------
Accrued salaries           $         -       $    765,000     $    765,000
Deferred compensation        1,075,000          3,682,000        4,757,000
Accrued interest               554,000                  -          554,000
State license fees                   -          1,500,000        1,500,000
Other                          678,000          4,170,000        4,848,000
Advances payable            11,997,000                  -       11,997,000
Accrued liabilities
  subject to the Pacific
  transaction                1,042,000                  -        1,042,000
                            ----------       ------------     ------------
                           $15,346,000       $ 10,117,000     $ 25,463,000
                           -----------       ------------     ------------
                           -----------       ------------     ------------

         Advances payable represent amounts due to Realty's other partner in Anita Associates. The advances payable at December 31, 1993 were substantially repaid in 1994 from the proceeds of the refinancing of Anita Associates' debt. The advances bear interest at 10% and are unsecured.

NOTE 8 - INCOME TAXES

         As a REIT, Realty is taxed only on undistributed REIT income. During each of the years ended December 31, 1994, 1993 and 1992, Realty distributed at least 95% of its REIT taxable earnings to its shareholders. For the years ended December 31, 1994, 1993 and 1992, 55.4%, 41.2% and 41.2%, of the dividends distributed to shareholders represented a return of capital. Pursuant to Internal Revenue Code Section 857(b)(3)(C) and the Regulations thereunder, for the year ended December 31, 1994, Realty hereby elects to designate 44.6% of the dividends distributed as capital gains dividends. None of the dividends distributed to shareholders during the years ended December 31, 1993 and 1992 represented capital gains dividends.

         In prior years, Realty had filed claims with the California Franchise Tax Board for refunds with respect to the 1970 through 1979 tax years; LATC was assessed California franchise tax and interest for the years 1980 through 1982; and, Operating Company was assessed additional franchise tax for the years 1983 through 1985. In 1993, a refund of interest and taxes in the amount of $6,082,000 was received from the California Franchise Tax Board in the settlement of the above claims. Realty recognized $3,211,000 of interest income, net of expenses of $120,000 and an income tax benefit of $2,523,000. Operating Company recorded additional deferred taxes payable of $228,000.

         The composition of Operating Company's income tax provision (benefit) and income taxes paid for the years ended December 31, 1994, 1993 and 1992 are as follows:


                                          1994           1993          1992
                                       ----------     ---------     ----------

Current state provision (benefit)      $        -     $ 108,000     $(102,000)

Deferred provision (benefit)                    -      (108,000)     (141,000)
                                       ----------     ---------     ---------

                                       $        -     $       -     $(243,000)
                                       ----------     ---------     ---------
                                       ----------     ---------     ---------

Income taxes paid                      $   25,000     $ 313,000     $   5,000
                                       ----------     ---------     ---------
                                       ----------     ---------     ---------

         Deferred income taxes arise from temporary differences in the recognition of certain items of revenues and expenses for financial statement and tax reporting purposes. The sources of temporary differences and their related tax effect for the years ended December 31, 1994, 1993 and 1992 are as follows:


                                                                     1994                 1993               1992
                                                                 ------------        ------------        ------------

Accelerated depreciation and amortization
   methods utilized for tax reporting purposes                   $    (16,000)       $    109,000        $    (92,000)
Reinstatement of deferred taxes due to tax net operating
   loss carryovers                                                    100,000           1,733,000             173,000
State income tax provision (benefit) deductible when paid
   for federal income tax purposes                                    (52,000)           (485,000)           (191,000)
Deductions previously deducted for book purposes,
   deductible for tax purposes currently                              (66,000)                  -                   -
Income previously included for tax purposes, includable
   for book purposes currently                                              -                   -              34,000
Income resulting from settlement of state unitary tax issues                -          (1,426,000)                  -
Decrease in valuation allowance for deferred tax assets                24,000                   -                   -
Other, net                                                             10,000             (39,000)            (65,000)
                                                                 ------------        ------------        ------------
                                                                 $          -        $   (108,000)       $   (141,000)
                                                                 ------------        ------------        ------------
                                                                 ------------        ------------        ------------

         A reconciliation of Operating Company's total income tax provision for the years ended December 31, 1994, 1993 and 1992 to the statutory federal corporate income tax rate of 34% is as follows:


                                                                     1994                1993                1992
                                                                 ------------        ------------        ------------

Computed "expected" tax provision                                $ (1,316,000)       $   (759,000)       $ (1,067,000)
State income taxes, net of federal income taxes                             -              34,000            (271,000)
Nondeductible political contributions                                  59,000              28,000              49,000
Decrease (increase) in cash surrender value of life
   insurance                                                           34,000            (269,000)            (28,000)
Establishment of book net operating loss carryforwards              1,236,000             982,000           1,169,000
Other, net                                                            (13,000)            (16,000)            (95,000)
                                                                 ------------        ------------        ------------

                                                                 $          -        $          -        $  (243,000)
                                                                 ------------        ------------        ------------
                                                                 ------------        ------------        ------------

NOTE 8 - INCOME TAXES (CONTINUED)

         The deferred tax assets and liabilities as of December 31, 1994 and 1993 consist of the following:


                                                                     1994                1993
                                                                 -----------         -----------
Deferred tax assets
   Compensation deductible for tax purposes when paid            $ 1,487,000         $ 1,478,000
   Pension contribution deductible for tax purposes when paid        170,000             246,000
   Contribution carryover                                             78,000              67,000
   Other - Arizona tax                                                24,000              24,000
   Utilization of state net operating loss carryovers                185,000              85,000
   Valuation allowance                                               (23,000)            (47,000)
                                                                 -----------         -----------
   Total deferred assets                                           1,921,000           1,853,000
                                                                 -----------         -----------

Deferred tax liabilities
   Difference between tax and book depreciation                   (1,604,000)         (1,588,000)
   Income previously included for book purposes, not
      includable for tax purposes                                   (137,000)           (137,000)
   State income tax deductible when paid for federal
      tax purposes                                                (3,745,000)         (3,693,000)
                                                                 -----------         -----------
   Total deferred tax liabilities                                 (5,486,000)         (5,418,000)
                                                                 -----------         -----------

Net liability for deferred income taxes                          $(3,565,000)        $(3,565,000)
                                                                 -----------         -----------
                                                                 -----------         -----------

         The Franchise Tax Board has audited the 1986 through 1988 tax years of Operating Company. Operating Company has protested the proposed assessments. These assessments have been accrued by Operating Company. In February 1994, the Franchise Tax Board initiated an audit of Operating Company's 1989 through 1991 tax years. At December 31, 1994, the agent has completed his review and has not proposed any adjustments for the 1989 through 1991 tax years. However, these years remain open pending resolution of the proposed assessments for the 1986 through 1988 tax years.

         At December 31, 1994, Operating Company's net operating loss carryforward, for federal income tax purposes, was $11,949,000 of which $5,531,000 expires in 2002, $3,001,000 in 2007 and $3,417,000 in 2009.

NOTE 9 - COMMITMENTS AND CONTINGENCIES


         Realty's wholly owned and consolidated real estate investments consist of Santa Anita Racetrack, Fashion Park (a regional mall), various neighborhood shopping centers, and office buildings. The racetrack is leased to LATC; the land underlying Fashion Park has been ground leased for 65 years; each of the various neighborhood shopping centers has been leased to non-anchor tenants with terms ranging from three to five years; and, the office buildings have been leased with terms generally ranging from two to ten years.

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINGENCIES)

         The minimum future lease payments to be received from Realty's wholly owned and consolidated real estate investments (excluding rentals relating to Santa Anita Racetrack which are paid by LATC to Realty) for the five years ended December 31, are as follows:


               1995                               $ 12,875,000
               1996                                 12,507,000
               1997                                 11,200,000
               1998                                  9,916,000
               1999                                  8,804,000

         Substantially all of the retail leases provide for additional contingent rentals based upon the gross income of the tenants in excess of stipulated minimums. Realty's share of these contingent rentals totaled $192,000 in 1994, $258,000 in 1993 and $337,000 in 1992.

         Realty leases the Santa Anita Racetrack to Operating Company's subsidiary, LATC. The lease, which was scheduled to expire December 31, 1994, was amended and extended for an additional five years. The lease amounts have been eliminated in the Combined Realty and Operating Company statement of operations.

         Realty has entered into several general and limited partnerships to own and operate real estate. As of December 31, 1994, Realty has committed to invest an additional $208,000 in these partnerships.

         Realty and Operating Company have entered into severance agreements with certain officers. Under certain circumstances, the severance agreements provide for a lump sum payment if there is a "change in control" of the entities. No provision under these severance agreements has been accrued or funded.

         Certain other claims, suits and complaints arising in the ordinary course of business have been filed or are pending against Realty and Operating Company. In the opinion of management, all such matters are adequately covered by insurance or, if not covered, are without merit or are of such kind or involve such amounts as would not have a significant effect on the financial position or results of operations if disposed of unfavorably.

         On February 9, 1995, Realty purchased a 5-year option to acquire a 50% interest in the Bell Jackpot Casino, a fully licensed card club in the City of Bell, California. Exercise of the option by Realty is conditioned on the passage of legislation in California to allow public companies to own and operate card club facilities and state licensing and other regulatory approvals. On exercise, Realty would be required to pay an exercise payment.

NOTE 10 - STOCK OPTION PROGRAM AND EMPLOYEE DEFINED BENEFIT PLANS

         STOCK OPTION PROGRAM

         Realty has reserved 400,000 shares of common stock for sale under its Stock Option Plan and Operating Company has reserved 622,820 shares for sale under its Stock Option Program. Each company has also reserved 400,000 shares for issuance under the other company's plan. The shares are to be issued either as Incentive Stock Options or Non-Qualified Stock Options.

         The Options, which are contingent upon continuous employment, are exercisable at any time once vested, for up to three years after the date of retirement or death and for up to 90 days after resignation. For both Realty and Operating Company, Incentive Stock Options and Non-Qualified Stock Options expire in 1995 through 2004.

         Information with respect to shares under option as of December 31, 1994, 1993 and 1992 is as follows:


                               REALTY                                OPERATING COMPANY
                  ----------------------------------------   ------------------------------------
                                                AVAILABLE                               AVAILABLE
                    SHARES                         FOR       SHARES                        FOR
OUTSTANDING AT    SUBJECT TO                      FUTURE   SUBJECT TO                    FUTURE
DECEMBER 31,        OPTION        PRICE            GRANT     OPTION        PRICE          GRANT
----------------  ---------   --------------     --------   -------   ---------------   ---------

1992                114,506   $17.63 - $29.00     274,000   315,500   $17.63 - $29.00           -

     Granted              -                                 111,000        $17.38
     Exercised            -                                       -
     Cancelled            -                                 (16,000)  $17.63 - $29.00
                    -------                                 -------
1993                114,506   $17.63 - $29.00     274,000   410,500   $17.38 - $29.00     127,820

     Granted        122,500   $17.13 - $20.25               126,000        $17.13
     Exercised            -                                  (3,000)
     Cancelled      (75,000)  $17.63 - $29.00              (125,000)  $17.38 - $29.00
                    -------                                 -------
1994                162,006   $17.13 - $29.00     226,500   408,500   $17.13 - $29.00     126,820
                    -------                                 -------
                    -------                                 -------

        At the time of exercise of Realty options, employees also have to buy directly from Operating Company shares of Operating Company stock at its fair market value per share to pair with Realty shares.

        In addition, Operating Company is required to purchase Realty shares to pair with the Operating Company shares being purchased by its employees. Operating Company has purchased 112,500 shares of Realty stock for this purpose.

        RETIREMENT INCOME PLAN

        Realty and Operating Company have a defined benefit retirement plan for the year-round employees who are at least 21 years of age with one or more years of service and who are not covered by collective bargaining agreements. Plan assets consist of a group annuity contract with a life insurance company. Plan benefits are based primarily on years of service and qualifying compensation during the final years of employment. Funding requirements comply with federal requirements that are imposed by law.

        The net periodic pension cost for Realty and Operating Company for 1994 was $85,000 and $390,000; for 1993 was $104,000 and $367,000; and for 1992 was
$109,000 and $339,000. The provisions include amortization of past service cost over 30 years. The present value of accumulated plan benefits (calculated using a rate of return of 8.5%) at December 31, 1994 was $6,032,000 and the plan's net assets available for benefits were $6,032,000.

        Combined net periodic pension cost for the years ended December 31, 1994, 1993 and 1992 for the retirement income plan included the following components:


                                                               1994           1993           1992
                                                            ----------     ----------     ----------

         Service cost                                       $  278,000     $  288,000     $  286,000
         Interest cost on projected benefit obligation         569,000        569,000        550,000
         Actual return on plan assets                         (390,000)      (391,000)      (446,000)
         Net amortization and deferral                          18,000          5,000         58,000
                                                            ----------     ----------     ----------
           Net periodic pension cost                        $  475,000     $  471,000     $  448,000
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

         The following table sets forth the funded status of Realty's and Operating Company's retirement income plan and amounts recognized in the balance sheets at December 31, 1994 and 1993.


                                                                                          1994         1993
                                                                                     ------------   -----------
                                                                                                    (Restated)
         Actuarial present value of accumulated benefit obligations at
           December 31:
              Vested                                                                 $  5,906,000   $ 6,816,000
              Nonvested                                                                   126,000       152,000
                                                                                     ------------   -----------
                                                                                        6,032,000     6,968,000

         Additional amounts related to projected compensation levels                    1,018,000     1,284,000
                                                                                     ------------   -----------
         Total actuarial project benefit obligations for service rendered               7,050,000     8,252,000
         Plan assets at fair value at December 31                                       6,032,000     5,797,000
                                                                                     ------------   -----------

         Projected benefit obligations in excess of plan assets                        (1,018,000)   (2,455,000)

         Unrecognized net actuarial loss from difference in actuarial
            experience from that assumed                                                  300,000     1,389,000
         Unrecognized prior service cost                                                  215,000       233,000
         Initial unrecognized transition obligation recognized over 15 years              424,000       485,000
                                                                                     ------------   -----------

         Accrued pension cost                                                        $    (79,000)  $  (348,000)
                                                                                     ------------   -----------
                                                                                     ------------   -----------

         Assumptions used in determining the funded status of the retirement income plan are as follows:


                                                                   1994           1993          1992
                                                                 --------       --------      --------
                                                                               (Restated)
         Weighted average discount rate                          8.5%           7.5%           7.5%
         Weighted average rate of increase in compensation
           levels                                                5.0%           5.0%           6.0%
         Expected long-term rate of return                       8.5%           8.5%           8.5%

         In 1994, the measurement date and related assumptions for the funded status of Realty's and Operating Company's retirement income plan were as of the end of the year. In prior years, the measurement date and related assumptions were as of the beginning of the year. Prior year disclosures have been restated to reflect these changes.

         DEFERRED COMPENSATION PLAN

         Realty and Operating Company have defined benefit deferred compensation agreements which provide selected management employees with a fixed benefit at retirement. Plan benefits are based primarily on years of service and qualifying compensation during the final years of employment.

         The net periodic pension cost for 1994 for Realty and Operating Company was $121,000 and $594,000; for 1993 was $263,000 and $860,000; and for 1992 was
$93,000 and $243,000. It is the policy of Realty and Operating Company to fund only amounts sufficient to cover current deferred compensation benefits payable to retirees. The present value of accumulated plan benefits (calculated using a rate of 8.5%) at December 31, 1994, was $5,208,000 and Realty's and Operating Company's combined accrued liability was $4,750,000. At December 31, 1994, there were no plan net assets available for benefits.

         Net periodic pension cost for the years ended December 31, 1994, 1993 and 1992 for the deferred compensation plan included the following components:


                                                                1994             1993           1992
                                                            ----------      -----------    -----------

         Service costs                                      $  146,000      $   152,000     $  199,000
         Interest cost on projected benefit obligation         436,000          404,000        409,000
         Nonrecurring charge resulting from the death of
            an officer                                               -          961,000              -
         Actual return on plan assets                                -         (394,000)      (354,000)
         Amortization of unrecognized net obligation
            and experience losses                              133,000                -         82,000
                                                            ----------      -----------     ----------
         Net periodic pension cost                          $  715,000      $ 1,123,000     $  336,000
                                                            ----------      -----------     ----------
                                                            ----------      -----------     ----------

         The following table sets forth the funded status of Realty's and Operating Company's deferred compensation plan and amounts recognized in the balance sheets at December 31, 1994 and 1993:


                                                                                    1994           1993
                                                                                -----------    -----------
                                                                                               (Restated)

         Actuarial present value of accumulated benefit obligations at
           December 31:
              Vested                                                            $ 4,947,000    $ 5,907,000
              Nonvested                                                             261,000        262,000
                                                                                -----------    -----------
                                                                                  5,208,000      6,169,000

         Additional amounts related to projected compensation levels                301,000        589,000
                                                                                -----------    -----------
         Total actuarial projected benefit obligations for service rendered       5,509,000      6,758,000
         Plan assets at fair value at December 31                                         -              -
                                                                                -----------    -----------

         Projected benefit obligations in excess of plan assets                  (5,509,000)    (6,758,000)


         Unrecognized net obligation and experience losses                          759,000      2,001,000
         Unrecognized prior service cost                                                  -              -
                                                                                -----------    -----------

         Accrued pension cost                                                   $(4,750,000)   $(4,757,000)
                                                                                -----------    -----------
                                                                                -----------    -----------


     Assumptions used in determining the funded status of the deferred compensation plan are as follows:


                                                                 1994      1993      1992
                                                               --------  --------  --------
                                                                        (Restated)
         Weighted average discount rate                          8.5%      7.5%      10.0%
         Weighted average rate of increase in compensation
           levels                                                5.0%      5.0%       6.0%
         Expected long-term rate of return                         -      10.0%      10.0%

         In 1994, the measurement date and related assumptions for the funded status of Realty's and Operating Company's deferred compensation plan were as of the end of the year. In prior years, the measurement date and related assumptions were as of the beginning of the year. Prior year disclosures have been restated to reflect these changes.

NOTE 11 - SHAREHOLDER RIGHTS PLAN

         Under a shareholder rights plan, one right was distributed in August 1989 for each outstanding share of common stock. Each right entitles the holder to purchase from Realty, initially, one one-hundredth of a share of junior participating preferred stock at a price of $100 per share, subject to adjustment. The rights are attached to all outstanding common shares, and no separate rights certificates will be distributed. The rights are not exercisable or transferable apart from the common stock until the earlier of ten business days following a public announcement that a person or group has acquired beneficial ownership of 10% or more of Realty's general voting power or ten business days following the commencement of, or announcement of the intention to commence, a tender or exchange offer that would result in a person or group beneficially owning 10% or more of Realty's general voting power.

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

NOTE 12 - RELATED PARTY TRANSACTIONS

         LATC leases the Santa Anita Racetrack from Realty. Rent is based upon 1.5% of the aggregate live on-track wagering and 40% of LATC's revenues received from simulcast and satellite wagering on races originating at Santa Anita Racetrack. For the years ended December 31, 1994, 1993 and 1992, LATC paid Realty (including charity days) $13,070,000, $11,634,000 and $12,683,000 in rent, of which $11,226,000, $9,233,000 and $10,955,000 were attributable to the Santa Anita meets (exclusive of charity days), with the remainder being attributable to the Oak Tree meets and charity days. The lease arrangement between LATC and Realty requires LATC to assume costs attributable to taxes, maintenance and insurance.

         The lease between LATC and Realty which was scheduled to expire December 31, 1994, was amended and extended for an additional five years. The amended lease provides for rent of 1.5% of the aggregate on-track wagering on live races at Santa Anita Racetrack and 26.5% of LATC's wagering commissions from satellite wagering on races originating at Santa Anita Racetrack. In addition, Realty will receive 26.5% of LATC's wagering commissions from satellite wagering on races originating at certain other racetracks. If the amended lease terms had been in effect for the year ended December 31, 1994, LATC would have paid Realty (including charity days) $11,123,000 in rent.

         At times Realty and Operating Company have notes receivable outstanding from certain officers and/or directors resulting from their exercise of stock options. Such notes receivable as of December 31, 1994 and 1993, for Realty were none and $81,000 and for Operating Company were $75,000 and $393,000.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

         REALTY

         The disposition of the multifamily and industrial operations involved the transfer of the following noncash items:


                    Real estate assets                      $ 107,031,000
                    Other assets                                  898,000
                    Real estate loans payable                  53,705,000
                    Other liabilities                             547,000


         OPERATING COMPANY

         Operating Company's consolidated statements of cash flows involved the following noncash items:

                    Noncash addition to property, plant
                       and equipment                        $     333,000


NOTE 14 - COMBINED QUARTERLY FINANCIAL INFORMATION - UNAUDITED

         Condensed unaudited quarterly results of operations for Combined Realty and Operating Company are as follows:


                                                                      NET INCOME
                                                    NET INCOME        (LOSS) PER
             QUARTER ENDED        REVENUES            (LOSS)         COMMON SHARE
         -------------------  -------------       -------------      ------------

         1994
           December 31        $  18,018,000       $  (4,376,000)      $    (.39)
           September 30          12,121,000            (866,000)           (.08)
           June 30               21,196,000           1,449,000             .13
           March 31              42,727,000           6,107,000             .55

         1993 (Restated)
           December 31        $  22,243,000       $ (11,140,000)      $   (1.00)
           September 30          15,757,000            (170,000)           (.02)
           June 30               23,930,000           1,870,000             .17
           March 31              45,605,000           9,841,000             .88

         1992
           December 31        $  21,270,000       $     (60,000)      $    (.01)
           September 30          15,003,000          (2,502,000)           (.22)
           June 30               24,966,000             866,000             .08
           March 31              45,763,000           9,073,000             .81

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

         Combined Realty and Operating Company are subject to significant seasonal variations in revenues and net income (loss) due primarily to the seasonality of thoroughbred horse racing.

         Operating Company's 1993 first and second quarters were restated to reflect a retroactive reduction in fees due to the State of California, which was previously reflected in the second quarter of 1993.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           DECEMBER 31, 1994 AND 1993


                                                                       ADDITIONS
                                                             ------------------------------
                                         BALANCE AT          CHARGED TO        CHARGED TO                             BALANCE AT
                                         BEGINNING           COSTS AND           OTHER                                  END OF
        DESCRIPTIONS                     OF PERIOD            EXPENSES          ACCOUNTS          DEDUCTIONS            PERIOD
------------------------------------    ------------        ------------      -------------      ------------        ------------
1994
  Deducted from commercial
     properties:
        Allowance for loss on
           disposition of
           multifamily and
           industrial
           operations                  $  10,974,000       $           -       $         -      $   10,974,000      $             -
                                       -------------       -------------       -----------      --------------      ---------------
                                       -------------       -------------       -----------      --------------      ---------------
1993
  Deducted from commercial
     properties:
        Allowance for loss on
           disposition of
           multifamily and
           industrial
           operations                  $           -       $  10,974,000       $         -      $            -       $   10,974,000
                                       -------------       -------------       -----------      --------------      ---------------
                                       -------------       -------------       -----------      --------------      ---------------

                      SANTA ANITA REALTY ENTERPRISES, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1994


                                                                                    COSTS CAPITALIZED
                                                   INITIAL COSTS TO COMPANY     SUBSEQUENT TO ACQUISITION
                                                ----------------------------  ----------------------------
                                                               BUILDINGS AND
        DESCRIPTION               ENCUMBRANCE       LAND       IMPROVEMENTS        LAND      IMPROVEMENTS
----------------------------     ------------   ------------   -------------  ------------   -------------
RACING FACILITY
  Santa Anita Racetrack (a)      $          -   $    549,000   $ 15,150,000   $  3,448,000   $  8,588,000
REGIONAL MALLS
  California
    Fashion Park (a)(c)            61,925,000                    17,688,000      2,704,000     45,391,000
    Land underlying
       Fashion Park                 3,971,000        102,000
SHOPPING CENTERS
  California
    Yorba Linda                     3,494,000      2,038,000      6,162,000                     1,734,000
    Orange                          1,722,000      1,800,000      3,275,000                       268,000
    Encinitas                       4,332,000      2,842,000      8,954,000                       901,000
  Phoenix, Arizona
    Tatum &
       Thunderbird                  2,880,000        728,000      1,672,000        233,000      1,829,000
    28th and Indian
       School                       1,677,000        807,000      1,793,000                       230,000
    67th and Indian
       School                       1,395,000      1,751,000      3,396,000                     1,640,000
OFFICE BUILDINGS
  California
    Santa Ana                      11,704,000      6,670,000     16,130,000        200,000        980,000
    Upland                                  -      1,560,000      3,440,000        193,000      1,173,000
    Arcadia                         8,892,000                     9,122,000                     7,609,000
LAND
  California
    Temecula                          480,000      1,208,000                      (728,000)
                                 ------------   ------------   ------------   ------------   ------------
                                 $102,472,000   $ 20,055,000   $ 86,782,000   $  6,050,000   $ 70,343,000
                                 ------------   ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------   ------------


                                      GROSS AMOUNT AT WHICH CARRIED                                                   LIFE ON WHICH
                                           AT CLOSE OF PERIOD                                                        DEPRECIATION IN
                               --------------------------------------------                                           LATEST INCOME
                                              BUILDINGS AND                    ACCUMULATED      DATE OF      DATE     STATEMENT IS
        DESCRIPTION                LAND       IMPROVEMENTS        TOTAL       DEPRECIATION   CONSTRUCTION  ACQUIRED     COMPUTED
----------------------------   ------------   -------------   -------------   ------------   ------------  --------   -------------
RACING FACILITY
  Santa Anita Racetrack (a)    $  3,997,000    $ 23,738,000    $ 27,735,000    $ 19,431,000      1934        1934     5-35 Years (b)
REGIONAL MALLS
  California
    Fashion Park (a)(c)           2,704,000      63,079,000      65,783,000      13,476,000      1974        1974       40 Years
    Land underlying
       Fashion Park                 102,000                         102,000                                  1934
SHOPPING CENTERS
  California
    Yorba Linda                   2,038,000       7,896,000       9,934,000       2,328,000      1985        1985     3-40 Years
    Orange                        1,800,000       3,543,000       5,343,000         808,000      1986        1985     3-40 Years
    Encinitas                     2,842,000       9,855,000      12,697,000       1,468,000      1985        1985     3-40 Years
  Phoenix, Arizona
    Tatum &
       Thunderbird                  961,000       3,501,000       4,462,000         878,000      1981        1983     3-40 Years
    28th and Indian
       School                       807,000       2,023,000       2,830,000         689,000      1979        1983     3-40 Years (b)
    67th and Indian
       School                     1,751,000       5,036,000       6,787,000       1,236,000      1968        1986     3-40 Years
OFFICE BUILDINGS
  California
    Santa Ana                     6,870,000      17,110,000      23,980,000       7,434,000      1980        1984     5-40 Years
    Upland                        1,753,000       4,613,000       6,366,000       1,826,000      1982        1984     5-35 Years
    Arcadia                                      16,731,000      16,731,000       3,699,000      1986        1987     5-45 Years
LAND
  California
    Temecula                        480,000                         480,000                                  1989
                               ------------    ------------    ------------    ------------

                               $ 26,105,000    $157,125,000    $183,230,000(d) $ 53,273,000(e)
                               ------------    ------------    ------------    ------------
                               ------------    ------------    ------------    ------------


The accompanying notes are an integral part of this schedule.

                      SANTA ANITA REALTY ENTERPRISES, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                          DECEMBER 31, 1994 (CONTINUED)


--------------------
Notes

(a)  Initial costs December 31, 1979 book value
(b)  Component depreciation used
(c)  All dollar figures represent 100% of amounts attributable to the property


                                                             1994             1993             1992
                                                         -------------    -------------    -------------
(d)   Balance at beginning of period                     $ 290,046,000    $ 274,064,000    $ 242,812,000
      Additions - capital expenditures                      15,074,000       33,424,000       35,588,000
      Disposals                                             (1,645,000)      (6,468,000)      (4,336,000)
      Allowance for loss on disposition of
         multifamily and industrial operations                       -      (10,974,000)               -
      Disposition of multifamily and industrial
         operations                                       (120,245,000)               -                -
                                                         -------------    -------------    -------------

      Balance at end of period                           $ 183,230,000    $ 290,046,000    $ 274,064,000
                                                         -------------    -------------    -------------
                                                         -------------    -------------    -------------

(e)   Balance at beginning of period                     $  61,173,000    $  59,038,000    $  50,811,000
      Additions - depreciation expense, net
         of amortization expense                             5,779,000        8,795,000        8,156,000
      Disposals                                               (130,000)      (6,660,000)          71,000
      Disposition of multifamily and industrial
         operations                                        (13,549,000)               -                -
                                                         -------------    -------------    -------------

      Balance at end of period                           $  53,273,000    $  61,173,000    $  59,038,000
                                                         -------------    -------------    -------------
                                                         -------------    -------------    -------------

                          INDEPENDENT AUDITORS' REPORT



To the Partners
H-T Associates:


We have audited the accompanying consolidated balance sheets of H-T Associates (a Maryland general partnership) and subsidiary (a Maryland general partnership) as of December 31, 1994 and 1993, and the related consolidated statements of operations, partners' capital and cash flows for each of the years in the two-year period ended December 31, 1994. These consolidated financial statements are the responsibility of H-T Associates' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 1994 and 1993 consolidated financial statements referred to above present fairly, in all material respects, the financial position of H-T Associates and subsidiary as of December 31, 1994 and 1993, and the results of their operations and their cash flows in conformity with generally accepted accounting principles.



                                                           KPMG PEAT MARWICK LLP


San Diego, California
February 8, 1995

                          INDEPENDENT AUDITORS' REPORT





To the Partners
H-T Associates
San Diego, California


We have audited the accompanying consolidated statements of operations, partners' capital and cash flows of H-T Associates (a Maryland general partnership) and subsidiary (a Maryland general partnership) for the year ended December 31, 1992. These consolidated financial statements are the responsibility of H-T Associates' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 1992 consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of H-T Associates and subsidiary for the year ended December 31, 1992, in conformity with generally accepted accounting principles.



                                                     KENNETH LEVENTHAL & COMPANY


Newport Beach, California
January 28, 1993

                                 H-T ASSOCIATES
                        (A MARYLAND GENERAL PARTNERSHIP)
                                 AND SUBSIDIARY
                        (A MARYLAND GENERAL PARTNERSHIP)


                           CONSOLIDATED BALANCE SHEETS


                                                       December 31,
                                               ----------------------------
           ASSETS                                   1994           1993
           ------                             -------------   -------------
SHOPPING CENTER PROPERTY (Note B):
  Land                                        $  11,726,213   $  11,726,213
  Buildings and improvements                    177,767,286     177,052,996
  Deferred charges                                2,525,485       2,415,529
                                               ------------    ------------
                                                192,018,984     191,194,738

  Less accumulated depreciation and
   amortization                                 (22,074,284)    (15,639,380)
                                               ------------     ------------
                                                169,944,700     175,555,358

CASH AND CASH EQUIVALENTS (Note F)                2,841,563       2,871,962

ACCOUNTS RECEIVABLE, less allowance for
  doubtful accounts of $559,939 (1994)
  and $1,000,277 (1993)                           1,442,306         773,051

NOTES RECEIVABLE                                    194,463         390,561

CONSTRUCTION COSTS RECEIVABLE FROM TENANTS           64,714          90,606

DEFERRED RENT RECEIVABLE                          3,056,173       2,542,881

PREPAID EXPENSES AND OTHER ASSETS                 1,247,838       1,397,663
                                              -------------   -------------
                                              $ 178,791,757   $ 183,622,082
                                              -------------   -------------
                                              -------------   -------------
      LIABILITIES AND PARTNERS' CAPITAL
      ---------------------------------

NOTES PAYABLE (Note B)                        $ 164,641,000   $ 164,641,000

ADVANCES FROM PARTNERS (Note D)
  Ernest W. Hahn, Inc.                            4,366,127       4,021,196
  Santa Anita Realty Enterprises, Inc.            4,355,621       4,016,083

ACCOUNTS PAYABLE TO:
  Ernest W. Hahn, Inc.                               91,694         119,847
  Tenants                                           141,907          82,679
  Others                                            877,489         970,791
                                              -------------    -------------
                                                174,473,838     173,851,596

COMMITMENTS (Note C)

MINORITY INTEREST                                 4,266,956       5,932,847

PARTNERS' CAPITAL (Note E)                           50,963       3,837,639
                                              -------------    -------------
                                              $ 178,791,757   $ 183,622,082
                                              -------------    -------------
                                              -------------    -------------

See notes to consolidated financial statements.

                                 H-T ASSOCIATES
                        (A MARYLAND GENERAL PARTNERSHIP)
                                 AND SUBSIDIARY
                        (A MARYLAND GENERAL PARTNERSHIP)


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Years Ended December 31,
                                      ------------------------------------
                                          1994        1993         1992
                                      ----------   ----------   ----------
REVENUES:
  Minimum rent (Note C)             $ 14,639,567 $ 14,198,970  $ 10,561,845
  Overage rent (Note C)                  377,726      366,600       213,501
  Recoveries from tenants (Note C)     5,642,854    4,845,865     4,688,655
  Other income                           730,436      579,235       456,634
                                     ----------- ------------  ------------

                                      21,390,583   19,990,670    15,920,635
                                     ----------- ------------  ------------
EXPENSES:
  Operating expenses                   4,258,388    3,691,166     3,586,645
  Property taxes                       1,223,371    1,212,191     1,112,832
  Office and management                  872,370      795,641       674,366
  Promotion                              153,908      134,078       178,196
  Professional services                  154,321       79,410       154,154
  Other expenses                         211,565      652,589       386,396
                                     ----------- ------------  ------------

                                       6,873,923    6,565,075     6,092,589
                                     ----------- ------------  ------------

INCOME FROM OPERATIONS                14,516,660   13,425,595     9,828,046
                                     ----------- ------------  ------------


NON-OPERATING REVENUE:
  Interest income                        127,290      233,305       185,833
                                     ----------- ------------  ------------

NON-OPERATING EXPENSES:
  Interest expense (Notes B and D)    12,864,667   11,923,884     8,487,995
  Depreciation and amortization        6,455,406    6,350,407     4,107,219
  Net write-down of assets                26,444       39,186             -
                                     ----------- ------------  ------------

                                      19,346,517   18,313,477    12,595,214
                                     ----------- ------------  ------------

LOSS BEFORE MINORITY INTEREST         (4,702,567)  (4,654,577)   (2,581,335)

MINORITY INTEREST                      1,403,391    1,382,474       700,534
                                     ----------- ------------  ------------

NET LOSS                            $ (3,299,176) $(3,272,105) $ (1,880,801)
                                     -----------  -----------  ------------
                                     -----------  -----------  ------------

See notes to consolidated financial statements.

                                 H-T ASSOCIATES
                        (A MARYLAND GENERAL PARTNERSHIP)
                                 AND SUBSIDIARY
                        (A MARYLAND GENERAL PARTNERSHIP)


                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                  Santa Anita
                                                     Realty
                                    Ernest W.     Enterprises,
                                    Hahn, Inc.        Inc.            Total
                                 -----------     -----------       -----------
BALANCE, January 1, 1992         $ 6,259,460     $ 6,259,460      $ 12,518,920

   Net loss                         (940,401)       (940,400)       (1,880,801)

   Cash distributions (Note E)      (664,188)       (664,188)       (1,328,376)
                                 -----------     -----------       -----------

BALANCE, December 31, 1992         4,654,871       4,654,872         9,309,743

   Net loss                       (1,636,052)     (1,636,053)       (3,272,105)

   Cash distributions (Note E)    (1,100,000)     (1,099,999)       (2,199,999)
                                 -----------     -----------       -----------

BALANCE, December 31, 1993         1,918,819       1,918,820         3,837,639

   Net loss                       (1,649,588)     (1,649,588)       (3,299,176)

   Cash distributions (Note E)      (243,750)       (243,750)         (487,500)
                                 -----------     -----------       -----------

BALANCE, December 31, 1994           $25,481         $25,482           $50,963
                                 -----------     -----------       -----------
                                 -----------     -----------       -----------

See notes to consolidated financial statements.
                                      -88-

                                 H-T ASSOCIATES
                        (A MARYLAND GENERAL PARTNERSHIP)
                                 AND SUBSIDIARY
                        (A MARYLAND GENERAL PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Years Ended December 31,
                                     -------------------------------------------
                                         1994             1993           1992                                        -----------
                                    ------------    -------------  -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                            $(3,299,176)    $(3,272,105)  $ (1,880,801)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization      6,455,406       6,350,407      4,107,219
     Provision for doubtful accounts
      receivable                           44,832         531,345        291,976
     Net write-down of assets              26,444          39,186              -
     Interest accrued on partner
      advances                            684,469         540,553        558,918
     Minority interest                 (1,403,391)     (1,382,472)      (700,534)
     Changes in assets and
      liabilities:
        Accounts receivable              (714,087)       (376,955)       443,023
        Notes receivable                  196,098         177,267       (401,520)
        Deferred rent receivable         (513,292)     (1,186,021)      (804,426)
        Prepaid expenses and other
         assets                           149,825       1,079,850     (1,594,283)
     Accounts payable to:
           Ernest W. Hahn, Inc.           (28,153)        (28,810)      (421,392)
           Tenants                         59,228         (26,981)        84,020
           Others                         (93,302)        (38,533)      (386,854)
                                      -----------     -----------    -----------

  Net cash provided by (used in)
   operating activities                 1,564,901       2,406,731       (704,654)
                                      -----------     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to shopping center
   property                              (871,192)     (1,573,048)    (9,271,754)
  Decrease in construction costs
   receivable from tenants                 25,892          51,126        688,235
  Decrease in accrued construction
   costs                                        -         (20,000)      (741,522)
                                      -----------     -----------    -----------

  Net cash used in investing
   activities                            (845,300)     (1,541,922)    (9,325,041)
                                      -----------     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                   -       5,168,000     16,889,993
  Advances from partners                        -               -        253,160
  Repayment of partner advances                 -               -    (1,876,657)
  Distributions to minority interest     (262,500)     (4,706,354)   (3,626,011)
  Distributions to partners              (487,500)     (2,199,999)   (1,328,376)
                                      -----------     -----------    -----------

  Net cash provided by (used in)
   financing activities                  (750,000)     (1,738,353)   10,312,109
                                      -----------     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        (30,399)       (873,544)      282,414

CASH AND CASH EQUIVALENTS, beginning
 of year                                2,871,962       3,745,506      3,463,092
                                      -----------     -----------    -----------
CASH AND CASH EQUIVALENTS, end
 of year                              $ 2,841,563     $ 2,871,962    $ 3,745,506
                                      -----------     -----------    -----------
                                      -----------     -----------    -----------

See notes to consolidated financial statements.
                                      -89-

                                 H-T ASSOCIATES
                        (A MARYLAND GENERAL PARTNERSHIP)
                                 AND SUBSIDIARY
                        (A MARYLAND GENERAL PARTNERSHIP)

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                Years Ended December 31,
                                     -------------------------------------------
                                         1994             1993           1992
                                     -----------     ------------    -----------
Interest paid (net of amounts
 capitalized)                       $ 12,244,079     $ 10,443,161   $ 10,474,729


            SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES

During 1994 and 1993, the following non-cash activity occurred:

                                                                Reduction
                                                                   in
                                                               Accumulated
                                           Reduction           Depreciation
                                              in                   and
                                           Property            Amortization
                                     -------------------   ---------------------
                                      1994        1993       1994         1993
                                   --------    --------    --------    -------
Write-down of assets:
   Buildings and improvements      $ 18,296    $ 36,452    $ 18,296    $ 4,556
   Deferred charges                  28,650       8,100       2,206        810
                                   --------    --------    --------    -------
   Total                           $ 46,946    $ 44,552    $ 20,502    $ 5,366
                                   --------    --------    --------    -------
                                   --------    --------    --------    -------

See notes to consolidated financial statements.
                                      -90-

                                 H-T ASSOCIATES
                        (A MARYLAND GENERAL PARTNERSHIP)
                                 AND SUBSIDIARY
                        (A MARYLAND GENERAL PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1994, 1993 AND 1992


A.   ORGANIZATION AND ACCOUNTING POLICIES:

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



A.   ORGANIZATION AND ACCOUNTING POLICIES (CONTINUED):

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

     10. The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

B.   NOTES PAYABLE:

     In 1990, TTCA entered into a building loan agreement with a commercial bank, secured by an indemnity deed of trust encumbering the property. TTCA can borrow up to $170,000,000. The agreement, as amended, requires principal payments of $1,741,000 in 1998, and $162,900,000 in 1999. The
     agreement provides that TTCA can: (1) obtain funds at the then current prime rate of the commercial bank; (2) obtain funds based on the then current London Interbank Offered Rate ("LIBOR") plus a spread (as defined); or, (3) obtain funds through the issuance of commercial paper at rates based upon the interest rates offered in the commercial paper market plus letter of credit fees. For the years ended December 31, 1994 and 1993, all funds were obtained under the commercial paper option for a total outstanding balance of $164,641,000. Interest is payable monthly. The variable interest rate in effect on the outstanding balance as of December 31, 1994 and 1993 was 5.2% and 3.2%, respectively.

     In connection with the loan, Hahn and Santa Anita each executed a repayment guaranty of $66,135,000 and DeChiaro executed a limited repayment guaranty of $4,513,000. The repayment guaranties contain covenants which, among other matters, require the guarantors to maintain certain minimum levels of net worth.

     TTCA has also entered into interest rate swap agreements to reduce the impact of changes in interest rates on its loan. As of December 31, 1994 and 1993, TTCA had two interest rate swap agreements outstanding with a commercial bank which have a total notional principal amount of $82,000,000. The agreements provide for TTCA to pay fixed rates of interest of 9.3% and 8.8% on swaps of $45,000,000 and $37,000,000, respectively, and to receive floating interest based on 30 day commercial paper rates. The effective variable rate of interest on the swap agreements as of December 31, 1994 is 5.2%. The interest rate swap agreements mature at the time the building loan matures. TTCA is exposed to credit loss in the event of nonperformance by the commercial bank with the interest rate swap agreements.

     The net effective interest rate on amounts outstanding under the building loan agreement at December 31, 1994, 1993 and 1992, after giving effect to the interest rate swaps, was 7.4%, 6.9% and 6.4%, respectively.

     The differential between the amounts paid and received under the interest rate contract is included as either an addition to, or a reduction in, interest incurred. Total interest incurred was $12,180,199, $11,383,329 and $11,420,746, for the years ended December 31, 1994, 1993 and 1992, respectively, of which $3,491,669 was capitalized during 1992.

                                 H-T ASSOCIATES
                        (A MARYLAND GENERAL PARTNERSHIP)
                                 AND SUBSIDIARY
                        (A MARYLAND GENERAL PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


C.   COMMITMENTS:

     PARTNERSHIP AS LESSOR:

     TTCA leases space to tenants in the shopping center for which it charges minimum rents and receives reimbursement for real estate taxes and certain other operating expenses. The terms of the leases range from five to thirty years and generally provide for additional overage rents during any year that tenants' gross sales exceed stated amounts.

     Future minimum rental revenues to be received under leases in force at December 31, 1994 are as follows:

                      Year ending
                      December 31          Amount
                      -----------       -------------

                            1995        $  14,475,061
                            1996           14,647,297
                            1997           14,503,520
                            1998           14,472,359
                            1999           14,255,419
                       Thereafter          52,917,622
                                        -------------

                                        $ 125,271,278
                                        -------------
                                        -------------

     PROPERTY UNDER DEVELOPMENT:

     During 1991, TTCA completed a major expansion and renovation of the previously existing shopping center. Pursuant to the Development Manager's Agreement between TTCA and Hahn, Hahn received $5,080,619 as compensation for managing the development of the project through 1993.

D.   ADVANCES FROM PARTNERS:

     Hahn and Santa Anita have both made advances to the Partnership to finance certain construction funding requirements and other cash flow needs. These advances bear interest at 1% above the prime rate and they are required to be repaid prior to any distributions to the partners, other than distributions of Net Cash Flow from Operations (Note E). Interest incurred on the advances totaled $684,469, $540,553 and $558,918 for the years ended December 31, 1994, 1993 and 1992, respectively. The prime rate was 8.5%, 6.0% and 6.0% at December 31, 1994, 1993 and 1992, respectively.

E.   PARTNERSHIP DISTRIBUTIONS:

     Distributions of Net Cash Flow from Operations of the Partnership (as defined by the Amended and Restated Partnership Agreement) are subject to certain priorities. The period from inception of the Partnership through October 16, 1992 (the Grand Opening Date of the shopping center) is referred to as the Initial Term. During the Initial Term, both partners were entitled to a cumulative, compounded return (at the Prime Rate, as defined) on their capital contributions. A $500,000 distribution was made during the Initial Term. The "Primary Term" follows the Initial Term, and ends when cash flow for a consecutive 12 month period exceeds the sum of $1,192,000 plus any unpaid cumulative returns. During

                                 H-T ASSOCIATES
                        (A MARYLAND GENERAL PARTNERSHIP)
                                 AND SUBSIDIARY
                        (A MARYLAND GENERAL PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

E.   PARTNERSHIP DISTRIBUTIONS (CONTINUED):

     the "Primary Term", Santa Anita receives a cumulative return of $447,000 for the first year, $521,500 for the second year, and $596,000 for each year thereafter. Hahn receives non-cumulative returns of the same amounts. Following the Primary Term, distributions of Net Cash Flow from Operations are made to the partners in accordance with their percentage interests.

F.   RELATED PARTY TRANSACTIONS:

     Hahn and its wholly-owned subsidiary, Hahn Property Management Corporation ("HPMC"), provide property management, leasing and various legal services to TTCA. A summary of costs and fees incurred by Hahn and HPMC by TTCA during 1994, 1993 and 1992 is presented below:


                                                Years ended December 31
                                        ---------------------------------------
                                            1994          1993          1992
                                        -----------   -----------   -----------
     Payroll and related benefits       $ 1,585,083   $ 1,444,592   $ 1,608,788
     Management fee                         598,697       545,964       410,277
     Professional services                    9,056        33,071        15,644
     Leasing commissions                    484,074       399,345       532,818
     Legal                                   71,745       111,043        87,456
     Development fee (Note C)                     -        38,827       359,777

     RELATED PROPERTY:

     Certain property adjacent to TTCA's regional shopping center is owned by Joppa Associates ("Joppa"). The partners of TTCA are also the partners of Joppa. TTCA has benefited from Joppa's ownership of the adjacent property. The partners consider the two properties one project.

     CASH EQUIVALENTS:

     At December 31, 1994, TTCA had $2,000,000 invested in thirty day bank credit-enhanced commercial paper issued by an entity in which Hahn owns an interest.

G.   DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS:

     In the opinion of management, the carrying amounts of the Partnership's financial instruments approximate fair value except:

     INTEREST RATE SWAPS (NOTE B):

     The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that TTCA would pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the swap counterparties. The fair value of the interest rate swaps is a net payable of approximately $2,800,000.

                                  EXHIBIT INDEX

                                                                      SEQUENTIAL
EXHIBIT                                                               NUMBERING
NUMBER                                                                 PAGE NO.
-------                                                               ----------

 3.1 Certificate of Incorporation of Santa Anita Realty Enterprises, Inc., as amended through October 1993 (incorporated by reference to Exhibit 3.1 to the Joint Annual Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company for the year ended December 31, 1993).

 3.2 Certificate of Incorporation of Santa Anita Operating Company, as amended through October 1993 (incorporated by reference to Exhibit 3.2 to the Joint Annual Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company for the year ended December 31, 1993).

 3.3 Bylaws of Santa Anita Realty Enterprises, Inc., as amended through February 1994 (incorporated by reference to Exhibit 3.3 to the Joint Annual Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company for the year ended December 31, 1993).

 3.4 Bylaws of Santa Anita Operating Company, as amended through February 1994 (incorporated by reference to Exhibit 3.4 to the Joint Annual Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company for the year ended December 31, 1993).

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

 4.3 Credit Agreement dated as of November 9, 1994 between First Interstate Bank of California and Santa Anita Realty Enterprises, Inc. (incorporated by reference to Exhibit 10.4 of the Joint Quarterly Report on Form 10-Q of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company for the quarter ended September 30, 1994). Each other outstanding long-term indebtedness of Santa Anita Realty Enterprises, Inc. and each outstanding long-term indebtedness of Santa Anita Operating Company and its subsidiaries does not exceed 10% of the total assets of Santa Anita Really Enterprises, Inc. or Santa Anita Operating Company and its subsidiaries on a consolidated basis, as the case may be. Each such company agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

10.1 Anita Associates Articles of Limited Partnership dated as of April 6, 1972 (incorporated by reference to Exhibit 6(c) to Registration Statement No. 2-65894).

10.2 First Amendment to Articles of Limited Partnership of Anita Associates, dated December 26, 1979 (incorporated by reference to
       Exhibit 10.13 to Registration Statement No. 2-72866)

                                                                      SEQUENTIAL
EXHIBIT                                                               NUMBERING
NUMBER                                                                 PAGE NO.
-------                                                               ----------

10.3 Form of Compensation Agreement of certain officers of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company
       (incorporated by reference to Exhibit 10.3 to Registration
       Statement No. 33-27011).

10.4 Form of Salary Reduction and Deferral Agreement of certain officers of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company (incorporated by reference to Exhibit 10.4 to Registration Statement No. 33-27011).

10.5 Ground lease between Santa Anita Realty Enterprises, Inc. and Anita Associates, dated as of April 6, 1972 (incorporated by reference to Exhibit 10.5 to Joint Annual Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company for the year ended December 31, 1992).

10.6 Second Amendment to ground lease between Santa Anita Realty Enterprises, Inc. and Anita Associates dated as of December 29, 1993 (incorporated by reference to Exhibit 10.6 to the Joint Annual Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company for the year ended December
       31, 1993).

10.7 Amended and Restated Lease, dated as of November 9, 1994, by and between Santa Anita Realty Enterprises, Inc. and Los Angeles Turf Club, Incorporated (incorporated by reference to Exhibit 10.3 to the Joint Quarterly Report on Form 10-Q of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company for the quarter ended September 30, 1994).

10.8 Santa Anita Realty Enterprises, Inc. 1984 Stock Option Plan (as amended and restated September 22, 1988) (incorporated by reference to Exhibit 4.2 to Registration Statement No. 2-95228).

10.9 Amendment 1993-1 to Santa Anita Realty Enterprises, Inc. 1984 Stock Option Program (incorporated by reference to Exhibit 10.11 to the Joint Annual Report on Form 10-K of Santa Anita Realty
       Enterprises, Inc. and Santa Anita Operating Company for the year ended December 31, 1993).

10.10 Santa Anita Operating Company 1984 Stock Option Program (as amended and restated September 22, 1988) (incorporated by reference to
       Exhibit 4.3 to Registration Statement No. 2-95228).

10.11 Amendment 1993-1 to Santa Anita Operating Company 1984 Stock Option Program (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8 No. 33-51843).

10.12 Limited Partnership Agreement, dated as of March 16, 1988, among Southern California Off Track Wagering Incorporated and the limited partners listed therein (incorporated by reference to Exhibit
       10.17 to Registration Statement No. 33-27011).

10.13 Amended and Restated Partnership Agreement of H-T Associates, dated as of July 28, 1987, between Ernest W. Hahn, Inc. and Santa Anita Realty Enterprises, Inc. (incorporated by reference to Exhibit
       10.18 to Registration Statement No. 33-27011).

                                                                      SEQUENTIAL
EXHIBIT                                                               NUMBERING
NUMBER                                                                 PAGE NO.
-------                                                               ----------

10.14 Amended and Restated Agreement of Joppa Associates, dated as of April 14, 1988, between Ernest W. Hahn, Inc., Santa Anita Realty Enterprises, Inc. and DeChiaro Associates, a Maryland general partnership (incorporated by reference to Exhibit 10.19 to Registration Statement No. 33-27011).

10.15 Amendment dated November 1, 1989, to Partnership Agreement of H-T Associates (incorporated by reference to Exhibit 10.21 of the Joint Annual Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company for the year ended December 31,
       1989).

10.16 Partnership Agreement of French Valley Ventures dated November 1989, between Santa Anita Realty Enterprises, Inc. and William
       J. Rousey, Jr. (incorporated by reference to Exhibit 10.23 to the Joint Annual Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating company for the year ended December 31, 1989).

10.17 Indenture of Lease by and between Los Angeles Turf Club, Incorporated and Oak Tree Racing Association, dated as of January 1, 1990 (incorporated by reference to Exhibit 10.21 to the Joint Annual Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and
       Santa Anita Operating Company for the year ended December 31, 1990).

10.18 Form of Severance Agreement of Certain Officers of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company (incorporated by reference to Exhibit 10.22 to the Joint Annual Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company for the year ended December 31, 1992).

10.19 Schedule of omitted documents and differences in material details regarding Severance Agreements of Certain Officers of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company (incorporated by reference to Exhibit 10.1 of the Joint Quarterly Report on Form 10-Q of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company for the quarter ended September 30,
       1994).

10.20 Purchase and Sale Agreement, dated as of November 15, 1993, between Santa Anita Realty Enterprises, Inc., and Pacific Gulf Properties Inc. (incorporated by reference to Exhibit 1 to the Current Report on Form 8-K of Santa Anita Realty Enterprises, Inc., dated February 18, 1994).

10.21 Registration Rights Agreement, dated as of February 1, 1994, between Santa Anita Realty Enterprises, Inc. and Pacific Gulf Properties Inc. (incorporated by reference to Exhibit 10.24 to the Joint
       Annual Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company for the year ended December 31,
       1993).

10.22 Closing Agreement dated as of October 1, 1994, by and between Santa Anita Realty Enterprises, Inc. and Pacific Gulf Properties Inc. (incorporated by reference to Exhibit 10.2 of the Joint Quarterly Report on Form 10-Q of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company for the quarter ended September 30,
       1994).

                                                                      SEQUENTIAL
EXHIBIT                                                               NUMBERING
NUMBER                                                                 PAGE NO.
-------                                                               ----------

10.23  Employment Agreement between Santa Anita Realty Enterprises,
       Inc. and Sherwood C. Chillingworth dated as of March 16, 1994 (incorporated by reference to Exhibit 10.25 to the Joint Annual Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company for the year ended December 31, 1993).

10.24 Employment Agreement between Santa Anita Operating Company, Los Angeles Turf Club, Incorporated and Clifford C. Goodrich dated as of January 1, 1994 (incorporated by reference to Exhibit 10.1 of the Joint Quarterly Report on Form 10-Q of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company for the quarter ended June 30, 1994).

10.25 Employment Agreement between Santa Anita Operating Company and Stephen F. Keller dated as of January 1, 1994 (incorporated by reference to Exhibit 10.2 of the Joint Quarterly Report on Form 10-Q of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company for the quarter ended June 30, 1994).

10.26  Employment Agreement between Santa Anita Realty Enterprises,
       Inc. and Christopher T. Stirling dated as of March 25, 1994 (incorporated by reference to Exhibit 10.3 of the Joint Quarterly Report on Form 10-Q of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company for the quarter ended June 30, 1994).

10.27  Employment Agreement between Santa Anita Realty Enterprises,
       Inc. and Brian L. Fleming dated as of May 9, 1994 (incorporated by reference to Exhibit 10.4 of the Joint Quarterly Report on Form 10-Q of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company for the quarter ended June 30, 1994).

10.28  Santa Anita Realty Enterprises, Inc. 1995 Share Award Plan.

10.29  Santa Anita Operating Company 1995 Share Award Plan.

10.30 Exchange Agreement between Santa Anita Operating Company and Stephen F. Keller, dated as of December 15, 1994 (without appendix), as amended by Amendment I to the Exchange Agreement, dated as of December 15, 1994 among Santa Anita Operating Company, Stephen F. Keller and the Keller Family Trust (with apendix)

10.31 Exchange Agreement between Santa Anita Operating Company and Clifford C. Goodrich, dated as of December 15, 1994 (with appendix)

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

23.2 Consent of Kenneth Leventhal & Company (to be incorporated by reference into the Prospectus contained in Registration Statement No. 2-95228 and the Prospectus contained in Registration Statement No. 33-51843).

23.3 Consent of KPMG Peat Marwick LLP (to be incorporated by reference into the Prospectus contained in Registration Statement No. 2-95228 and the Prospectus contained in Registration Statement No. 33-51843).

27(a)  Financial Data Schedule for Santa Anita Realty Enterprises, Inc.

27(b)  Financial Data Schedule for Santa Anita Operating Company.