Form 10-Q
period 1995-03-31
SANTA ANITA OPERATING CO; SANTA ANITA REALTY ENTERPRISES INC
filed 1995-05-15
CIK 313749, 314661

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1995

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

   Commission file number 0-9109             Commission file number 0-9110

SANTA ANITA REALTY ENTERPRISES, INC.         SANTA ANITA OPERATING COMPANY
- -------------------------------------   ---------------------------------------
    (Exact name of registrant as             (Exact name of registrant as
     specified in its charter)                specified in its charter)


               Delaware                                 Delaware
- -------------------------------------   ---------------------------------------
   (State or other jurisdiction of         (State or other jurisdiction of
   incorporation or organization)          incorporation or organization)

               95-3520818                               95-3419438
- -------------------------------------   ---------------------------------------
(I.R.S. Employer Identification No.)       (I.R.S. Employer Identification No.)

301 West Huntington Drive, Suite 405            285 West Huntington Drive
     Arcadia, California  91007                Arcadia, California  91007
- -------------------------------------   ---------------------------------------
(Address of principal executive               (Address of principal executive
   offices including zip code                    offices including zip code

         (818) 574-5550                                (818) 574-7223
- -------------------------------------   ---------------------------------------
  (Registrant's telephone number,               (Registrant's telephone number,
        including area code)                         including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                     ---      ----

The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on May 3, 1995 were:

Santa Anita Realty Enterprises, Inc.      11,256,353
Santa Anita Operating Company             11,143,853

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                        Page No.
PART I.   FINANCIAL INFORMATION                                             3

          THE SANTA ANITA COMPANIES

            Combined Balance Sheets as of March 31,
              1995 and December 31, 1994                                    4

            Combined Statements of Operations for the three
              months ended March 31, 1995 and 1994                          5

            Combined Statements of Cash Flows for the three
              months ended March 31, 1995 and 1994                          6

          SANTA ANITA REALTY ENTERPRISES, INC.

            Consolidated Balance Sheets as of March 31, 1995
              and December 31, 1994                                         7

            Consolidated Statements of Operations for the three
              months ended March 31, 1995 and 1994                          8

            Consolidated Statements of Cash Flows for the three
              months ended March 31, 1995 and 1994                          9

          SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

            Consolidated Balance Sheets as of March 31, 1995
              and December 31, 1994                                        10

            Consolidated Statements of Operations for the three
              months ended March 31, 1995 and 1994                         11

            Consolidated Statements of Cash Flows for the three
              months ended March 31, 1995 and 1994                         12

          NOTES TO FINANCIAL STATEMENTS                                    13

          MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                            15

PART II.  OTHER INFORMATION                                                18

SIGNATURES                                                                 19

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                   FOR THE THREE MONTHS ENDED MARCH 31, 1995


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The accompanying balance sheets as of March 31, 1995 and December 31, 1994 of the Santa Anita Companies (the "Companies"), Santa Anita Realty Enterprises, Inc. ("Realty") and Santa Anita Operating Company and Subsidiaries ("Operating Company"), the statements of operations for the three months ended March 31, 1995 and 1994, and the related statements of cash flows for the three months ended March 31, 1995 and 1994, were prepared by management and, except for the balance sheet as of December 31, 1994, are unaudited. In the opinion of management, the accompanying financial statements include all adjustments deemed necessary for a fair presentation.

     The following financial statements should be read in conjunction with the accompanying notes and the Joint Annual Report on Form 10-K of Realty and Operating Company for the year ended December 31, 1994.

                           THE SANTA ANITA COMPANIES

                            COMBINED BALANCE SHEETS

                                                       MARCH 31,   DECEMBER 31,
                                                         1995          1994
                                                     ------------  ------------
                                                      (Unaudited)
                                    ASSETS

Real estate assets
  Santa Anita Racetrack, less accumulated
    depreciation of $19,866,000 and $19,431,000      $  7,869,000  $  8,304,000
  Commercial properties, less accumulated
    depreciation of $33,447,000 and $32,247,000       116,735,000   116,780,000
  Investments in unconsolidated joint ventures          5,734,000     6,299,000
  Real estate loans and advances receivable            18,040,000    17,990,000
                                                     ------------  ------------
                                                      148,378,000   149,373,000

Cash                                                    9,508,000    12,674,000
Short-term investments, at cost
  (approximates market)                                24,279,000     5,600,000
Accounts receivable                                     5,134,000     4,656,000

Prepaid expenses and other assets                       8,141,000     6,054,000

Investment in Pacific Gulf Properties Inc.             12,705,000    12,825,000
Property, plant and equipment, less accumulated
  depreciation of $25,195,000 and $23,093,000          18,206,000    19,466,000
                                                     ------------  ------------

                                                     $226,351,000  $210,648,000
                                                     ============  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable                            $102,162,000  $102,472,000
Bank loans payable                                     13,937,000     9,829,000
Accounts payable                                       19,470,000    13,179,000
Other liabilities                                      17,251,000    12,750,000
Dividends payable                                               -     2,251,000
Deferred revenues                                       1,223,000     2,427,000
Deferred income taxes                                   3,565,000     3,565,000
                                                     ------------  ------------
                                                      157,608,000   146,473,000

Minority interest in consolidated joint ventures       (3,250,000)   (3,268,000)

Shareholders' equity
  Preferred stock, $.10 par value; authorized
    6,000,000 shares; none issued                               -             -
  Common stock, $.10 par value; authorized
    19,000,000 shares; issued and outstanding
    11,143,853 shares                                   2,227,000     2,227,000
  Additional paid-in capital                          134,615,000   134,615,000
  Retained earnings (deficit)                         (64,849,000)  (69,399,000)
                                                     ------------  ------------
                                                       71,993,000    67,443,000
                                                     ------------  ------------

                                                     $226,351,000  $210,648,000
                                                     ============  ============

See accompanying notes.

                           THE SANTA ANITA COMPANIES

                       COMBINED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                        1995            1994
                                                    ------------    ------------
                                                            (Unaudited)
Revenues
  Horse racing                                       $35,206,000    $34,338,000
  Rental property                                      5,182,000      7,930,000
  Interest and other                                     725,000        459,000
                                                     -----------    -----------
                                                      41,113,000     42,727,000
                                                     -----------    -----------

Costs and expenses
  Horse racing operating costs                        22,250,000     22,663,000
  Rental property operating expenses                   1,646,000      3,118,000
  Depreciation and amortization                        3,711,000      3,549,000
  General and administrative                           3,459,000      3,533,000
  Interest and other                                   2,516,000      3,046,000
  Losses from unconsolidated joint ventures              730,000        451,000
  Minority interest in earnings of consolidated
    joint ventures                                        21,000        260,000
                                                     -----------    -----------
                                                      34,333,000     36,620,000
                                                     -----------    -----------

                                                     $ 6,780,000    $ 6,107,000
Net income                                           ===========    ===========

Weighted average number of common shares
  outstanding                                         11,143,853     11,140,953
                                                     ===========    ===========


Net income per common share                          $       .61    $       .55
                                                     ===========    ===========


Dividends declared per common share                  $       .20    $       .34
                                                     ===========    ===========

See accompanying notes.

                           THE SANTA ANITA COMPANIES

                       COMBINED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                         1995          1994
                                                     -----------   ------------
                                                              (Unaudited)
Cash flows from operating activities:
  Net income                                         $ 6,780,000   $  6,107,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    3,711,000      3,549,000
      Minority interest in earnings of
        consolidated joint ventures                       21,000        260,000
      Equity in losses of unconsolidated joint
        ventures                                         730,000        451,000
      Income from investment in Pacific Gulf
        Properties Inc.                                 (186,000)             -
      Net (increase) decrease in certain other
        assets                                        (2,276,000)     3,919,000
      Net increase in certain other liabilities        9,599,000      6,286,000
                                                     -----------   ------------
  Net cash provided by operating activities           18,379,000     20,572,000
                                                     -----------   ------------

Cash flows from investing activities:
  Proceeds from disposition of multifamily and
    industrial operations                                      -     44,425,000
  Payments received on loans and advances
    receivable                                            57,000         64,000
  Origination of loans and advances receivable          (107,000)      (352,000)
  Additions and improvements to real estate assets    (1,155,000)    (6,067,000)
  Additions to property, plant and equipment            (842,000)      (356,000)
  Investments in unconsolidated joint ventures          (165,000)      (165,000)
                                                     -----------   ------------
  Net cash (used in) provided by investing
    activities                                        (2,212,000)    37,549,000
                                                     -----------   ------------

Cash flows from financing activities:
  Proceeds from real estate loans payable                      -     21,077,000
  Proceeds from bank loans payable                     4,300,000              -
  Repayment of real estate loans payable                (310,000)             -
  Repayment of bank loans payable                       (192,000)   (44,600,000)
  Net increase (decrease) in certain other
    liabilities                                            8,000     (3,836,000)
  Dividends paid                                      (4,458,000)    (3,788,000)
  Distributions to minority interest in
    consolidated joint ventures, net                      (2,000)      (306,000)
  Proceeds from stock issued in connection
    with exercise of stock options and dividend
    reinvestment plan                                          -         61,000
                                                     -----------   ------------
  Net cash used in financing activities                 (654,000)   (31,392,000)
                                                     -----------   ------------

Net increase in cash and cash equivalents             15,513,000     26,729,000

Cash and cash equivalents at beginning of year        18,274,000     22,021,000
                                                     -----------   ------------

Cash and cash equivalents at March 31                $33,787,000   $ 48,750,000
                                                     ===========   ============

See accompanying notes.

                     SANTA ANITA  REALTY ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS



                                                    MARCH 31,       DECEMBER 31,
                                                      1995             1994
                                                 --------------    -------------
                                                   (Unaudited)
      ASSETS


Real estate assets
  Santa Anita Racetrack, less accumulated
    depreciation of $19,866,000 and
    $19,431,000                                  $  7,869,000      $  8,304,000
  Commercial properties, less accumulated
    depreciation of $35,085,000 and
    $33,842,000                                   121,565,000       121,653,000
  Investments in unconsolidated joint ventures      5,734,000         6,299,000
  Real estate loans and advances receivable        18,040,000        17,990,000
                                                 ------------      ------------
                                                  153,208,000       154,246,000

Cash                                                5,638,000         5,431,000
Accounts receivable                                 2,509,000         2,274,000
Prepaid expenses and other assets                   5,907,000         3,357,000
Investment in Pacific Gulf Properties Inc.         12,705,000        12,825,000
Due from (to) Operating Company                     1,198,000        (1,056,000)
                                                 ------------      ------------

                                                 $181,165,000      $177,077,000
                                                 ============      ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable                        $102,162,000      $102,472,000
Bank loans payable                                 11,600,000         7,300,000
Accounts payable                                    2,549,000         2,379,000
Other liabilities                                   1,781,000         2,159,000
Dividends payable                                           -         2,251,000
                                                 ------------      ------------
                                                  118,092,000       116,561,000

Minority interest in consolidated joint
  ventures                                         (3,250,000)       (3,268,000)

Shareholders' equity
  Preferred stock, $.10 par value; authorized
    6,000,000 shares; none issued                           -                 -
  Common stock, $.10 par value; authorized
    19,000,000 shares; issued and outstanding
    11,256,353 shares                               1,125,000         1,125,000
  Additional paid-in capital                      117,084,000       117,084,000
  Retained earnings (deficit)                     (51,886,000)      (54,425,000)
                                                 ------------      ------------
                                                   66,323,000        63,784,000
                                                 ------------      ------------

                                                 $181,165,000      $177,077,000
                                                 ============      ============

See accompanying notes.

                     SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                      1995          1994
                                                   -----------   -----------
                                                          (Unaudited)
Revenues
  Rent from Racetrack                              $ 6,478,000   $ 7,791,000
  Shopping centers                                   3,943,000     3,412,000
  Office buildings                                   1,018,000     1,073,000
  Apartments and industrial                                  -     3,157,000
  Interest and other                                   585,000       370,000
                                                   -----------   -----------
                                                    12,024,000    15,803,000
                                                   -----------   -----------

Costs and expenses
  Shopping centers                                   1,295,000     1,110,000
  Office buildings                                     351,000       414,000
  Apartments and industrial                                  -     1,594,000
  Depreciation and amortization                      1,652,000     1,946,000
  General and administrative                           759,000     1,024,000
  Interest and other                                 2,425,000     2,940,000
  Losses from unconsolidated joint ventures            730,000       451,000
  Minority interest in earnings of consolidated
    joint ventures                                      21,000       260,000
                                                   -----------   -----------
                                                     7,233,000     9,739,000
                                                   -----------   -----------

Net income                                         $ 4,791,000   $ 6,064,000
                                                   ===========   ===========


Weighted average number of common shares
  outstanding                                       11,256,353    11,256,353
                                                   ===========   ===========

Net income per common share                        $       .43   $       .54
                                                   ===========   ===========

Dividends declared per common share                $       .20   $       .34
                                                   ===========   ===========

See accompanying notes.

                     SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                       1995           1994
                                                   ------------   ------------
                                                             (Unaudited)
Cash flows from operating activities:
  Net income                                       $ 4,791,000    $  6,064,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                  1,652,000       1,946,000
      Minority interest in earnings of
        consolidated joint ventures                     21,000         260,000
      Equity in losses of unconsolidated
        joint ventures                                 730,000         451,000
      Income from investment in Pacific Gulf
        Properties Inc.                               (186,000)              -
      Net (increase) decrease in certain
        other assets                                (2,496,000)      2,900,000
      Net decrease in certain other liabilities       (174,000)       (587,000)
                                                   -----------    ------------
  Net cash provided by operating activities          4,338,000      11,034,000
                                                   -----------    ------------

Cash flows from investing activities:
  Proceeds from disposition of multifamily and
    industrial operations                                    -      44,425,000
  Payments received on loans and advances
    receivable                                          57,000          64,000
  Origination of loans and advances receivable        (107,000)       (352,000)
  Additions and improvements to real estate
    assets                                          (1,155,000)     (6,067,000)
  Investments in unconsolidated joint ventures        (165,000)       (165,000)
                                                   -----------    ------------
  Net cash (used in) provided by investing
    activities                                      (1,370,000)     37,905,000
                                                   -----------    ------------

Cash flows from financing activities:
  Proceeds from real estate loans payable                    -      21,077,000
  Proceeds from bank loans payable                   4,300,000               -
  Repayment of real estate loans payable              (310,000)              -
  Repayment of bank loans payable                            -     (44,425,000)
  Increase in due from Operating Company            (2,254,000)     (4,674,000)
  Net increase (decrease) in certain other
    liabilities                                          8,000      (3,836,000)
  Dividends paid                                    (4,503,000)     (3,827,000)
  Distributions to minority interest in
    consolidated joint ventures, net                    (2,000)       (306,000)
                                                   -----------    ------------

  Net cash used in financing activities             (2,761,000)    (35,991,000)
                                                   -----------    ------------

Net increase in cash                                   207,000      12,948,000

Cash at beginning of year                            5,431,000       7,633,000
                                                   -----------    ------------

Cash at March 31                                   $ 5,638,000    $ 20,581,000
                                                   ===========    ============

See accompanying notes.

                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                     MARCH 31,     DECEMBER 31,
                                                       1995            1994
                                                   ------------   -------------
                                                    (Unaudited)
      ASSETS

Current assets
  Cash                                             $  3,870,000   $  7,243,000
  Short-term investments, at cost
    (approximates market)                            24,279,000      5,600,000
  Accounts receivable                                 2,625,000      2,382,000
  Prepaid expenses and other assets                     580,000      1,043,000
                                                   ------------   ------------
      Total current assets                           31,354,000     16,268,000


Investment in common stock of Realty                  2,122,000      2,122,000
Property, plant and equipment, less accumulated
  depreciation of $25,195,000 and $23,093,000        18,206,000     19,466,000
                                                   ------------   ------------

                                                   $ 51,682,000   $ 37,856,000
                                                   ============   ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                 $ 16,921,000   $ 10,800,000
  Other liabilities                                  15,470,000     10,591,000
  Bank loans payable                                    812,000        794,000
  Due to (from) Realty                                1,198,000     (1,056,000)
                                                   ------------   ------------
      Total current liabilities                      34,401,000     21,129,000

Bank loans payable                                    1,525,000      1,735,000
Deferred revenues                                     1,223,000      2,427,000
Deferred income taxes                                 3,565,000      3,565,000
                                                   ------------   ------------
                                                     40,714,000     28,856,000
                                                   ------------   ------------

Shareholders' equity
  Preferred stock, $.10 par value; authorized
    6,000,000 shares; none issued                             -              -
  Common stock, $.10 par value; authorized
    19,000,000 shares; issued and outstanding
    11,143,853 shares                                 1,114,000      1,114,000
  Additional paid-in capital                         20,596,000     20,596,000
  Retained earnings (deficit)                       (10,742,000)   (12,710,000)
                                                   ------------   ------------
                                                     10,968,000      9,000,000
                                                   ------------   ------------

                                                   $ 51,682,000   $ 37,856,000
                                                   ============   ============

See accompanying notes.

                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                  1995           1994
                                               -----------    -----------
                                                      (Unaudited)
Revenues
  Wagering commissions                         $25,075,000    $23,757,000
  Admission related                             10,131,000     10,581,000
  Interest and other                               162,000        128,000
                                               -----------    -----------
                                                35,368,000     34,466,000
                                               -----------    -----------

Costs and expenses
  Horse racing operating costs                  22,250,000     22,663,000
  Depreciation and amortization                  2,102,000      1,646,000
  General and administrative                     2,700,000      2,509,000
  Interest                                          91,000        106,000
                                               -----------    -----------
                                                27,143,000     26,924,000
                                               -----------    -----------

Income before rent expense                       8,225,000      7,542,000

Rental expense to Realty                         6,257,000      7,503,000
                                               -----------    -----------

Net income                                     $ 1,968,000    $    39,000
                                               ===========    ===========

Weighted average number of common shares
  outstanding                                   11,143,853     11,140,953
                                               ===========    ===========

Net income per common share                    $       .18    $         -
                                               ===========    ===========

See accompanying notes.

                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                      1995            1994
                                                   -----------     -----------
                                                           (Unaudited)


Cash flows from operating activities:
  Net income                                       $ 1,968,000     $    39,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                  2,102,000       1,646,000
      Net decrease in certain other assets             220,000       1,019,000
      Net increase in certain other liabilities      9,796,000       6,873,000
                                                   -----------     -----------
  Net cash provided by operating activities         14,086,000       9,577,000
                                                   -----------     -----------

Cash flows from investing activities:
  Additions to property, plant and equipment          (842,000)       (356,000)
  Decrease in investment in common stock
    of Realty                                                -          57,000
                                                   -----------     -----------
  Net cash used in investing activities               (842,000)       (299,000)
                                                   -----------     -----------

Cash flows from financing activities:
  Repayment of bank loans payable                     (192,000)       (175,000)
  Increase in due to Realty                          2,254,000       4,674,000
  Proceeds from stock issued in connection
    with exercise of stock options                           -           4,000
                                                   -----------     -----------
  Net cash provided by financing activities          2,062,000       4,503,000
                                                   -----------     -----------

Net increase in cash and cash equivalents           15,306,000      13,781,000

Cash and cash equivalents at beginning of year      12,843,000      14,388,000
                                                   -----------     -----------

Cash and cash equivalents at March 31              $28,149,000     $28,169,000
                                                   ===========     ===========

See accompanying notes.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - INTERIM PERIOD ACCOUNTING POLICY

     Operating Company follows an accounting practice whereby the revenues associated with thoroughbred horse racing at Santa Anita Racetrack are reported as they are earned. Costs and expenses associated with thoroughbred horse racing revenues are charged against income in those interim periods in which the thoroughbred horse racing revenues are recognized. Other costs and expenses are recognized as they actually occur throughout the year. Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 - INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

     Realty's investments in unconsolidated joint ventures include investments in the following commercial real estate ventures at March 31, 1995:


          NAME                  OWNERSHIP       PROJECT
          -------------------   ----------   -------------
          Joppa Associates         33-1/3%   Retail
          H-T Associates             50%     Regional Mall

     Unaudited combined condensed financial statement information for unconsolidated joint ventures as of March 31, 1995 and December 31, 1994, and for the three months ended March 31, 1995 and 1994, is as follows:

                                 MARCH 31,       DECEMBER 31,
                                    1995             1994
                               --------------   --------------
Real estate assets              $207,316,000     $207,775,000
                                ============     ============

Liabilities
  Advances from Realty          $  4,463,000     $  4,355,000
  Secured real estate loans      181,136,000      181,136,000
  Other                           10,458,000        9,915,000
                                ------------     ------------
                                $196,057,000     $195,406,000
                                ============     ============

Partners' equity
   Realty                       $  5,734,000     $  6,299,000
   Others                          5,525,000        6,070,000
                                ------------     ------------
                                $ 11,259,000     $ 12,369,000
                                ============     ============
                                 THREE MONTHS ENDED MARCH 31,
                                    1995             1994
                               --------------   --------------
Revenues                        $  5,365,000     $  5,245,000
                                ============     ============

Net loss
   Realty                       $   (730,000)    $   (451,000)
   Others                         (1,457,000)        (395,000)
                                ------------     ------------
                                $ (2,187,000)    $   (846,000)
                                ============     ============

NOTE 3 - INVESTMENT IN PACIFIC GULF PROPERTIES INC.

          In November 1993, Realty entered into a Purchase and Sale Agreement to sell its multifamily and industrial operations to Pacific Gulf Properties Inc. ("Pacific"), in conjunction with Pacific's public offering of common stock and debentures.

          In February 1994, Realty completed the first part of this transaction by selling to Pacific ten multifamily properties, containing 2,654 apartment units, located in Southern California, the Pacific Northwest and Texas and three industrial properties, containing an aggregate of 185,000 leasable square feet of industrial space, located in the State of Washington (the "Transferred Properties"). Realty's corporate headquarters building and related assets were also acquired by Pacific.

          In consideration of the sale of the Transferred Properties, Realty received $44,425,000 in cash and 150,000 shares of the common stock of Pacific. In addition, Realty was relieved of $44,290,000 of mortgage debt on the Transferred Properties.

          In October 1994, Realty completed the second part of the transaction, the sale of its interest in Baldwin Industrial Park to Pacific and Pacific delivered to Realty an additional 634,419 shares of Pacific common stock as consideration for the second part of the transaction and the corporate headquarters and other net assets. As a result of the sale, Baldwin Industrial Park ceased to be a consolidated joint venture which resulted in a reduction in mortgage debt of $9,415,000.

          The above transactions resulted in a loss of $10,974,000, which was reflected in the Realty and Combined Realty and Operating Company statements of operations for the year ended December 31, 1993.

          As of March 31, 1995, Realty owned 16.3% of Pacific's common stock and accounted for its investment by the equity method of accounting. The closing price of Pacific's common stock, on the American Stock Exchange, on the last trading day in March 1995 was $15.875 per share.

          Financial information relating to Pacific, which is a separate public company, is available from the Securities and Exchange Commission (Commission file number 1-12546).

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SANTA ANITA REALTY ENTERPRISES, INC.

          Realty is principally engaged in investing and holding real property.

          The following narrative discusses Realty's results of operations for the three months ended March 31, 1995 and 1994, together with liquidity and capital resources as of March 31, 1995.

          RESULTS OF OPERATIONS - FIRST QUARTER 1995 COMPARED WITH FIRST QUARTER 1994

          Realty's revenues are derived principally from the rental of real property. Total revenues for the three months ended March 31, 1995 were $12,024,000, compared with $15,803,000 for the three months ended March 31, 1994, a decrease of 23.9%. The lower 1995 revenues were due primarily to Realty selling its multifamily and industrial operations to Pacific Gulf Properties Inc. ("Pacific"), formerly a wholly-owned subsidiary, in February 1994.

          The single most significant source of rental revenue is the lease of Santa Anita Racetrack. Racetrack rental revenues for 1995 were $6,478,000, a decrease of 16.9% from revenues of $7,791,000 in 1994. The decrease in rental revenues resulted primarily from new lease terms with LATC and from fewer racing days in 1995, partially offset by an increase in average daily wagering. The lease with LATC for the Santa Anita Racetrack, which expired in December 1994, was amended and extended for an additional five years. Under the new lease terms, Realty receives 1.5% of on-track wagering on live races at Santa Anita Racetrack and 26.5% of wagering commissions from satellite wagering on races originating at Santa Anita Racetrack and on races originating from certain other racetracks. Under the old lease, Realty received the same 1.5% of on-track wagering on live races at Santa Anita Racetrack and 40% of wagering commissions from satellite wagering on races originating at Santa Anita Racetrack.

          Rental revenues from other real estate investments for the 1995 first quarter were $4,961,000, a decrease of 35.1% from revenues of $7,642,000 in the 1994 first quarter. The decrease in 1995 was due to the February 1994 sale of Realty's multifamily and industrial operations, partially offset by a 10.6% increase in rental revenues from other properties.

          Costs and expenses for 1995 were $7,233,000, a decrease of 25.7% from costs and expenses of $9,739,000 in 1994. The decrease resulted primarily from the sale of Realty's multifamily and industrial operations and was partially offset by increases in interest expense attributable to continuing operations and losses from unconsolidated joint ventures. The increase in interest expense was due to funding the expansion of Fashion Park Mall.

          LIQUIDITY AND CAPITAL RESOURCES

          Realty has funds available from a combination of short- and long-term sources. Short-term sources included cash of $5,638,000 at March 31, 1995.

          Realty's investment in Pacific common stock was carried at $12,705,000 at March 31, 1995. Pacific currently pays an annual dividend of $1.56 per share which would result in annual dividend payments to Realty of $1,224,000.

          In November 1994, Realty entered into a new $30,000,000 one-year credit facility with a commercial bank. At March 31, 1995, Realty had borrowed $11,600,000 under this facility. Borrowings are due one year from the date of funding but no later than November 30, 1995 and will bear interest, at Realty's option, at the prime rate, at LIBOR plus 1%, or at the six-month certificate of deposit rate plus 1%.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


SANTA ANITA REALTY ENTERPRISES, INC. (continued)

          LIQUIDITY AND CAPITAL RESOURCES (continued)

          Realty is currently negotiating a long-term credit facility with a commercial bank to replace the existing revolving credit facility and to finance the development of a portion of the first phase of the entertainment and retail complex.

SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

          Operating Company is engaged in thoroughbred horse racing through its wholly-owned subsidiary, Los Angeles Turf Club, Incorporated ("LATC"), which leases the Santa Anita Racetrack ("Santa Anita") from Realty.

          The following narrative discusses Operating Company's results of operations for the three months ended March 31, 1995 and 1994 together with liquidity and capital resources as of March 31, 1995.

          RESULTS OF OPERATIONS -- FIRST QUARTER 1995 COMPARED WITH FIRST QUARTER 1994

          For the three months ended March 31, live thoroughbred horse racing at Santa Anita Racetrack totaled 64 days in 1995 compared with 66 days in 1994. Total on-track attendance at the live racing events in the first three months of 1995 was down 9.3% from the comparable year ago period while average daily attendance declined 6.5%. Total wagering during the live racing season increased 9.1% and average daily wagering increased 12.5% in the first three months of 1995 compared with the same period last year. On-track wagering decreased 10.4%, wagering at Southern California satellite locations increased 7.6%, wagering at out-of-state locations increased 9.2% and wagering at Northern California locations increased 160.6% in the first three months of 1995 compared with the same period last year.

          Horse racing revenues were higher while operating costs were lower in the first three months of 1995 compared with the same period last year. The revenue gains from increased wagering were partially offset by revenue declines from fewer race days and lower on-track attendance. Total horse racing revenues in the first three months of 1995 were $35,206,000, up 2.5% from $34,338,000 for the comparable year ago period. Horse racing operating costs in the first three months of 1995 were $22,250,000, down 1.8% from $22,663,000 for the comparable year ago period due to fewer race days in 1995.

          Depreciation expense in the first three months of 1995 was $2,102,000, up 27.7% from the $1,646,000 in 1994. The $456,000 increase in depreciation expense was due primarily to the accelerated depreciation charge on the Santa Anita Racetrack turf course, which will be replaced in April 1995. General and administrative expenses were $2,700,000 in the first three months of 1995, up 7.6% from the $2,509,000 from the comparable year ago period. Interest expense decreased to $91,000 in the first three months of 1995 from $106,000 in 1994.

          Rental expense to Realty was $6,257,000 for the first three months of 1995 compared with $7,503,000 reported in 1994. The decrease in rental expense of 16.6% reflects the new lease terms with Realty. Under the new lease terms, LATC pays to Realty 1.5% of the on-track wagering on live races at Santa Anita Racetrack and 26.5% of its wagering commissions from all satellite wagering.
The old lease required LATC to pay Realty the same 1.5% of the on-track wagering on live races at Santa Anita Racetrack but required 40% of its wagering commissions from satellite wagering during the live race meets.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES (continued)

          RESULTS OF OPERATIONS -- FIRST QUARTER 1995 COMPARED WITH FIRST QUARTER 1994 (continued)

          Due to the revenue and expense items previously discussed, Operating Company reported net income of $1,968,000 or $.18 per share for the three months ended March 31, 1995, compared with net income of $39,000 or $.00 per share for the comparable period in 1994.

          SEASONALITY

          Operating Company's operations are subject to seasonal fluctuations. Operating Company recognizes the majority of its revenues in the first quarter due to live racing activity at Santa Anita. Therefore, the results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

          LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1995, Operating Company's sources of liquidity included cash and short-term investments of $28,149,000 and an unsecured line of credit with Realty of $10,000,000, of which approximately $2,337,000 was utilized in connection with a guarantee of a capital lease. Operating Company's ability to utilize Realty's line of credit is dependent upon Realty's liquidity and capital resources. (See Item 2. "Managements' Discussion and Analysis of Financial Condition and Results of Operations-Santa Anita Realty Enterprises, Inc. - Liquidity and Capital Resources"). For the three months ended March 31, 1995, short-term investments earned interest income of $162,000.

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

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1995


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:


     Exhibit
     Number
     -------
      10.1     Option Agreement dated as of February 8, 1995, among James R.
               Knapp, Gregory J. Knapp and Santa Anita Realty Enterprises, Inc.
               and Letter Agreement dated February 15, 1995 and effective
               February 20, 1995 among James R. Knapp, Gregory J. Knapp and
               Santa Anita Realty Enterprises, Inc.

      10.2 Form of Indemnity Agreement between Santa Anita Operating Company and its directors and officers and schedule of omitted documents relating thereto.

      10.3     Form of Indemnity Agreement between Santa Anita Realty
               Enterprises, Inc. and its directors and officers and schedule of omitted documents relating thereto.

      10.4     Form of Consulting Agreement between Santa Anita Operating
               Company and its directors and schedule of omitted documents relating thereto.

      10.5     Form of Consulting Agreement between Santa Anita Realty
               Enterprises, Inc. and its directors and schedule of omitted documents relating thereto.

      10.6     Restricted Stock Agreement dated as of April 1, 1995 between
               Santa Anita Operating Company, Stephen F. Keller and the Keller
               Family Trust.

      10.7     Restricted Stock Agreement dated as of April 1, 1995 between
               Santa Anita Operating Company and Clifford C. Goodrich.

      10.8     Lease dated as of May 2, 1995 between Santa Anita Realty
               Enterprises, Inc. and American Multi-Cinema, Inc.

      27(a)    Financial Data Schedule for Santa Anita Realty Enterprises, Inc.

      27(b)    Financial Data Schedule for Santa Anita Operating Company

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Realty and Operating Company have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

SANTA ANITA REALTY ENTERPRISES, INC.        SANTA ANITA OPERATING COMPANY



By: SHERWOOD C. CHILLINGWORTH               By: STEPHEN F. KELLER
    ---------------------------------           --------------------------------
    Sherwood C. Chillingworth                   Stephen F. Keller
    Vice Chairman of the Board and              Chairman of the Board, President
    Chief Executive Officer                     and Chief Executive Officer
    (Principal Executive Officer)               (Principal Executive Officer)



     Date:       May 5, 1995                    Date:     May 5, 1995



By: BRIAN L. FLEMING                            RICHARD D. BRUMBAUGH
    --------------------------------            --------------------------------
    Brian L. Fleming                            Richard D. Brumbaugh
    Executive Vice President and                Vice President-Finance and
    Chief Financial Officer                     Chief Financial Officer
    (Principal Financial and                    (Principal Financial and
    Accounting Officer)                         Accounting Officer)



     Date:       May 5, 1995                    Date:     May 5, 1995