Form 10-Q
period 1995-06-30
SANTA ANITA OPERATING CO; SANTA ANITA REALTY ENTERPRISES INC
filed 1995-08-11
CIK 313749, 314661

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1995

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to __________

   Commission file number 0-9109               Commission file number 0-9110

SANTA ANITA REALTY ENTERPRISES, INC.            SANTA ANITA OPERATING COMPANY
------------------------------------          --------------------------------
   (Exact name of registrant as                 (Exact name of registrant as
     specified in its charter)                    specified in its charter)


              Delaware                                   Delaware
------------------------------------          --------------------------------
  (State or other jurisdiction of             (State or other jurisdiction of
  incorporation or organization)              incorporation or organization)

             95-3520818                                  95-3419438
------------------------------------          --------------------------------
          (I.R.S. Employer                            (I.R.S. Employer
        Identification No.)                          Identification No.)

301 West Huntington Drive, Suite 405              285 West Huntington Drive
     Arcadia, California 91007                    Arcadia, California 91007
------------------------------------          --------------------------------
  (Address of principal executive             (Address of principal executive
    offices including zip code)                  offices including zip code)

           (818) 574-5550                               (818) 574-7223
------------------------------------          --------------------------------
  (Registrant's telephone number,              (Registrant's telephone number,
       including area code)                          including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ---      ---

The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on August 3, 1995 were:

Santa Anita Realty Enterprises, Inc.        11,383,000
Santa Anita Operating Company               11,270,500

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX


                                                                      Page No.
PART I.  FINANCIAL INFORMATION                                             3

         THE SANTA ANITA COMPANIES

            Combined Balance Sheets as of June 30, 1995 and
              December 31, 1994                                            4

            Combined Statements of Operations for the three months and
              six months ended June 30, 1995 and 1994                      5

            Combined Statements of Cash Flows for the six months ended
              June 30, 1995 and 1994                                       6

         SANTA ANITA REALTY ENTERPRISES, INC.

            Consolidated Balance Sheets as of June 30, 1995 and
              December 31, 1994                                            7

            Consolidated Statements of Operations for the three months
              and six months ended June 30, 1995 and 1994                  8

            Consolidated Statements of Cash Flows for the six months
              ended June 30, 1995 and 1994                                 9

         SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

            Consolidated Balance Sheets as of June 30, 1995 and
              December 31, 1994                                           10

            Consolidated Statements of Operations for the three months
              and six months ended June 30, 1995 and 1994                 11

            Consolidated Statements of Cash Flows for the six months
              ended June 30, 1995 and 1994                                12

         NOTES TO FINANCIAL STATEMENTS                                    13

         MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                           15

PART II. OTHER INFORMATION                                                20

SIGNATURES                                                                21

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                     FOR THE SIX MONTHS ENDED JUNE 30, 1995


PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

   The accompanying balance sheets as of June 30, 1995 and December 31, 1994 of the Santa Anita Companies (the "Companies"), Santa Anita Realty Enterprises, Inc. ("Realty") and Santa Anita Operating Company and Subsidiaries ("Operating Company"), the statements of operations for the three months and six months ended June 30, 1995 and 1994, and the related statements of cash flows for the six months ended June 30, 1995 and 1994, were prepared by management and, except for the balance sheets as of December 31, 1994, are unaudited. In the opinion of management, the accompanying financial statements include all adjustments deemed necessary for a fair presentation.

   The following financial statements should be read in conjunction with the accompanying notes and the Joint Annual Report on Form 10-K of Realty and Operating Company for the year ended December 31, 1994.

                           THE SANTA ANITA COMPANIES

                            COMBINED BALANCE SHEETS

                                                 JUNE 30,      DECEMBER 31,
                                                   1995            1994
                                               -------------   -------------
                                                (Unaudited)
  ASSETS

Real estate assets
 Santa Anita Racetrack, less
  accumulated depreciation
  of $20,017,000 and $19,431,000                $  7,718,000    $  8,304,000
 Commercial properties, less
  accumulated depreciation
  of $34,658,000 and $32,247,000                 116,134,000     116,780,000
 Investments in unconsolidated joint
  ventures                                         5,438,000       6,299,000
 Real estate loans and advances
  receivable                                      18,102,000      17,990,000
                                                ------------    ------------
                                                 147,392,000     149,373,000

Cash                                               3,502,000      12,674,000
Short-term investments, at cost
 (approximates market)                            14,118,000       5,600,000
Accounts receivable                                6,267,000       4,656,000
Prepaid expenses and other assets                  8,578,000       6,054,000
Investment in Pacific Gulf Properties
Inc.                                              12,390,000      12,825,000
Property, plant and equipment, less
 accumulated depreciation of
 $25,748,000 and $23,093,000                      18,776,000      19,466,000
                                                ------------    ------------

                                                $211,023,000    $210,648,000
                                                ============    ============
   LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable                      $101,829,000     $102,472,000
Bank loans payable                               13,741,000        9,829,000
Accounts payable                                  6,110,000       13,179,000
Other liabilities                                15,098,000       12,750,000
Dividends payable                                 2,277,000        2,251,000
Deferred revenues                                   920,000        2,427,000
Deferred income taxes                             3,565,000        3,565,000
                                               ------------     ------------
                                                143,540,000      146,473,000

Minority interest in consolidated joint
 ventures                                        (3,336,000)      (3,268,000)

Shareholders' equity
 Preferred stock, $.10 par value;
  authorized 6,000,000
  shares; none issued                                     -                -
 Common stock, $.10 par value;
  authorized 19,000,000
  shares; issued and outstanding
  11,270,500 and 11,143,853 shares                2,253,000        2,227,000
 Additional paid-in capital                     136,552.000      134,615,000
 Unearned compensation expense                   (1,586,000)               -
 Retained earnings (deficit)                    (66,400,000)     (69,399,000)
                                               ------------     ------------
                                                 70,819,000       67,443,000
                                               ------------     ------------

                                               $211,023,000     $210,648,000
                                               ============     ============

See accompanying notes.

                           THE SANTA ANITA COMPANIES

                        COMBINED STATEMENT OF OPERATIONS

                                                    THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                  --------------------------------    ---------------------------
                                                         1995              1994           1995           1994
                                                  ----------------     ------------   ------------   ------------
                                                               (Unaudited)                    (Unaudited)
Revenues
   Horse racing                                        $15,346,000      $15,042,000    $50,552,000    $49,380,000
   Rental property                                       4,953,000        5,526,000     10,135,000     13,456,000
   Interest and other                                      727,000          628,000      1,452,000      1,087,000
                                                       -----------      -----------    -----------    -----------
                                                        21,026,000       21,196,000     62,139,000     63,923,000
                                                       -----------      -----------    -----------    -----------

Costs and expenses
   Horse racing operating costs                         10,782,000       10,964,000     33,032,000     33,627,000
   Rental property operating expenses                    1,762,000        1,530,000      3,408,000      4,648,000
   Depreciation and amortization                         1,917,000        2,043,000      5,628,000      5,592,000
   General and administrative                            2,126,000        2,316,000      5,585,000      5,849,000
   Interest and other                                    2,513,000        1,951,000      5,029,000      4,997,000
   Costs of equity offering                                750,000                -        750,000              -
   Losses from unconsolidated
    joint ventures                                         461,000          444,000      1,191,000        895,000
   Minority interest in earnings of
    consolidated joint ventures                             13,000          499,000         34,000        759,000
                                                       -----------      -----------    -----------    -----------
                                                        20,324,000       19,747,000     54,657,000     56,367,000
                                                       -----------      -----------    -----------    -----------

Net income                                             $   702,000      $ 1,449,000    $ 7,482,000    $ 7,556,000
                                                       ===========      ===========    ===========    ===========
Weighted average number of common
 shares outstanding                                     11,168,904       11,143,853     11,156,448     11,142,428
                                                       ===========      ===========    ===========    ===========
Net income per common share                            $       .06      $       .13    $       .67    $       .68
                                                       ===========      ===========    ===========    ===========
Dividends declared per common share                    $       .20      $       .20    $       .40    $       .54
                                                       ===========      ===========    ===========    ===========

See accompanying notes.

                           THE SANTA ANITA COMPANIES

                       COMBINED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                      1995            1994
                                                  -------------   -------------
                                                          (Unaudited)

Cash flows from operating activities:
   Net income                                      $ 7,482,000    $  7,556,000
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                  5,628,000       5,592,000
      Minority interest in
        earnings of consolidated
        joint ventures                                  34,000         759,000
      Equity in losses of unconsolidated
        joint ventures                               1,191,000         895,000
      Equity in earnings from investment in
        Pacific Gulf Properties Inc.                  (177,000)              -
      Amortization of unearned compensation
        expense                                        377,000               -
      Net (increase) decrease in certain
        other assets                                (3,567,000)      3,915,000
      Net decrease in certain other
        liabilities                                 (5,897,000)     (4,667,000)
                                                   -----------    ------------

   Net cash provided by operating
    activities                                       5,071,000      14,050,000
Cash flows from investing activities:              -----------    ------------
   Proceeds from disposition of
    multifamily and industrial
    operations                                               -      44,425,000
   Payments received on loans and
    advances receivable                                109,000         131,000
   Origination of loans and advances
    receivable                                        (221,000)       (167,000)
   Additions and improvements to real
    estate assets                                   (1,765,000)    (10,490,000)
   Additions to property, plant and
    equipment                                       (1,965,000)       (654,000)
   Investments in unconsolidated joint
    ventures                                        (1,290,000)       (765,000)
   Capital distributions from
    unconsolidated joint ventures                      960,000         435,000
                                                   -----------    ------------
   Net cash (used in) provided by
    investing activities                            (4,172,000)     32,915,000
                                                   -----------    ------------

Cash flows from financing activities:
   Proceeds from real estate loans
    payable                                                  -      21,077,000
   Proceeds from bank loans payable                  4,300,000               -
   Repayment of real estate loans
    payable                                           (643,000)       (206,000)
   Repayment of bank loans payable                    (388,000)    (44,779,000)
   Net decrease in certain other
    liabilities                                       (275,000)     (3,620,000)
   Dividends paid                                   (4,458,000)     (7,536,000)
   Distributions to minority interest
    in consolidated joint ventures,
    net                                               (102,000)       (850,000)
    Issuance of stock from restricted
    stock awards and stock options                      13,000          61,000
                                                   -----------    ------------

   Net cash used in financing activities            (1,553,000)    (35,853,000)
                                                   -----------    ------------

Net (decrease) increase in cash and
   cash equivalents                                   (654,000)     11,112,000

Cash and cash equivalents at beginning
 of year                                            18,274,000      22,021,000
                                                   -----------    ------------

Cash and cash equivalents at June 30,              $17,620,000    $ 33,133,000
                                                   ===========    ============

See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                              JUNE 30,       DECEMBER 31,
                                                1995             1994
                                           --------------   --------------
                                            (Unaudited)
           ASSETS

Real estate assets
   Santa Anita Racetrack, less
    accumulated depreciation
    of $20,017,000 and $19,431,000          $  7,718,000     $  8,304,000
   Commercial properties, less
    accumulated depreciation
    of $36,339,000 and $33,842,000           120,921,000      121,653,000
   Investments in unconsolidated joint
    ventures                                   5,438,000        6,299,000
   Real estate loans and advances
    receivable                                18,102,000       17,990,000
                                            ------------     ------------
                                             152,179,000      154,246,000


Cash                                           3,302,000        5,431,000
Short-term investments, at cost
 (approximates market)                         4,098,000                -
Accounts receivable                            2,455,000        2,274,000
Prepaid expenses and other assets              6,127,000        3,357,000
Investment in Pacific Gulf Properties
 Inc.                                         12,390,000       12,825,000
Due from (to) Operating Company                2,051,000       (1,056,000)
                                            ------------     ------------

                                            $182,602,000     $177,077,000
                                            ============     ============

  LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable                   $101,829,000     $102,472,000
Bank loans payable                            11,600,000        7,300,000
Accounts payable                               1,851,000        2,379,000
Other liabilities                              2,192,000        2,159,000
Dividends payable                              2,277,000        2,251,000
                                            ------------     ------------
                                             119,749,000      116,561,000

Minority interest in consolidated joint
 ventures                                     (3,336,000)      (3,268,000)

Shareholders' equity
  Preferred stock, $.10 par value;
   authorized 6,000,000 shares
   none issued                                         -                -
  Common stock, $.10 par value;
   authorized 19,000,000 shares; issued
   and outstanding 11,383,000 and
   11,256,353 shares                           1,138,000        1,125,000
  Additional paid-in capital                 118,881,000      117,084,000
  Retained earnings (deficit)                (53,830,000)     (54,425,000)
                                            ------------     ------------
                                              66,189,000       63,784,000
                                            ------------     ------------

                                            $182,602,000     $177,077,000
                                            ============     ============

See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                         ---------------------------   --------------------------
                                             1995           1994          1995           1994
                                         ------------   ------------   -----------   ------------
                                                 (Unaudited)                  (Unaudited)
Revenues
   Rent from Racetrack                    $ 2,374,000    $ 3,060,000   $ 8,852,000    $10,852,000
   Shopping centers                         3,946,000      3,558,000     7,889,000      6,969,000
   Office buildings                         1,007,000      1,057,000     2,025,000      2,130,000
   Apartments and industrial                        -        911,000             -      4,068,000
   Interest and other                         511,000        416,000     1,096,000        786,000
                                          -----------    -----------   -----------    -----------
                                            7,838,000      9,002,000    19,862,000     24,805,000
                                          -----------    -----------   -----------    -----------

Costs and expenses
   Shopping centers                         1,388,000      1,048,000     2,683,000      2,320,000
   Office buildings                           374,000        424,000       725,000        838,000
   Apartments and industrial                        -         58,000             -      1,490,000
   Depreciation and amortization            1,407,000      1,534,000     3,059,000      3,480,000
   General and Administrative                 737,000        766,000     1,496,000      1,790,000
   Interest and other                       2,426,000      1,839,000     4,851,000      4,779,000
   Costs of equity offering                   700,000              -       700,000              -
   Losses from unconsolidated joint
    ventures                                  461,000        444,000     1,191,000        895,000
   Minority interest in earnings of
    consolidated joint ventures                13,000        499,000        34,000        759,000
                                          -----------    -----------   -----------    -----------
                                            7,506,000      6,612,000    14,739,000     16,351,000
                                          -----------    -----------   -----------    -----------

Net income                                $   332,000    $ 2,390,000   $ 5,123,000    $ 8,454,000
                                          ===========    ===========   ===========    ===========

Weighted average number of common
 shares outstanding                        11,281,404     11,256,353    11,268,948     11,256,353
                                          ===========    ===========   ===========    ===========

Net income per common share               $       .03    $       .21   $       .45    $       .75
                                          ===========    ===========   ===========    ===========

Dividends declared per common share       $       .20    $       .20   $       .40    $       .54
                                          ===========    ===========   ===========    ===========

See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                     1995           1994
                                                 ------------   -------------
                                                         (Unaudited)
Cash flows from operating activities:
   Net income                                    $ 5,123,000    $  8,454,000
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                3,059,000       3,480,000
      Minority interest in earnings of
       consolidated joint ventures                    34,000         759,000
      Equity in losses of unconsolidated
       joint ventures                              1,191,000         895,000
      Equity in earnings from investment in
       Pacific Gulf Properties Inc.                 (177,000)              -
      Net (increase) decrease in certain
       other assets                               (2,383,000)      2,389,000
      Net decrease in certain other
       liabilities                                  (151,000)     (1,288,000)
                                                  -----------    ------------
   Net cash provided by operating
    activities                                      6,696,000      14,689,000
                                                  -----------    ------------

Cash flows from investing activities:
   Proceeds from disposition of
    multifamily and industrial
    operations                                             -      44,425,000
   Payments received on loans and
    advances receivable                              109,000         131,000
   Origination of loans and advances
    receivable                                      (221,000)       (167,000)
   Additions and improvements to real
    estate assets                                 (1,765,000)    (10,490,000)
   Investments in unconsolidated joint
    ventures                                      (1,290,000)       (765,000)
   Capital distributions from
    unconsolidated joint ventures                    960,000         435,000
                                                 -----------    ------------
   Net cash (used in) provided by
    investing activities                          (2,207,000)     33,569,000
                                                 -----------    ------------

Cash flows from financing activities:
   Proceeds from real estate loans
    payable                                                -      21,077,000
   Proceeds from bank loans payable                4,300,000               -
   Repayment of real estate loans payable           (643,000)       (206,000)
   Repayment of bank loans payable                         -     (44,425,000)
   Increase in due from Operating Company         (1,310,000)     (4,261,000)
   Net decrease in certain other
    liabilities                                     (275,000)     (3,620,000)
   Dividends paid                                 (4,503,000)     (7,615,000)
   Issuance of common stock from
    restricted stock awards                           13,000               -
   Distributions to minority interest in
    consolidated joint ventures, net                (102,000)       (850,000)
                                                 -----------    ------------
  Net cash used in financing activities           (2,520,000)    (39,900,000)
                                                 -----------    ------------

Net increase in cash and cash
 equivalents                                       1,969,000       8,358,000

Cash at beginning of year                          5,431,000       7,633,000
                                                 -----------    ------------

Cash and cash equivalents at June 30,            $ 7,400,000    $ 15,991,000
                                                 ===========    ============

See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                    JUNE 30,      DECEMBER 31,
                                                      1995            1994
                                                  -------------   -------------
                                                  (Unaudited)
           ASSETS

Current assets
   Cash                                           $    200,000    $  7,243,000
   Short-term investments, at cost
    (approximates market)                           10,020,000       5,600,000
  Accounts receivable                                3,812,000       2,382,000
  Prepaid expenses and other assets                    797,000       1,043,000
                                                  ------------    ------------
     Total current assets                           14,829,000      16,268,000

Investment in common stock of Realty                 2,122,000       2,122,000
Property, plant and equipment, less
 accumulated depreciation of $25,748,000
 and $23,093,000                                    18,776,000      19,466,000
                                                  ------------    ------------

                                                  $ 35,727,000    $ 37,856,000
                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                               $  4,259,000    $ 10,800,000
   Other liabilities                                12,906,000      10,591,000
   Bank loans payable                                  830,000         794,000
   Due to (from) Realty                              2,051,000      (1,056,000)
                                                  ------------    ------------
     Total current liabilities                      20,046,000      21,129,000

Bank loans payable                                   1,311,000       1,735,000
Deferred revenues                                      920,000       2,427,000
Deferred income taxes                                3,565,000       3,565,000
                                                  ------------    ------------
                                                    25,842,000      28,856,000
                                                  ------------    ------------

Shareholders' equity
   Preferred stock, $.10 par value;
    authorized 6,000,000 shares; none
    issued                                                   -               -
   Common stock, $.10 par value;
    authorized 19,000,000 shares; issued
    and outstanding 11,270,500 and
    11,143,853 shares                                1,127,000       1,114,000
   Additional paid-in capital                       20,736,000      20,596,000
   Unearned compensation expense                    (1,586,000)              -
   Retained earnings (deficit)                     (10,392,000)    (12,710,000)
                                                  ------------    ------------
                                                     9,885,000       9,000,000
                                                  ------------    ------------

                                                  $ 35,727,000    $ 37,856,000
                                                  ============    ============

See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                        THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                        ----------------------------   ----------------------------
                                            1995           1994            1995           1994
                                        ------------   -------------   ------------   -------------
                                                (Unaudited)                    (Unaudited)
Revenues
  Wagering commissions                   $ 9,371,000    $ 8,929,000     $34,446,000    $32,686,000
  Admission related                        5,975,000      6,113,000      16,106,000     16,694,000
  Interest and other                         239,000        252,000         401,000        380,000
                                         -----------    -----------     -----------    -----------
                                          15,585,000     15,294,000      50,953,000     49,760,000
                                         -----------    -----------     -----------    -----------

Costs and expenses
  Horse racing operating costs            10,782,000     10,964,000      33,032,000     33,627,000
  Depreciation and amortization              553,000        552,000       2,655,000      2,198,000
  General and administrative               1,389,000      1,550,000       4,089,000      4,059,000
  Interest                                    87,000        112,000         178,000        218,000
  Costs of equity offering                    50,000              -          50,000              -
                                         -----------    -----------     -----------    -----------
                                          12,861,000     13,178,000      40,004,000     40,102,000
                                         -----------    -----------     -----------    -----------

Income before rent expense                 2,724,000      2,116,000      10,949,000      9,658,000

Rental expense to Realty                   2,374,000      3,060,000       8,631,000     10,563,000
                                         -----------    -----------     -----------    -----------

Net income (loss)                        $   350,000    $  (944,000)    $ 2,318,000    $  (905,000)
                                         ===========    ===========     ===========    ===========

Weighted average number of common         11,168,904     11,143,853      11,156,448     11,142,428
  shares outstanding                     ===========    ===========     ===========    ===========

Net income (loss) per common share       $       .03    $      (.08)    $       .21    $      (.08)
                                         ===========    ===========     ===========    ===========

See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                      1995            1994
                                                  -------------   -------------
                                                          (Unaudited)
Cash flows from operating activities:
   Net income (loss)                               $ 2,318,000     $  (905,000)
   Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
      Depreciation and amortization                  2,655,000       2,198,000
      Amortization of unearned
       compensation expense                            377,000               -
      Net (increase) decrease in certain
       other assets                                 (1,184,000)      1,526,000
      Net decrease in certain other
       liabilities                                  (5,746,000)     (3,379,000)
                                                   -----------     -----------
   Net cash used in operating activities            (1,580,000)       (560,000)
                                                   -----------     -----------
Cash flows from investing activities:
   Additions to property, plant and
    equipment                                       (1,965,000)       (654,000)
   Decrease in investment in common
    stock of Realty                                          -          57,000
                                                   -----------     -----------
  Net cash used in investing activities             (1,965,000)       (597,000)
                                                   -----------     -----------

Cash flows from financing activities:
   Repayment of bank loans payable                    (388,000)       (354,000)
   Increase in due to Realty                         1,310,000       4,261,000
   Issuance of stock from stock options                      -           4,000
                                                   -----------     -----------
   Net cash provided by financing
    activities                                         922,000       3,911,000
                                                   -----------     -----------

Net (decrease) increase in cash and
 cash equivalents                                   (2,623,000)      2,754,000

Cash and cash equivalents at beginning
 of year                                            12,843,000      14,388,000
                                                   -----------     -----------

Cash and cash equivalents at June 30,              $10,220,000     $17,142,000
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

NOTE 2 - INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

          Realty's investments in unconsolidated joint ventures include investments in the following commercial real estate ventures at June 30, 1995:

                     NAME           OWNERSHIP       PROJECT
              -------------------   ----------   -------------
              Joppa Associates        33-1/3%    Retail
              H-T Associates              50%    Regional Mall

          Unaudited combined condensed financial statement information for unconsolidated joint ventures as of June 30, 1995 and December 31, 1994, and for the six months ended June 30, 1995 and 1994, is as follows:

                                            JUNE 30,       DECEMBER 31,
                                              1995             1994
                                         --------------   --------------

Real estate assets                        $203,745,000     $207,775,000
                                          ============     ============

Liabilities
  Advances from Realty                    $  4,576,000     $  4,355,000
  Secured real estate loans                181,136,000      181,136,000
  Other                                      8,581,000        9,915,000
                                          ------------     ------------
                                          $194,293,000     $195,406,000
                                          ============     ============

Partners' equity
  Realty                                  $  5,438,000     $  6,299,000
  Others                                     4,014,000        6,070,000
                                          ------------     ------------
                                          $  9,452,000     $ 12,369,000
                                          ============     ============

                                           SIX MONTHS ENDED JUNE 30,
                                              1995             1994
                                         --------------   --------------
Revenues                                  $ 10,680,000     $ 10,557,000
                                          ============     ============

Net loss
  Realty                                  $ (1,191,000)    $   (895,000)
  Others                                    (2,538,000)        (644,000)
                                          ------------     ------------
                                          $ (3,729,000)    $ (1,539,000)
                                          ============     ============

NOTE 3 - INVESTMENT IN PACIFIC GULF PROPERTIES INC.

  In November 1993, Realty entered into a Purchase and Sale Agreement to sell its multifamily and industrial operations to Pacific Gulf Properties Inc. ("Pacific"), in conjunction with Pacific's public offering of common stock and debentures.

  In February 1994, Realty completed the first part of this transaction by selling to Pacific ten multifamily properties, containing 2,654 apartment units, located in Southern California, the Pacific Northwest and Texas and three industrial properties, containing an aggregate of 185,000 leaseable square feet of industrial space, located in the State of Washington (the "Transferred Properties"). Realty's corporate headquarters building and related assets were also acquired by Pacific.

  In consideration of the sale of the Transferred Properties, Realty received $44,425,00 in cash and 150,000 shares of the common stock of Pacific. In addition, Realty was relieved of $44,290,000 of mortgage debt on the Transferred Properties.

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

  As of June 30, 1995, Realty owned 16.3% of Pacific's common stock and accounted for its investment by the equity method of accounting. The closing price of Pacific's common stock on the American Stock Exchange, on June 30, 1995 was $14.875 per share.

  Financial information relating to Pacific, which is a separate public company, is available from the Securities and Exchange Commission (Commission file number 1-12546).

NOTE 4 - SUBSEQUENT EVENT

  On August 5, 1995, the management of Bell Jackpot Casino, which was not affiliated with Realty, closed the Bell Jackpot Casino. As a result of this action, Realty will write-off, in the 1995 third quarter, the $2.0 million it paid for an option to acquire a 50% interest in the operation of the casino.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE SANTA ANITA COMPANIES

  The Companies' results of operations for the three months and six months ended June 30, 1995 reflect several non-recurring charges which make comparison of the results of operations in these periods difficult. Management believes, therefore, that net income before non-recurring items provides a more meaningful measure of the results of operations of the Companies during these periods. Net income before such non-recurring items reconciles to net income as follows:


                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                        ----------------------------   --------------------------
                                            1995            1994           1995          1994
                                        -------------   ------------   ------------   -----------
                                                (Unaudited)                   (Unaudited)
Net income before non-recurring
   items                                  $1,452,000      $1,449,000    $8,664,000     $7,556,000
Non-recurring items:
   Costs of equity offering                 (750,000)                     (750,000)
   Write-down of turf course                                              (432,000)
                                          ----------      ----------    ----------     ----------

Net income as reported                    $  702,000      $1,449,000    $7,482,000     $7,556,000
                                          ==========      ==========    ==========     ==========

Net income per common share
   Before non-recurring items             $      .13      $      .13    $      .78     $      .68
                                          ==========      ==========    ==========     ==========

   As reported                            $      .06      $      .13    $      .67     $      .68
                                          ==========      ==========    ==========     ==========

SANTA ANITA REALTY ENTERPRISES, INC.

  Realty is principally engaged in investing and holding real property.

  The following narrative discusses Realty's results of operations for the second quarter and the six months ended June 30, 1995 and 1994, together with liquidity and capital resources as of June 30, 1995.

  RESULTS OF OPERATIONS - SECOND QUARTER 1995 COMPARED WITH SECOND QUARTER 1994

  Realty's revenues are derived principally from the rental of real property. Total revenues for the three months ended June 30, 1995 were $7,838,000 compared with $9,002,000 for the three months ended June 30, 1994, a decrease of 12.9%. The lower 1995 revenues were due primarily to Realty selling its multifamily and industrial operations to Pacific Gulf Properties Inc. ("Pacific"), formerly a wholly-owned subsidiary, in 1994 and to a decrease in racetrack rental revenues.

  The single most significant source of rental revenue is the lease of Santa Anita Racetrack. Racetrack rental revenues for 1995 were $2,374,000, a decrease of 22.4% from revenues of $3,060,000 in 1994. The decrease in rental revenues resulted primarily from new lease terms with LATC. The lease with LATC for the Santa Anita Racetrack, which expired in December 1994, was amended and extended for an additional five years. Under the new lease terms, Realty receives 1.5% of on-track wagering on live races at Santa Anita Racetrack and 26.5% of wagering commissions from satellite wagering on races originating at Santa Anita Racetrack and on races originating from certain other racetracks. Under the old lease, Realty received the same 1.5% of on-track wagering on live races at Santa Anita Racetrack and 40% of wagering commissions from satellite wagering only on races originating at Santa Anita Racetrack.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

SANTA ANITA REALTY ENTERPRISES, INC. (Continued)

  RESULTS OF OPERATIONS - SECOND QUARTER 1995 COMPARED WITH SECOND QUARTER 1994 (Continued)

  Rental revenues from other real estate investments for the 1995 second quarter were $4,953,000, a decrease of 10.4% from revenues of $5,526,000 in the 1994 second quarter. The decrease in 1995 was due to the 1994 sale of Realty's multifamily and industrial operations, partially offset by a 7.3% increase in rental revenues from other properties.

  Costs and expenses for 1995, excluding the costs of an equity offering which was withdrawn, were $6,806,000, an increase of 2.9% over costs and expenses of $6,612,000 in 1994. The increase resulted primarily from an increase in interest expense partially offset by a decrease in minority interest in earnings of consolidated joint ventures. The increase in interest expense was due to funding the expansion of Fashion Park Mall.

  RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1994

  Total revenues for the six months ended June 30, 1995 were $19,862,000, compared with $24,805,000 for the six months ended June 30, 1994, a decrease of 19.9%. The lower 1995 revenues were due primarily to Realty selling its multifamily and industrial operations to Pacific Gulf Properties Inc., formerly a wholly-owned subsidiary, in 1994 and to a decrease in racetrack rental revenues.

  Racetrack rental revenues for 1995 were $8,852,000, a decrease of 18.4% from revenues of $10,852,000 in 1994. The decrease in rental revenues resulted primarily from new lease terms with LATC and from fewer racing days in 1995, partially offset by an increase in average daily wagering.

  Rental revenues from other real estate investments for the 1995 six months were $9,914,000 a decrease of 24.7% from revenues of $13,167,000 in the 1994 period. The decrease in 1995 was due to the 1994 sale of Realty's multifamily and industrial operations, partially offset by a 9.0% increase in rental revenues from other properties.

  Costs and expenses for 1995, excluding the costs of an equity offering which was withdrawn, were $14,039,000, a decrease of 14.1% from costs and expenses $16,351,000 in 1994. The decrease resulted primarily from the sale of Realty's multifamily and industrial operations and a decrease in minority interest in earnings of consolidated joint ventures.

  LIQUIDITY AND CAPITAL RESOURCES

  Realty has funds available from a combination of short- and long-term sources. Short-term sources included cash and short-term investments of $7,400,000 at June 30, 1995.

  At June 30, 1995, Realty's investment in Pacific common stock totaled 784,419 shares, was carried at $12,390,000 and had a current annual dividend rate of $1.56 per share.

  In November 1994, Realty entered into a new $30,000,000 one-year credit facility with a commercial bank. At June 30, 1995, Realty had borrowed $11,600,000 under this facility. Borrowings are due one year from the date of funding but no later than November 30, 1995 and will bear interest, at Realty's option, at the prime rate, at LIBOR plus 1%, or at the six-month certificate of deposit rate plus 1%. Realty has held preliminary discussions with the commercial bank and expects to extend the credit facility for an additional year.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

  Operating Company is engaged in thoroughbred horse racing through its wholly-owned subsidiary, Los Angeles Turf Club, Incorporated ("LATC"), which leases the Santa Anita Racetrack ("Santa Anita") from Realty.

  The following narrative discusses Operating Company's results of operations for the second quarter and six months ended June 30, 1995 and 1994 together with liquidity and capital resources as of June 30, 1995.

  RESULTS OF OPERATIONS - SECOND QUARTER 1995 COMPARED WITH SECOND QUARTER 1994

  Horse racing revenues increased by 2.0% growing from $15,042,000 in the second quarter of 1994 to $15,346,000 in the second quarter of 1995 due to an increase in total wagering, partially offset by revenue declines from fewer race days and lower on-track attendance. Total wagering from all sources during the second quarter of 1995 increased 4.7% and average daily wagering increased 8.0%

  Total wagering and average daily wagering from live racing events during the second quarter of 1995 increased 5.8%. These increases were attributable to increased wagering at Southern California satellite locations (up .6%), at Northern California locations (up 130.1%) and at out-of-state locations (up 5.3%). However, on-track wagering decreased 6.1% and total on-track attendance at live racing events decreased 8.4%. Management believes that these declines resulted from the general trend toward satellite wagering. For the three months ended June 30, live thoroughbred horse racing at Santa Anita Racetrack totaled 19 days in both 1995 and 1994

  Also, in the second quarter ended June 30, Santa Anita Racetrack operated 46 days in 1995 and 48 days in 1994 as a satellite wagering facility for Hollywood Park. Total and average daily attendance as a satellite wagering facility were down 5.2% and 1.1%, in the second quarter of 1995 compared with the year ago period. Total and average daily wagering were up 1.3% and 5.7%, for the second quarter of 1995 compared with the year ago period.

  Horse racing operating costs were $10,782,000 (or 70.3% of horse racing revenues) in the second quarter of 1995 versus $10,964,000 (or 72.9% of horse racing revenues) in the comparable period in 1994. The decrease in horse racing operating costs, both on an absolute dollar basis and as a percentage of horse racing revenues, resulted from fewer race days as a satellite for Hollywood Park in 1995.

  Depreciation expense in the second quarter of 1995 was $553,000 up .2% from $552,000 in 1994. General and administrative expenses were $1,389,000 in the second quarter of 1995, down 10.4% from $1,550,000 in the comparable year ago period. Interest expense decreased to $87,000 in the second quarter of 1995 from $112,000 in 1994.

  Rental expense to Realty was $2,374,000 for the second quarter of 1995 compared with $3,060,000 reported in 1994. The decrease in rental expense of 22.4% reflects the new lease terms with Realty. Under the new lease terms, LATC pays to Realty 1.5% of the on-track wagering on live races at Santa Anita Racetrack and 26.5% of its wagering commissions from all satellite wagering.
The old lease required LATC to pay Realty the same 1.5% of the on-track wagering on live races at Santa Anita Racetrack but required 40% its wagering commissions from satellite wagering during the live race meets.

  Due to the revenue and expense items previously discussed, Operating Company reported net income of $350,000 or $.03 per share for the three months ended June 30, 1995, compared with a net loss of $944,000 or $.08 per share for the comparable period in 1994.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES (Continued)

  RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1994

  Horse racing revenues increased by 2.4%, growing from $49,380,000 in the first half of 1994 to $50,552,000 in the first half of 1995 due to an increase in total wagering, partially offset by revenue declines from fewer race days and lower on-track attendance. Total wagering from all sources in the first six months of 1995 increased 7.8% and average daily wagering increased 11.2%.

  Total wagering and average daily wagering from live racing events during the first half of 1995 increased 8.3% and 10.9% in the first six months of 1995 compared with the same period last year. These increases were attributable to increased wagering at Southern California satellite locations (up 5.9%), at Northern California locations (up 153.0%) and at out-of-state locations (up 8.3%). However, on-track wagering decreased 9.4%, total on-track attendance at live racing events decreased 9.1% and average daily attendance decreased 6.9% during the same period. Management believes that these declines resulted from inclement weather during much of the first quarter, which caused the cancellation of three full race days in January (although the races lost in two of the canceled race days were "made up" by running an additional race on certain other race days) as well as the general trend toward satellite wagering. Live thoroughbred horse racing at Santa Anita Racetrack totaled 83 days in the first six months of 1995 compared with 85 days in the first six months of 1994.

  Also, for the six months ended June 30, Santa Anita Racetrack operated 46 days in 1995 and 48 days in 1994 as a satellite wagering facility for Hollywood Park. Total and average daily attendance as a satellite wagering facility were down 5.2% and 1.1% in the first half of 1995 compared with the year ago period.
Total and average daily wagering were up 1.3% and 5.7%, in the first half of 1995 compared with the year ago period.

  Horse racing operating costs were $33,032,000 (or 65,3% of horse racing revenues) in the first half of 1995 versus $33,627,000 (or 68.1% of horse racing revenues) in the comparable period in 1994. The decrease in horse racing operating costs, both on an absolute dollar basis and as a percentage of horse racing revenues, resulted from fewer race days as a satellite for Hollywood Park in 1995.

  Depreciation expense in the first six months of 1995 was $2,655,000 in 1995, up 20.8% from $2,198,000 in 1994. The $457,000 increase in depreciation expense was due primarily to the accelerated depreciation charge on the Santa Anita Racetrack turf course, which was replaced in the second quarter of 1995.
General and administrative expenses were $4,089,000 in the first six months of 1995, up .7% from $4,059,000 in the comparable year ago period. Interest expense decreased to $178,000 in the first six months of 1995 from $218,000 in 1994.

  Rental expense to Realty was $8,631,000 for the first six months of 1995 compared with $10,563,000 reported in 1994. The decrease in rental expense of 18.3% reflects the new lease terms with Realty. Under the new lease terms, LATC pays to Realty 1.5% of the on-track wagering on live races at Santa Anita Racetrack and 26.5% of its wagering commissions from all satellite wagering.
The old lease required LATC to pay Realty the same 1.5% of the on-track wagering on live races at Santa Anita Racetrack but required 40% of its wagering commissions from satellite wagering during the live race meets.

  Due to the revenue and expense items previously discussed, Operating Company reported net income of $2,318,000 or $.21 per share for the six months ended June 30, 1995, compared with a net loss of $905,000 or $.08 per share for the comparable period in 1994.

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

  LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1995, Operating Company's sources of liquidity included cash and short-term investments of $10,220,000 and an unsecured line of credit with Realty of $10,000,000, of which $2,141,000 was utilized in connection with a guarantee of a capital lease. Operating Company's ability to utilize Realty's line of credit is dependent upon Realty's liquidity and capital resources. (See
Item 2. "Managements' Discussion and Analysis of Financial Condition and Results of Operations - Santa Anita Realty Enterprises, Inc. - Liquidity and Capital Resources"). For the three and six months ended June 30, 1995, short-term investments earned interest income of $239,000 and $401,000.

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

                      FOR THE QUARTER ENDING JUNE 30, 1995


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On May 2, 1995, the annual meetings of shareholders of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company were held. At the Realty meeting, the shareholders elected the three nominees for director, Thomas P. Mullaney, William D. Schulte and Sherwood C. Chillingworth and approved Realty's 1995 Share Award Plan. At the Operating Company meeting, the shareholders elected the two nominees for director, Thomas P. Mullaney and William D. Schulte and approved Operating Company's 1995 Share Award Plan. The votes were cast as follows:

                                                          Broker
REALTY                              For       Against     Nonvote    Abstention
------------------------------   ---------   ---------   ---------   ----------
Share Award Plan                 4,878,802   1,915,601   2,291,093     226,237

OPERATING COMPANY
------------------------------

Share Award Plan                 4,753,658   2,048,964   2,291,093     258,013

REALTY DIRECTORS                    For       Against
------------------------------   ---------   ---------

Thomas P. Mullaney               8,414,719     937,014
William D. Schulte               8,444,342     907,391
Sherwood C. Chillingworth        8,446,085     905,648

OPERATING COMPANY DIRECTORS
------------------------------

Thomas P. Mullaney               8,402,098     949,635
William D. Schulte               8,437,272     914,461

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

      Exhibit
      Number
      -------

       27(a)    Financial Data Schedule for Santa Anita Realty
                Enterprises, Inc.
       27(b)    Financial Data Schedule for Santa Anita Operating Company


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Realty and Operating Company have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


SANTA ANITA REALTY ENTERPRISES, INC.      SANTA ANITA OPERATING COMPANY





By: SHERWOOD C. CHILLINGWORTH             By: STEPHEN F. KELLER
    -------------------------------           ---------------------------------
    Sherwood C. Chillingworth                 Stephen F. Keller
    Vice Chairman of the Board                Chairman of the Board, President
    and Chief Executive Officer               and Chief Executive Officer
    (Principal Executive Officer)             (Principal Executive Officer)




    Date:  August 9, 1995                     Date:  August 9, 1995



By: BRIAN L. FLEMING                      By: RICHARD D. BRUMBAUGH
    -------------------------------           ---------------------------------
    Brian L. Fleming                          Richard D. Brumbaugh
    Executive Vice President and              Vice President-Finance and
    Chief Financial Officer                   Chief Financial Officer
    (Principal Financial and                  (Principal Financial and
    Accounting Officer)                       Accounting Officer)




    Date:  August 9, 1995                     Date:  August 9, 1995