Form 10-Q
period 1995-09-30
SANTA ANITA OPERATING CO; SANTA ANITA REALTY ENTERPRISES INC
filed 1995-11-14
CIK 313749, 314661

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from __________ to __________

   Commission file number 0-9109               Commission file number 0-9110

        SANTA ANITA REALTY                         SANTA ANITA OPERATING
         ENTERPRISES, INC.                                COMPANY
------------------------------------      --------------------------------------
  (Exact name of registrant as                (Exact name of registrant as
    specified in its charter)                   specified in its charter)


            Delaware                                      Delaware
------------------------------------      --------------------------------------
  (State or other jurisdiction                (State or other jurisdiction
       of incorporation or                          of incorporation or
          organization)                                 organization)

           95-3520818                                    95-3419438
------------------------------------      --------------------------------------
        (I.R.S. Employer                              (I.R.S. Employer
       Identification No.)                           Identification No.)

   301 West Huntington Drive,
           Suite 405                               285 West Huntington Drive
   Arcadia, California 91007                       Arcadia, California 91007
------------------------------------      --------------------------------------
     (Address of principal                           (Address of principal
           executive                                       executive
  offices including zip code)                     offices including zip code)

        (818) 574-5550                                  (818) 574-7223
------------------------------------      --------------------------------------
(Registrant's telephone number,                 (Registrant's telephone number,
     including area code)                            including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ----

The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on November 3, 1995 were:

Santa Anita Realty Enterprises, Inc.        11,383,000
Santa Anita Operating Company               11,270,500

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                        Page No.
PART I.   FINANCIAL INFORMATION                                            3

          THE SANTA ANITA COMPANIES

              Combined Balance Sheets as of September 30, 1995 and
                December 31, 1994                                          4

              Combined Statements of Operations for the three months
                and nine months ended September 30, 1995 and 1994          5

              Combined Statements of Cash Flows for the nine months
                ended September 30, 1995 and 1994                          6

          SANTA ANITA REALTY ENTERPRISES, INC.

              Consolidated Balance Sheets as of September 30, 1995
                and December 31, 1994                                      7

              Consolidated Statements of Operations for the three
                months and nine months ended September 30, 1995
                and 1994                                                   8

              Consolidated Statements of Cash Flows for the nine
                months ended September 30, 1995 and 1994                   9

          SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

              Consolidated Balance Sheets as of September 30, 1995
                and December 31, 1994                                     10

              Consolidated Statements of Operations for the three
                months and nine months ended September  30, 1995
                and 1994                                                  11

              Consolidated Statements of Cash Flows for the nine
                months ended September 30, 1995 and 1994                  12

          NOTES TO FINANCIAL STATEMENTS                                   13

          MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                     16

PART II.  OTHER INFORMATION                                               22

SIGNATURES                                                                23

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995


  PART 1.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

       The accompanying balance sheets as of September 30, 1995 and December 31, 1994 of The Santa Anita Companies (the "Companies"), Santa Anita Realty Enterprises, Inc. ("Realty") and Santa Anita Operating Company and Subsidiaries ("Operating Company"), the statements of operations for the three months and nine months ended September 30, 1995 and 1994, and the related statements of cash flows for the nine months ended September 30, 1995 and 1994, were prepared by management and, except for the balance sheets as of December 31, 1994, are unaudited. In the opinion of management, the accompanying financial statements include all adjustments, including normal recurring items, considered necessary for a fair presentation.

       The following financial statements should be read in conjunction with the accompanying notes and the Joint Annual Report on Form 10-K of Realty and Operating Company for the year ended December 31, 1994.

                           THE SANTA ANITA COMPANIES

                            COMBINED BALANCE SHEETS


                                           SEPTEMBER 30,   DECEMBER 31,
                                               1995            1994
                                           -------------   -------------
                                            (Unaudited)
                                    ASSETS
Real estate assets
  Santa Anita Racetrack, less
   accumulated depreciation
   of $20,043,000 and $19,431,000           $  8,438,000    $  8,304,000
  Commercial properties, less
   accumulated depreciation of
   $37,184,000 and $32,247,00                 94,489,000     116,780,000
  Investments in and advances
   to unconsolidated joint
   ventures                                    3,875,000      10,654,000
  Real estate loans receivable                12,068,000      13,635,000
                                            ------------    ------------
                                             118,870,000     149,373,000

Cash                                           2,798,000      12,674,000
Short-term investments, at cost
 (approximates market)                         7,487,000       5,600,000
Accounts receivable                            4,589,000       4,656,000
Prepaid expenses and other assets              5,084,000       6,054,000
Investment in Pacific Gulf
 Properties Inc.                              12,168,000      12,825,000
Property, plant and equipment, less
 accumulated depreciation of
 $25,981,000 and $23,093,000                  19,824,000      19,466,000
                                             -----------    ------------
                                            $170,820,000    $210,648,000
                                            ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable                   $101,490,000    $102,472,000
Bank loans payable                            13,640,000       9,829,000
Accounts payable                               6,229,000      13,179,000
Other liabilities                             15,177,000      12,750,000
Dividends payable                              2,277,000       2,251,000
Deferred revenues                                801,000       2,427,000
Deferred income taxes                          3,565,000       3,565,000
                                            ------------    ------------
                                             143,179,000     146,473,000

Minority interest in consolidated
 joint ventures                               (3,260,000)     (3,268,000)


Shareholders' equity
  Preferred stock, $.10 par value;
   authorized 6,000,000 shares;
   none issued                                        -               -

  Common stock, $.10 par value;
   authorized 19,000,000 shares;
   issued and outstanding 11,270,500
   and 11,143,853 shares                       2,253,000       2,227,000
  Additional paid-in capital                 136,552,000     134,615,000
  Unearned compensation expense               (1,494,000)              -
  Retained earnings (deficit)               (106,410,000)    (69,399,000)
                                            ------------    ------------
                                              30,901,000      67,443,000
                                            ------------    ------------

                                            $170,820,000    $210,648,000
                                            ============    ============

See accompanying notes.

                           THE SANTA ANITA COMPANIES

                        COMBINED STATEMENT OF OPERATIONS


                                           THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                          ----------------------------------   --------------------------------
                                                1995              1994               1995             1994
                                          ----------------   ---------------   ----------------   -------------
                                                     (Unaudited)                         (Unaudited)

Revenues
 Horse racing                                $  6,125,000       $ 5,473,000       $ 56,677,000      $54,853,000
 Rental property                                5,789,000         5,913,000         15,924,000       19,369,000
 Interest and other                               669,000           735,000          2,121,000        1,822,000
                                             ------------       -----------       ------------      -----------
                                               12,583,000        12,121,000         74,722,000       76,044,000
                                             ------------       -----------       ------------      -----------

Costs and expenses
 Horse racing operating costs                   4,944,000         4,970,000         37,976,000       38,597,000
 Rental property operating expenses             2,350,000         2,256,000          5,758,000        6,904,000
 Depreciation and amortization                  1,495,000         1,307,000          7,123,000        6,899,000
 General and administrative                     1,915,000         1,174,000          7,500,000        7,023,000
 Interest and other                             2,489,000         2,446,000          7,518,000        7,443,000
 Costs of equity offering                               -                 -            750,000                -
 Card club option write-off                     2,000,000                 -          2,000,000                -
 Program for disposition of non-core
  real estate assets                           34,500,000                 -         34,500,000                -
 Losses from unconsolidated
  joint ventures                                  569,000           445,000          1,760,000        1,340,000
 Minority interest in earnings of
  consolidated joint ventures                      76,000           389,000            110,000        1,148,000
                                             ------------       -----------       ------------      -----------
                                               50,338,000        12,987,000        104,995,000       69,354,000
                                             ------------       -----------       ------------      -----------

Net income (loss)                            $(37,755,000)      $  (866,000)      $(30,273,000)     $ 6,690,000
                                             ============       ===========       ============      ===========

Weighted average number of common
 shares outstanding                            11,270,500        11,143,853         11,194,883       11,142,428
                                             ============       ===========       ============      ===========

Net income (loss) per common share                 $(3.35)            $(.08)            $(2.70)            $.60
                                             ============       ===========       ============      ===========

Dividends declared per common share                  $.20              $.20               $.60             $.74
                                             ============       ===========       ============      ===========

See accompanying notes.

                           THE SANTA ANITA COMPANIES

                       COMBINED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                1995            1994
                                           --------------   -------------
                                                    (Unaudited)
Cash flows from operating activities:
  Net income (loss)                         $(30,273,000)   $  6,690,000
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
       Depreciation and amortization           7,123,000       6,899,000
       Minority interest in earnings of
        consolidated joint ventures              110,000       1,148,000
       Equity in losses of unconsolidated
        joint ventures                         1,760,000       1,340,000
       Equity in earnings from
        investment in
        Pacific Gulf Properties Inc.            (261,000)        (86,000)
       Amortization of unearned
        compensation expense                     469,000               -
       Card club option write-off              2,000,000               -
       Program for disposition of
        non-core real estate assets           34,500,000
       Net decrease in certain other
        assets                                 1,355,000       4,262,000
       Net decrease in certain other
        liabilities                          (10,152,000)    (13,101,000)
                                            ------------    ------------
  Net cash provided by operating
   activities                                  6,631,000       7,152,000
                                            ------------    ------------
Cash flows from investing activities:
  Proceeds from disposition of
   multifamily and industrial operations               -      44,425,000
  Payments received on loans receivable           94,000         272,000
  Origination of loans receivable                (27,000)        (15,000)
  Additions and improvements to real
   estate assets                              (3,226,000)    (11,644,000)
  Additions to property, plant and
   equipment                                  (3,246,000)     (1,697,000)
  Additions to certain other assets           (4,055,000)              -
  Dividends received from Pacific Gulf
   Properties Inc.                               918,000          86,000
  Investments in and advances to
   unconsolidated joint ventures              (1,960,000)     (1,287,000)
  Capital distributions from
   unconsolidated joint ventures               1,129,000         549,000
                                            ------------    ------------
  Net cash (used in) provided by
   investing activities                      (10,373,000)     30,689,000
                                            ------------    ------------
Cash flows from financing activities:
  Proceeds from real estate loans
   payable                                             -      21,077,000
  Proceeds from bank loans payable             4,400,000               -
  Repayment of real estate loans payable        (982,000)       (423,000)
  Repayment of bank loans payable               (589,000)    (47,572,000)
  Net decrease in certain other
   liabilities                                  (275,000)     (3,441,000)
  Dividends paid                              (6,712,000)     (9,765,000)
  Distributions to minority interest
   in consolidated joint ventures, net          (102,000)     (1,013,000)
  Issuance of stock from restricted
   stock awards and stock options                 13,000          61,000
                                            ------------    ------------
  Net cash used in financing activities       (4,247,000)    (41,076,000)
                                            ------------    ------------

Net decrease in cash and cash
 equivalents                                  (7,989,000)     (3,235,000)

Cash and cash equivalents at
 beginning of year                            18,274,000      22,021,000
                                            ------------    ------------

Cash and cash equivalents at
 September 30,                              $ 10,285,000    $ 18,786,000
                                            ============    ============

See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS



                                           SEPTEMBER 30,     DECEMBER 31,
                                                1995             1994
                                           --------------   --------------
                                            (Unaudited)
ASSETS
Real estate assets
   Santa Anita Racetrack, less
    accumulated depreciation
    of $20,043,000 and $19,431,000          $  8,438,000     $  8,304,000
   Commercial properties, less
    accumulated depreciation
    of $37,605,000 and $33,842,000            97,570,000      121,653,000
   Investments in and advances to
    unconsolidated joint ventures              3,875,000       10,654,000
   Real estate loans receivable               12,068,000       13,635,000
                                            ------------     ------------
                                             121,951,000      154,246,000

Cash                                           2,787,000        5,431,000
Short-term investments, at cost
 (approximates market)                         2,801,000                -
Accounts receivable                            3,149,000        2,274,000
Prepaid expenses and other assets              4,737,000        3,357,000
Investment in Pacific Gulf Properties         12,168,000       12,825,000
 Inc.                                       ------------     ------------

                                            $147,593,000     $178,133,000
                                            ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable                   $101,490,000     $102,472,000
Bank loans payable                            11,700,000        7,300,000
Accounts payable                               2,181,000        2,379,000
Other liabilities                              6,099,000        2,159,000
Dividends payable                              2,277,000        2,251,000
Due to Operating Company                         863,000        1,056,000
                                            ------------     ------------
                                             124,610,000      117,617,000
Minority interest in consolidated joint
 ventures                                     (3,260,000)      (3,268,000)

Shareholders' equity
   Preferred stock, $.10 par value;
    authorized 6,000,000
    shares; none issued                                -                -
   Common stock, $.10 par value;
    authorized 19,000,000
    shares; issued and outstanding
    11,383,000 and 11,256,353 shares           1,138,000        1,125,000

   Additional paid-in capital                118,881,000      117,084,000
   Retained earnings (deficit)               (93,776,000)     (54,425,000)
                                            ------------     ------------
                                              26,243,000       63,784,000
                                            ------------     ------------

                                            $147,593,000     $178,133,000
                                            ============     ============

See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                           THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                          ----------------------------------   --------------------------------
                                                1995               1994              1995             1994
                                          -----------------   --------------   ----------------   -------------
                                                     (Unaudited)                         (Unaudited)
Revenues
 Rent from Racetrack                          $    375,000    $           -       $  9,227,000      $10,852,000
 Shopping centers                                4,739,000        3,958,000         12,628,000       10,927,000
 Office buildings                                1,050,000        1,107,000          3,075,000        3,237,000
 Apartments and industrial                               -          848,000                  -        4,916,000
 Interest and other                                603,000          631,000          1,699,000        1,417,000
                                              ------------      -----------       ------------      -----------
                                                 6,767,000        6,544,000         26,629,000       31,349,000
                                              ------------      -----------       ------------      -----------

Costs and expenses
 Shopping centers                                1,868,000        1,670,000          4,551,000        3,990,000
 Office buildings                                  482,000          491,000          1,207,000        1,329,000
 Apartments and industrial                               -           95,000                  -        1,585,000
 Depreciation and amortization                   1,305,000        1,192,000          4,364,000        4,672,000
 General and administrative                      1,229,000          832,000          2,725,000        2,622,000
 Interest and other                              2,407,000        2,326,000          7,258,000        7,105,000
 Costs of equity offering                                -                -            700,000                -
 Card club option write-off                      2,000,000                -          2,000,000                -
 Program for disposition of non-core
   real estate assets                           34,500,000                -         34,500,000                -
 Losses from unconsolidated joint
    ventures                                       569,000          445,000          1,760,000        1,340,000
 Minority interest in earnings of
    consolidated joint ventures                     76,000          389,000            110,000        1,148,000
                                              ------------      -----------       ------------      -----------
                                                44,436,000        7,440,000         59,175,000       23,791,000
                                              ------------      -----------       ------------      -----------
Net income (loss)                             $(37,669,000)     $  (896,000)      $(32,546,000)     $ 7,558,000
                                              ============      ===========       ============      ===========
Weighted average number of common
 shares outstanding                             11,383,000       11,256,353         11,307,383       11,256,353
                                              ============      ===========       ============      ===========

Net income (loss) per common share            $      (3.31)     $      (.08)      $      (2.88)     $       .67
                                              ============      ===========       ============      ===========

Dividends declared per common share           $        .20      $       .20       $        .60      $       .74
                                              ============      ===========       ============      ===========

See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                       1995            1994
                                                                   ------------    ------------
                                                                           (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                                $(32,546,000)   $  7,558,000
  Adjustments to reconcile net income to net
     cash provided by operating activities:                           4,364,000       4,672,000
       Depreciation and amortization
       Minority interest in earnings of
         consolidated joint ventures                                    110,000       1,148,000
       Equity in losses of unconsolidated joint ventures              1,760,000       1,340,000
       Equity in earnings from investment in
         Pacific Gulf Properties Inc.                                  (261,000)        (86,000)
       Card club option write-off                                     2,000,000               -
       Program for disposition of non-core real estate assets        34,500,000               -
       Net (increase) decrease in certain other assets                 (274,000)      1,712,000
       Net decrease in certain other liabilities                       (248,000)     (1,586,000)
                                                                   ------------    ------------
  Net cash provided by operating activities                           9,405,000      14,758,000
                                                                   ------------    ------------
Cash flows from investing activities:
  Proceeds from disposition of multifamily and                                -      44,425,000
     industrial operations
  Payments received on loans receivable                                  94,000         272,000
  Origination of loans receivable                                       (27,000)        (15,000)
  Additions and improvements to real estate assets                   (3,226,000)    (11,644,000)
  Additions to certain other assets                                  (4,055,000)              -
  Investments in and advances to unconsolidated joint ventures       (1,960,000)     (1,287,000)
  Capital distributions from unconsolidated joint ventures            1,129,000         549,000
  Dividends received from Pacific Gulf Properties Inc.                  918,000          86,000
                                                                   ------------    ------------
  Net cash (used in) provided by investing activities                (7,127,000)     32,386,000
                                                                   ------------    ------------

Cash flows from financing activities:
  Proceeds from real estate loans payable                                     -      21,077,000
  Proceeds from bank loans payable                                    4,400,000               -
  Repayment of real estate loans payable                               (982,000)       (423,000)
  Repayment of bank loans payable                                             -     (47,034,000)
  Increase (decrease) in due to Operating Company                     1,604,000        (842,000)
  Net decrease in certain other liabilities                            (275,000)     (3,441,000)
  Dividends paid                                                     (6,779,000)     (9,866,000)
  Issuance of common stock from restricted stock awards                  13,000               -
  Distributions to minority interest in
   consolidated joint ventures, net                                    (102,000)     (1,013,000)
                                                                   ------------    ------------
  Net cash used in financing activities                              (2,121,000)    (41,542,000)
                                                                   ------------    ------------
Net increase in cash and cash equivalents                               157,000       5,602,000

Cash at beginning of year                                             5,431,000       7,633,000
                                                                   ------------    ------------

Cash and cash equivalents at September 30,                         $  5,588,000    $ 13,235,000
                                                                   ============    ============

See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                           SEPTEMBER 30,    DECEMBER 31,
                                                1995            1994
                                           --------------   -------------
                                            (Unaudited)
ASSETS
Current assets
   Cash                                     $     11,000    $  7,243,000
   Short-term investments, at cost
    (approximates market)                      4,686,000       5,600,000
   Accounts receivable                         1,440,000       2,382,000
   Prepaid expenses and other assets             356,000       1,043,000
                                            ------------    ------------
       Total current assets                    6,493,000      16,268,000

Investment in common stock of Realty           2,122,000       2,122,000
Property, plant and equipment, less
 accumulated depreciation of $25,981,000
 and $23,093,000                              19,824,000      19,466,000
Due from Realty                                  863,000       1,056,000
                                            ------------    ------------

                                            $ 29,302,000    $ 38,912,000
                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                         $  4,048,000    $ 10,800,000
   Other liabilities                           9,078,000      10,591,000
   Bank loans payable                            849,000         794,000
                                            ------------    ------------
       Total current liabilities              13,975,000      22,185,000

Bank loans payable                             1,091,000       1,735,000
Deferred revenues                                801,000       2,427,000
Deferred income taxes                          3,565,000       3,565,000
                                            ------------    ------------
                                              19,432,000      29,912,000
                                            ------------    ------------

Shareholders' equity
   Preferred stock, $.10 par value;
    authorized 6,000,000
    shares; none issued                                -               -
   Common stock, $.10 par value;
    authorized 19,000,000
    shares; issued and outstanding
    11,270,500 and 11,143,853 shares           1,127,000       1,114,000
   Additional paid-in capital                 20,736,000      20,596,000
   Unearned compensation expense              (1,494,000)              -
   Retained earnings (deficit)               (10,499,000)    (12,710,000)
                                            ------------    ------------
                                               9,870,000       9,000,000
                                            ------------    ------------

                                            $ 29,302,000    $ 38,912,000
                                            ============    ============

See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                        THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                        ---------------------------------   --------------------------------
                                              1995              1994             1995             1994
                                        ----------------   --------------   --------------   ---------------
                                                   (Unaudited)                        (Unaudited)

Revenues
 Wagering commissions                       $ 3,003,000       $ 2,301,000      $37,449,000      $34,987,000
 Admission related                            3,122,000         3,172,000       19,228,000       19,866,000
 Interest and other                             136,000           126,000          537,000          506,000
                                            -----------       -----------      -----------      -----------
                                              6,261,000         5,599,000       57,214,000       55,359,000
                                            -----------       -----------      -----------      -----------

Costs and expenses
 Horse racing operating costs                 4,944,000         4,970,000       37,976,000       38,597,000
 Depreciation and amortization                  233,000           157,000        2,888,000        2,355,000
 General and administrative                     686,000           342,000        4,775,000        4,401,000
 Interest                                       130,000           120,000          308,000          338,000
 Costs of equity offering                             -                 -           50,000                -
 Rental expense to Realty                       375,000                 -        9,006,000       10,563,000
                                            -----------       -----------      -----------      -----------
                                              6,368,000         5,589,000       55,003,000       56,254,000
                                            -----------       -----------      -----------      -----------

Net income (loss)                           $  (107,000)      $    10,000      $ 2,211,000      $  (895,000)
                                            ===========       ===========      ===========      ===========

Weighted average number of common
 shares outstanding                          11,270,500        11,143,853       11,194,883       11,142,428
                                            ===========       ===========      ===========      ===========

Net income (loss) per common share          $      (.01)      $         -      $       .20      $      (.08)
                                            ===========       ===========      ===========      ===========

See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                  1995           1994
                                                              ------------   -------------
                                                                       (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                            $ 2,211,000    $   (895,000)
  Adjustments to reconcile net income (loss) to net
     cash used in operating activities:                          2,888,000       2,355,000
       Depreciation and amortization
       Amortization of unearned compensation expense               469,000               -
       Net decrease in certain other assets                      1,629,000       2,550,000
       Net decrease in certain other liabilities                (9,904,000)    (11,515,000)
                                                               -----------    ------------
  Net cash used in operating activities                         (2,707,000)     (7,505,000)
                                                               -----------    ------------
Cash flows from investing activities:
  Additions to property, plant and equipment                    (3,246,000)     (1,697,000)
  Decrease in investment in common stock of Realty                       -          57,000
                                                               -----------    ------------
  Net cash used in investing activities                         (3,246,000)     (1,640,000)
                                                               -----------    ------------
Cash flows from financing activities:
  Repayment of bank loans payable                                 (589,000)       (538,000)
  (Increase) decrease in due from Realty                        (1,604,000)        842,000
  Issuance of stock from stock options                                   -           4,000
                                                               -----------    ------------
  Net cash (used in) provided by financing activities           (2,193,000)        308,000
                                                               -----------    ------------
Net decrease in cash and cash equivalents                       (8,146,000)     (8,837,000)

Cash and cash equivalents at beginning of year                  12,843,000      14,388,000
                                                               -----------    ------------

Cash and cash equivalents at September 30,                     $ 4,697,000    $  5,551,000
                                                               ===========    ============

See accompanying notes.

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - INTERIM PERIOD ACCOUNTING POLICY

       Operating Company records daily revenues associated with thoroughbred horse racing at Santa Anita Racetrack as they are received and season admissions are recorded ratably over the racing season. Costs and expenses associated with thoroughbred horse racing revenues are charged against income in those interim periods in which the thoroughbred horse racing revenues are recognized. Other costs and expenses are recognized as they actually occur throughout the year. The rental fee paid by Operating Company to Realty is recognized by both Realty and Operating Company as it is earned. Certain prior period amounts have been reclassified to conform to current period presentation.

       In the opinion of management, all adjustments (including normal recurring items) considered necessary for the fair presentation of the Companies' financial position, results of operations and cash flows have been included.

NOTE 2 - INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

       Realty's investments in unconsolidated joint ventures include investments in the following commercial real estate ventures at September 30, 1995:

                        NAME             OWNERSHIP       PROJECT
                -------------------    -----------   -------------
                Joppa Associates         33-1/3%     Retail
                H-T Associates             50%       Regional Mall

       Realty owns a 50% interest in H-T Associates, whose only asset is a 65% ownership interest in a regional mall, effectively giving Realty a 32.5% ownership interest.

       Combined condensed financial statement information for unconsolidated joint ventures as of September 30, 1995 and December 31, 1994, and for the nine months ended September 30, 1995 and 1994, is as follows:

                                          SEPTEMBER 30,    DECEMBER 31,
                                              1995            1994
                                         --------------   -------------
                                           (Unaudited)

Real estate assets                        $203,768,000     $207,775,000
                                          ============     ============
Liabilities
  Secured real estate loans               $181,136,000     $181,136,000
  Other                                      4,561,000        5,548,000
                                          ------------     ------------
                                          $185,697,000     $186,684,000
                                          ============     ============

Partners' equity
  Realty                                  $  9,725,000     $ 10,654,000
  Others                                     8,346,000       10,437,000
                                          ------------     ------------
                                          $ 18,071,000     $ 21,091,000
                                          ============     ============


                 NINE MONTHS ENDED SEPTEMBER 30,
                     1995              1994
                ---------------   ---------------
                            (Unaudited)

Revenues           $16,464,000       $15,890,000
                   ===========       ===========

Net Loss
    Realty         $(1,760,000)      $(1,340,000)
    Others          (2,170,000)         (961,000)
                   -----------       -----------
                   $(3,930,000)      $(2,301,000)
                   ===========       ===========

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

    As of September 30, 1995, Realty owned 16.3% of Pacific's common stock and accounted for its investment by the equity method of accounting. The closing price of Pacific's common stock on the American Stock Exchange, on September 29, 1995 was $16.25 per share.

    Financial information relating to Pacific, which is a separate public company, is available from the Securities and Exchange Commission (Commission file number 1-12546).

NOTE 4 - DISPOSITION OF NON-CORE REAL ESTATE ASSETS

    During the quarter ended September 30, 1995, Realty adopted a plan to dispose of its non-core real estate assets and, accordingly, reduced the book value of these assets to their estimated realizable values, resulting in a one-time charge of $34,500,000. The disposition plan will be undertaken in an orderly manner and was influenced by Realty's increased focus on the development of its Arcadia property. The assets to be disposed of have an adjusted carrying value of $32,690,000 and consist of six neighborhood shopping centers located in Southern California and Arizona; commercial office buildings in Santa Ana and Upland, California; and an investment in Joppa Associates, a partnership which owns a vacant retail facility and undeveloped land adjacent to the Towson Town Center regional shopping center in Maryland. Also included in the one-time charge was a $1,500,000 reserve against an under collateralized note receivable which was required to state the receivable at net realizable value. Included in the results of operations for the nine months ended September 30, 1995 is a loss of $848,000 relating to the non-core real estate assets.

NOTE 5 - CARD CLUB WRITE-OFFS

    On August 5, 1995, the management of Bell Jackpot Casino, which was not affiliated with Realty, citing intense competition from larger and more established nearby card clubs, closed the Bell Jackpot Casino, in Bell, California. As a result of this action, during the 1995 third quarter, Realty wrote-off the $2,000,000 it paid for an option to acquire a 50% interest in the operation of the casino. Additionally, in the 1995 third quarter, Realty charged $480,000 of development costs for the proposed Irwindale Palace Casino, in Irwindale, California, to general and administrative expense. Realty discontinued its involvement in the card club following the defeat of an October 24, 1995 Irwindale ballot measure to permit card clubs in Irwindale.

NOTE 6 - SUBSEQUENT EVENT

    On November 6, 1995, Realty completed an early and reduced payoff of $11,600,000 of secured debt on the Civic Center Office Building, in Santa Ana, California. The early payoff of $7,500,000 was based on mutual agreement with the lender and will result in an extraordinary gain on the early extingushment of debt in the 1995 fourth quarter of $4,100,000.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE SANTA ANITA COMPANIES

    The Companies' results of operations for the three months and nine months ended September 30, 1995 reflect several non-recurring charges. Management believes that income before non-recurring items provides a supplemental measure of the results of operations of the Companies during these periods. Income before non-recurring items reconciles to net income as follows:

                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                SEPTEMBER 30,                         SEPTEMBER 30,
                                         ---------------------------           ---------------------------
                                             1995             1994                 1995            1994
                                         ------------      ---------           ------------     ----------
                                                (Unaudited)                           (Unaudited)
Income (loss) before non-recurring
 items                                   $ (1,255,000)     $(866,000)          $  7,409,000     $6,690,000
Non-recurring items:
  Costs of equity offering                          -              -               (750,000)             -
  Card club option write-off               (2,000,000)             -             (2,000,000)             -
  Program for disposition of
    non-core real estate assets           (34,500,000)             -            (34,500,000)             -
  Write-down of turf course                         -              -               (432,000)             -
                                         ------------      ---------           ------------     ----------

Net income (loss) as reported            $(37,755,000)     $(866,000)          $(30,273,000)    $6,690,000
                                         ============      =========           ============     ==========

Net income (loss) per common share
  Before non-recurring items             $       (.11)     $    (.08)          $        .66     $      .60
                                         ============      =========           ============     ==========

  As reported                            $      (3.35)     $    (.08)          $      (2.70)    $      .60
                                         ============      =========           ============     ==========

SANTA ANITA REALTY ENTERPRISES, INC.

    Realty is principally engaged in investing and holding real property.

    The following narrative discusses Realty's results of operations for the third quarter and the nine months ended September 30, 1995 and 1994, together with liquidity and capital resources as of September 30, 1995.

    RESULTS OF OPERATIONS - THIRD QUARTER 1995 COMPARED WITH THIRD QUARTER 1994

    Realty's revenues are derived principally from the rental of real property. Total revenues for the three months ended September 30, 1995 were $6,767,000 compared with $6,544,000 for the three months ended September 30, 1994, an increase of 3.4%. The higher 1995 revenues were due primarily to an increase in Racetrack rental revenues and rental revenues from other properties, partially offset by lower revenues due to Realty selling its multifamily and industrial operations to Pacific Gulf Properties Inc. ("Pacific"), formerly a wholly-owned subsidiary, in 1994.

    For the full year, the single most significant source of rental revenue is the lease of Santa Anita Racetrack. Racetrack rental revenues for the 1995 third quarter were $375,000, compared with no revenues in 1994. The increase in rental revenues resulted primarily from new lease terms with LATC, whereby Realty now receives rental revenues from satellite wagering on races originating at certain other racetracks. The lease with LATC for the Santa Anita Racetrack expired in December 1994 and was amended and extended for an additional five years. Under the new lease terms, Realty receives 1.5% of on-track wagering on live races at Santa Anita Racetrack and 26.5% of wagering commissions from satellite wagering on races originating at Santa Anita Racetrack and on races originating from certain other racetracks. Under the old

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

SANTA ANITA REALTY ENTERPRISES, INC. (Continued)

    RESULTS OF OPERATIONS - THIRD QUARTER 1995 COMPARED WITH THIRD QUARTER 1994 (Continued)

lease, Realty received the same 1.5% of on-track wagering on live races at Santa Anita Racetrack and 40% of wagering commissions from satellite wagering only on races originating at Santa Anita Racetrack. During the 1995 and 1994 third quarters there was no live racing at Santa Anita Racetrack.

    Rental revenues from other real estate investments for the 1995 third quarter were $5,789,000, a decrease of 2.1% from revenues of $5,913,000 in the 1994 third quarter. The decrease in 1995 was due to the 1994 sale of Realty's multifamily and industrial operations, partially offset by a 14.3% increase in rental revenues from other properties.

    Costs and expenses for 1995, excluding non-recurring items totaling $36,500,000, were $7,936,000, an increase of 6.7% over costs and expenses of $7,440,000 in 1994. The increase was primarily due to the write-off of card club development costs of $480,000 in 1995

    RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH
        NINE MONTHS ENDED SEPTEMBER 30, 1994

    Total revenues for the nine months ended September 30, 1995 were $26,629,000, compared with $31,349,000 for the nine months ended September 30, 1994, a decrease of 15.1%. The lower 1995 revenues were due primarily to Realty selling its multifamily and industrial operations to Pacific Gulf Properties Inc., formerly a wholly-owned subsidiary, in 1994 and to a decrease in racetrack rental revenues.

    Racetrack rental revenues for 1995 were $9,227,000, a decrease of 15.0% from revenues of $10,852,000 in 1994. The decrease in rental revenues resulted primarily from new lease terms with LATC and one fewer racing day in 1995, partially offset by an increase in average daily wagering.

    Rental revenues from other real estate investments for the 1995 nine months were $15,703,000 a decrease of 17.7% from revenues of $19,080,000 in the 1994 period. The decrease in 1995 was due to the 1994 sale of Realty's multifamily and industrial operations, partially offset by a 10.9% increase in rental revenues from other properties.

    Costs and expenses for 1995, excluding non-recurring items totaling $37,200,000, were $21,975,000, a decrease of 7.6% from costs and expenses of $23,791,000 in 1994. The decrease resulted primarily from the sale of Realty's multifamily and industrial operations and a decrease in minority interest in earnings of consolidated joint ventures.

    LIQUIDITY AND CAPITAL RESOURCES

    Realty has funds available from a combination of short- and long-term sources. Short-term sources included cash and short-term investments of $5,588,000 at September 30, 1995.

    The net increase in cash and cash equivalents for the nine months ended September 30, 1995 was $157,000 compared with an increase in cash and equivalents of $5,602,000 in the 1994 nine months. The decline in the increase in cash and equivalents of $5,445,000 was attributable to a decrease of $5,353,000 in cash provided by operating activities, and a decrease of $39,513,000 in cash provided by investing activities, offset by a decrease of $39,421,000 in cash used in financing activities.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

SANTA ANITA REALTY ENTERPRISES, INC. (Continued)

    LIQUIDITY AND CAPITAL RESOURCES (Continued)

The decrease in cash provided by operating activities of $5,353,000 in 1995 was primarily due to a decrease in apartment and industrial operating income of $3,331,000, due to the sale of the multifamily and industrial operations in 1994, a decrease in racetrack rental revenues of $1,625,000 in 1995, due to new lease terms with LATC and $700,000 of equity offering costs and $480,000 of Irwindale development costs charged to 1995 operating earnings. These decreases in cash provided were partially offset by an increase in shopping center operating income of $1,140,000 in 1995.

    The decrease in cash provided by investing activities of $39,513,000 in 1995 is primarily due to proceeds from the disposition of the multifamily and industrial operations of $44,425,000 in 1994 and an increase in additions to other assets of $4,055,000 in 1995, primarily the purchase of the option on the Bell Casino and expenditures associated with the development of the Santa Anita Entertainment Center. These decreases in cash provided were partially offset by a decrease in real estate additions of $8,418,000 in 1995, primarily due to completion of the Fashion Park expansion in the fall of 1994 and to the increase in dividends received from Pacific Gulf Properties Inc., of $832,000 in 1995.

    The decrease in cash used in financing activities of $39,421,000 in 1995 is primarily due to the repayment of bank loans payable of $47,034,000 in 1994, primarily from proceeds from the disposition of the multifamily and industrial operations. Other decreases in cash used included additional borrowings of $4,400,000 in 1995 under the revolving credit agreement, a decrease in certain other liabilities of $3,166,000 in 1995, primarily the repayment of Fashion Park partnership advances, a decrease in dividends paid of $3,087,000 in 1995 and an increase in intercompany payables of $2,446,000 in 1995. These decreases in cash used were partially offset by proceeds from real estate loans payable of $21,077,000 in 1994 related to the construction loan on the Fashion Park expansion.

    At September 30, 1995, Realty's investment in Pacific common stock totaled 784,419 shares, was carried at $12,168,000 and had a current annual dividend rate of $1.56 per share.

    At September 30, 1995, Realty had borrowed $9,200,000 under it s
$30,000,000 one-year credit facility with a commercial bank. Borrowings bear interest at Realty's option, at the prime rate, at LIBOR plus 1%, or at the six-month certificate of deposit rate plus 1%. At September 30, 1995, Realty was not in compliance with certain covenants of the credit facility due to the adjustment for the program for disposition of non-core real estate assets. The credit facility, scheduled to expire in November, has been extended one month to December 11, 1995. Realty is currently negotiating a new revolving credit facility.

    During the quarter ended September 30, 1995, Realty adopted a plan to dispose of non-core real estate assets as part of a long-term program to build shareholder value though the development of its prime Arcadia property. The disposition program, to be undertaken in an orderly manner, is expected to produce improved cash flow and net income, as well as, upon completion, reduce total debt by approximately $37 million. Reflecting the planned sale of these non-core properties, Realty has taken in the third quarter ended September 30, 1995, a one-time non-cash charge of $34,500,000 or $3.06 per share. The charge reduces the book value of these assets, all of which were acquired during the 1980s, to estimated realizable value. Realty's core real estate assets, principally located at Santa Anita Park in Arcadia, are included in its financial statements at historic book values which are significantly below current values.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

SANTA ANITA REALTY ENTERPRISES, INC. (Continued)

    LIQUIDITY AND CAPITAL RESOURCES (Continued)

    The non-core properties being disposed include: six neighborhood shopping centers located in Southern California and Arizona; commercial office buildings in Santa Ana and Upland, California; and a partnership interest in Joppa Associates, which owns a vacant retail building and a parcel of undeveloped land adjacent to the Towson Town Center in Maryland. Realty will retain its 32.5% interest in the Towson Town Center regional shopping mall.

    On November 6, 1995, Realty completed an early and reduced payoff of $11,600,000 of secured debt on the Civic Center Office Building, in Santa Ana, California. The early payoff of $7,500,000 was based on mutual agreement with the lender and will result in an extraordinary gain on the early extingushment of debt in the 1995 fourth quarter of $4,100,000.

SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

    Operating Company is engaged in thoroughbred horse racing through its wholly-owned subsidiary, Los Angeles Turf Club, Incorporated ("LATC"), which leases the Santa Anita Racetrack ("Santa Anita") from Realty.

    The following narrative discusses Operating Company's results of operations for the third quarter and nine months ended September 30, 1995 and 1994 together with liquidity and capital resources as of September 30, 1995.

    RESULTS OF OPERATIONS - THIRD QUARTER 1995 COMPARED WITH THIRD QUARTER 1994

    Horse racing revenues increased by 11.9% growing from $5,473,000 in the third quarter of 1994 to $6,125,000 in the third quarter of 1995 due to an increase in the supplemental rent from Oaktree Racing Association for its year ended May 31, 1995.

    In the third quarter ended September 30, Santa Anita Racetrack operated 20 days in 1995 and 1994 as a satellite wagering facility for Hollywood Park. Total and average daily attendance as a satellite wagering facility were up 1.2%, in the third quarter of 1995 compared with the year ago period. Total and average daily wagering were up 1.4%, for the third quarter of 1995 compared with the year ago period.

    Also, in the third quarter ended September 30, Santa Anita Racetrack operated 43 days in 1995 and 1994 as a satellite wagering facility for Del Mar. Total and average daily attendance as a satellite wagering facility were down 5.7%, in the third quarter of 1995 compared with the year ago period. Total and average daily wagering were down 1.0%, for the third quarter of 1995 compared with the year ago period.

    Horse racing operating costs were $4,944,000 (or 80.7% of horse racing revenues) in the third quarter of 1995 versus $4,970,000 (or 90.8% of horse racing revenues) in the comparable period in 1994.

    Depreciation expense in the third quarter of 1995 was $233,000 up 48.4% from $157,000 in 1994. General and administrative expenses were $686,000 in the third quarter of 1995, up 100% from $342,000 in the comparable year ago period, primarily due to the non cash charge resulting from the amortization of unearned compensation expense. Interest increased to $130,000 in the third quarter of 1995 from $120,000 in 1994.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES (Continued)

    RESULTS OF OPERATIONS - THIRD QUARTER 1995 COMPARED WITH THIRD QUARTER 1994 (Continued)

    Rental expense to Realty was $375,000 for the third quarter of 1995 compared with no expense in 1994. The rental expense increase reflects the new lease terms with Realty. Under the new lease terms, LATC pays to Realty 1.5% of the on-track wagering on live races at Santa Anita Racetrack and 26.5% of its wagering commissions from all satellite wagering. The old lease required LATC to pay Realty the same 1.5% of the on-track wagering on live races at Santa Anita Racetrack but required 40% its wagering commissions from satellite wagering during the live race meets.

    Due to the revenue and expense items previously discussed, Operating
Company reported a net loss of $107,000 or $(.01) per share for the three months ended September 30, 1995, compared with net income of $10,000 or $.00 per share for the comparable period in 1994.

    RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH
            NINE MONTHS ENDED SEPTEMBER 30, 1994

    Horse racing revenues increased by 3.3%, growing from $54,853,000 in the first nine months of 1994 to $56,677,000 in the first nine months of 1995 due to an increase in total wagering, partially offset by revenue declines from fewer race days and lower on-track attendance. Total wagering from all sources in the first nine months of 1995 increased 7.2% and average daily wagering increased 8.9%.

    Total wagering and average daily wagering from live racing events during the first nine months of 1995 increased 8.3% and 10.9% compared with the same period last year. These increases were attributable to increased wagering at Southern California satellite locations (up 5.9%), at Northern California locations (up 153.0%) and at out-of-state locations (up 8.3%). However, on-track wagering decreased 9.4%, total on-track attendance at live racing events decreased 9.1% and average daily attendance decreased 6.9% during the same period. Management believes that these declines resulted from inclement weather during much of the first quarter, which caused the cancellation of three full race days in January (although the races lost in two of the canceled race days were "made up" by running an additional race on certain other race days) as well as the general trend toward satellite wagering. Live thoroughbred horse racing at Santa Anita Racetrack totaled 83 days in the first nine months of 1995 compared with 85 days in the first nine months of 1994.

    Also, for the nine months ended September 30, Santa Anita Racetrack operated 110 days in 1995 and 111 days in 1994 as a satellite wagering facility for Hollywood Park and Del Mar. Total and average daily attendance as a satellite wagering facility were down 3.7% and 2.8% in the first nine months of 1995 compared with the year ago period. Total and average daily wagering were up 1.1% and 2.0%, in the first nine months of 1995 compared with the year ago period.

    Horse racing operating costs were $37,976,000 (or 67.0% of horse racing revenues) in the first nine months of 1995 versus $38,597,000 (or 70.4% of horse racing revenues) in the comparable period in 1994. The decrease in horse racing operating costs, both on an absolute dollar basis and as a percentage of horse racing revenues, resulted from fewer race days in 1995.

    Depreciation expense in the first nine months of 1995 was $2,888,000 in 1995, up 22.6% from $2,355,000 in 1994. The $533,000 increase in depreciation expense was due primarily to the accelerated depreciation charge on the Santa Anita Racetrack turf course, which was replaced in the second quarter of 1995. General and administrative expenses were $4,775,000 in the first nine months of 1995, up 8.5% from $4,401,000 in the comparable year ago period. Interest expense decreased to $308,000 in the first nine months of 1995 from $338,000 in 1994.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES (Continued)

    RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH
            NINE MONTHS ENDED SEPTEMBER 30, 1994 (Continued)

    Rental expense to Realty was $9,006,000 for the first nine months of 1995 compared with $10,563,000 reported in 1994. The decrease in rental expense of 14.7% reflects the new lease terms with Realty. Under the new lease terms, LATC pays to Realty 1.5% of the on-track wagering on live races at Santa Anita Racetrack and 26.5% of its wagering commissions from all satellite wagering. The old lease required LATC to pay Realty the same 1.5% of the on-track wagering on live races at Santa Anita Racetrack but required 40% of its wagering commissions from satellite wagering during the live race meets.

    Due to the revenue and expense items previously discussed, Operating
Company reported net income of $2,211,000 or $.20 per share for the nine months ended September 30, 1995, compared with a net loss of $895,000 or $.08 per share for the comparable period in 1994.

    SEASONALITY

    Operating Company's operations are subject to seasonal fluctuations. Operating Company recognizes the majority of its revenues in the first quarter due to live racing activity at Santa Anita. Therefore, the results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

    LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1995, Operating Company's sources of liquidity included cash and short-term investments of $4,697,000 and an unsecured line of credit with Realty of $10,000,000, of which $1,940,000 was utilized in connection with a guarantee of a capital lease. Operating Company's ability to utilize Realty's line of credit is dependent upon Realty's liquidity and capital resources. (See
Item 2. "Managements' Discussion and Analysis of Financial Condition and Results of Operations - Santa Anita Realty Enterprises, Inc. - Liquidity and Capital Resources"). For the three and nine months ended September 30, 1995, short-term investments earned interest income of $112,000 and $466,000.

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

    Operating Company generated $4,798,000 more cash from operations for the nine months ended September 30, 1995 than for the comparable period last year. Net cash used in operating activities was $2,707,000 for the first nine months of 1995 versus $7,505,000 in the comparable period in 1994. The increase in cash from operations was primarily due to increased revenues and lower operating expenses associated with horse racing operations and the non cash charge resulting form the amortization of unearned compensation expense.

    Net cash used in investment activities was $3,246,000 for the first nine months of 1995 versus $1,640,000 in the comparable period in 1994. The $1,606,000 increase in cash used in investment activities was attributable to a higher level of capital improvements at Santa Anita Racetrack.

    The change from cash provided by financing activities in 1994 of $308,000 to cash used in financing activities in 1995 of $2,193,000 was primarily due to borrowings from Realty to finance common stock purchases used for restricted stock awards.

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                   FOR THE QUARTER ENDING SEPTEMBER 30, 1995


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:


     Exhibit
     Number
     -------

        3.3 Bylaws of Santa Anita Realty Enterprises, Inc., as amended through October 1995

        3.4 Bylaws of Santa Anita Operating Company, as amended through October 1995

       27(a)   Financial Data Schedule for Santa Anita Realty Enterprises, Inc.

       27(b)   Financial Data Schedule for Santa Anita Operating Company

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Realty and Operating Company have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


SANTA ANITA REALTY ENTERPRISES, INC.   SANTA ANITA OPERATING COMPANY


By:  SHERWOOD C. CHILLINGWORTH         By:  STEPHEN F. KELLER
     -----------------------------          ---------------------------------
     Sherwood C. Chillingworth              Stephen F. Keller
     Vice Chairman of the Board             Chairman of the Board, President
     and Chief Executive Officer            and Chief Executive Officer
     (Principal Executive Officer)          (Principal Executive Officer)

     Date:  November 9, 1995                Date:  November 9, 1995



By:  BRIAN L. FLEMING                  By:  RICHARD D. BRUMBAUGH
     -----------------------------          ---------------------------------
     Brian L. Fleming                       Richard D. Brumbaugh
     Executive Vice President and           Vice President-Finance and
     Chief Financial Officer                Chief Financial Officer
     (Principal Financial and               (Principal Financial and
     Accounting Officer)                    Accounting Officer)

     Date:  November 9, 1995                Date:  November 9, 1995