Form 10-K
period 1995-12-31
SANTA ANITA OPERATING CO; SANTA ANITA REALTY ENTERPRISES INC
filed 1996-04-01
CIK 313749, 314661

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
                               ----------------
(MARK ONE)
[X]JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
  FOR THE TRANSITION PERIOD FROM                      TO
    COMMISSION FILE NUMBER 0-9109            COMMISSION FILE NUMBER 0-9110
                                             SANTA ANITA OPERATING COMPANY
 SANTA ANITA REALTY ENTERPRISES, INC.         (EXACT NAME OF REGISTRANT AS
     (EXACT NAME OF REGISTRANT AS              SPECIFIED IN ITS CHARTER)
      SPECIFIED IN ITS CHARTER)                         DELAWARE
                                            (STATE OR OTHER JURISDICTION OF
               DELAWARE                      INCORPORATION OR ORGANIZATION)
   (STATE OR OTHER JURISDICTION OF
    INCORPORATION OR ORGANIZATION)                     95-3419438
                                          (I.R.S. EMPLOYER IDENTIFICATION NO.)
              95-3520818
 (I.R.S. EMPLOYER IDENTIFICATION NO.)
                                               285 WEST HUNTINGTON DRIVE
 301 WEST HUNTINGTON DRIVE, SUITE 405          ARCADIA, CALIFORNIA 91007
      ARCADIA, CALIFORNIA 91007             (ADDRESS OF PRINCIPAL EXECUTIVE
   (ADDRESS OF PRINCIPAL EXECUTIVE            OFFICES INCLUDING ZIP CODE)
     OFFICES INCLUDING ZIP CODE)                     (818) 574-7223
                                            (REGISTRANT'S TELEPHONE NUMBER,
            (818) 574-5550                        INCLUDING AREA CODE)
   (REGISTRANT'S TELEPHONE NUMBER,
         INCLUDING AREA CODE)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
 SANTA ANITA REALTY ENTERPRISES, INC.        SANTA ANITA OPERATING COMPANY
     COMMON STOCK $.10 PAR VALUE              COMMON STOCK $.10 PAR VALUE
           (TITLE OF CLASS)                         (TITLE OF CLASS)
                                                NEW YORK STOCK EXCHANGE
       NEW YORK STOCK EXCHANGE              (NAME OF EACH EXCHANGE ON WHICH
   (NAME OF EACH EXCHANGE ON WHICH                    REGISTERED)
             REGISTERED)

 SANTA ANITA REALTY ENTERPRISES, INC.
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
   PREFERRED STOCK PURCHASE RIGHTS
           (TITLE OF CLASS)
                 NONE                                     NONE
        (TITLE OF EACH CLASS)                    (TITLE OF EACH CLASS)
       NEW YORK STOCK EXCHANGE

    (NAME OF EACH EXCHANGE ON WHICH
              REGISTERED)
  Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes   X   No
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]
  The aggregate market value of the paired voting stock of Santa Anita Realty Enterprises, Inc. and of Santa Anita Operating Company held by nonaffiliates on March 15, 1996 was $145,598,000.
  Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the close of business on March 15, 1996:

      Santa Anita Realty Enterprises, Inc.             Common Stock 11,383,000
      Santa Anita Operating Company                    Common Stock 11,270,500

                      DOCUMENTS INCORPORATED BY REFERENCE
  The following document is incorporated by reference in Part III of this
Joint Annual Report on Form 10-K: Joint proxy statement for the annual meetings of shareholders of Santa Anita Realty Enterprises, Inc. and Santa
Anita Operating Company to be held on May 7, 1996.
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I....................................................................   3
  Item 1.Business.........................................................   3
    Introduction..........................................................   3
    General...............................................................   3
    Realty................................................................   5
      Summary Financial Information.......................................   5
      Real Estate Investments and Policies................................   6
      Santa Anita Racetrack...............................................   7
      Regional Malls......................................................   8
        Santa Anita Fashion Park..........................................   8
        Towson Town Center................................................   9
      Neighborhood Shopping Centers.......................................   9
      Office Buildings....................................................   9
      Land................................................................   9
      Pacific Gulf Properties Inc.........................................   9
      Management of Properties............................................  10
      Competitive and Other Conditions....................................  10
      Environmental Matters...............................................  10
      Employees...........................................................  11
      Seasonal Variations in Business.....................................  11
    Operating Company.....................................................  11
      Santa Anita Racetrack...............................................  12
        Wagering Commissions..............................................  12
          On-Track Wagering...............................................  13
          Satellite Wagering--Southern California.........................  13
          Satellite Wagering--Northern California.........................  13
          Satellite Wagering--Out-of-State (Commingled Pools).............  13
          Satellite Wagering--Out-of-State (Separate Pools)...............  13
      Competitive and Other Conditions....................................  17
      Dependence on Limited Number of Customers...........................  17
      Employee and Labor Relations........................................  17
      Seasonal Variations in Business.....................................  18
    Income Tax Matters....................................................  18
  Item 2.Properties.......................................................  20
  Item 3.Legal Proceedings................................................  20
  Item 4.Submission of Matters to a Vote of Security Holders..............  20
  Item 4a. Executive Officers of Operating Company and Realty.............  20
PART II...................................................................  22
  Item 5.Market for the Registrants' Common Equity and Related Shareholder
        Matters...........................................................  22
  Item 6.Selected Financial Data..........................................  23
  Item 7.Managements' Discussion and Analysis of Financial Condition and
        Results of Operations.............................................  26
  Item 8.Financial Statements and Supplementary Data......................  32
  Item 9.Disagreements on Accounting and Financial Disclosure.............  32
PART III..................................................................  33
PART IV...................................................................  33
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
        K.................................................................  33
SIGNATURES................................................................  34
INDEX TO FINANCIAL STATEMENTS.............................................  36
INDEX TO FINANCIAL STATEMENT SCHEDULES....................................  37
EXHIBIT INDEX.............................................................  99

                     SANTA ANITA REALTY ENTERPRISES, INC.

                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                    PART I

ITEM 1. BUSINESS

INTRODUCTION

  Santa Anita Realty Enterprises, Inc. ("Realty") and Santa Anita Operating Company ("Operating Company") are two separate companies, the stocks of which trade as a single unit under a stock-pairing arrangement on the New York Stock Exchange (symbol SAR). Realty and Operating Company were each incorporated in 1979 and are the successors of a corporation originally organized in 1934 to conduct thoroughbred horse racing in Southern California. As used herein, the terms "Realty" and "Operating Company" include wholly owned subsidiaries of Realty and Operating Company unless the context requires otherwise. References to "The Santa Anita Companies" or "Companies" refer to Realty and Operating Company, collectively. This document constitutes the annual report on Form 10-K for both Realty and Operating Company.

GENERAL

  The Companies own and operate the Santa Anita Racetrack ("Racetrack"), one of the premier thoroughbred horse racing venues in North America. Operating Company has conducted a winter live thoroughbred horse racing meet at the Racetrack each year since 1934 (except for three years during World War II). In addition, the Racetrack has been the site of a fall meet conducted by Oak Tree Racing Association ("Oak Tree") which has leased the Racetrack from Operating Company since 1969. The Racetrack was the location of the 1986 and 1993 Breeders' Cup Championships.

  The 17-week 1995 Santa Anita winter meet, which concluded April 24, 1995, generated average daily wagering of $11.2 million, one of the highest daily wagering levels ever attained in North American thoroughbred horse racing. Further, average daily purses during the same meet were among the largest distributed in North American thoroughbred horse racing. Operating Company believes that its exceptional purse structure enables it consistently to attract top thoroughbred horses, owners, trainers and jockeys. Santa Anita's live races are simulcast to 16 satellite wagering sites in Southern California, 15 sites in Northern California and 851 sites in 38 other states and seven foreign countries. Approximately 75% of wagering at Santa Anita's 1995 winter meet was through off-site satellite wagering sites. Operating Company believes that it is well positioned to benefit from the continued industry trend toward satellite wagering, which has been driven by technological developments, legislative changes and customers' desire for convenience.

  A significant portion of thoroughbred horse racing wagering and purse distribution are concentrated at the industry's largest and best established racetracks. In 1995, approximately 50% of total wagering nationwide was attributable to the industry's ten largest racetracks. Santa Anita is part of the Southern California thoroughbred racing circuit which also includes Hollywood Park, Del Mar and Pomona Fairplex. Live racing is conducted at one of these racetracks from four to six days during each week in the year. During 1995, 279 total days of racing were held at these racetracks, comprising in sequential order, the Santa Anita winter meet (88 days), the Hollywood Park spring and summer meet (67 days), the Del Mar meet (43 days), the Pomona Fairplex meet (19 days), the Oak Tree fall meet at the Racetrack (32 days) and the Hollywood Park fall meet (30 days). Wagering at the Southern California race meets approximated 24% of estimated total wagering on thoroughbred horse racing nationwide in 1995. Wagering on race meets at the Racetrack ranked first nationwide with approximately 10% of the 1995 estimated total wagering. As an industry leader in thoroughbred horse racing and pari-mutuel wagering, Operating Company believes that it will continue to benefit as smaller racetracks and other wagering sites import satellite signals from larger racetracks that have stronger regional and national reputations.

  The Racetrack is part of Santa Anita Park, the Companies' approximately 400-acre property located in Arcadia, California, 14 miles from downtown Los Angeles, and close to major Southern California freeways leading to Orange County and connecting to the San Fernando, San Gabriel and Pomona valleys. Santa Anita Park's location offers access to more than 13 million people within a fifty-mile radius and more than 5 million people within a twenty-mile radius. In addition to the Racetrack, Santa Anita Park also includes Santa Anita Fashion Park ("Fashion Park"), a one million square-foot regional mall in which Realty has a 50% interest. Fashion Park completed a significant expansion in August 1994, including the addition of Nordstrom as an anchor store, and upgraded its mall tenant mix. In addition to Santa Anita Park, Realty has a number of other commercial real estate investments including six neighborhood shopping centers, three office buildings and a partial interest in another major regional mall. In November 1995, Realty announced a program for the orderly disposition of the six neighborhood centers and two office buildings in order to reduce debt, improve financial flexibility and increase Realty's focus on the development of its Arcadia property.

  Realty has announced the proposed development of an Entertainment Center within Santa Anita Park. The initial phase of the development is expected to include a 25-screen AMC movie theater complex, a large screen theater, a book superstore and other specialty retail stores and restaurants. In March 1995, Realty submitted zoning and general plan amendment applications to the City of Arcadia to commence the entitlement process for the development of the Entertainment Center. While the applications provide for the development of as many as 1.5 million leasable square feet, Santa Anita presently plans to develop the Entertainment Center in a number of separate, independently viable phases. It is currently Realty's expectation to receive necessary governmental approvals by late 1996. Currently, plans for later phases of the development contemplate expanded entertainment, restaurant and retail uses.

  On May 2, 1995, Realty entered into a 20-year lease (with two ten-year options) with AMC for an approximately 102,000 square-foot movie theater complex at the Entertainment Center. The theater complex is expected to be one of the largest developed by AMC, and is expected to include 25 screens and 5,500 seats and feature state-of-the art sound systems, stadium style seating and deluxe amenities. Santa Anita is currently in lease discussions with several other potential Entertainment Center tenants.

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

 SUMMARY FINANCIAL INFORMATIOn

  The following table sets forth certain unaudited financial information with respect to Realty:

                                      SUMMARY OF FINANCIAL INFORMATION
                                          YEAR ENDED DECEMBER 31,
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  ---------------------------------------------
                                    1995     1994        1993    1992    1991
                                  --------  -------     ------- ------- -------
   Revenues...................... $ 22,426  $26,232 (a) $41,961 $35,967 $31,499
   Net income (loss)(b)..........  (30,871)   5,545       2,619  10,211   9,699
   Funds from operations(c)......   13,424   14,513      17,872  18,238  16,671
   Per share:
     Net income (loss)...........    (2.73)     .49         .23     .91     .86
     Dividends paid..............      .80     1.08        1.36    1.36    2.08
     Dividends declared..........      .80      .94        1.36    1.36    1.90
   Weighted average shares
    outstanding..................   11,326   11,256      11,256  11,256  11,257

- --------
(a) The decline in revenues was due primarily to the sale of properties to Pacific. See Item 1. "Business--Realty--Pacific Gulf Properties Inc."
(b) Net income (loss) for the years ended December 31, 1995, 1994 and 1993 each included several non-recurring items totaling a net charge of $36,070,000, $1,782,000 and $5,240,000. Net income excluding nonrecurring charges was $5,199,000, $7,327,000 and $7,859,000 for the years ended
    December 31, 1995, 1994 and 1993.
(c) Calculated in accordance with the definition of funds from operations as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), except 1993 which excludes $5,734,000 received from the California Franchise Tax Board related to the settlement of certain state tax issues. Net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring, sales of property and nonrecurring items, plus depreciation and amortization (including Realty's portion of depreciation from unconsolidated joint ventures).

 REAL ESTATE INVESTMENTS

  Realty's portfolio of real estate investments (excluding its interests in Pacific Gulf Properties Inc. and certain unconsolidated joint ventures) is outlined below.

                      SUMMARY OF REAL ESTATE INVESTMENTS
                            AS OF DECEMBER 31, 1995

                                                      NET BOOK VALUE
                          PERCENT LEASABLE   PERCENT       (B)       ENCUMBRANCES (C)
                          LEASED  AREA (A)  OWNERSHIP (IN THOUSANDS)  (IN THOUSANDS)
                          ------- --------- --------- -------------- ----------------
INVESTMENTS TO BE HELD
Racing Facility:
  Santa Anita Racetrack.    100%  312 acres   100.0%     $ 9,030         $   --
Office Building:
  California
    Medical Office
     Building...........     97      75,000   100.0       12,701           8,796
Land:
  California
    Land underlying
     Fashion Park.......    100    73 acres   100.0          346           3,831
                                                         -------         -------
                                                         $22,077         $12,627
                                                         =======         =======
INVESTMENTS TO BE SOLD
Shopping Centers:
  California
    Yorba Linda.........     91      53,000   100.0      $ 7,924         $ 3,453
    Orange..............     87      21,000   100.0        4,431           1,702
    Encinitas...........     84      80,000   100.0       11,037           4,250
  Arizona, Phoenix
    Tatum and
     Thunderbird........    100      52,000   100.0        3,442           2,848
    28th and Indian
     School.............     89      31,000   100.0        2,087           1,659
    67th and Indian
     School.............     97      75,000   100.0        5,332           1,370
Office Buildings:
  California
    Civic Center Plaza
     Towers.............     70     152,000   100.0       16,156             --
    Upland..............     81      36,000   100.0        4,563             --
Land:
  California
    Temecula............    N/A    24 acres    50.0          480             480
Allowance for loss on
 disposition of non-core
 real estate assets.....                                 (27,800)            --
                                                         -------         -------
                                                         $27,652         $15,762
                                                         =======         =======

- --------
(a) Square feet except as indicated.
(b) Net book value (total cost of project less accumulated depreciation) at December 31, 1995.
(c) Amounts represent 100% of project encumbrances.

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

  The Santa Anita Racetrack was opened for thoroughbred horse racing in 1934 by a group of investors led by Dr. Charles H. Strub. The Santa Anita Meet has been held at Santa Anita Racetrack each year since its founding except for three years during World War II. The physical plant consists of a large grandstand structure occupying approximately 970,000 square feet, stalls for approximately 2,000 horses, and a parking area covering approximately 128 acres which can accommodate approximately 20,000 automobiles. The grandstand facilities include clubhouse accommodations, a general admission area, and food and beverage facilities, which range from fast food stands to restaurants, both at outdoor terrace tables and indoor dining areas. The grandstand has seating capacity for 25,000 as well as standing room for additional patrons. The structure also houses Operating Company's executive and administrative offices. The grounds surrounding the grandstand are extensively landscaped and contain a European-style paddock and infield accommodations, including picnic facilities for special groups and the general public.

  During 1995, the lease rental payable to Realty by LATC was 1.5% of total live on-track wagering at Santa Anita Racetrack, including live on-track wagering during the meet conducted by Oak Tree. In addition, Realty receives 26.5% of LATC's revenues from satellite wagering (not to exceed 1.5% of such wagering) and the simulcasting of races originating from Santa Anita Racetrack after mandated payments to the State, to horse owners and to breeders. When LATC operates as a satellite for Hollywood Park Racetrack and Del Mar Racetrack, Realty receives 26.5% of LATC's wagering commissions as additional rent. The lease with LATC which was scheduled to expire December 31, 1994, was amended and extended for an additional five years, through December 31, 1999. The previous lease provided for rent of 1.5% of the aggregate on-track wagering on live races at Santa Anita Racetrack and 40% of LATC's wagering commissions from satellite wagering on races originating at Santa Anita Racetrack. Accordingly, the rental income which Realty receives from Santa Anita Racetrack is directly affected by and dependent upon the racing activities and the wagering by patrons (see Item 1. "Business--Operating Company--Santa Anita Racetrack").

  Based upon the rental formula, for the year ended December 31, 1995, Realty received $11,342,000 in rental income from horse racing, compared with $13,070,000 received for the year ended December 31, 1994 (see Item 1. "Business--Operating Company--Santa Anita Racetrack"). If the amended lease terms had been in effect for the year ended December 31, 1994, racetrack rental revenues would have been $11,123,000.

  The following table shows rental earned by Realty under the LATC lease for the last five years:

                                                 YEAR ENDED DECEMBER 31,
                                         (IN THOUSANDS, EXCEPT FOR RACING DAYS)
                                         ---------------------------------------
                                          1995    1994    1993    1992    1991
                                         ------- ------- ------- ------- -------
   Combined racing days.................     120     117     114     121     120
                                         ======= ======= ======= ======= =======
   Rent from Racetrack.................. $11,342 $13,070 $11,634 $12,683 $11,817
                                         ======= ======= ======= ======= =======

  For a further description of thoroughbred horse racing operations, see Item
1. "Business--Operating Company--Santa Anita Racetrack."

 REGIONAL MALLS

  SANTA ANITA FASHION PARK

  Santa Anita Fashion Park is a completely enclosed, climate-controlled regional mall located adjacent to Santa Anita Racetrack with 1,102,000 square feet of leasable area. Fashion Park, apart from space occupied by anchor tenants, is owned and operated by a partnership, Anita Associates, of which Realty is a 50% limited partner. The general partner of Anita Associates is Hahn-UPI, which in turn is a limited partnership of which The Hahn Company, a developer of shopping centers, is the general partner.

  Fashion Park completed a significant expansion in August 1994, including the addition of a new 136,000 square foot Nordstrom store and an additional 40,000 square feet of mall stores. Other anchor tenants are Robinsons-May (165,000 square feet), J.C. Penney (215,000 square feet) and The Broadway (188,000 square feet). Since 1994, new mall tenants include The Disney Store, Williams Sonoma, Ann Taylor and California Pizza Kitchen. During 1993, the Robinsons-May store was expanded by approximately 40,000 square feet and a food court of approximately 13,000 square feet was completed and opened. Since 1994, each of the anchor department stores has completed a major remodeling of their stores.

  In January 1994, Anita Associates refinanced its existing debt by entering into a secured loan agreement with an insurance company. Funding under the secured loan was made in two draws of $46,577,000 at 9.0% in January 1994 and $15,778,000 at 9.25% in December 1994. The secured loan is due in January 2003. At December 31, 1995, $61,196,000 was outstanding under the agreement.

  There are currently 135 tenants operating mall stores. Leases are generally seven to ten years with clauses providing for escalation of the basic rent every three years. Typically, leases with mall tenants are structured to provide Anita Associates with overage rents upon attainment by the tenant of certain sales levels, which are specified under the individual leases of the various stores. Overage rents represent a fixed percentage of the gross sales of a tenant less its base rent. With the addition of Nordstrom, Fashion Park has been able to attract higher quality mall tenants at higher annual rental rates.

  Realty has leased the land underlying Fashion Park to Anita Associates and to three of the major tenants of Fashion Park until 2037, with two additional ten-year option periods and one additional five-year option period. The ground rent is $527,000 annually until October 1996 when the annual rent will increase to $795,000 through 2007. During the remaining 30-year term and the three additional option periods, the annual ground rent may be increased up to 25% based upon the appraised value of the land. Under the provisions of the ground leases, Anita Associates is responsible for real estate taxes and other operating expenses. Robinsons-May, J.C. Penney, The Broadway and Nordstrom pay their own real estate taxes.

  The land underlying Fashion Park is security for a loan maturing in 2009 with a balance at December 31, 1995 of $3,831,000. Payments on this indebtedness, which is without recourse to Realty, are approximately $473,000 annually. The security to the lender also includes an assignment of the ground rents received by Realty and a collateral assignment of the ground leases.

  The following table contains certain information pertaining to the mall stores in Fashion Park (excluding major tenants):

                                               YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                           1995   1994   1993   1992      1991
                                          ------ ------ ------ ------    ------
Number of mall tenants...................    135    130    116    107(a)    134
                                          ====== ====== ====== ======    ======
Average annual rental rates per square
 foot including overage rents............ $20.81 $19.78 $16.42 $16.98    $15.80
                                          ====== ====== ====== ======    ======

- --------
(a) Decline due primarily to certain leases not being renewed in anticipation of the expansion completed in 1994.

  TOWSON TOWN CENTER

  Towson Town Center located in Towson, Maryland, is a 980,000 square-foot regional mall which opened in 1991. Realty is a 50% partner with The Hahn Company in H-T Associates, a joint venture which owns a 65% interest in a partnership which owns the Towson Town Center. The anchor tenants at Towson Town Center are Nordstrom (224,000 square feet) and Hecht's (193,000 square feet) department stores.

  There are 171 other tenants operating mall stores with original lease terms varying up to 15 years. The average annual rental rate per square foot including overage rents was $32.61 per square foot for the operating mall stores. The mall tenant leases generally provide for escalation of the basic rent every three years and are structured to provide Towson Town Center with overage rents upon attainment by the tenant of certain sales levels, which are specified under the individual leases of the various stores. Overage rents represent a fixed percentage of the gross sales of a tenant less its base rent.

  Realty has executed joint and several guaranties of loans used to expand the Towson Town Center in the amount of $66,135,000 and property adjacent to the Towson Town Center in the amount of $8,247,000. Annually, the guarantors may request a reduction in the amount of the guaranty based on the economic performance of the regional mall (see "Notes to Financial Statements--Note 6-- Investments in Unconsolidated Joint Ventures").

 NEIGHBORHOOD SHOPPING CENTERS

  Realty owns six neighborhood shopping centers. The shopping centers typically consist of a major supermarket, retail store or drugstore as a major tenant and often include a variety or general merchandise store and smaller service store tenants. In two centers the major tenant owns its building and the underlying land, while in the four other centers, the land or improvements are leased to the major tenant. Leases on the properties range from two to ten years in duration but typically are from three to five years. They are generally triple net leases (tenant pays all operating costs, insurance and property taxes) and provide for future rental increases. At December 31, 1995, the average occupancy of the three shopping centers located in California was 96% and the average occupancy of the three shopping centers located in Arizona was 87%.

  In November 1995, Realty announced its intention to dispose of the six neighborhood shopping centers.

 OFFICE BUILDINGS

  Realty owns three office buildings located in Arcadia, Santa Ana and Upland, California. The office buildings in Santa Ana and Upland are for general office use and the building in Arcadia is a medical office building. Office leases are typically for a period of five to ten years and are offered on a full-service gross basis. In addition, tenants are given a tenant improvement allowance and rental concessions in the form of additional tenant improvement allowances or free rent. At December 31, 1995, the average occupancy of the office buildings was 77%.

  In November 1995, Realty announced its intention to dispose of the Santa Ana and Upland office buildings.

 LAND

  Realty is a 50% partner in French Valley Ventures, a partnership which acquired 24 acres of unimproved land located in Temecula, California. In December 1994, the partnership negotiated a reduction in the maturing mortgage on this property. Additionally, the carrying cost of the investment was written down to its estimated market value which equals the amount of the debt.

  In November 1995, Realty announced its intention to dispose of its interest in this property.

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

  In consideration of the sale of the Transferred Properties, Realty received approximately $44.4 million in cash and 150,000 shares of common stock of Pacific. In addition, Realty was relieved of approximately $44.3 million of mortgage debt on the Transferred Properties.

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

  The two parts of the above transaction resulted in a loss of $10,974,000, which was reflected in the Realty and The Santa Anita Companies statements of operations for the year ended December 31, 1993.

  As a result of the February 18, 1994 and October 1, 1994 sales to Pacific, Realty owns 784,419 shares (or approximately 16.2%) of Pacific's outstanding common shares at December 31, 1995. Pacific trades on the American Stock Exchange (symbol PAG). On March 15, 1996, the closing price of Pacific's common stock was $18.00.

  On February 2, 1996, Realty notified Pacific of Realty's intent to sell the Pacific shares in an orderly manner pursuant to privately negotiated or open market transactions. Realty also exercised its right to have Pacific register such shares pursuant to a Registration Rights Agreement dated as of February 1, 1994.

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

  Realty's income from its real estate assets is also affected by general economic conditions. The recent recession adversely affected vacancy rates in office buildings generally. Recessionary measures could adversely impact vacancy rates, the nature of Realty's tenants, the rents Realty is able to obtain from its tenants and its financial results.

  Some of Realty's properties are located in Southern California, which is an area subject to earthquakes and, therefore, there can be no assurance that any earthquakes that may occur will not damage Realty's properties or negatively impact the financial position or results of Realty.

 ENVIRONMENTAL MATTERS

  Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of investigation, removal or remediation of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of a release of such substances at a disposal treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials ("ACMs") into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Companies may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

 EMPLOYEES

  At December 31, 1995, Realty employed 22 persons on a full-time basis.

 SEASONAL VARIATIONS IN BUSINESS

  Realty is subject to significant seasonal variation in revenues due primarily to the seasonality of thoroughbred horse racing. The following table presents unaudited quarterly results of operations for Realty during 1995 and 1994:

                                                      QUARTERS ENDED
                                                           1995
                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                         AMOUNTS)
                                              --------------------------------
                                               MARCH   JUNE   SEPT.     DEC.
                                              ------- ------ --------  -------
Total revenues............................... $ 9,066 $4,795 $  3,009  $ 5,556
Costs and expenses...........................   3,155  2,645    3,104    2,922
Interest and other...........................   1,120  1,118    1,074    1,009
Costs of equity offering.....................     --     700      --       --
Card club option write-off...................     --     --     2,000      --
Program for disposition of non-core real
 estate assets...............................     --     --    34,500    4,000
                                              ------- ------ --------  -------
Income (loss) before extraordinary gain......   4,791    332  (37,669)  (2,375)
Extraordinary gain on early retirement of
 debt........................................     --     --       --     4,050
                                              ------- ------ --------  -------
Net income (loss)............................ $ 4,791 $  332 $(37,669) $ 1,675
                                              ======= ====== ========  =======
Net income (loss) per common share
  Before extraordinary gain.................. $   .43 $  .03 $  (3.31) $  (.21)
  Extraordinary gain.........................     --     --       --       .36
                                              ------- ------ --------  -------
                                              $   .43 $  .03 $  (3.31) $   .15
                                              ======= ====== ========  =======
                                                      QUARTERS ENDED
                                                           1994
                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                         AMOUNTS)
                                              --------------------------------
                                               MARCH   JUNE   SEPT.     DEC.
                                              ------- ------ --------  -------
Total revenues............................... $12,717 $5,733 $  2,711  $ 5,071
Costs and expenses...........................   4,712  2,056    2,245    4,701
Interest expense and other...................   1,941  1,287    1,362    1,340
Write-down of land held for development......     --     --       --     1,043
                                              ------- ------ --------  -------
Net income (loss)............................ $ 6,064 $2,390 $   (896) $(2,013)
                                              ======= ====== ========  =======
Net income (loss) per common share........... $   .54 $  .21 $   (.08) $  (.18)
                                              ======= ====== ========  =======

OPERATING COMPANY

  Operating Company is organized under the laws of the State of Delaware. Operating Company's principal executive offices are located at Santa Anita Racetrack, 285 West Huntington Drive, Arcadia, California 91007.

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

  LATC leases the racetrack from Realty for the full year for a fee of 1.5% of the on-track wagering on live races at Santa Anita Racetrack, which includes the Oak Tree meet. In addition, LATC pays to Realty 26.5% of its wagering commissions from satellite wagering (not to exceed 1.5% of such wagering). When LATC operates as a satellite for Hollywood Park and Del Mar, LATC pays 26.5% of its wagering commissions as additional rent to Realty. LATC has sublet the racetrack to Oak Tree to conduct Oak Tree's annual thoroughbred horse racing meet (32 days in 1995), which commences in late September or early October. Oak Tree races five weeks in even-numbered years and six weeks in odd-numbered years.

  Under a sublease which expires December 31, 1999, Oak Tree makes annual rental payments to LATC equal to 1.5% of the total live on-track pari-mutuel wagering from its racing meet and 25% of its satellite and simulcast revenues after mandated payments to the State of California, to horse owners and to breeders. LATC pays to Realty 26.5% of all satellite and simulcast revenues received from Oak Tree. In addition, Oak Tree reimburses LATC an amount equal to 0.8% of its on-track pari-mutuel wagering for certain expenses of operating Santa Anita Racetrack on behalf of Oak Tree. LATC also receives supplemental rent representing Oak Tree's adjusted profits above an agreed-upon level and will rebate rent to Oak Tree if Oak Tree's adjusted profits fall below such level (see Item 1. "Business--Operating Company--Santa Anita Racetrack-- Wagering Commissions").

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

  California law specifies the percentage distribution of pari-mutuel wagering with the percentage varying based upon the total wagering for the meet, breed of horse and type of wager. The following table sets forth the allocation of the total pari-mutuel wagering, on- and off-track, by percentage and dollar amount during the 1994-95 Santa Anita meet:

                                    DISTRIBUTION OF PARI-MUTUEL WAGERING
                                    ------------------------------------
                                                            DOLLAR AMOUNT
                                       PERCENTAGE           (IN THOUSANDS)
                                    -----------------    --------------------
      Return to Wagerers...........               80.86%    $           630,354
      State of California..........                3.62                  28,272
      Track Commissions to LATC....                4.21                  32,796
      Horse Owners and Breeders....                4.30                  33,504
      Satellite Operator and
       Location Fees...............                6.77                  52,770
      Cities and Counties..........                 .24                   1,850
                                      -----------------     -------------------
                                                 100.00%    $           779,546
                                      =================     ===================

    On-Track Wagering

  All wagering on-track is pari-mutuel, meaning literally a mutual wager, or wagering by individuals against each other. The racetrack acts as the broker for the wagers made by the public and deducts a "take-out" or gross commission which is fixed by the State and shared with the State, the racetrack operator, the horse owners and breeders, and the municipality in which the racetrack is located. The racetrack operator has no interest in which horse wins a given race.

    Satellite Wagering--Southern California

  LATC and Oak Tree send televised racing signals to other racetracks in Southern California, non-racing fair sites in Southern California and wagering facilities on Indian reservation land in Southern California. Southern California satellite facilities commingle their wagering with the wagering on-track. LATC's and Oak Tree's share of this type of satellite wagering averages approximately 4.4%.

  During the Hollywood Park and Del Mar meets, LATC and other Southern California racing associations and fairs operate as satellite facilities. In addition to retaining about 1.9% of the pari-mutuel wagering at Santa Anita Racetrack as its commission, LATC receives income from admissions, parking and food and beverage sales. In 1995, Santa Anita Racetrack operated 140 days as a satellite for Hollywood Park and Del Mar.

    Satellite Wagering--Northern California

  In the fall of 1993, California law permitted the limited exchange between Southern and Northern California of televised racing signals on races with purses exceeding $20,000. In the summer of 1994, a change in California law permitted the unlimited exchange of racing signals between the Southern California zone and the Northern California zone.

  Racetracks operating a live thoroughbred race meet in the southern zone and in the northern zone receive the out-of-zone racing signal and rebroadcast the signal within their respective southern or northern zones. Each zone commingles their wagering on the out-of-zone race with the other zone. While operating a live race meeting, LATC and Oak Tree receive approximately 4.5% of wagering on-track and at Southern California satellite facilities on Northern California races. Also, during the live race meeting, LATC and Oak Tree receive 1.25% of wagering in Northern California on Santa Anita races.

    Satellite Wagering--Out-of-State (Commingled Pools)

  Legislation has been enacted in certain states permitting the transmission of pari-mutuel wagers across state lines. This format permits patrons wagering in those states on races held at Santa Anita Racetrack to participate in the same pari-mutuel pool payouts available to LATC's on-track patrons and California satellite patrons. LATC currently participates in satellite wagering with numerous sites in Nevada and additional locations in Alabama, Arizona, Colorado, Connecticut, Delaware, Florida, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Montana, Nebraska, New Hampshire, New Jersey, North Dakota, Oregon, Pennsylvania, Rhode Island, Texas, Washington, West Virginia and Wisconsin and receives a negotiated percentage of the pari-mutuel wagering at such sites.

  Out-of-state satellite wagering started in 1991 with total pari-mutuel wagering of $39,445,000 which increased to $202,591,000 for 1995. LATC's share of the commissions from out-of-state satellite wagering was $3,528,000 for 1995, or approximately 1.7% of the out-of-state wagering.

    Satellite Wagering--Out-of-State (Separate Pools)

  LATC and Oak Tree transmit their live racing signals to numerous locations in the United States, Mexico, the Caribbean, Central America and Canada. LATC's share of the commissions for transmitting its racing signal was $1,599,000 in 1995 and $1,431,000 in 1994. During the Oak Tree meet, LATC receives a percentage of Oak Tree's share of simulcasting revenues. LATC is pursuing opportunities to transmit its signal to additional locations.

  The following tables summarize key operating statistics for the 1991-1995 Santa Anita meets and the 1991-1995 Oak Tree meets, together with the attendance and wagering statistics relating to the transmission of the Del Mar and Hollywood Park signals to Santa Anita Racetrack.

                                            RACING MEETS ENDED IN
                              -------------------------------------------------
                                1995      1994      1993      1992      1991
                              --------- --------- --------- --------- ---------
LIVE RACING
Santa Anita Meet:
  Number of racing days......        88        90        83        94        88
                              ========= ========= ========= ========= =========
  Attendance
    On-track................. 1,144,568 1,257,909 1,215,208 1,531,538 2,014,618
    Southern California
     satellite
     locations (a)........... 1,388,249 1,523,220 1,332,126 1,576,763   666,611
                              --------- --------- --------- --------- ---------
      Total.................. 2,532,817 2,781,129 2,547,334 3,108,301 2,681,229
                              ========= ========= ========= ========= =========
    Average daily............    28,782    30,901    30,691    33,067    30,469
                              ========= ========= ========= ========= =========
  Wagering ($000) (b)
    On-track................. $ 244,271 $ 270,452 $ 250,729 $ 323,223 $ 470,471
    Southern California
     satellite
     locations (a)...........   333,630   315,731   267,346   315,851   133,791
    Northern California
     satellite
     locations (c)...........    96,187    37,639       --        --        --
    Out-of-state locations...   309,305   263,235   135,815   112,871    72,239
                              --------- --------- --------- --------- ---------
      Total.................. $ 983,393 $ 887,057 $ 653,890 $ 751,945 $ 676,501
                              ========= ========= ========= ========= =========
    Average daily............ $  11,175 $   9,856 $   7,878 $   7,999 $   7,688
                              ========= ========= ========= ========= =========
Oak Tree Meet:
  Number of racing days (d)..        32        27        31        27        32
                              ========= ========= ========= ========= =========
  Attendance
    On-track.................   394,251   377,007   499,617   425,774   506,833
    Southern California
     satellite
     locations (a)...........   428,876   378,256   444,932   390,088   454,264
                              --------- --------- --------- --------- ---------
      Total..................   823,127   755,263   944,549   815,862   961,097
                              ========= ========= ========= ========= =========
    Average daily............    25,723    27,973    30,469    30,217    30,034
                              ========= ========= ========= ========= =========
  Wagering ($000) (b)
    On-track................. $  80,084 $  74,319 $  99,789 $  79,162 $ 102,740
    Southern California
     satellite
     locations (a)...........   104,495    86,237    80,024    75,714    88,699
    Northern California
     satellite
     locations (c)...........    27,000    21,715     6,403       --        --
    Out-of-state locations...   110,646    65,107    75,426    28,581    24,935
                              --------- --------- --------- --------- ---------
      Total.................. $ 322,225 $ 247,378 $ 261,642 $ 183,457 $ 216,374
                              ========= ========= ========= ========= =========
    Average daily............ $  10,070 $   9,162 $   8,440 $   6,795 $   6,762
                              ========= ========= ========= ========= =========

- --------
(a) Southern California satellite wagering expanded to include Hollywood Park and Los Alamitos effective with the 1991 Oak Tree meet.
(b) Includes wagering on races originating at other racetracks.
(c) Northern California satellite wagering began in October 1993 and expanded in August 1994.
(d) Oak Tree races five weeks in even-numbered years and six weeks in odd-numbered years.

  Total pari-mutuel wagering on the Santa Anita meet increased from $676.5 million in 1991 to $983.4 million in 1995. In 1991, $206.0 million of the total amount wagered was wagered at satellite locations with $470.5 million wagered on-track. In 1995, $739.1 million of the total amount wagered was wagered at satellite locations with $244.3 million wagered on-track.

  Total attendance was 2,681,000 in 1991, of which 667,000 was at satellite locations. By 1995, total attendance had declined to 2,533,000. Although 1,388,000 and 1,523,000 patrons attended Southern California satellite locations during the Santa Anita meets in 1995 and 1994, LATC does not share in the revenues from admissions, parking and food and beverage sales at the satellite locations.

  Management anticipates that the general trend of increases in off-track wagering will continue and the decrease experienced in on-track attendance and on-track wagering will also continue, albeit at a slower rate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Santa Anita Operating Company."

                                              RACING MEETS ENDED IN
                                   -------------------------------------------
                                     1995     1994     1993     1992    1991
                                   -------- -------- -------- -------- -------
AS A SATELLITE
Santa Anita as Satellite for Del
 Mar:
  Number of racing days...........       43       43       42       43      43
                                   ======== ======== ======== ======== =======
  Attendance
    Total.........................  200,725  212,817  223,599  242,947 273,333
                                   ======== ======== ======== ======== =======
    Average daily.................    4,668    4,949    5,324    5,650   6,357
                                   ======== ======== ======== ======== =======
  Wagering ($000)
    Total......................... $ 51,589 $ 52,118 $ 54,928 $ 55,435 $66,068
                                   ======== ======== ======== ======== =======
    Average daily................. $  1,200 $  1,212 $  1,308 $  1,289 $ 1,536
                                   ======== ======== ======== ======== =======
Santa Anita as Satellite for
 Hollywood Park (a):
  Number of racing days...........       97      102       99      101      32
                                   ======== ======== ======== ======== =======
  Attendance
    Total.........................  457,480  486,581  505,239  515,510 154,233
                                   ======== ======== ======== ======== =======
    Average daily.................    4,716    4,770    5,103    5,104   4,820
                                   ======== ======== ======== ======== =======
  Wagering ($000)
    Total......................... $113,899 $117,661 $112,623 $114,858 $36,233
                                   ======== ======== ======== ======== =======
    Average daily................. $  1,174 $  1,154 $  1,138 $  1,137 $ 1,132
                                   ======== ======== ======== ======== =======

- --------
(a)Began in November 1991.

  During the last five years, 61% of the annual revenues of LATC resulted from pari-mutuel and other wagering commissions. The remaining revenues resulted from admissions, parking, food and beverage sales, sale of programs and interest and other income.

  The following table sets forth certain unaudited financial information with respect to LATC:

                                                YEAR ENDED DECEMBER 31,
                                                    (IN THOUSANDS)
                                        ---------------------------------------
                                         1995    1994    1993    1992    1991
                                        ------- ------- ------- ------- -------
Revenues:
  Wagering commissions:
    On-track........................... $15,262 $16,831 $15,878 $18,695 $26,107
    Southern California satellite
     locations.........................  14,866  13,665  12,078  13,706   5,742
    Northern California satellite
     locations.........................   2,193     654     --      --      --
    Out-of-state locations.............   5,127   4,719   3,238   2,792   2,379
    Satellite for Del Mar and Hollywood
     Park..............................   3,210   3,310   3,391   3,422   2,005
    Sublease income....................   4,929   3,917   3,843   2,724   4,250
  Admission related....................  24,060  24,750  25,842  28,795  30,180
                                        ------- ------- ------- ------- -------
  Revenues.............................  69,647  67,846  64,270  70,134  70,663
                                        ------- ------- ------- ------- -------
Costs and Expenses:
  Horse racing operating costs.........  48,686  48,352  46,696  52,254  51,779
  Depreciation and amortization........   3,196   4,251   2,768   2,732   2,634
  General and administrative...........   3,216   3,125   3,973   3,739   3,344
                                        ------- ------- ------- ------- -------
  Costs and expenses...................  55,098  55,728  53,437  58,725  57,757
                                        ------- ------- ------- ------- -------
Income from operations before rent and
 income taxes.......................... $14,549 $12,118 $10,833 $11,409 $12,906
                                        ======= ======= ======= ======= =======

  The mix of revenues has changed significantly from 1991 to 1995 primarily as a result of the introduction of satellite wagering on races originating at Santa Anita Racetrack, operating as a satellite location for Del Mar and Hollywood Park, changes in average daily pari-mutuel wagering, selective price increases, the introduction of additional exotic wagering opportunities on which the retention amount is higher than on conventional wagering and a new lease with Oak Tree, all of which have largely offset declines in commissions from on-track wagering.

  LATC's total expenses decreased from $57.8 million in 1991 to $55.1 million in 1995. The majority of these expenses are pari-mutuel wagering or attendance-related, the result of operating as a satellite location for Del Mar and Hollywood Park and the aggregate effect of a new lease with Oak Tree. In 1991, costs and expenses included $1.1 million in earthquake damage. From 1991 to 1992, total costs and expenses increased primarily due to the fact that LATC operated as a satellite location for the first time for Hollywood Park's spring thoroughbred meet and the engagement of outside consultants in the amount of $660,000 to review LATC's operations. From 1992 to 1993, total costs and expenses decreased primarily due to fewer race days, lower on-track attendance and wagering and an ongoing cost reduction program begun in 1992. From 1993 to 1994, total costs and expenses increased primarily due to additional race days and increased wagering. Depreciation expense of $4.3 million in 1994 is higher than in previous years due to a $1.4 million accelerated depreciation charge on the Santa Anita turf course, which was replaced in 1995.

  Included in the results of operations are the revenues and expenses for five charity days. As a condition of the issuance of a racing license, California law requires that a certain number of days be conducted as charity days. The net proceeds from these charity days are distributed to beneficiaries through a nonprofit organization approved by the California Horse Racing Board. California law limits the net proceeds to an amount equal to two-tenths of one percent of the total on-track wagering on live races. Net proceeds in excess of two-tenths of one percent are retained by LATC. LATC is required to conduct five charity days.

  For further information regarding operating results, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Santa Anita Operating Company."

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

  As an outdoor activity, horse racing is more susceptible to inclement weather than some other leisure time activities. This is particularly true of the Santa Anita meet which is held during the winter. Between 1952 and 1992, LATC had never lost a racing day due to inclement weather. During the 1992-1993 meet, LATC lost two full days and two partial days of racing because of inclement weather. During the 1994-1995 meet, LATC lost two days of racing because of inclement weather.

  A local Arcadia ordinance limits live horse racing to daylight hours but allows the importation of a horse racing broadcast signal two evenings per week.

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

  The California State Lottery Act of 1984, which provided for the establishment of a state-operated lottery, was implemented in 1985. In the opinion of management, the State lottery has had an adverse impact and will continue to have an adverse impact on total attendance and pari-mutuel wagering at Santa Anita Racetrack (see Item 1 "Business--Operating Company-- Santa Anita Racetrack").

  In the future, legislation could be enacted to allow casino gaming or other forms of gaming which are competitive with pari-mutuel wagering at Santa Anita Park. Under federal law, certain types of gaming are lawful on Indian lands if conducted in conformance with a Tribal-State compact, which the applicable state must negotiate with an Indian tribe in good faith. Certain Indian tribes seeking to establish gaming in California have instituted litigation against the State of California to compel the State to permit them to do so. In 1993, one federal district court held that California has a public policy prohibiting casino gaming and need not negotiate a compact with respect to casino gaming. In 1994, a federal appellate court generally affirmed the decision as to casino gaming but remanded the case to federal district court to determine whether the existing State lottery uses gaming machines in such a manner as to make gaming machines the proper subject of a compact. In March 1995, a State appellate court ruled that a provision of the State lottery's keno game is the legal equivalent of a slot machine. The full ramifications of these rulings at this time are unclear. However, federal law provides that states must allow Indian tribes within its borders to conduct gambling activities that are otherwise legal within the state, subject to the negotiated compact. If casino gaming or other forms of gaming are permitted in California, such gaming could have an adverse impact on LATC.

 DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS

  No material part of Operating Company's business is dependent upon a single customer or a few customers; therefore, the loss of any one customer would not have a materially adverse effect on the business of Operating Company.

 EMPLOYEE AND LABOR RELATIONS

  During the year ended December 31, 1995, LATC regularly employed approximately 1,600 employees. Substantially all are employed on a seasonal basis in connection with live thoroughbred horse racing or satellite meets at Santa Anita Racetrack. During the relatively short periods when live or satellite racing meets at Santa

Anita Racetrack are not being conducted, LATC maintains a staff of approximately 260 employees, most of whom are engaged in maintaining or improving the physical facilities at Santa Anita Racetrack or are engaged in preparing for the next live or satellite meet.

  All of LATC's employees, except for approximately 84 full-time management and clerical employees, are covered by collective bargaining agreements with labor unions. Fifteen of the seventeen labor agreements covering racetrack employees were renegotiated in 1995. The two remaining labor agreements are currently under renegotiation.

 SEASONAL VARIATIONS IN BUSINESS

  Operating Company is also subject to significant seasonal variation. LATC conducts an annual meet commencing the day after Christmas and continuing through mid-April. This seasonal variation is indicated by the following unaudited quarterly results of operations for Operating Company during 1995 and 1994:

                                                        QUARTERS ENDED
                                                             1995
                                                  (IN THOUSANDS, EXCEPT PER
                                                        SHARE AMOUNTS)
                                                -------------------------------
                                                 MARCH   JUNE   SEPT.    DEC.
                                                ------- ------- ------  -------
   Total revenues.............................. $37,003 $15,572 $6,269  $11,489
   Costs and expenses..........................  34,944  15,135  6,246   12,341
   Interest....................................      91      87    130       93
                                                ------- ------- ------  -------
   Income (loss) before income taxes...........   1,968     350   (107)    (945)
   Income tax benefit..........................     --      --     --     2,000
                                                ------- ------- ------  -------
   Net income (loss)........................... $ 1,968 $   350 $ (107) $ 1,055
                                                ======= ======= ======  =======
   Net income (loss) per common share.......... $   .18 $   .03 $ (.01) $   .09
                                                ======= ======= ======  =======

                                                        QUARTERS ENDED
                                                             1994
                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                           AMOUNTS)
                                                -------------------------------
                                                 MARCH   JUNE   SEPT.    DEC.
                                                ------- ------- ------ --------
   Total revenues.............................. $36,207 $15,294 $5,599 $ 11,311
   Costs and expenses..........................  36,062  16,126  5,469   13,586
   Interest....................................     106     112    120      108
                                                ------- ------- ------ --------
   Net income (loss)........................... $    39 $ (944) $   10 $(2,383)
                                                ======= ======= ====== ========
   Net income per common share................. $   .00 $ (.08) $  .00 $  (.21)
                                                ======= ======= ====== ========

  Operating Company records operating revenues associated with thoroughbred horse racing at Santa Anita Racetrack on a daily basis, except for season admissions which are recorded ratably over the racing season. Costs and expenses associated with thoroughbred horse racing revenues are charged against income in those interim periods in which the thoroughbred horse racing revenues are recognized. Other costs and expenses are recognized as they actually occur throughout the year. The rental fee paid by Operating Company to Realty is recognized by both Realty and Operating Company as it is earned.

INCOME TAX MATTERS

  In 1979, prior to the pairing of the stock of Realty and Operating Company, the IRS issued a private letter ruling (the "Ruling") in which the IRS held, in effect, that the stock-pairing arrangement between the Companies and the operation of the Racetrack by an Operating Company subsidiary would not preclude Realty's qualification as a REIT. Subsequent to the issuance of the Ruling, Congress amended the Internal Revenue Code (the "Amendment") to prohibit a stock-pairing arrangement between a REIT and an operating company. However, the Amendment does not apply to the Companies since they were paired prior to June 30, 1983, the effective date of the legislation. Furthermore, the Amendment does not affect Realty's Ruling. Realty is one of only three continuing REITs whose stock was paired with an operating company prior to 1983 and is thus not subject to the Amendment.

 REALTY

  In the opinion of management, Realty has operated in a manner which has qualified it as a REIT under Sections 856 through 860 of the Code. Realty intends to continue to operate in a manner which will allow it to qualify as a REIT under the Code. If, as intended, Realty continues to qualify as a REIT, it generally will not be subject to federal corporate income taxes on its taxable income and gains that it distributes to its shareholders. This treatment substantially eliminates the "double taxation" (once at the corporate level and again at the stockholder level) that generally results from investment in a typical corporation. Income and gains that are not so distributed will be taxed to a REIT at regular corporate rates. In addition, a REIT is subject to certain taxes on net income from "foreclosure property" (which is, in general, property acquired on default of a lease of such property), income from the sale of property held primarily for sale to customers in the ordinary course of business and excessive unqualified income. In order to qualify as a REIT, among other things, the rental income received by Realty from LATC must qualify as "rents from real property" for REIT purposes. One requirement for such qualification is that Realty may not own, directly or constructively, 10% or more of the outstanding voting power or total number of shares of stock of LATC. Realty would be treated as owning shares of stock in LATC in violation of this 10% limit if any person owns, directly or constructively, 10% or more by value of the shares of stock of Realty and Operating Company. In such an event, the rent paid to Realty by LATC could not qualify as income of the type that can be received by a REIT.

  In order to prevent such a situation, which would likely result in Realty's disqualification as a REIT, the by-laws of Realty and Operating Company preclude any transfer of shares which would cause any person to own, actually or constructively, shares of stock of the Companies in violation of the above limitation.

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

ITEM 2. PROPERTIES

  Information concerning property owned by Realty and Operating Company required by this Item is incorporated by reference to the information contained in Item 1. "Business" of this Report.

ITEM 3. LEGAL PROCEEDINGS

  Certain claims, suits and complaints arising in the ordinary course of business have been filed or were pending against Realty and/or Operating Company and its subsidiaries at December 31, 1995. In the opinion of the managements of Realty and Operating Company, all such matters are adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the financial position or results of operations of Realty and Operating Company if disposed of unfavorably.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF OPERATING COMPANY AND REALTY

  (a) The names, ages and business experience of Operating Company's executive officers during the past five years are set forth below:

                                          BUSINESS EXPERIENCE DURING
         NAME AND AGE                        THE PAST FIVE YEARS
         ------------                     --------------------------
 Stephen F. Keller, 57.......  Chairman of the Board of Directors, President
                                and Chief Executive Officer since 1993;
                                President and Chief Operating Officer 1991-
                                1993; Chairman of the Board of Directors of
                                Realty 1991-1996; Director of Realty since
                                1991.
 Clifford C. Goodrich, 53....  Executive Vice President since 1995; Vice
                                President 1989-1995;
                                President, LATC, since 1989.
 Richard D. Brumbaugh, 49....  Vice President--Finance and Chief Financial
                                Officer since 1994;
                                Vice President--Finance and Chief Financial
                                Officer, LATC,
                                since 1994; Controller, LATC, 1985-1994.
 Thomas S. Robbins, 42.......  Vice President--Racing since 1990; Vice
                                President--Racing,
                                LATC, since 1990.
 Kathryn J. McMahon, 35......  General Counsel and Secretary since 1994;
                                Secretary, LATC,
                                since 1994; Attorney, Sheppard, Mullin,
                                Richter & Hampton 1986-1994.
 Michael J. Manning, 48......  Vice President and Assistant General Manager,
                                LATC, since 1993;
                                Assistant General Manager, LATC, 1990-1993.
 Mark T. Stephens, 32........  Vice President--Marketing and Customer
                                Relations, LATC, since 1994;
                                Director of Marketing, LATC, 1993-1994;
                                Director of Marketing,
                                Bay Meadows Operating Co., 1991-1992.

  Each executive officer of Operating Company is appointed by the Board of Directors annually and holds office until a successor is duly appointed.

  (b) The names, ages and business experience of Realty's executive officers during the past five years are set forth below:

                                          BUSINESS EXPERIENCE DURING
         NAME AND AGE                        THE PAST FIVE YEARS
         ------------                     --------------------------
 William C. Baker, 62........  Chairman of the Board and Chief Executive
                                Officer since 1996;
                                Chairman, Carolina Restaurant Enterprises,
                                Inc. since 1992; Chairman, Coast Newport
                                Properties since 1989; President, Red Robin
                                International, Inc., 1993-1995.
 Sherwood C. Chillingworth,    Executive Vice President since 1996; Vice
  69.........................   Chairman of the Board since 1994; Chief
                                Executive Officer, 1994-1996; Executive Vice
                                President, Oak Tree Racing Association since
                                1993; Vice President and General Counsel, Oak
                                Tree Racing Association, 1992; President,
                                Chillingworth Corporation, 1975-1992.
 Christopher T. Stirling, 41.  President and Chief Operating Officer since
                                1994; Vice President, Homart
                                Development Company, 1989-1994.
 Brian L. Fleming, 52........  Executive Vice President, Chief Financial
                                Officer and Secretary since 1994; Senior Vice
                                President, Carter Hawley Hale Stores, Inc.
                                1987-1994.
 Tom D. Austin, 54...........  Vice President Design and Construction since
                                1995; Director of
                                Development 1995; Owner, Austin Affiliates,
                                1992-1994;
                                Vice President, Western Region Design and
                                Construction, Homart Development Company,
                                1989-1992.
 Frederick B. Cordova, III,    Vice President Development since 1995; Manager
  39.........................   of Land and Planning,
                                Kaufman & Broad South Bay, Inc., 1994-1995;
                                Chief Executive Officer, Cordova Chase
                                Company, 1987-1994.

  Each executive officer of Realty is appointed by the Board of Directors annually and holds office until a successor is duly appointed.

  (c) Recent Developments

  Effective April 1, 1996, the Board of Directors of Realty elected William C. Baker Chairman and Chief Executive Officer of Realty. Mr. Baker has been a director of both Realty and Operating Company since 1991. Mr. Chillingworth will remain Vice Chairman of Realty and will also serve as Executive Vice President. Mr. Keller will remain Chairman and Chief Executive Officer of Operating Company.

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

                                                                        CASH
                                                                      DIVIDENDS
                                                       HIGH     LOW   DECLARED
                                                      ------- ------- ---------
      1994
        1st Quarter.................................. $20 1/2 $17       $.34
        2nd Quarter..................................  19 3/4  17 1/8    .20
        3rd Quarter..................................  18      16 5/8    .20
        4th Quarter..................................  17      13 3/8    .20
                                                                        ----
                                                                        $.94(a)
                                                                        ====
      1995
        1st Quarter.................................. $17 1/2 $13 3/8   $.20
        2nd Quarter..................................  17 1/8  14 3/8    .20
        3rd Quarter..................................  15      13 3/8    .20
        4th Quarter..................................  13 5/8  11 7/8    .20
                                                                        ----
                                                                        $.80
                                                                        ====
      1996
        1st Quarter (through March 15)                $14     $12       $.20
                                                                        ====

- --------
(a) $.60 of the dividends paid per share during 1994 represented a return of capital.

  A regular quarterly dividend of $.20 per share is payable on March 29, 1996 to shareholders of record on March 8, 1996. The closing price of the paired Common Stock on the New York Stock Exchange Composite Tape on March 15, 1996 was $13 3/4 per share. As of March 15, 1996, there were approximately 22,000 holders of the paired Common Stock, including the beneficial owners of shares held in nominee accounts.

  The current policy of the Board of Directors of Realty is to declare and pay regular quarterly dividends equal to the greater of (i) $.20 per share (provided sufficient funds are legally available and not required for other purposes and provided further that such dividend payments are not prohibited by the terms of any applicable credit agreements), or (ii) an amount calculated to maintain Realty's qualification as a REIT under the Code by effecting the distribution in each year of an amount approximating 95% of its taxable income (other than net capital gains) (see item 1. "Business--Income Tax Matters--Realty"). This policy is subject to review by the Board of Directors from time to time in light of Realty's results of operations, its financial condition, its cash requirements and such other factors as the Board of Directors deems relevant.

  Realty's revolving credit agreement contains restrictions on the payment of dividends (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Santa Anita Realty Enterprises, Inc.-- Realty").

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

ITEM 6. SELECTED FINANCIAL DATA

  The financial data set forth on the following pages includes the information for The Santa Anita Companies, Realty and Operating Company, for each of the five years in the period ended December 31, 1995.

  The separate results of operations and separate net income (loss) per share of Realty and Operating Company cannot usually be added together to total the results of operations and net income per share of The Santa Anita Companies, because of adjustments and eliminations arising from inter-entity transactions.

  The following data should be read in conjunction with the information set forth elsewhere herein regarding income tax matters (see Item 1. "Business-- Income Tax Matters").

  The statements of operations of The Santa Anita Companies, Realty and Operating Company for each of the five years in the period ended December 31, 1995 have been audited by Ernst & Young LLP, independent certified public accountants. The selected financial data should be read in conjunction with the other financial statements and related notes thereto included elsewhere in this Joint Annual Report.

                           THE SANTA ANITA COMPANIES

                                 AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                ----------------------------------------------
                                  1995      1994     1993      1992     1991
                                --------  -------- --------  -------- --------
STATEMENTS OF OPERATIONS DATA:
  Total revenues............... $ 81,206  $ 81,449 $ 95,011  $ 94,177 $ 91,583
  Costs and expenses...........  114,761    79,135   97,133    86,958   81,630
                                --------  -------- --------  -------- --------
  Income (loss) before income
   taxes.......................  (33,555)    2,314   (2,122)    7,219    9,953
  Benefit (provision) for
   income taxes................    2,000       --     2,523       158      (37)
                                --------  -------- --------  -------- --------
  Income (loss) before
   extraordinary gain..........  (31,555)    2,314      401     7,377    9,916
  Extraordinary gain on early
   retirement of debt..........    4,050       --       --        --       --
                                --------  -------- --------  -------- --------
  Net income (loss)............ $(27,505) $  2,314 $    401  $  7,377 $  9,916
                                ========  ======== ========  ======== ========
  Net income (loss) per common
   share
    Before extraordinary gain.. $  (2.81) $    .21 $    .04  $    .66 $    .89
    Extraordinary gain.........      .36       --       --        --       --
                                --------  -------- --------  -------- --------
                                $  (2.45) $    .21 $    .04  $    .66 $    .89
                                ========  ======== ========  ======== ========
  Dividends paid by Realty per
   common share................ $    .80  $   1.08 $   1.36  $   1.36 $   2.08
                                ========  ======== ========  ======== ========
  Dividends declared by Realty
   per common share............ $    .80  $    .94 $   1.36  $   1.36 $   1.90
                                ========  ======== ========  ======== ========
  Weighted average shares
   outstanding.................   11,214    11,143   11,141    11,141   11,141
                                ========  ======== ========  ======== ========
BALANCE SHEET DATA:
  Total assets(a)(b)........... $117,171  $149,844 $264,673  $254,698 $230,108
                                ========  ======== ========  ======== ========
  Loans payable(a)............. $ 51,074  $ 50,375 $153,131  $133,217 $100,954
                                ========  ======== ========  ======== ========
  Shareholders' equity(b)...... $ 31,701  $ 67,443 $ 75,522  $ 90,274 $ 98,051
                                ========  ======== ========  ======== ========

- --------
(a) The decrease in total assets and loans payable in 1994 as compared with 1993 was due primarily to the sale of Realty's multifamily and industrial properties in 1994 (see Item 1. "Business--Realty--Pacific Gulf Properties Inc.").
(b) The decrease in total assets and shareholders' equity in 1995 as compared with 1994 was due primarily to the nonrecurring charge of $38,500,000 in 1995 relating to Realty's plan to dispose of its non-core real estate assets (see "Notes to Financial Statements--Note 2--Disposition of Non-Core Real Estate Assets").

                      SANTA ANITA REALTY ENTERPRISES, INC.

                                 AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                -----------------------------------------------
                                  1995      1994     1993      1992      1991
                                --------  -------- --------  --------  --------
STATEMENTS OF OPERATIONS DATA:
  Revenues
    Rental from racetrack.....  $ 11,342  $ 13,070 $ 11,634  $ 12,683  $ 11,817
    Rental property...........     8,447    11,054   25,105    21,164    17,369
    Interest and other........     2,637     2,108    5,222     2,120     2,313
                                --------  -------- --------  --------  --------
  Total revenues..............    22,426    26,232   41,961    35,967    31,499
                                --------  -------- --------  --------  --------
  Costs and expenses
    Rental property operating
     expenses.................     2,671     4,182   11,039     8,405     6,612
    Depreciation and
     amortization.............     3,899     4,152    7,079     6,520     5,779
    General and
     administrative...........     3,420     4,148    4,244     4,156     4,292
    Interest and other........     4,321     5,930    9,866     9,303     8,687
    Losses (earnings) from
     unconsolidated joint
     ventures.................     1,836     1,232     (446)   (1,502)   (2,472)
    Minority interest in
     losses of consolidated
     joint ventures...........       --        --      (891)   (1,126)   (1,098)
    Costs of equity offering..       700       --       --        --        --
    Card club option write-
     off......................     2,000       --       --        --        --
    Program for disposition of
     non-core real estate
     assets...................    38,500       --       --        --        --
    Write-down of land held
     for development..........       --      1,043      --        --        --
    Loss on disposition of
     multifamily and
     industrial operations....       --        --    10,974       --        --
                                --------  -------- --------  --------  --------
  Total costs and expenses....    57,347    20,687   41,865    25,756    21,800
                                --------  -------- --------  --------  --------
  Income (loss) before income
   taxes and extraordinary
   gain.......................   (34,921)    5,545       96    10,211     9,699
  Income tax benefit..........       --        --     2,523       --        --
                                --------  -------- --------  --------  --------
  Income (loss) before
   extraordinary gain.........   (34,921)    5,545    2,619    10,211     9,699
  Extraordinary gain on early
   retirement of debt.........     4,050       --       --        --        --
                                --------  -------- --------  --------  --------
  Net income (loss)...........  $(30,871) $  5,545 $  2,619  $ 10,211  $  9,699
                                ========  ======== ========  ========  ========
  Net income (loss) per common
   share
    Before extraordinary gain.  $  (3.09) $    .49 $    .23  $    .91  $    .86
    Extraordinary gain........       .36       --       --        --        --
                                --------  -------- --------  --------  --------
                                $  (2.73) $    .49 $    .23  $    .91  $    .86
                                ========  ======== ========  ========  ========
  Dividends paid per common
   share......................  $    .80  $   1.08 $   1.36  $   1.36  $   2.08
                                ========  ======== ========  ========  ========
  Dividends declared per
   common share...............  $    .80  $    .94 $   1.36  $   1.36  $   1.90
                                ========  ======== ========  ========  ========
  Weighted average shares
   outstanding................    11,326    11,256   11,256    11,256    11,257
                                ========  ======== ========  ========  ========
BALANCE SHEET DATA:
  Total assets................  $ 83,367  $117,329 $228,092  $220,980  $196,239
                                ========  ======== ========  ========  ========
  Loans payable...............  $ 49,339  $ 47,846 $149,877  $129,299  $100,954
                                ========  ======== ========  ========  ========
  Shareholders' equity........  $ 25,642  $ 63,784 $ 68,819  $ 81,509  $ 86,608
                                ========  ======== ========  ========  ========

                         SANTA ANITA OPERATING COMPANY

                                     AS OF AND FOR THE YEAR ENDED DECEMBER
                                                      31,
                                        (IN THOUSANDS, EXCEPT PER SHARE
                                                   AMOUNTS)
                                    ------------------------------------------
                                     1995    1994     1993     1992     1991
                                    ------- -------  -------  -------  -------
STATEMENTS OF OPERATIONS DATA:
  Revenues
    Wagering commissions........... $45,587 $43,096  $38,428  $41,339  $40,483
    Admission related..............  24,060  24,750   25,842   28,795   30,180
    Interest and other.............     686     565      571      747    1,457
                                    ------- -------  -------  -------  -------
  Total revenues...................  70,333  68,411   64,841   70,881   72,120
                                    ------- -------  -------  -------  -------
  Costs and expenses
    Horse racing operating costs...  48,686  48,352   46,696   52,254   51,779
    Depreciation and amortization..   3,196   4,251    2,768    2,732    2,634
    General and administrative.....   5,442   5,583    5,801    6,154    5,302
    Interest.......................     401     446      493      194      179
    Rental expense to Realty.......  11,342  13,057   11,315   12,686   11,930
                                    ------- -------  -------  -------  -------
  Total costs and expenses.........  69,067  71,689   67,073   74,020   71,824
                                    ------- -------  -------  -------  -------
  Income (loss) before income
   taxes...........................   1,266  (3,278)  (2,232)  (3,139)     296
  Benefit (provision) for income
   taxes...........................   2,000     --       --       243      (37)
                                    ------- -------  -------  -------  -------
  Net income (loss)................ $ 3,266 $(3,278) $(2,232) $(2,896) $   259
                                    ======= =======  =======  =======  =======
  Net income (loss) per common
   share........................... $   .29 $  (.29) $  (.20) $  (.26) $   .02
                                    ======= =======  =======  =======  =======
  Dividends declared per common
   share........................... $   --  $   --   $   --   $   --   $   --
                                    ======= =======  =======  =======  =======
  Weighted average shares
   outstanding.....................  11,214  11,143   11,141   11,141   11,141
                                    ======= =======  =======  =======  =======
BALANCE SHEET DATA:
  Total assets..................... $39,370 $38,912  $42,152  $39,458  $39,828
                                    ======= =======  =======  =======  =======
  Loans payable.................... $ 1,735 $ 2,529  $ 3,254  $ 3,918  $   --
                                    ======= =======  =======  =======  =======
  Shareholders' equity............. $11,210 $ 9,000  $12,274  $14,506  $17,402
                                    ======= =======  =======  =======  =======

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE SANTA ANITA COMPANIES

 COMBINED RESULTS OF OPERATIONS--1995 COMPARED WITH 1994 AND 1993

  Combined results of operations before extraordinary gain for the year ended December 31, 1995 was a loss of $31,555,000 or $2.81 per share, compared with income for the year ended December 31, 1994 of $2,314,000 or $.21 per share and income of $401,000 or $.04 per share for the year ended December 31, 1993. All three years contained several nonrecurring charges and credits which make comparison of the results of operations difficult. Management believes that income before nonrecurring charges and extraordinary gain is a more meaningful measure of the results of operations of the combined companies.

  Income, before nonrecurring items and extraordinary gain, was $7,047,000 or $0.63 per share in 1995, compared with $5,522,000, or $.50 per share in 1994 and $6,615,000 or $.59 per share in 1993, and reconciles to income (loss) before extraordinary gain as follows:

                                  1995             1994             1993
                             ----------------  --------------  ---------------
                              INCOME    PER    INCOME    PER    INCOME    PER
                              (LOSS)   SHARE   (LOSS)   SHARE   (LOSS)   SHARE
                             --------  ------  -------  -----  --------  -----
                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income before nonrecurring
 items and extraordinary
 gain:...................... $  7,047  $  .63  $ 5,522  $ .50  $  6,615  $ .59
Nonrecurring items:
  Costs of equity offering..     (750)   (.07)     --     --        --     --
  Card club option write-
   off......................   (2,000)   (.17)     --     --        --     --
  Program for disposition of
   non-core real estate
   assets...................  (38,500)  (3.43)     --     --        --     --
  Equity in Pacific real
   estate gain..............    1,080     .10      --     --        --     --
  Write-down of land held
   for development..........      --      --    (1,043)  (.09)      --     --
  Debt repayment costs on
   Fashion Park financing,
   net of minority interest.      --      --      (739)  (.07)      --     --
  Write-down of turf course.     (432)   (.04)  (1,426)  (.13)      --     --
  Franchise tax adjustments,
   refunds and interest.....    2,000     .17      --     --      5,734    .53
  Special deferred
   compensation charge......      --      --       --     --       (974)  (.09)
  Loss on disposition of
   multifamily and
   industrial operations....      --      --       --     --    (10,974)  (.99)
                             --------  ------  -------  -----  --------  -----
Income (loss) before
 extraordinary gain......... $(31,555) $(2.81) $ 2,314  $ .21  $    401  $ .04
                             ========  ======  =======  =====  ========  =====

  For additional information on the nonrecurring items, see separate Management's Discussion and Analysis of Realty and Operating Company below.

SANTA ANITA REALTY ENTERPRISES, INC.

  The following narrative discusses Realty's results of operations for the years ended December 31, 1995, 1994 and 1993, together with liquidity and capital resources as of December 31, 1995. Amounts for the years ended December 31, 1994 and 1993 have been restated to conform to the amounts reported for the year ended December 31, 1995 (see "Notes to Financial Statements--Note 6--Investments in Unconsolidated Joint Ventures").

 RESULTS OF OPERATIONS--1995 COMPARED WITH 1994

  Realty's revenues are derived principally from the rental of real property. Total revenues for the year ended December 31, 1995 were $22,426,000, compared with $26,232,000 for the year ended December 31, 1994, a decrease of $3,806,000. The lower 1995 revenues were due primarily to a decrease in Racetrack rental revenues and to Realty selling its multifamily and industrial operations to Pacific Gulf Properties Inc. ("Pacific"), formerly a wholly-owned subsidiary, in 1994 (see Item 1. "Business--Realty--Pacific Gulf Properties Inc." and "Notes to Financial Statements--Note 4--Disposition of Multifamily and Industrial Properties").

  The most significant source of rental revenue is the lease of Santa Anita Racetrack. Racetrack rental revenues for 1995 were $11,342,000, a decrease of 13.2% from rental revenues of $13,070,000 in 1994. The decrease in rental revenues resulted primarily from new lease terms with LATC. The lease with LATC for the Santa Anita Racetrack expired in December 1994 and was amended and extended through December 31, 1999. The new lease provides that Realty will receive 1.5% of the aggregate on-track wagering on live races at Santa Anita Racetrack and that the rental rate on wagering commissions from satellite wagering on races originating at Santa Anita Racetrack will be 26.5%. In addition, Realty receives 26.5% of the wagering commissions from satellite wagering on races originating from certain other racetracks. If the amended lease terms had been in effect for the year ended December 31, 1994, racetrack rental revenues would have been $11,123,000.

  Rental revenues from other real estate investments for 1995 were $8,447,000, a decrease of 23.6% from other rental revenues of $11,054,000 in 1994. The decrease in 1995 was due primarily to Realty selling its multifamily and industrial operations in 1994.

  Costs and expenses for 1995 were $16,147,000, excluding nonrecurring costs and expenses totaling $41,200,000, a decrease of 14.6% from costs and expenses for 1994 of $18,905,000, excluding nonrecurring expenses of $1,782,000. The decrease in 1995 was due primarily to the disposition of the multifamily and industrial operations and a decrease in interest expense, partially offset by an increase in losses from unconsolidated joint ventures.

 RESULTS OF OPERATIONS--1994 COMPARED WITH 1993

  Total revenues for the year ended December 31, 1994 were $26,232,000, compared with $41,961,000 for the year ended December 31, 1993, a decrease of 37.5%. The lower 1994 revenues were due primarily to Realty selling its multifamily and industrial operations to Pacific in 1994 and to nonrecurring interest earned on a California Franchise Tax Board refund received in 1993 and discussed below.

  Racetrack rental revenues for 1994 were $13,070,000, an increase of 12.3% over revenues of $11,634,000 in 1993. The increase in rental revenues resulted from an increase in average daily wagering and more racing days in 1994.

  Rental revenues from other real estate investments for 1994 were $11,054,000, a decrease of 56.0% from other rental revenues of $25,105,000 in 1993. The decrease in 1994 was due primarily to the 1994 sale by Realty to Pacific of its multifamily and industrial operations.

  Interest and other income was $2,108,000 in 1994, compared with $5,222,000 in 1993, a decrease of 59.6%. The decrease was primarily attributable to interest income of $3,211,000 in 1993 related to a tax settlement with the California Franchise Tax Board. The settlement was for tax years prior to 1980 related to Realty's predecessor. In addition to interest earned on the settlement, there was an income tax benefit of $2,523,000 in 1993.

  Costs and expenses for 1994 were $18,905,000, excluding nonrecurring expenses totaling $1,782,000, a decrease of 38.8% from costs and expenses of $30,891,000 in 1993, excluding a nonrecurring loss of $10,974,000 on the disposition of multifamily and industrial operations. The decrease was due primarily to the disposition of the multifamily and industrial operations and was partially offset by increases in interest expense attributable to continuing operations. The increase in continuing interest expense was due to a steady increase in interest rates throughout 1994, an increase in borrowing levels in the 1994 and 1993 fourth quarters and debt repayment costs in 1994.

 LIQUIDITY AND CAPITAL RESOURCES

  Realty has funds available from a combination of short- and long-term sources. Short-term sources included cash of $167,000 at December 31, 1995.

  The decrease in cash for the year ended December 31, 1995 was $2,084,000, compared with a decrease in cash of $4,459,000 in 1994. The decline in the decrease in cash of $2,375,000 was attributable to a decrease of $396,000 in cash provided by operating activities, a decrease of $62,873,000 in cash provided by investing activities and a decrease of $65,644,000 in cash used in financing activities.

  The decrease in cash provided by operating activities of $396,000 in 1995 was due primarily to a decrease in apartment and industrial operating income of $997,000, due to the sale of the multifamily and industrial operations in 1994, a decrease in racetrack rental revenues of $1,728,000 in 1995, due to new lease terms with LATC, and $700,000 of equity offering costs and $480,000 of Irwindale development costs charged to 1995 operating earnings. These decreases in cash provided by operating activities were partially offset by a decrease in interest expense of $1,609,000 in 1995 and a decrease in other liabilities of $1,720,000 in 1994, compared with a decrease in other liabilities of $40,000 in 1995.

  The decrease in cash provided by investing activities of $62,873,000 in 1995 was due primarily to proceeds from the disposition of the multifamily and industrial operations of $44,425,000 in 1994, a decrease in payments received on loans receivable of $9,732,000, primarily repayment of Fashion Park partnership advances in 1994, an increase in investments in and advances to unconsolidated joint ventures of $2,622,000, a decrease in distributions from unconsolidated joint ventures of $1,152,000 and an increase in additions to other assets of $5,415,000 in 1995, primarily the purchase of the option on the Bell casino and expenditures associated with the development of the Santa Anita Entertainment Center. These decreases in cash provided by investing activities were partially offset by an increase in dividends received from Pacific of $1,224,000 in 1995.

  The decrease in cash used in financing activities of $65,644,000 in 1995 was due primarily to the repayment of bank loans payable of $77,913,000 in 1994, primarily from proceeds from the disposition of the multifamily and industrial operations. Other decreases in cash used in financing activities included additional borrowings of $6,350,000 in 1995, under the revolving credit agreement, a decrease in dividends paid of $3,061,000 in 1995 and the issuance of common stock to Operating Company in 1995, valued at $1,810,000, for its use in granting restricted stock awards. These decreases in cash used in financing activities were partially offset by proceeds from real estate loans payable of $24,400,000 in 1994, related to real estate loans on the six shopping centers and refinancing the mortgage on the medical office building and by a decrease in intercompany payables of $641,000 in 1995, compared with an increase in intercompany payables of $1,525,000 in 1994.

  In November 1994, Realty entered into a one-year $30,000,000 revolving credit agreement with a commercial bank. In November 1995, the agreement was extended to January 26, 1996 and in January 1996, an amendment to the revolving credit agreement extended the term to June 30, 1996 and reduced available borrowings to $20,000,000. Borrowings under the revolving credit agreement bear interest, at Realty's option, at the prime rate, at LIBOR plus 1%, or at the 30-day, 60-day or 90-day certificate of deposit rate plus 1%. Realty is in discussions with the commercial bank and expects the credit agreement to be extended through December 31, 1996. Realty's Racetrack rental revenues have been pledged as collateral under the credit agreement.

  The revolving credit agreement contains a restriction on the payment of dividends to the lesser of $.80 per share or $9,200,000 in any twelve-month period beginning on or after July 1, 1994. Realty's current dividend policy is in compliance with this dividend restriction. Additionally, at December 31, 1995, Realty was in compliance with the other financial ratio and maintenance restrictions, except for the net worth restriction. Realty has obtained a waiver of noncompliance from the commercial bank and has cured the noncompliance as of January 31, 1996.

  During 1995, Realty adopted a plan to dispose of its non-core real estate assets and, accordingly, reduced the book value of these assets to their estimated realizable values, resulting in a nonrecurring charge of $38,500,000, of which $34,500,000 was recorded in the third quarter and $4,000,000 was recorded in the fourth quarter. The disposition plan is being undertaken in an orderly manner and was influenced by Realty's increased focus on the development of its Arcadia property. The assets to be disposed of have an adjusted carrying value of $27,652,000 at December 31, 1995 and consist of six neighborhood shopping centers located in Southern California and Arizona; commercial office buildings in Santa Ana and Upland, California; and an investment in Joppa Associates, a partnership which owns a vacant retail facility and undeveloped land adjacent to the Towson Town Center regional shopping center in Maryland. Included in the results of operations for the year ended December 31, 1995 is a loss of $1,261,000 relating to the non-core real estate assets. Also included in the nonrecurring charge was a $2,500,000 reserve for loss on disposition of notes receivable.

  In November 1995, Realty completed a negotiated, early and reduced payoff of the mortgage loan on the Santa Ana office building. The mortgage holder agreed to accept a cash payment of $7,500,000 as settlement in full of the 9.375% note due in 1998. The prepayment resulted in a gain of $4,050,000, net of miscellaneous closing expenses, which was reflected as an extraordinary gain on early retirement of debt in The Santa Anita Companies and Realty statements of operations.

  Realty has executed a joint and several guaranty of a loan issued to expand the Towson Town Center located in Towson, Maryland (owned 65% by H-T Associates) in the amount of $66,135,000. Realty's two partners in the venture have also each executed repayment guaranties, although one of the partners has a limited repayment guaranty. The loan balance to which the guaranties relate is $164,641,000. The repayment guaranties contain covenants which, among other matters, require the guarantors to maintain certain minimum levels of net worth. At December 31, 1995, Realty was in default under the minimum net worth covenant. Realty is currently in discussions with its partners and the lender to restructure the loan and modify the net worth requirement in the guaranty. If the discussions prove to be unsatisfactory, the lender may, among other things, foreclose on the assets of H-T Associates and pursue other remedies under the guaranties. The outcome of the discussions cannot presently be determined and no adjustment has been made in the financial statements.

  Since neither Realty nor either of its partners expects to have sufficient liquidity to pay the loan when due in 1999, it is expected that the loan will be refinanced. Ability to refinance the loan is dependent on several factors, including value of the property, interest rates and the credit environment at the time of refinancing. There can be no assurance that the loan can be refinanced when due.

  Realty has also executed a joint and several guaranty of a loan on property (owned 100% by Joppa Associates) adjacent to Towson Town Center in the amount of $8,247,000. One of Realty's other two partners, The Hahn Company, has executed a repayment guaranty for the full amount of the loan. The loan balance to which the guaranties relate is $16,494,000. At December 31, 1995, Realty was in compliance with the guaranty covenants.

  Realty has agreed to provide Operating Company with up to $10,000,000 in short-term advances, which is dependent upon Realty's liquidity and capital resources. At December 31, 1995, Realty has guaranteed an Operating Company capital lease in the amount of $1,735,000.

  At December 31, 1995, Realty's secured real estate loans receivable were carried at $10,954,000, net of $2,500,000 of realization reserves, and had maturities ranging from 1996 to 2002. For the year ended December 31, 1995, secured real estate loans receivable earned interest income of $1,058,000.

  At December 31, 1995, Realty's investment in 784,419 shares of Pacific common stock was carried at $12,967,000 and has a current annual dividend rate of $1.60 per share. On February 2, 1996, Realty notified Pacific of Realty's intent to sell the Pacific shares in an orderly manner pursuant to privately negotiated or open market transactions. Realty also exercised its right to have Pacific register such shares pursuant to a Registration Rights Agreement dated as of February 1, 1994.

  Realty expects that funds provided by operating activities and the sale of non-core real estate assets and Pacific common stock will provide sufficient liquidity to meet working capital needs and reduce outstanding borrowings under the revolving credit agreement.

 IMPACT OF INFLATION

  Realty's management believes that, for the foreseeable future, revenues and income from Santa Anita Racetrack and its other real estate investments should not be adversely affected in a material way by inflationary pressures. Certain leases include clauses enabling Realty to participate in tenants' future increases and gross revenues and other leases include provisions which tie the lease payments to the Consumer Price Index or include step-up provisions.

SANTA ANITA OPERATING COMPANY

  The following narrative discusses Operating Company's results of operations for the years ended December 31, 1995, 1994 and 1993 together with liquidity and capital resources as of December 31, 1995.

 RESULTS OF OPERATIONS--1995 COMPARED WITH 1994

  Operating Company derives its revenues from thoroughbred horse racing activities. Horse racing revenues were $69,647,000 in 1995, up 2.7% from $67,846,000 in 1994, primarily due to an increase in racing days and total wagering.

  In 1995, live thoroughbred horse racing at Santa Anita Racetrack totaled 120 days compared with 117 days in 1994. Total on-track attendance at the live racing events in 1995 was down 9.7% from the prior year and average daily attendance declined 11.9%. Total and average daily wagering were up 12.0% and 9.2% in 1995 compared with 1994. On-track wagering decreased 6.3%, wagering at Southern California satellite locations increased 8.8%, wagering at out-of-state locations increased 20.3% and wagering at Northern California locations increased 106.6% in 1995 compared with 1994.

  Management anticipates that the movement from on-track attendance and wagering to off-site is likely to continue. The growth rate in off-site wagering is dependent primarily upon such factors as Operating Company's ability to access new markets and the removal of various legal barriers which inhibit or restrict entry into such markets.

  Also, Santa Anita Racetrack operated 140 days in 1995 and 145 days in 1994 as a satellite wagering facility for Hollywood Park and Del Mar. Total and average daily attendance as a satellite wagering facility were down 5.9% and 2.5% in 1995 compared with 1994. Total wagering was down 2.5%, while average daily wagering was up 1.0% in 1995 compared with 1994.

  Horse racing operating costs were $48,686,000 (or 69.9% of horse racing revenues) in 1995 versus $48,352,000 (or 71.3% of horse racing revenues) in 1994. The operating margin improvement was primarily due to the implementation of certain cost control measures.

  Depreciation expense was $3,196,000 in 1995, $1,055,000 lower than the $4,251,000 in 1994. Depreciation expense includes an accelerated depreciation charge of $432,000 in 1995 and $1,426,000 in 1994 on the Santa Anita Racetrack turf course, which was replaced in April 1995.

  General and administrative expenses were $5,442,000 in 1995, a decrease of 2.5% from $5,583,000 in 1994 due to lower executive compensation expenses in 1995. Interest expense decreased to $401,000 in 1995 from $446,000 in 1994.

  Rental expense to Realty was $11,342,000 in 1995 compared with $13,057,000 in 1994. The decrease in rental expense of 13.1% reflects the new lease terms with Realty. Under the new lease terms, LATC pays to Realty 1.5% of the on-track wagering on live races at Santa Anita Racetrack and 26.5% of its wagering commissions from all satellite wagering. The old lease required LATC to pay Realty the same 1.5% of the on-track wagering on live races at Santa Anita Racetrack but required 40% of its wagering commissions from satellite wagering during the live race meets.

  An income tax benefit of $2,000,000 was recognized in 1995, as a result of various items, the most significant of which, related to a draw down of deferred taxes relating to an expected withdrawal of Franchise Tax Board assessments for 1986 through 1988.

  Due to the revenue and expense items previously discussed, Operating Company reported net income of $3,266,000, or $.29 per share in 1995, compared with a net loss of $3,278,000, or $.29 per share for the comparable period in 1994.

 RESULTS OF OPERATIONS--1994 COMPARED WITH 1993

  Horse racing revenues were $67,846,000 in 1994, up 5.6% from $64,270,000 in 1993, primarily due to an increase in racing days and total wagering.

  In 1994, live thoroughbred horse racing at Santa Anita Racetrack totaled 117 days compared with 114 days in 1993. Total on-track attendance at the live racing events in 1994 was down 5.5% from the prior year and average daily attendance was down 7.9%. Total wagering and average daily wagering during the Santa Anita Meet were up 20.1% and 17.0% in 1994 compared with 1993. On-track wagering decreased 3.7%, wagering at Southern California satellite locations increased 12.4%, wagering at out-of-state locations increased 63.1% and wagering at Northern California satellite locations increased substantially in 1994 compared with 1993.

  Management anticipates that the movement from on-track attendance and wagering to off-site is likely to continue. The growth rate in off-site wagering is dependent primarily upon such factors as Operating Company's ability to access new markets and the removal of various legal barriers which inhibit or restrict entry into such markets.

  Also, Santa Anita Racetrack operated 102 days in 1994 and 99 days in 1993 as a satellite wagering facility for Hollywood Park and 43 days in 1994 and 42 days in 1993 as a satellite wagering facility for Del Mar. Total attendance as a satellite wagering facility was down 4.0%, while wagering was up 1.3% in 1994 compared with 1993. Average daily attendance and average daily wagering as a satellite wagering facility were down 6.7% and 1.5% in 1994 compared with 1993.

  Horse racing operating costs were $48,352,000 (or 71.3% of horse racing revenues) in 1994 versus $46,696,000 (or 72.7% of horse racing revenues) in 1993. The operating margin improvement was primarily due to the implementation of certain cost control measures.

  Depreciation expense was $4,251,000 in 1994, up 53.6% from the $2,768,000 in 1993. The $1,483,000 increase in depreciation expense was due primarily to the accelerated depreciation charge on the Santa Anita Racetrack turf course, which will be replaced in April 1995.

  General and administrative expenses were $5,583,000 in 1994, a decrease of 3.8% from the $5,801,000 in 1993 due to the one-time charge of $759,000 in the prior year for the post retirement benefits payable as a result of the death of the former Chairman of the Board of Operating Company. Interest expense decreased to $446,000 in 1994 from $493,000 in 1993. Rental expense to Realty was $13,057,000 in 1994 compared with $11,315,000 in 1993. The increase in rental expense of 15.4% reflects the overall increase in racing days and wagering.

  Due to the revenue and expense items previously discussed, Operating Company reported a net loss of $3,278,000 or $.29 per share in 1994, compared with a net loss of $2,232,000 or $.20 per share in 1993.

 LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1995, Operating Company's sources of liquidity included cash and short-term investments of $13,710,000, together with a verbal commitment from Realty to provide up to $10,000,000 in short-term advances. In addition, Realty has guaranteed an Operating Company capital lease of $1,735,000. Operating Company's ability to borrow from Realty is dependent upon Realty's liquidity and capital resources (see Item 7. "Managements' Discussion and Analysis of Financial Condition and Results of Operations--Santa Anita Realty Enterprises, Inc.--Liquidity and Capital Resources"). As of the date of this filing, Realty did not have sufficient liquidity and capital resources to advance Operating Company funds. For the year ended December 31, 1995, short-term investments earned interest income of $526,000.

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

  Operating Company generated $3,965,000 more cash from operations in 1995 than in 1994. Net cash provided by operating activities was $6,162,000 in 1995 compared with $2,197,000 in 1994. The increase in cash from operations was primarily due to increased operating income from horse racing operations and the non-cash charge resulting from the amortization of unearned compensation expense.

  Net cash used in investment activities was $5,142,000 in 1995 compared with $1,496,000 in 1994. The $3,646,000 increase in cash used in investment activities was attributable to a higher level of capital improvements at Santa Anita Racetrack and the purchase of common stock of Realty for the grant of restricted stock.

  Net cash used in financing activities was $153,000 in 1995 compared with $2,246,000 in 1994. In 1995, the repayment of a capital lease was partially offset by the increase in the amount due from Realty.

 IMPACT OF INFLATION

  LATC's expenses are heavily labor-intensive with labor rates being covered by negotiated contracts with labor unions. Labor contracts with the pari-mutuel, service and operational employees were successfully renegotiated in 1995. Management continues to address cost containment and labor productivity in all areas.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is incorporated by reference to the information listed in the Index to Financial Statements filed with this Report.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

  Pursuant to General Instruction G(3) to Form 10-K, the information called for by this Part of Form 10-K is incorporated herein by reference to such information contained in the registrants' definitive joint proxy statement to be filed, pursuant to Regulation 14A, with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

    1. Financial Statements
      See Index to Financial Statements

    2. Financial Statement Schedules
      See Index to Financial Statement Schedules

    3.Exhibits
      See Exhibit Index

  (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1995.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, REALTY AND OPERATING COMPANY HAVE DULY CAUSED THIS REPORT TO BE SIGNED ON THEIR BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

SANTA ANITA REALTY ENTERPRISES, INC.      SANTA ANITA OPERATING COMPANY

By: /s/ William C. Baker                  By: /s/ Stephen F. Keller
 -----------------------------------        --------------------------------
 William C. Baker                           Stephen F. Keller
 Chairman of the Board and                  Chairman of the Board, President
 Chief Executive Officer                    and Chief Executive Officer
 (Principal Executive Officer)              (Principal Executive Officer)



Date: April 1, 1996                       Date: April 1, 1996


By: /s/ Brian L. Fleming                  By: /s/ Richard D. Brumbaugh
 -----------------------------------        --------------------------------
 Brian L. Fleming                           Richard D. Brumbaugh
 Executive Vice President and               Vice President--Finance and
 Chief Financial Officer                    Chief Financial Officer
 (Principal Financial and                   (Principal Financial and
 Accounting Officer)                        Accounting Officer)


Date: April 1, 1996                       Date: April 1, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANTS AND IN THE CAPACITIES AND ON THE DATE INDICATED.


                 SIGNATURE                                     TITLE
                 ---------                                     -----


         /s/ Stephen F. Keller              Chairman of the Board, President and Chief
___________________________________________   Executive Officer (Principal Executive
             Stephen F. Keller                Officer) of Operating Company and
                                              Director of Realty

          /s/ William C. Baker              Chairman of the Board and Chief Executive
___________________________________________   Officer (Principal Executive Officer) of
             William C. Baker                 Realty and Director of Operating Company

       /s/ Thomas J. Barrack, Jr.           Director of Operating Company and Director
___________________________________________   of Realty
          Thomas J. Barrack, Jr.

     /s/ Sherwood C. Chillingworth          Executive Vice President and Director of
___________________________________________   Realty
         Sherwood C. Chillingworth

         /s/ Richard S. Cohen               Director of Operating Company and Director
___________________________________________   of Realty
             Richard S. Cohen

           /s/ James P. Conn                Director of Operating Company and Director
___________________________________________   of Realty
               James P. Conn

          /s/ Arthur Lee Crowe              Director of Operating Company and Director
___________________________________________   of Realty
             Arthur Lee Crowe

        /s/ John C. Cushman, III            Director of Operating Company and Director
___________________________________________   of Realty
           John C. Cushman, III

        /s/ Clifford C. Goodrich            Executive Vice President and Director of
___________________________________________   Operating Company
           Clifford C. Goodrich

          /s/ Taylor B. Grant               Director of Realty
___________________________________________
              Taylor B. Grant

         /s/ J. Terrence Lanni              Director of Operating Company and Director
___________________________________________   of Realty
             J. Terrence Lanni

         /s/ Thomas P. Mullaney             Director of Operating Company and Director
___________________________________________   of Realty
            Thomas P. Mullaney

         /s/ William D. Schulte             Director of Operating Company and Director
___________________________________________   of Realty
            William D. Schulte


Date: April 1, 1996

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
INDEPENDENT AUDITORS' REPORT..............................................  38

THE SANTA ANITA COMPANIES
  Combined Balance Sheets as of December 31, 1995 and 1994................  39
  Combined Statements of Operations for the years ended December 31, 1995,
   1994 and 1993..........................................................  40
  Combined Statements of Shareholders' Equity for the years ended December
   31, 1995, 1994 and 1993................................................  41
  Combined Statements of Cash Flows for the years ended December 31, 1995,
   1994 and 1993..........................................................  42

SANTA ANITA REALTY ENTERPRISES, INC.
  Consolidated Balance Sheets as of December 31, 1995 and 1994............  43
  Consolidated Statements of Operations for the years ended December 31,
   1995, 1994 and 1993....................................................  44
  Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1995, 1994 and 1993.......................................  45
  Consolidated Statements of Cash Flows for the years ended December 31,
   1995, 1994 and 1993....................................................  46

SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES
  Consolidated Balance Sheets as of December 31, 1995 and 1994............  47
  Consolidated Statements of Operations for the years ended December 31,
   1995, 1994 and 1993....................................................  48
  Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1995, 1994 and 1993.......................................  49
  Consolidated Statements of Cash Flows for the years ended December 31,
   1995, 1994 and 1993....................................................  50

NOTES TO FINANCIAL STATEMENTS.............................................  51

ANITA ASSOCIATES
  Independent Auditor's Report............................................  74
  Financial Statements and Notes..........................................  75

H-T ASSOCIATES
  Independent Auditors' Report............................................  86
  Financial Statements and Notes..........................................  87

PACIFIC GULF PROPERTIES INC.
  Realty hereby incorporates by reference the consolidated financial statements and schedule of Pacific Gulf Properties Inc. included in such company's Annual Report on Form 10-K for the year ended December
   31, 1995.

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

  The schedules listed below relate to Realty and Operating Company as indicated:

                                                                              SCHEDULES FOR
                                                                    ------------------------------------
                                                                                               OPERATING
SCHEDULE                                                            REALTY                      COMPANY
- --------                                                            ------                     ---------
                                                                      (REFERENCE IS TO PAGE NUMBER)
II   Valuation and Qualifying Accounts as of
     December 31, 1995 and 1994                                       71                         Omitted
III  Real Estate and Accumulated Depreciation as
     of December 31, 1995                                             72                         Omitted

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

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Santa Anita Realty Enterprises, Inc. and
Santa Anita Operating Company

  We have audited the financial statements and schedules listed on pages 36 and 37 of:

    (a) The Santa Anita Companies

    (b) Santa Anita Realty Enterprises, Inc. ("Realty"); and

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the above-listed entities at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above, when considered in relation to the financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in Note 6, certain joint ventures previously consolidated by Realty have been reported in 1995 using the equity method and, accordingly, prior years' financial statements have been restated to conform to this presentation.

                                          Ernst & Young LLP

Los Angeles, California
March 7, 1996

                           THE SANTA ANITA COMPANIES

                            COMBINED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                                     ASSETS

                                                        1995          1994
                                                    ------------  ------------
                                                                   (RESTATED)
Real estate assets
  Santa Anita Racetrack, less accumulated
   depreciation of $20,216,000 and $19,431,000..... $  9,030,000  $  8,304,000
  Commercial properties, less accumulated
   depreciation of $3,631,000 and $3,323,000.......   10,342,000    10,612,000
  Commercial properties to be sold, less
   accumulated depreciation of $16,737,000 and
   $15,449,000.....................................   27,337,000    54,105,000
  Investments in and advances to unconsolidated
   joint ventures..................................    3,166,000     7,434,000
  Real estate loans receivable.....................   10,954,000    13,911,000
                                                    ------------  ------------
                                                      60,829,000    94,366,000
Cash...............................................   11,355,000     9,494,000
Short-term investments, at cost (approximates
 market)...........................................    2,522,000     5,600,000
Accounts receivable................................    3,771,000     3,037,000
Prepaid expenses and other assets..................    6,494,000     5,056,000
Investment in Pacific Gulf Properties Inc..........   12,967,000    12,825,000
Property, plant and equipment, at cost, less
 accumulated depreciation of $24,968,000 and
 $23,093,000.......................................   19,233,000    19,466,000
                                                    ------------  ------------
                                                    $117,171,000  $149,844,000
                                                    ============  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable.......................... $ 28,389,000  $ 40,546,000
Bank loans payable.................................   22,685,000     9,829,000
Accounts payable...................................   11,208,000    11,389,000
Other liabilities..................................   16,967,000    12,394,000
Income taxes.......................................      326,000           --
Dividends payable..................................    2,277,000     2,251,000
Deferred revenues..................................    2,379,000     2,427,000
Deferred income taxes..............................    1,239,000     3,565,000
                                                    ------------  ------------
                                                      85,470,000    82,401,000
                                                    ------------  ------------
Shareholders' equity
  Preferred stock, $.10 par value; authorized
   6,000,000 shares; none issued...................          --            --
  Common stock, $.10 par value; authorized
   19,000,000 shares; issued and outstanding
   11,270,500 and 11,143,853 shares................    2,253,000     2,227,000
  Additional paid-in capital.......................  136,552,000   134,615,000
  Unearned compensation expense....................   (1,209,000)          --
  Retained earnings (deficit)...................... (105,895,000)  (69,399,000)
                                                    ------------  ------------
                                                      31,701,000    67,443,000
                                                    ------------  ------------
                                                    $117,171,000  $149,844,000
                                                    ============  ============

                            See accompanying notes.

                           THE SANTA ANITA COMPANIES

                       COMBINED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                              1995         1994        1993
                                          ------------  ----------- -----------
                                                              (RESTATED)
Revenues
  Horse racing..........................  $ 69,647,000  $67,846,000 $64,270,000
  Rental property.......................     8,447,000   11,054,000  25,105,000
  Interest and other....................     3,112,000    2,549,000   5,636,000
                                          ------------  ----------- -----------
                                            81,206,000   81,449,000  95,011,000
                                          ------------  ----------- -----------
Costs and expenses
  Horse racing operating costs..........    48,686,000   48,339,000  46,377,000
  Rental property operating expenses....     2,671,000    4,182,000  11,039,000
  Depreciation and amortization.........     6,905,000    8,232,000   9,676,000
  General and administrative............     8,812,000    9,731,000  10,045,000
  Interest and other....................     4,601,000    6,376,000  10,359,000
  Losses (earnings) from unconsolidated
   joint ventures.......................     1,836,000    1,232,000    (446,000)
  Costs of equity offering..............       750,000          --          --
  Card club option write-off............     2,000,000          --          --
  Program for disposition of non-core
   real estate assets...................    38,500,000          --          --
  Minority interest in losses of
   consolidated joint ventures..........           --           --     (891,000)
  Write-down of land held for
   development..........................           --     1,043,000         --
  Loss on disposition of multifamily and
   industrial operations................           --           --   10,974,000
                                          ------------  ----------- -----------
                                           114,761,000   79,135,000  97,133,000
                                          ------------  ----------- -----------
Income (loss) before income taxes and
 extraordinary gain.....................   (33,555,000)   2,314,000  (2,122,000)
Income tax benefit......................     2,000,000          --    2,523,000
                                          ------------  ----------- -----------
Income (loss) before extraordinary gain.   (31,555,000)   2,314,000     401,000
Extraordinary gain on early retirement
 of debt................................     4,050,000          --          --
                                          ------------  ----------- -----------
Net income (loss).......................  $(27,505,000) $ 2,314,000 $   401,000
                                          ============  =========== ===========
Weighted average number of common shares
 outstanding............................    11,213,943   11,143,146  11,140,853
                                          ============  =========== ===========
Income (loss) per common share..........
  Before extraordinary gain.............  $      (2.81) $       .21 $       .04
  Extraordinary gain....................           .36          --          --
                                          ------------  ----------- -----------
Net income (loss) per common share......  $      (2.45) $       .21 $       .04
                                          ============  =========== ===========
Dividends declared per common share.....  $        .80  $       .94 $      1.36
                                          ============  =========== ===========

                            See accompanying notes.

                           THE SANTA ANITA COMPANIES

                  COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                             COMMON STOCK       ADDITIONAL    RETAINED       UNEARNED
                         ---------------------   PAID-IN      EARNINGS     COMPENSATION
                           SHARES     AMOUNT     CAPITAL      (DEFICIT)      EXPENSE        TOTAL
                         ---------- ---------- ------------ -------------  ------------  ------------
Combined balance,
 December 31, 1992...... 11,140,853 $2,227,000 $134,554,000 $ (46,507,000) $       --    $ 90,274,000
  Dividends declared on
   common stock.........        --         --           --    (15,153,000)         --     (15,153,000)
  Net income............        --         --           --        401,000          --         401,000
                         ---------- ---------- ------------ -------------  -----------   ------------
Combined balance,
 December 31, 1993...... 11,140,853  2,227,000  134,554,000   (61,259,000)         --      75,522,000
  Stock issued in
   connection with stock
   option plan..........      3,000        --        61,000           --           --          61,000
  Dividends declared on
   common stock.........        --         --           --    (10,454,000)         --     (10,454,000)
  Net income............        --         --           --      2,314,000          --       2,314,000
                         ---------- ---------- ------------ -------------  -----------   ------------
Combined balance,
 December 31, 1994...... 11,143,853  2,227,000  134,615,000   (69,399,000)         --      67,443,000
  Stock issued in
   connection with
   restricted stock
   awards...............    126,647     26,000    1,937,000           --    (1,963,000)           --
  Amortization of
   unearned compensation
   expense..............        --         --           --            --       754,000        754,000
  Dividends declared on
   common stock.........        --         --           --     (8,991,000)         --      (8,991,000)
  Net loss..............        --         --           --    (27,505,000)         --     (27,505,000)
                         ---------- ---------- ------------ -------------  -----------   ------------
Combined balance,
 December 31, 1995...... 11,270,500 $2,253,000 $136,552,000 $(105,895,000) $(1,209,000)  $ 31,701,000
                         ========== ========== ============ =============  ===========   ============

                            See accompanying notes.

                           THE SANTA ANITA COMPANIES

                       COMBINED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                            1995         1994         1993
                                        ------------  -----------  -----------
                                                            (RESTATED)
Cash flows from operating activities:
  Net income (loss).................... $(27,505,000) $ 2,314,000  $   401,000
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Depreciation and amortization......    6,905,000    8,232,000    9,676,000
    Amortization of unearned
     compensation expense..............      754,000          --           --
    Deferred income taxes..............   (2,000,000)         --      (108,000)
    Minority interest in losses of
     consolidated joint ventures.......          --           --      (891,000)
    Equity in losses (earnings) of
     unconsolidated joint ventures.....    1,836,000    1,232,000     (446,000)
    Equity in earnings from investment
     in Pacific Gulf Properties Inc....   (1,374,000)    (203,000)         --
    Card club option write-off.........    2,000,000          --           --
    Program for disposition of non-core
     real estate assets................   38,500,000          --           --
    Extraordinary gain on early
     retirement of debt................   (4,050,000)         --           --
    Write-down of land held for
     development.......................          --     1,043,000          --
    Loss on disposition of multifamily
     and industrial operations.........          --           --    10,974,000
    Net (increase) decrease in certain
     other assets......................     (184,000)     958,000     (543,000)
    Net increase (decrease) in certain
     other liabilities ................    1,003,000   (1,294,000)   8,597,000
                                        ------------  -----------  -----------
  Net cash provided by operating
   activities..........................   15,885,000   12,282,000   27,660,000
                                        ------------  -----------  -----------
Cash flows from investing activities:
  Proceeds from disposition of
   multifamily and industrial
   operations..........................          --    44,425,000          --
  Payments received on loans
   receivable..........................      484,000   10,216,000    4,076,000
  Origination of loans receivable......      (27,000)         --    (8,163,000)
  Additions and improvements to real
   estate assets.......................   (3,432,000)  (2,911,000) (17,030,000)
  Additions to property, plant and
   equipment...........................   (3,332,000)  (1,553,000)  (1,450,000)
  Additions to certain other assets....   (5,415,000)         --           --
  Investments in and advances to
   unconsolidated joint ventures.......   (4,282,000)  (1,660,000)  (2,400,000)
  Capital distributions from
   unconsolidated joint ventures.......    1,862,000    3,014,000    3,829,000
  Dividends received from Pacific Gulf
   Properties Inc. ....................    1,224,000      203,000          --
                                        ------------  -----------  -----------
  Net cash (used in) provided by
   investing activities................  (12,918,000)  51,734,000  (21,138,000)
                                        ------------  -----------  -----------
Cash flows from financing activities:
  Proceeds from real estate loans
   payable.............................          --    24,400,000          --
  Proceeds from bank loans payable.....   13,650,000    7,300,000   20,981,000
  Repayment of real estate loans
   payable.............................   (8,074,000) (11,150,000)    (403,000)
  Repayment of bank loans payable......     (794,000) (78,638,000)    (664,000)
  Dividends paid.......................   (8,966,000) (11,993,000) (15,152,000)
  Proceeds from stock issued in
   connection with exercise of stock
   options and dividend reinvestment
   plan................................          --        61,000          --
  Distributions to minority interest in
   consolidated joint ventures, net....          --           --      (868,000)
                                        ------------  -----------  -----------
  Net cash (used in) provided by
   financing activities................   (4,184,000) (70,020,000)   3,894,000
                                        ------------  -----------  -----------
Net (decrease) increase in cash and
 cash equivalents......................   (1,217,000)  (6,004,000)  10,416,000
Cash and cash equivalents at beginning
 of year ..............................   15,094,000   21,098,000   10,682,000
                                        ------------  -----------  -----------
Cash and cash equivalents at end of
 year.................................. $ 13,877,000  $15,094,000  $21,098,000
                                        ============  ===========  ===========

                            See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                                     ASSETS

                                                        1995          1994
                                                    ------------  ------------
                                                                   (RESTATED)
Real estate assets
  Santa Anita Racetrack, less accumulated
   depreciation of $20,216,000 and $19,431,000..... $  9,030,000  $  8,304,000
  Commercial properties, less accumulated
   depreciation of $4,068,000 and $3,699,000.......   13,047,000    13,378,000
  Commercial properties to be sold, less
   accumulated depreciation of $18,085,000 and
   $16,668,000.....................................   27,652,000    56,212,000
  Investments in and advances to unconsolidated
   joint ventures..................................    3,166,000     7,434,000
  Real estate loans receivable.....................   10,954,000    13,911,000
                                                    ------------  ------------
                                                      63,849,000    99,239,000
Cash...............................................      167,000     2,251,000
Accounts receivable................................      658,000       655,000
Prepaid expenses and other assets..................    5,726,000     2,359,000
Investment in Pacific Gulf Properties Inc. ........   12,967,000    12,825,000
                                                    ------------  ------------
                                                    $ 83,367,000  $117,329,000
                                                    ============  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable.......................... $ 28,389,000  $ 40,546,000
Bank loans payable.................................   20,950,000     7,300,000
Accounts payable...................................      420,000       589,000
Other liabilities..................................    5,274,000     1,803,000
Dividends payable..................................    2,277,000     2,251,000
Due to Operating Company...........................      415,000     1,056,000
                                                    ------------  ------------
                                                      57,725,000    53,545,000
                                                    ------------  ------------
Shareholders' equity
  Preferred stock, $.10 par value; authorized
   6,000,000 shares; none issued                             --            --
  Common stock, $.10 par value; authorized
   19,000,000 shares; issued and outstanding
   11,383,000 and 11,256,353 shares................    1,138,000     1,125,000
  Additional paid-in capital.......................  118,881,000   117,084,000
  Retained earnings (deficit)......................  (94,377,000)  (54,425,000)
                                                    ------------  ------------
                                                      25,642,000    63,784,000
                                                    ------------  ------------
                                                    $ 83,367,000  $117,329,000
                                                    ============  ============


                            See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                              1995         1994        1993
                                          ------------  ----------- -----------
                                                              (RESTATED)
Revenues
  Rent from Racetrack...................  $ 11,342,000  $13,070,000 $11,634,000
  Shopping centers......................     4,441,000    4,501,000   4,403,000
  Office buildings......................     4,006,000    4,301,000   4,521,000
  Apartments and industrial.............           --     2,252,000  16,181,000
  Interest and other....................     2,637,000    2,108,000   5,222,000
                                          ------------  ----------- -----------
                                            22,426,000   26,232,000  41,961,000
                                          ------------  ----------- -----------
Costs and expenses
  Shopping centers......................     1,045,000    1,065,000   1,225,000
  Office buildings......................     1,626,000    1,862,000   1,804,000
  Apartments and industrial.............           --     1,255,000   8,010,000
  Depreciation and amortization.........     3,899,000    4,152,000   7,079,000
  General and administrative............     3,420,000    4,148,000   4,244,000
  Interest and other....................     4,321,000    5,930,000   9,866,000
  Losses (earnings) from unconsolidated
   joint ventures.......................     1,836,000    1,232,000    (446,000)
  Costs of equity offering..............       700,000          --          --
  Card club option write-off............     2,000,000          --          --
  Program for disposition of non-core
   real estate assets...................    38,500,000          --          --
  Minority interest in losses of
   consolidated joint ventures..........           --           --     (891,000)
  Write-down of land held for
   development..........................           --     1,043,000         --
  Loss on disposition of multifamily and
   industrial operations................           --           --   10,974,000
                                          ------------  ----------- -----------
                                            57,347,000   20,687,000  41,865,000
                                          ------------  ----------- -----------
Income (loss) before income taxes and
 extraordinary gain.....................   (34,921,000)   5,545,000      96,000
Income tax benefit......................           --           --    2,523,000
                                          ------------  ----------- -----------
Income (loss) before extraordinary gain.   (34,921,000)   5,545,000   2,619,000
Extraordinary gain on early retirement
 of debt................................     4,050,000          --          --
                                          ------------  ----------- -----------
Net income (loss).......................  $(30,871,000) $ 5,545,000 $ 2,619,000
                                          ============  =========== ===========
Weighted average number of common shares
 outstanding............................    11,326,443   11,256,353  11,256,353
                                          ============  =========== ===========
Income (loss) per common share..........
  Before extraordinary item.............  $      (3.09) $       .49 $       .23
  Extraordinary item....................           .36          --          --
                                          ------------  ----------- -----------
Net income (loss) per common share......  $      (2.73) $       .49 $       .23
                                          ============  =========== ===========
Dividends declared per common share.....  $        .80  $       .94 $      1.36
                                          ============  =========== ===========


                            See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                             COMMON STOCK       ADDITIONAL    RETAINED
                         ---------------------   PAID-IN      EARNINGS
                           SHARES     AMOUNT     CAPITAL     (DEFICIT)       TOTAL
                         ---------- ---------- ------------ ------------  ------------
Balance, December 31,
 1992................... 11,256,353 $1,125,000 $117,084,000 $(36,700,000) $ 81,509,000
  Dividends declared on
   common stock.........        --         --           --   (15,309,000)  (15,309,000)
  Net income............        --         --           --     2,619,000     2,619,000
                         ---------- ---------- ------------ ------------  ------------
Balance, December 31,
 1993................... 11,256,353  1,125,000  117,084,000  (49,390,000)   68,819,000
  Dividends declared on
   common stock.........        --         --           --   (10,580,000)  (10,580,000)
  Net income............        --         --           --     5,545,000     5,545,000
                         ---------- ---------- ------------ ------------  ------------
Balance, December 31,
 1994................... 11,256,353  1,125,000  117,084,000  (54,425,000)   63,784,000
  Stock issued to
   Operating Company in
   connection with
   restricted stock
   awards...............    126,647     13,000    1,797,000          --      1,810,000
  Dividends declared on
   common stock.........        --         --           --    (9,081,000)   (9,081,000)
  Net loss..............        --         --           --   (30,871,000)  (30,871,000)
                         ---------- ---------- ------------ ------------  ------------
Balance, December 31,
 1995................... 11,383,000 $1,138,000 $118,881,000 $(94,377,000) $ 25,642,000
                         ========== ========== ============ ============  ============




                            See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                           1995          1994          1993
                                       ------------  ------------  ------------
                                                            (RESTATED)
Cash flows from operating activities:
  Net income (loss)..................  $(30,871,000) $  5,545,000  $  2,619,000
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Depreciation and amortization....     3,899,000     4,152,000     7,079,000
    Minority interest in losses of
     consolidated joint ventures.....           --            --       (891,000)
    Equity in losses (earnings) of
     unconsolidated joint ventures...     1,836,000     1,232,000      (446,000)
    Equity in earnings from
     investment in Pacific Gulf
     Properties Inc..................    (1,374,000)     (203,000)          --
    Card club option write-off.......     2,000,000           --            --
    Program for disposition of non-
     core real estate assets.........    38,500,000           --            --
    Extraordinary gain on early
     retirement of debt..............    (4,050,000)          --            --
    Write-down of land held for
     development.....................           --      1,043,000           --
    Loss on disposition of
     multifamily and industrial
     operations......................           --            --     10,974,000
    Net (increase) decrease in
     certain other assets............       (87,000)      160,000      (474,000)
    Net (decrease) increase in
     certain other liabilities.......       (40,000)   (1,720,000)    3,858,000
                                       ------------  ------------  ------------
  Net cash provided by operating
   activities........................     9,813,000    10,209,000    22,719,000
                                       ------------  ------------  ------------
Cash flows from investing activities:
  Proceeds from disposition of
   multifamily and industrial
   operations........................           --     44,425,000           --
  Payments received on loans
   receivable........................       484,000    10,216,000     4,076,000
  Origination of loans receivable....       (27,000)          --     (8,163,000)
  Additions and improvements to real
   estate assets.....................    (3,432,000)   (2,911,000)  (17,030,000)
  Additions to certain other assets..    (5,415,000)          --            --
  Investments in and advances to
   unconsolidated joint ventures.....    (4,282,000)   (1,660,000)   (2,400,000)
  Capital distributions from
   unconsolidated joint ventures.....     1,862,000     3,014,000     3,829,000
  Dividends received from Pacific
   Gulf Properties Inc...............     1,224,000       203,000           --
                                       ------------  ------------  ------------
  Net cash (used in) provided by
   investing activities..............    (9,586,000)   53,287,000   (19,688,000)
                                       ------------  ------------  ------------
Cash flows from financing activities:
  Proceeds from real estate loans
   payable...........................           --     24,400,000           --
  Proceeds from bank loans payable...    13,650,000     7,300,000    20,981,000
  Repayment of real estate loans
   payable...........................    (8,074,000)  (11,150,000)     (403,000)
  Repayment of bank loans payable....           --    (77,913,000)          --
  (Decrease) increase in due to
   Operating Company.................      (641,000)    1,525,000    (1,428,000)
  Dividends paid.....................    (9,056,000)  (12,117,000)  (15,309,000)
  Issuance of common stock to
   Operating Company in connection
   with restricted stock awards......     1,810,000           --            --
  Distributions to minority interest
   in consolidated joint ventures,
   net...............................           --            --       (868,000)
                                       ------------  ------------  ------------
  Net cash (used in) provided by
   financing activities..............    (2,311,000)  (67,955,000)    2,973,000
                                       ------------  ------------  ------------
Net (decrease) increase in cash and
 cash equivalents....................    (2,084,000)   (4,459,000)    6,004,000
Cash and cash equivalents at
 beginning of year...................     2,251,000     6,710,000       706,000
                                       ------------  ------------  ------------
Cash and cash equivalents at end of
 year................................  $    167,000  $  2,251,000  $  6,710,000
                                       ============  ============  ============

                            See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                                     ASSETS

                                                        1995         1994
                                                     -----------  -----------
Current assets
  Cash.............................................. $11,188,000  $ 7,243,000
  Short-term investments, at cost (approximates
   market)..........................................   2,522,000    5,600,000
  Accounts receivable...............................   3,113,000    2,382,000
  Due from Realty...................................     415,000    1,056,000
  Prepaid expenses and other assets.................     777,000    1,043,000
                                                     -----------  -----------
    Total current assets............................  18,015,000   17,324,000
Investment in common stock of Realty................   2,122,000    2,122,000
Property, plant and equipment, at cost, less
 accumulated depreciation of $24,968,000 and
 $23,093,000........................................  19,233,000   19,466,000
                                                     -----------  -----------
                                                     $39,370,000  $38,912,000
                                                     ===========  ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable.................................. $10,788,000  $10,800,000
  Other liabilities.................................  11,693,000   10,591,000
  Bank loans payable................................     868,000      794,000
  Income taxes......................................     326,000          --
                                                     -----------  -----------
    Total current liabilities.......................  23,675,000   22,185,000
Bank loans payable..................................     867,000    1,735,000
Deferred revenues...................................   2,379,000    2,427,000
Deferred income taxes...............................   1,239,000    3,565,000
                                                     -----------  -----------
                                                      28,160,000   29,912,000
                                                     -----------  -----------
Shareholders' equity
  Preferred stock, $.10 par value; authorized
   6,000,000 shares; none issued....................         --           --
  Common stock, $.10 par value; authorized
   19,000,000 shares; issued and outstanding
   11,270,500 and 11,143,853 shares.................   1,127,000    1,114,000
  Additional paid-in capital........................  20,736,000   20,596,000
  Unearned compensation expense.....................  (1,209,000)         --
  Retained earnings (deficit).......................  (9,444,000) (12,710,000)
                                                     -----------  -----------
                                                      11,210,000    9,000,000
                                                     -----------  -----------
                                                     $39,370,000  $38,912,000
                                                     ===========  ===========

                            See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                             1995        1994         1993
                                          ----------- -----------  -----------
Revenues
  Wagering commissions................... $45,587,000 $43,096,000  $38,428,000
  Admission related......................  24,060,000  24,750,000   25,842,000
  Interest and other.....................     686,000     565,000      571,000
                                          ----------- -----------  -----------
                                           70,333,000  68,411,000   64,841,000
                                          ----------- -----------  -----------
Costs and expenses
  Horse racing operating costs...........  48,686,000  48,352,000   46,696,000
  Depreciation and amortization..........   3,196,000   4,251,000    2,768,000
  General and administrative.............   5,442,000   5,583,000    5,801,000
  Interest...............................     401,000     446,000      493,000
  Rental expense to Realty...............  11,342,000  13,057,000   11,315,000
                                          ----------- -----------  -----------
                                           69,067,000  71,689,000   67,073,000
                                          ----------- -----------  -----------
Income (loss) before income taxes........   1,266,000  (3,278,000)  (2,232,000)
Income tax benefit.......................   2,000,000         --           --
                                          ----------- -----------  -----------
Net income (loss)........................ $ 3,266,000 $(3,278,000) $(2,232,000)
                                          =========== ===========  ===========
Weighted average number of common shares
 outstanding.............................  11,213,943  11,143,146   11,140,853
                                          =========== ===========  ===========
Net income (loss) per common share....... $       .29 $      (.29) $     (.20)
                                          =========== ===========  ===========





                            See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                             COMMON STOCK      ADDITIONAL    RETAINED      UNEARNED
                         ---------------------   PAID-IN     EARNINGS    COMPENSATION
                           SHARES     AMOUNT     CAPITAL    (DEFICIT)      EXPENSE        TOTAL
                         ---------- ---------- ----------- ------------  ------------  -----------
Balance, December 31,
 1992................... 11,140,853 $1,114,000 $20,592,000 $(7,200,000)  $       --    $14,506,000
  Net loss..............        --         --          --    (2,232,000)         --     (2,232,000)
                         ---------- ---------- ----------- ------------  -----------   -----------
Balance, December 31,
 1993................... 11,140,853  1,114,000  20,592,000   (9,432,000)         --     12,274,000
  Stock issued in
   connection with stock
   option plan                3,000        --        4,000          --           --          4,000
  Net loss..............        --         --          --    (3,278,000)         --     (3,278,000)
                         ---------- ---------- ----------- ------------  -----------   -----------
Balance, December 31,
 1994................... 11,143,853  1,114,000  20,596,000  (12,710,000)         --      9,000,000
  Stock issued in
   connection with
   restricted stock
   awards...............    126,647     13,000     140,000          --    (1,963,000)   (1,810,000)
  Amortization of
   unearned compensation
   expense..............        --         --          --           --       754,000       754,000
  Net income............        --         --          --     3,266,000          --      3,266,000
                         ---------- ---------- ----------- ------------  -----------   -----------
Balance, December 31,
 1995................... 11,270,500 $1,127,000 $20,736,000 $ (9,444,000) $(1,209,000)  $11,210,000
                         ========== ========== =========== ============  ===========   ===========



                            See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                           1995          1994         1993
                                        -----------  ------------  -----------
Cash flows from operating activities:
  Net income (loss).................... $ 3,266,000  $ (3,278,000) $(2,232,000)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Depreciation and amortization......   3,196,000     4,251,000    2,768,000
    Amortization of unearned
     compensation expense..............     754,000           --           --
    Deferred income taxes..............  (2,000,000)          --      (108,000)
    Net (increase) decrease in certain
     other assets......................     (96,000)      798,000      (69,000)
    Net increase in certain other
     liabilities.......................   1,042,000       426,000    4,739,000
                                        -----------  ------------  -----------
  Net cash provided by operating
   activities..........................   6,162,000     2,197,000    5,098,000
                                        -----------  ------------  -----------
Cash flows from investing activities:
  Additions to property, plant and
   equipment...........................  (3,332,000)   (1,553,000)  (1,450,000)
  Purchase of common stock form Realty
   in connection with grant of
   restricted stock....................  (1,810,000)          --           --
  Decrease in investment in common
   stock of Realty.....................         --         57,000          --
                                        -----------  ------------  -----------
  Net cash used in investing
   activities..........................  (5,142,000)   (1,496,000)  (1,450,000)
                                        -----------  ------------  -----------
Cash flows from financing activities:.
  Repayment of bank loans payable......    (794,000)     (725,000)    (664,000)
  Decrease (increase) in due from
   Realty..............................     641,000    (1,525,000)   1,428,000
  Proceeds from stock issued in
   connection with exercise of stock
   options.............................         --          4,000          --
                                        -----------  ------------  -----------
  Net cash (used in) provided by
   financing activities................    (153,000)   (2,246,000)     764,000
                                        -----------  ------------  -----------
Net increase (decrease) in cash and
 cash equivalents......................     867,000    (1,545,000)   4,412,000
Cash and cash equivalents at beginning
 of year...............................  12,843,000    14,388,000    9,976,000
                                        -----------  ------------  -----------
Cash and cash equivalents at end of
 year.................................. $13,710,000  $ 12,843,000  $14,388,000
                                        ===========  ============  ===========




                            See accompanying notes.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994 AND 1993

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  Santa Anita Realty Enterprises, Inc. ("Realty") and Santa Anita Operating Company and Subsidiaries ("Operating Company") are two separate companies, the stocks of which trade as a single unit under a stock-pairing arrangement on the New York Stock Exchange (symbol SAR). Realty and Operating Company were each incorporated in 1979 and are the successors of a corporation originally organized in 1934 to conduct thoroughbred horse racing in Southern California.

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

  Separate financial statements have been presented for Realty and for Operating Company. Combined Realty and Operating Company financial statements have been presented as The Santa Anita Companies. Realty and The Santa Anita Companies use an unclassified balance sheet presentation.

  The separate results of operations and the separate net income per share of Realty and Operating Company cannot usually be added together to total the combined results of operations and net income per share for The Santa Anita Companies because of adjustments and eliminations arising from inter-entity transactions. All significant intercompany and inter-entity balances and transactions have been eliminated in consolidation and combination.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

 Real Estate Assets

  Investment properties are carried at the lower of cost or estimated net realizable value and consist of land, buildings and related improvements. Depreciation is provided on a straight-line basis over the estimated useful lives of the properties, ranging primarily from 15 to 40 years.

 Investments in Joint Ventures

  Realty consolidates only those joint ventures in which it exercises control.

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

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Property, Plant and Equipment

  Depreciation of property, plant and equipment and the capital lease obligation is provided primarily on the straight-line method generally over the following estimated useful lives:

             Buildings and
              improvements............. 25 to 45 years
             Machinery and other
              equipment................  5 to 15 years
             Leasehold improvements....  5 to 32 years

  Expenditures which materially increase property lives are capitalized. The cost of maintenance and repairs is charged to expense as incurred. When depreciable property is retired or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in current operations.

 Income Taxes

  Realty and Operating Company adopted Financial Accounting Standard ("FAS") No. 109, "Accounting for Income Taxes," issued by the Financial Accounting Standards Board ("FASB") effective January 1, 1993. FAS No. 109 replaces FAS No. 96, which the company adopted in 1988. The cumulative effect of adopting FAS No. 109 was immaterial for the year ended December 31, 1993.

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

 Operating Company's Revenues and Costs

  Operating Company records operating revenues associated with thoroughbred horse racing at Santa Anita Racetrack on a daily basis, except for season admissions which are recorded ratably over the racing season. Costs and expenses associated with thoroughbred horse racing revenues are charged against income in those periods in which the thoroughbred horse racing revenues are recognized. Other costs and expenses are recognized as they actually occur throughout the year. The rental fee paid by Operating Company to Realty is recognized by both Realty and Operating Company as it is earned.

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

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Horse Racing Revenues and Direct Operating Costs

  Operating Company's horse racing revenues and direct operating costs are shown net of state and local taxes, stakes, purses and awards.

 Concentration of Credit Risk

  Financial instruments which potentially subject Realty and Operating Company to concentrations of credit risk are primarily cash investments and receivables. Realty and Operating Company place their cash investments in investment grade short-term instruments and limit the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to accounts receivable are limited due to the number of retail and commercial tenants, satellite locations and Santa Anita group event patrons. Real estate receivables are secured by first trust deeds on commercial real estate located in Southern California and Phoenix, Arizona.

 Financial Instruments with Off-Balance Sheet Risk

  Realty is an issuer of financial instruments with off-balance sheet risk in the normal course of business which exposes Realty to credit risks. These financial instruments include commitments to extend credit, financial guarantees and letters of credit.

 Fair Value of Financial Instruments

  Management has estimated the fair value of its financial instruments using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimated values for Realty and Operating Company as of December 31, 1995 and 1994 are not necessarily indicative of the amounts that could be realized in current market exchanges.

  For those financial instruments for which it is practicable to estimate value, management has determined that the carrying amounts of Realty's and Operating Company's financial instruments approximate their fair value as of December 31, 1995 and 1994.

 Common Stock and Net Income (Loss) Per Common Share

  Net income (loss) per common share is computed based upon the weighted average number of common shares outstanding during each period for each company. Stock options have not been included in the computation since they have no material dilutive effect.

  Operating Company holds shares of Realty's common stock which are unpaired pursuant to a stock option plan approved by the shareholders. The shares held totaled 112,500 as of December 31, 1995 and 1994 and 115,500 as of December 31, 1993. These shares affect the calculation of Realty's net income per common share but are eliminated in the calculation of net income per common share for The Santa Anita Companies.

 Reclassifications

  Certain prior year amounts have been reclassified to conform to current year presentation.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2--DISPOSITION OF NON-CORE REAL ESTATE ASSETS

  During 1995, Realty adopted a plan to dispose of its non-core real estate assets and, accordingly, reduced the book value of these assets to their estimated realizable values, resulting in a nonrecurring charge of $38,500,000, of which $34,500,000 was recorded in the third quarter and $4,000,000 was recorded in the fourth quarter. The disposition plan is being undertaken in an orderly manner and was influenced by Realty's increased focus on the development of its Arcadia property. The assets to be disposed of have an adjusted carrying value of $27,652,000 at December 31, 1995 and consist of six neighborhood shopping centers located in Southern California and Arizona; commercial office buildings in Santa Ana and Upland, California; and an investment in Joppa Associates, a partnership which owns a vacant retail facililty and undeveloped land adjacent to the Towson Town Center regional shopping center in Maryland. Included in the results of operations for the year ended December 31, 1995 is a loss of $1,261,000 relating to the non-core real estate assets. Also included in the nonrecurring charge was a $2,500,000 reserve for loss on disposition of notes receivable.

  In March 1995, the FASB issued FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". FAS No. 121 requires that impairment losses be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the undiscounted cash flows to be generated by these assets are less than their carrying amount. FAS No. 121 also requires that long-lived assets to be disposed of be reported at the lower of their carrying amount or fair value, less cost to sell. FAS No. 121 requires adoption in the first quarter of 1996. Realty believes that adoption of the FAS No. 121 in 1996 will not have a material effect on its financial condition and results of operations.

NOTE 3--CARD CLUB WRITE-OFFS

  In August 1995, the management of Bell Jackpot Casino, which was not affiliated with Realty, citing intense competition from larger and more established nearby card clubs, closed the Bell Jackpot Casino in Bell, California. As a result of this action, during the 1995 third quarter, Realty wrote-off the $2,000,000 it paid for an option to acquire a 50% interest in the operation of the casino. Additionally, in the 1995 third quarter, Realty charged $480,000 of development costs for the proposed Irwindale Palace Casino, in Irwindale, California, to general and administrative expense. Realty discontinued its involvement in the card club following the defeat of an October 1995 Irwindale ballot measure to permit card clubs in Irwindale.

NOTE 4--INVESTMENT IN PACIFIC GULF PROPERTIES INC.

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

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
NOTE 4--INVESTMENT IN PACIFIC GULF PROPERTIES INC. (CONTINUED)

  The above transactions resulted in a loss of $10,974,000, which was reflected in the Realty and The Santa Anita Companies statements of operations for the year ended December 31, 1993. If the transactions had occurred as of January 1, 1994, Realty and The Santa Anita Companies revenues would have decreased by $4,477,000, expenses would have decreased by $4,929,000 and net income would have increased by $452,000, for the year ended December 31, 1994.

  As of December 31, 1995 and 1994, Realty owned 16.2% and 16.3% of Pacific's common stock and accounted for its investment by the equity method of accounting. The closing price of Pacific's common stock, on the American Stock Exchange, on the last trading day in 1995 was $16.25 per share.

  Pacific's assets, liabilities and shareholders' equity at December 31, 1995 were $288,591,000, $216,611,000 and $71,980,000 and at December 31, 1994 were
$202,519,000, $131,659,000 and $70,860,000. Pacific's assets consist primarily of real estate. Pacific's revenues and net income for the year ended December 31, 1995 were $37,091,000 and $8,403,000. Its revenues, income before extraordinary item and net loss for the period from February 18, 1994, date of inception, through December 31, 1994 were $23,857,000, $2,673,000 and $(317,000).

  On February 2, 1996, Realty notified Pacific of Realty's intent to sell the Pacific shares in an orderly manner pursuant to privately negotiated or open market transactions. Realty also exercised its right to have Pacific register such shares pursuant to a Registration Rights Agreement dated as of February 1, 1994.

NOTE 5--INVESTMENTS IN CONSOLIDATED JOINT VENTURES

  Realty's real estate properties include investments in the following consolidated real estate joint venture at December 31, 1995:

                                                     OWNERSHIP
             NAME                                    PERCENTAGE     PROJECT
             ----                                    ---------- ---------------
      French Valley Ventures........................    50%     Industrial land

  The financial condition and operations of the above joint venture are consolidated with the financial statements of Realty and The Santa Anita Companies.

  Combined condensed financial information for the consolidated joint ventures as of December 31, 1995, 1994 and 1993 and for the years then ended is as follows:

                                             1995        1994         1993
                                           ---------  -----------  -----------
      Real estate assets.................. $ 280,000  $   480,000  $19,306,000
                                           =========  ===========  ===========
      Liabilities
        Secured real estate loans......... $ 480,000  $   480,000  $12,679,000
        Other.............................     2,000        2,000      390,000
                                           ---------  -----------  -----------
                                           $ 482,000  $   482,000  $13,069,000
                                           =========  ===========  ===========
      Partners' equity (deficit)
        Realty............................ $(202,000) $    (2,000) $ 6,213,000
        Others............................       --           --        24,000
                                           ---------  -----------  -----------
                                           $(202,000) $    (2,000) $ 6,237,000
                                           =========  ===========  ===========
      Revenues............................ $     --   $       --   $ 8,256,000
                                           =========  ===========  ===========
      Net income (loss)
        Realty............................ $(266,000) $(1,043,000) $   (60,000)
        Others............................       --           --      (892,000)
                                           ---------  -----------  -----------
                                           $(266,000) $(1,043,000) $  (952,000)
                                           =========  ===========  ===========

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
NOTE 5--INVESTMENTS IN CONSOLIDATED JOINT VENTURES (CONTINUED)

  In December 1994, a decrease in a maturing note payable secured by land held for development by French Valley Ventures was negotiated and the carrying cost of the related land was written down to its estimated market value. The resulting net charge of $1,043,000 has been reflected in "Write-down of land held for development" in the Realty and The Santa Anita Companies statements of operations.

  Amounts reported in 1993 also included a consolidated joint venture in which the minority interest was acquired in January 1994.

NOTE 6--INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

  Realty's investments in unconsolidated joint ventures include investments in the following commercial real estate ventures at December 31, 1995:

                                                        OWNERSHIP
      NAME                                              PERCENTAGE    PROJECT
      ----                                              ---------- -------------
      Anita Associates.................................      50%   Regional mall
      H-T Associates...................................      50%   Regional mall
      Joppa Associates.................................  33 1/3%   Retail

  The Anita Associates partnership comprises the property associated with the operations of Santa Anita Fashion Park in Arcadia, California. The H-T Associates and Joppa Associates partnerships comprise the properties associated with the operations of Towson Town Center in Towson, Maryland.

  During 1995, Realty reevaluated its consolidation policy with respect to 50% owned joint ventures that had been consolidated in prior years. Realty determined that it does not have sufficient involvement in these joint ventures to warrant consolidation and has reported these joint ventures on the equity method at December 31, 1995. All prior year financial statements and disclosures have been restated to conform to this presentation. The restatement had no effect on prior years reported net income or shareholders equity, but did have the effect of reducing Realty's assets and liabilities by $60,804,000 in 1994 and $43,493,000 in 1993 and of reducing Realty's revenues and expenses by $13,691,000 in 1994 and $13,352,000 in 1993.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
NOTE 6--INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES (CONTINUED)

  Combined condensed financial statement information for the unconsolidated joint ventures as of December 31, 1995, 1994 and 1993 and for the years then ended is as follows:

                                           1995          1994          1993
                                       ------------  ------------  ------------
      Real estate assets.............. $258,952,000  $265,869,000  $268,243,000
                                       ============  ============  ============
      Liabilities
        Advances from Realty.......... $        --   $    276,000  $ 10,243,000
        Secured real estate loans.....  242,332,000   243,061,000   215,904,000
        Other                             5,515,000     7,929,000    20,763,000
                                       ------------  ------------  ------------
                                       $247,847,000  $251,266,000  $246,910,000
                                       ============  ============  ============
      Partners' equity
        Realty........................ $  6,157,000  $  7,434,000  $ 13,291,000
        Others........................    4,948,000     7,169,000     8,042,000
                                       ------------  ------------  ------------
                                       $ 11,105,000  $ 14,603,000  $ 21,333,000
                                       ============  ============  ============
      Revenues........................ $ 36,130,000  $ 36,388,000  $ 33,657,000
                                       ============  ============  ============
      Net income (loss)
        Realty........................ $ (1,836,000) $ (1,232,000) $    446,000
        Others........................   (3,787,000)   (4,362,000)     (160,000)
                                       ------------  ------------  ------------
                                       $ (5,623,000) $ (5,594,000) $    286,000
                                       ============  ============  ============

  Realty has executed a joint and several guaranty of a loan issued to expand the Towson Town Center located in Towson, Maryland (owned 65% by H-T Associates) in the amount of $66,135,000. Realty's two partners in the venture have also each executed repayment guaranties, although one of the partners has a limited repayment guaranty. The loan balance to which the guaranties relate is $164,641,000. The repayment guaranties contain covenants which, among other matters, require the guarantors to maintain certain minimum levels of net worth. At December 31, 1995, Realty was in default under the minimum net worth covenant. Realty is currently in discussions with its partners and the lender to restructure the loan and modify the net worth requirement in the guaranty. If the discussions prove to be unsatisfactory, the lender may, among other things, foreclose on the assets of H-T Associates and pursue other remedies under the guaranties. The outcome of the discussions cannot presently be determined and no adjustment has been made in the financial statements.

  Realty has also executed a joint and several guaranty of a loan on property (owned 100% by Joppa Associates) adjacent to Towson Town Center in the amount of $8,247,000. One of Realty's other two partners, The Hahn Company, has executed a repayment guaranty for the full amount of the loan. The loan balance to which the guaranties relate is $16,494,000. At December 31, 1995, Realty was in compliance with the guaranty covenants.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7--REAL ESTATE LOANS RECEIVABLE

  Realty's real estate loans receivable as of December 31, 1995 and 1994 consist of the following:

                                                         1995         1994
                                                      -----------  -----------
      7.6% to 8.5% loans receivable secured by trust
       deeds on commercial real estate due through
       2002.........................................  $13,454,000  $13,635,000
      Reserve for loss on disposition...............   (2,500,000)         --
                                                      -----------  -----------
                                                      $10,954,000  $13,635,000
                                                      ===========  ===========

  Contractual principal repayments on real estate loans receivable as of December 31, 1995 are due as follows:

             1996......................... $ 1,526,000
             1997.........................   5,158,000
             1998.........................     212,000
             1999.........................     231,000
             2000.........................     251,000
             Thereafter...................   3,576,000
                                           -----------
                                           $10,954,000
                                           ===========

NOTE 8--LOANS PAYABLE

  Realty's real estate loans payable as of December 31, 1995 and 1994 consist of the following:

                                                            1995        1994
                                                         ----------- -----------
      9.25% note, secured by real estate assets, due in
       installments through 2001.......................  $ 8,796,000 $ 8,892,000
      8.5% note, secured by land with assignment of
       ground lease and rent as collateral, due in
       installments through 2009.......................    3,831,000   3,971,000
      9.75% note, secured by real estate assets,
       interest only, due in 2002......................      480,000     480,000
      9.375% note, secured by real estate assets,
       interest only, due in 1998......................          --   11,703,000
      8.062% variable rate notes, secured by real
       estate, due in installments through 2005........   15,282,000  15,500,000
                                                         ----------- -----------
                                                         $28,389,000 $40,546,000
                                                         =========== ===========

  In November 1995, Realty completed a negotiated, early and reduced payoff of the mortgage loan on the Santa Ana office building. The mortgage holder agreed to accept a cash payment of $7,500,000 as settlement in full of the 9.375% note due in 1998. The prepayment resulted in a gain of $4,050,000, net of miscellaneous closing expenses, which was reflected as an extraordinary gain on early retirement of debt in the Realty and The Santa Anita Companies statements of operations.

  In December 1994, Realty obtained secured loans on each of its six neighborhood shopping centers. At December 31, 1995, these secured loans had an outstanding balance of $15,282,000. The secured loans had initial variable interest rates ranging from 8.25% to 9% and a 25-year amortization period. The interest rates are subject

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
NOTE 8--LOANS PAYABLE (CONTINUED)
to adjustment every six months based on the six-month certificate of deposit rate in the secondary market as currently published in The Wall Street Journal. The maximum interest rate adjustment over the life of the loans is 5% and the increase in the monthly payment at each adjustment date is limited to 3.75%.

  Principal payments due on real estate loans payable as of December 31, 1995 are as follows:

      1996.......................................................... $   531,000
      1997..........................................................     581,000
      1998..........................................................     632,000
      1999..........................................................     688,000
      2000..........................................................     747,000
      Thereafter....................................................  25,210,000
                                                                     -----------
                                                                     $28,389,000
                                                                     ===========

  Bank loans payable consist of borrowings under the revolving credit agreement of $20,950,000 and $7,300,000 as of December 31, 1995 and 1994.

  In November 1994, Realty entered into a one-year $30,000,000 revolving credit agreement with a commercial bank. In November 1995, the agreement was extended to January 26, 1996 and in January 1996, an amendment to the revolving credit agreement extended the term to June 30, 1996 and reduced available borrowings to $20,000,000. Borrowings under the revolving credit agreement bear interest, at Realty's option, at the prime rate, at LIBOR (London Interbank Offered Rate) plus 1%, or at the 30-day, 60-day or 90-day certificate of deposit rate plus 1%. At December 31, 1995, borrowings of $17,700,000 were at a rate of 6.9% which was based on the 30-day certificate of deposit rate plus 1% and borrowings of $3,250,000 were at the prime rate. At December 31, 1994, borrowings were at a rate of 7.25% which was based on the 30-day certificate of deposit rate plus 1%. Realty's Racetrack rental revenues have been pledged as collateral under the credit agreement.

  The revolving credit agreement contains a restriction on the payment of dividends and certain other financial ratio and maintenance restrictions. Dividends are limited to the lesser of $.80 per share or $9,200,000 in any twelve-month period beginning on or after July 1, 1994. Realty's current dividend policy is in compliance with this dividend restriction. Additionally, at December 31, 1995, Realty was in compliance with the other financial ratio and maintenance restrictions, except for the net worth restriction. Realty has obtained a waiver of non-compliance from the commercial bank and has cured the non-compliance as of January 31, 1996.

  Operating Company entered into a sale-leaseback transaction related to the financing of certain television, video monitoring and production equipment under a five-year lease expiring in December 1997. This financing arrangement is accounted for as a capital lease. Accordingly, the equipment and related lease obligation are reflected as machinery and other equipment and bank loans payable in the Operating Company and The Santa Anita Companies balance sheets. Realty has guaranteed the capital lease obligation of $1,735,000.

  Assets relating to the capital lease are as follows:

                                                          1995         1994
                                                       -----------  -----------
      Machinery and equipment......................... $ 4,000,000  $ 4,000,000
      Accumulated amortization........................  (1,667,000)  (1,154,000)
                                                       -----------  -----------
                                                       $ 2,333,000  $ 2,846,000
                                                       ===========  ===========

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
NOTE 8--LOANS PAYABLE (CONTINUED)

  Total future minimum lease payments under the capital lease and the present value of the minimum lease payments as of December 31, 1995 are as follows:

      For the year ending December 31,
        1996........................................................ $  989,000
        1997........................................................    907,000
                                                                     ----------
                                                                      1,896,000
      Less amount representing interest.............................   (161,000)
                                                                     ----------
      Present value of minimum lease payments....................... $1,735,000
                                                                     ==========
      Current portion............................................... $  868,000
      Long-term portion.............................................    867,000
                                                                     ----------
                                                                     $1,735,000
                                                                     ==========

  Interest costs for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                    DECEMBER 31, 1995
                                           -------------------------------------
                                                       OPERATING THE SANTA ANITA
                                             REALTY     COMPANY     COMPANIES
                                           ----------  --------- ---------------
      Total incurred...................... $4,409,000  $401,000    $ 4,689,000
      Capitalized.........................    (88,000)      --         (88,000)
                                           ----------  --------    -----------
      Total interest expense.............. $4,321,000  $401,000    $ 4,601,000
                                           ==========  ========    ===========
      Total interest paid................. $4,259,000  $401,000    $ 4,539,000
                                           ==========  ========    ===========

       At December 31, 1995, $121,000 of inter-entity interest was eliminated in The Santa Anita Companies financial statements.

                                                    DECEMBER 31, 1994
                                           -------------------------------------
                                                       OPERATING THE SANTA ANITA
                                             REALTY     COMPANY     COMPANIES
                                           ----------  --------- ---------------
      Total incurred...................... $6,012,000  $446,000    $ 6,458,000
      Capitalized.........................    (82,000)      --         (82,000)
                                           ----------  --------    -----------
      Total interest expense.............. $5,930,000  $446,000    $ 6,376,000
                                           ==========  ========    ===========
      Total interest paid................. $6,227,000  $446,000    $ 6,673,000
                                           ==========  ========    ===========

                                                    DECEMBER 31, 1993
                                           -------------------------------------
                                                       OPERATING THE SANTA ANITA
                                             REALTY     COMPANY     COMPANIES
                                           ----------  --------- ---------------
      Total incurred...................... $9,951,000  $493,000    $10,444,000
      Capitalized.........................    (85,000)      --         (85,000)
                                           ----------  --------    -----------
      Total interest expense.............. $9,866,000  $493,000    $10,359,000
                                           ==========  ========    ===========
      Total interest paid................. $9,930,000  $493,000    $10,423,000
                                           ==========  ========    ===========

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9--OTHER LIABILITIES

  Other liabilities as of December 31, 1995 and 1994 consist of the following:

                                                    DECEMBER 31, 1995
                                          --------------------------------------
                                                      OPERATING  THE SANTA ANITA
                                            REALTY     COMPANY      COMPANIES
                                          ---------- ----------- ---------------
      Accrued salaries................... $  146,000 $   947,000   $ 1,093,000
      Deferred compensation..............    947,000   3,444,000     4,391,000
      Accrued interest...................    279,000         --        279,000
      State license fees.................        --    1,542,000     1,542,000
      Other..............................    555,000   5,760,000     6,315,000
      Unconsolidated joint ventures......  3,347,000         --      3,347,000
                                          ---------- -----------   -----------
                                          $5,274,000 $11,693,000   $16,967,000
                                          ========== ===========   ===========
                                                    DECEMBER 31, 1994
                                          --------------------------------------
                                                      OPERATING  THE SANTA ANITA
                                            REALTY     COMPANY      COMPANIES
                                          ---------- ----------- ---------------
      Accrued salaries................... $  100,000 $   878,000   $   978,000
      Deferred compensation..............  1,045,000   3,705,000     4,750,000
      Accrued interest...................    208,000         --        208,000
      State license fees.................        --    1,695,000     1,695,000
      Other..............................    450,000   4,313,000     4,763,000
                                          ---------- -----------   -----------
                                          $1,803,000 $10,591,000   $12,394,000
                                          ========== ===========   ===========

NOTE 10--INCOME TAXES

  As a REIT, Realty is taxed only on undistributed REIT income. During each of the years ended December 31, 1995, 1994 and 1993, Realty distributed at least 95% of its REIT taxable earnings to its shareholders. For the year ended December 31, 1995, 100% of the dividends distributed to shareholders represented ordinary income. For the years ended December 31, 1994 and 1993, 55.4% and 41.2%, of the dividends distributed to shareholders represented a return of capital. Pursuant to Internal Revenue Code Section 857(b)(3)(C) and the Regulations thereunder, for the year ended December 31, 1994, Realty designated 44.6% of the dividends distributed as capital gains dividends. None of the dividends distributed to shareholders during the year ended December 31, 1993 represented capital gains dividends.

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

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
NOTE 10--INCOME TAXES (CONTINUED)

  The composition of Operating Company's income tax provision (benefit) and income taxes paid for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                  1995        1994      1993
                                               -----------  --------- ---------
      Current provision (benefit)
        Federal............................... $    79,000  $     --  $     --
        State.................................     247,000        --    108,000
                                               -----------  --------- ---------
                                                   326,000        --    108,000
                                               -----------  --------- ---------
      Deferred provision (benefit)
        Federal...............................     (79,000)       --        --
        State.................................  (2,247,000)       --   (108,000)
                                               -----------  --------- ---------
                                                (2,326,000)       --   (108,000)
                                               -----------  --------- ---------
                                               $(2,000,000) $     --  $     --
                                               ===========  ========= =========
      Income taxes paid....................... $     3,000  $  25,000 $ 313,000
                                               ===========  ========= =========

  Deferred income taxes arise from temporary differences in the recognition of certain items of revenues and expenses for financial statement and tax reporting purposes. The sources of temporary differences and their related tax effect for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                               1995        1994       1993
                                            -----------  --------  -----------
      Accelerated depreciation and
       amortization methods utilized for
       tax reporting purposes.............. $  (814,000) $(16,000) $   109,000
      Reinstatement of deferred taxes due
       to tax net operating loss
       carryovers..........................   1,545,000   100,000    1,733,000
      State income tax provision (benefit)
       deductible when paid for federal
       income tax purposes.................  (2,100,000)  (52,000)    (485,000)
      Deductions previously deducted for
       book purposes, deductible for tax
       purposes currently..................    (918,000)  (66,000)         --
      Income previously included for book
       purposes, not includable for tax
       purposes currently..................      11,000       --           --
      Income resulting from settlement of
       state unitary tax issues............         --        --    (1,426,000)
      Decrease in valuation allowance for
       deferred tax assets.................     (50,000)   24,000          --
      Other, net...........................         --     10,000      (39,000)
                                            -----------  --------  -----------
                                            $(2,326,000) $    --   $  (108,000)
                                            ===========  ========  ===========

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
NOTE 10--INCOME TAXES (CONTINUED)

  A reconciliation of Operating Company's total income tax provision for the years ended December 31, 1995, 1994 and 1993 to the statutory federal corporate income tax rate of 34% and the state rate of 9.3% is as follows:

                                              1995         1994        1993
                                           -----------  -----------  ---------
      Computed "expected" tax provision... $ 1,414,000  $(1,316,000) $(759,000)
      State income taxes, net of federal
       income taxes.......................     247,000          --      34,000
      Nondeductible political
       contributions......................      47,000       59,000     28,000
      Decrease (increase) in cash
       surrender value of life insurance..       3,000       34,000   (269,000)
      Establishment (use) of book net
       operating loss carryforwards.......  (1,316,000)   1,236,000    982,000
      Deferred effect due primarily to
       benefit from reduction of state
       accrual............................  (2,326,000)         --         --
      Other, net..........................     (69,000)     (13,000)   (16,000)
                                           -----------  -----------  ---------
                                           $(2,000,000) $       --   $     --
                                           ===========  ===========  =========

  The deferred tax assets and liabilities as of December 31, 1995 and 1994 consist of the following:

                                                          1995         1994
                                                       -----------  -----------
      Deferred tax assets
        Compensation deductible for tax purposes when
         paid........................................  $ 1,764,000  $ 1,487,000
        Pension contribution deductible for tax
         purposes when paid..........................      490,000      170,000
        Contribution carryover.......................      280,000       78,000
        Other........................................      143,000       24,000
        Federal tax effect of state deferred
         liabilities.................................      444,000    1,243,000
        Federal net operating loss carryovers........    2,211,000    2,901,000
        State net operating loss carryovers..........      129,000      185,000
        Valuation allowance..........................   (4,117,000)  (4,167,000)
                                                       -----------  -----------
        Total deferred assets........................    1,344,000    1,921,000
                                                       -----------  -----------
      Deferred tax liabilities
        Difference between tax and book depreciation.     (790,000)  (1,604,000)
        Income previously included for book purposes,
         not includable for tax purposes.............     (148,000)    (137,000)
        State income tax deductible when paid for
         federal tax purposes........................   (1,645,000)  (3,745,000)
                                                       -----------  -----------
        Total deferred tax liabilities...............   (2,583,000)  (5,486,000)
                                                       -----------  -----------
      Net liability for deferred income taxes........  $(1,239,000) $(3,565,000)
                                                       ===========  ===========

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
NOTE 10--INCOME TAXES (CONTINUED)

  The Franchise Tax Board has audited the 1986 through 1988 tax years of Operating Company. Operating Company has protested the proposed assessments. These assessments have been accrued by Operating Company. In 1995, the Franchise Tax Board proposed a withdrawal of the assessments for 1986 through 1988. In February 1994, the Franchise Tax Board initiated an audit of Operating Company's 1989 through 1991 tax years. At December 31, 1994, the agent has completed his review and has not proposed any adjustments for the 1989 through 1991 tax years. However, these years remain open pending resolution of the proposed assessments for the 1986 through 1988 tax years.

  At December 31, 1995, Operating Company's net operating loss carryforward, for federal income tax purposes, was $6,503,000 of which $1,197,000 expires in 2002, $99,000 in 2003, $41,000 in 2004, $103,000 in 2005, $440,000 in 2006,
$3,000,000 in 2007 and $1,623,000 in 2009. Realty's net operating loss carryforward at December 31, 1995 was $8,736,000 and expires in 2009.

NOTE 11--COMMITMENTS AND CONTINGENCIES

  Realty's owned real estate investments consist of Santa Anita Racetrack, various neighborhood shopping centers, and office buildings. The racetrack is leased to LATC; the land underlying Fashion Park has been ground leased for 65 years to Anita Associates; each of the various neighborhood shopping centers has been leased to non-anchor tenants with terms ranging from three to five years; and, the office buildings have been leased with terms generally ranging from two to ten years.

  The minimum future lease payments to be received from Realty's owned real estate investments (excluding rentals relating to Santa Anita Racetrack which are paid by LATC to Realty) for the five years ended December 31, are as follows:

             1996.......................... $6,487,000
             1997..........................  4,912,000
             1998..........................  4,507,000
             1999..........................  3,702,000
             2000..........................  2,664,000

  Substantially all of the retail leases provide for additional contingent rentals based upon the gross income of the tenants in excess of stipulated minimums. Realty's share of these contingent rentals totaled $104,000 in 1995, $69,000 in 1994 and $115,000 in 1993.

  Realty leases the Santa Anita Racetrack to Operating Company's subsidiary, LATC, pursuant to a lease which expires December 31, 1999. The lease rental amounts have been eliminated in The Santa Anita Companies statement of operations.

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

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--STOCK OPTION PROGRAM, RESTRICTED STOCK AWARDS AND EMPLOYEE DEFINED BENEFIT PLANS

 Stock Option Program

  During 1995, the shareholders approved the Realty 1995 Share Award Plan and the Operating Company 1995 Share Award Plan. These plans replace the Realty and Operating Company 1984 Stock Option Plans which expired on May 3, 1995. A maximum 230,000 shares of common stock may be issued under the Realty 1995 Share Award Plan and a maximum of 780,000 shares of common stock may be issued under the Operating Company 1995 Share Award Plan. For both Realty and Operating Company, the maximum number of options and stock appreciation rights that may be granted to an eligible person during any one-year period shall not exceed 150,000. Under the 1995 Share Award Plans, shares are to be issued either as options, dividend equivalents, stock appreciation rights, restricted stock awards, performance share awards or stock bonuses. At December 31, 1995, under the Realty and Operating Company 1995 Share Award Plans, 186,500 shares and 575,173 shares were available for future grant.

  Except as may be provided in the award agreement, no award made under the 1995 Share Award Plans shall be exercisable or shall vest for a period of six months after the award date. Each award shall expire on such date as determined by the Compensation Committee of the Board of Directors ("Committee"), but in the case of options or other rights to acquire shares of paired common stock, not later than ten years after the award date. The Committee may authorize the deferral of any payment of cash or issuance of shares of paired common stock under the 1995 Share Award Plans at the election and request of a participant.

  Options granted under the 1995 Share Award Plans and the 1984 Stock Option Plans are contingent upon continuous employment and are exercisable at any time once vested, for up to three years after the date of retirement or death and for up to 90 days after resignation. During 1995, all options granted were under the 1995 Share Award Plans. Options outstanding at December 31, 1995 expire in 1996 through 2005.

  Information with respect to shares under option as of December 31, 1995, 1994 and 1993 is as follows:

                                     REALTY              OPERATING COMPANY
                           -------------------------- -------------------------
                                                       SHARES
                             SHARES                   SUBJECT
                           SUBJECT TO                    TO
                             OPTION        PRICE       OPTION        PRICE
                           ---------- --------------- --------  ---------------
Balance, December 31,
 1993.....................  114,506   $17.63 - $29.00  410,500  $17.38 - $29.00
  Granted.................  122,500   $17.13 - $20.25  126,000      $17.13
  Exercised...............      --                      (3,000)
  Cancelled...............  (75,000)  $17.63 - $29.00 (125,000) $17.38 - $29.00
                            -------                   --------
Balance, December 31,
 1994.....................  162,006   $17.13 - $29.00  408,500  $17.13 - $29.00
  Granted.................   43,500       $12.63        78,200      $12.63
  Exercised...............      --                         --
  Cancelled...............  (21,230)  $17.13 - $29.00  (15,000) $17.13 - $24.75
                            -------                   --------
Balance, December 31,
 1995.....................  184,276   $12.63 - $25.00  471,700  $12.63 - $29.00
                            =======                   ========

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

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
NOTE 12--STOCK OPTION PROGRAM, RESTRICTED STOCK AWARDS AND EMPLOYEE DEFINED BENEFIT PLANS (CONTINUED)
 Restricted Stock Awards

  Under the 1995 Share Award Plans, Realty granted none and Operating Company granted 126,647 shares of common stock as Restricted Stock Awards during 1995 at a value of $15.50 per paired share. Of the shares issued, 8,065 shares vested in 1995. The remaining Restricted Stock Awards vest in 1996 through 2001.

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

  The net periodic pension cost for Realty and Operating Company for 1995 was $59,000 and $325,000; for 1994 was $85,000 and $390,000; and for 1993 was
$104,000 and $367,000. The provisions include amortization of past service cost over 30 years. The present value of accumulated plan benefits (calculated using a rate of return of 7.0%) at December 31, 1995 was $7,230,000 and the plan's net assets available for benefits were $5,929,000.

  Combined net periodic pension cost for the years ended December 31, 1995, 1994 and 1993 for the retirement income plan included the following components:

                                                    1995      1994      1993
                                                  --------  --------  --------
      Service cost............................... $228,000  $278,000  $288,000
      Interest cost on projected benefit
       obligation................................  573,000   569,000   569,000
      Actual return on plan assets............... (342,000) (378,000) (391,000)
      Net amortization and deferral..............  (75,000)    6,000     5,000
                                                  --------  --------  --------
        Net periodic pension cost................ $384,000  $475,000  $471,000
                                                  ========  ========  ========

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
NOTE 12--STOCK OPTION PROGRAM, RESTRICTED STOCK AWARDS AND EMPLOYEE DEFINED BENEFIT PLANS (CONTINUED)

  The following table sets forth the funded status of Realty's and Operating Company's retirement income plan and amounts recognized in the balance sheets at December 31, 1995 and 1994.

                                                          1995         1994
                                                       -----------  -----------
      Actuarial present value of accumulated benefit
       obligations at December 31:
        Vested.......................................  $ 6,818,000  $ 5,906,000
        Nonvested....................................      412,000      126,000
                                                       -----------  -----------
                                                         7,230,000    6,032,000
      Additional amounts related to projected
       compensation levels...........................      824,000    1,018,000
                                                       -----------  -----------
      Total actuarial projected benefit obligations
       for service rendered..........................    8,054,000    7,050,000
      Plan assets at fair value at December 31.......    5,929,000    6,032,000
                                                       -----------  -----------
      Projected benefit obligations in excess of plan
       assets........................................   (2,125,000)  (1,018,000)
      Unrecognized net actuarial loss from difference
       in actuarial experience from that assumed.....    1,237,000      300,000
      Unrecognized prior service cost................      197,000      215,000
      Initial unrecognized transition obligation
       being recognized over 15 years................      363,000      424,000
                                                       -----------  -----------
      Accrued pension cost...........................  $  (328,000) $   (79,000)
                                                       ===========  ===========

  Assumptions used in determining the funded status of the retirement income plan are as follows:

                                                                  1995 1994 1993
                                                                  ---- ---- ----
      Weighted average discount rate............................. 7.0% 8.5% 7.5%
      Weighted average rate of increase in compensation levels... 3.5% 5.0% 5.0%
      Expected long-term rate of return.......................... 8.5% 8.5% 8.5%

  The measurement date and related assumptions for the funded status of Realty's and Operating Company's retirement income plan were as of the end of the year.

 Deferred Compensation Plan

  Realty and Operating Company have defined benefit deferred compensation agreements which provide selected prior management employees with a fixed benefit at retirement age. During 1995, the outstanding agreements for active employees were curtailed and replaced by awards of restricted stock under the 1995 Share Award Plan. Plan benefits are based primarily on years of service and qualifying compensation.

  The net periodic pension cost for 1995 for Realty and Operating Company was $91,000 and $300,000; for 1994 was $121,000 and $594,000; and for 1993 was
$263,000 and $860,000. It is the policy of Realty and Operating Company to fund only amounts sufficient to cover current deferred compensation benefits payable to covered retirees. The present value of accumulated plan benefits (calculated using a rate of 7.0%) at December 31, 1995, was $4,817,000 and Realty's and Operating Company's combined accrued liability was $4,391,000. At December 31, 1995, there were no plan net assets available for benefits.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
NOTE 12--STOCK OPTION PROGRAM, RESTRICTED STOCK AWARDS AND EMPLOYEE DEFINED BENEFIT PLANS (CONTINUED)

  Net periodic pension cost for the years ended December 31, 1995, 1994 and 1993 for the deferred compensation plan included the following components:

                                                     1995     1994      1993
                                                   -------- -------- ----------
      Service costs..............................  $ 24,000 $146,000 $  152,000
      Interest cost on projected benefit
       obligation................................   365,000  436,000    404,000
      Nonrecurring charge resulting from the
       death of an officer.......................       --       --     961,000
      Expected return on plan assets.............       --       --    (394,000)
      Amortization of unrecognized net obligation
       and experience losses ....................     2,000  133,000        --
                                                   -------- -------- ----------
      Net periodic pension cost..................  $391,000 $715,000 $1,123,000
                                                   ======== ======== ==========

  The following table sets forth the funded status of Realty's and Operating Company's deferred compensation plan and amounts recognized in the balance sheets at December 31, 1995 and 1994:

                                                        1995         1994
                                                     -----------  -----------
      Actuarial present value of accumulated
       benefit obligations at December 31:
        Vested.....................................  $ 4,817,000  $ 4,947,000
        Nonvested..................................          --       261,000
                                                     -----------  -----------
                                                       4,817,000    5,208,000
      Additional amounts related to projected
       compensation levels.........................          --       301,000
                                                     -----------  -----------
      Total actuarial projected benefit obligations
       for service rendered........................    4,817,000    5,509,000
      Plan assets at fair value at December 31.....          --           --
                                                     -----------  -----------
      Projected benefit obligations in excess of
       plan assets.................................   (4,817,000)  (5,509,000)
      Unrecognized net obligation and experience
       losses......................................      426,000      759,000
      Unrecognized prior service cost..............          --           --
                                                     -----------  -----------
      Accrued pension cost.........................  $(4,391,000) $(4,750,000)
                                                     ===========  ===========

  Assumptions used in determining the funded status of the deferred compensation plan are as follows:

                                                                 1995 1994  1993
                                                                 ---- ---- -----
      Weighted average discount rate............................ 7.0% 8.5%  7.5%
      Weighted average rate of increase in compensation levels.. 3.5% 5.0%  5.0%
      Expected long-term rate of return.........................  --   --  10.0%

  The measurement date and related assumptions for the funded status of Realty's and Operating Company's deferred compensation plan were as of the end of the year.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 13--SHAREHOLDER RIGHTS PLAN

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

NOTE 14--RELATED PARTY TRANSACTIONS

  LATC leases the racetrack from Realty for the full year for a fee of 1.5% of the on-track wagering on live races at Santa Anita Racetrack, which includes the Oak Tree Racing Association ("Oak Tree") meet. In addition, LATC pays to Realty 26.5% of its wagering commissions from satellite wagering (not to exceed 1.5% of such wagering). When LATC operates as a satellite for Hollywood Park Racetrack and Del Mar Racetrack, LATC pays 26.5% of its wagering commissions as additional rent to Realty. LATC has sublet the racetrack to Oak Tree to conduct Oak Tree's annual thoroughbred horse racing meet (32 days in 1995), which commences in late September or early October. Oak Tree races five weeks in even-numbered years and six weeks in odd-numbered years. For the years ended December 31, 1995, 1994 and 1993, LATC paid Realty (including charity days) $11,342,000, $13,070,000, and $11,634,000 in rent. The lease arrangement between LATC and Realty requires LATC to assume costs attributable to taxes, maintenance and insurance.

  The lease between LATC and Realty which was scheduled to expire December 31, 1994, was amended and extended through December 31, 1999. The previous lease terms required LATC to pay rent based upon 1.5% of the aggregate live on-track wagering and 40% of LATC's revenues received from simulcast and satellite wagering on races originating at Santa Anita Racetrack. If the amended lease terms had been in effect for the year ended December 31, 1994, LATC would have paid Realty (including charity days) $11,123,000 in rent.

  At times Realty and Operating Company have notes receivable outstanding from certain officers and/or directors resulting from their exercise of stock options. Such notes receivable as of December 31, 1995 and 1994, for Realty were none and for Operating Company were $61,000 and $75,000.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                  NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)


NOTE 15--SUPPLEMENTAL CASH FLOW INFORMATION

  The disposition by Realty of the multifamily and industrial operations during 1994 involved the transfer of the following noncash items:

      Real estate assets........................................... $98,305,000
      Other assets.................................................     475,000
      Real estate loans payable....................................  44,290,000
      Other liabilities............................................     302,000

NOTE 16--COMBINED QUARTERLY FINANCIAL INFORMATION--UNAUDITED

  Condensed unaudited combined quarterly results of operations for The Santa Anita Companies are as follows:

                                                                     NET INCOME
                                                       NET INCOME    (LOSS) PER
                 QUARTER ENDED             REVENUES      (LOSS)     COMMON SHARE
                 -------------            ----------- ------------  ------------
      1995
        December 31...................... $14,834,000 $  2,768,000     $  .25
        September 30.....................   8,832,000  (37,755,000)     (3.35)
        June 30..........................  17,971,000      702,000        .06
        March 31.........................  39,569,000    6,780,000        .61
      1994
        December 31...................... $14,141,000 $ (4,376,000)    $ (.39)
        September 30.....................   8,289,000     (866,000)      (.08)
        June 30..........................  17,926,000    1,449,000        .13
        March 31.........................  41,093,000    6,107,000        .55
      1993
        December 31...................... $18,376,000 $(11,140,000)    $(1.00)
        September 30.....................  13,753,000     (170,000)      (.02)
        June 30..........................  20,601,000    1,870,000        .17
        March 31.........................  42,281,000    9,841,000        .88

  The quarter ended December 31, 1995 includes an extraordinary gain on early retirement of debt of $4,050,000 or $.36 per share.

  Operating Company records operating revenues associated with thoroughbred horse racing at Santa Anita Racetrack on a daily basis, except season admissions which are recorded ratably over the racing season. Costs and expenses associated with thoroughbred horse racing revenues are charged against income in those interim periods in which the thoroughbred horse racing revenues are recognized. Other costs and expenses are recognized as they actually occur throughout the year. The rental fee paid by Operating Company to Realty is recognized by both Realty and Operating Company as it is earned.

  The total of the amounts shown as quarterly net income per common share may differ from the amount shown on The Santa Anita Companies statement of operations because the annual computation is made separately and is based upon the average number of shares outstanding for the year.

  The Santa Anita Companies is subject to significant seasonal variations in revenues and net income (loss) due primarily to the seasonality of thoroughbred horse racing.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                           DECEMBER 31, 1995 AND 1994

                                          ADDITIONS
                                    ----------------------
                        BALANCE AT  CHARGED TO  CHARGED TO             BALANCE AT
                         BEGINNING   COSTS AND    OTHER                  END OF
      DESCRIPTION        OF PERIOD   EXPENSES    ACCOUNTS  DEDUCTIONS    PERIOD
      -----------       ----------- ----------- ---------- ----------- -----------
1995
  Allowance for loss on
   disposition of non-
   core real estate
   assets:
    Deducted from
     commercial
     properties........ $       --  $27,800,000 $      --  $       --  $27,800,000
    Deducted from
     investment in
     unconsolidated
     joint ventures....         --    8,200,000        --          --    8,200,000
    Deducted from real
     estate loans
     receivable........         --    2,500,000        --          --    2,500,000
                        ----------- ----------- ---------- ----------- -----------
                        $       --  $38,500,000 $      --  $       --  $38,500,000
                        =========== =========== ========== =========== ===========
1994
  Allowance for loss on
   disposition of
   multifamily and
   industrial
   operations:
    Deducted from
     commercial
     properties........ $10,974,000 $       --  $      --  $10,974,000 $       --
                        =========== =========== ========== =========== ===========

                      SANTA ANITA REALTY ENTERPRISES, INC.

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

                                                                  COSTS CAPITALIZED
                                                                    SUBSEQUENT TO
                                      INITIAL COSTS TO COMPANY       ACQUISITION
                                      ------------------------ -------------------------
                                                   BUILDINGS
                                                      AND
      DESCRIPTION         ENCUMBRANCE    LAND     IMPROVEMENTS    LAND      IMPROVEMENTS
      -----------         ----------- ----------- ------------ -----------  ------------
INVESTMENTS TO BE HELD
Racing Facility:
  Santa Anita Racetrack
   (a)..................  $       --  $   549,000 $15,150,000  $ 3,545,000  $10,002,000
Office Building:
  California
    Arcadia.............    8,796,000         --    9,122,000          --     7,647,000
Land:
  California
    Land underlying
     Fashion Park Mall..    3,831,000     102,000         --       244,000          --
                          ----------- ----------- -----------  -----------  -----------
                           12,627,000     651,000  24,272,000    3,789,000   17,649,000
                          ----------- ----------- -----------  -----------  -----------
INVESTMENTS TO BE SOLD
Shopping Centers
  California
    Yorba Linda.........    3,453,000   2,038,000   6,162,000                 2,290,000
    Orange..............    1,702,000   1,800,000   3,275,000                   256,000
    Encinitas...........    4,250,000   2,842,000   8,954,000                 1,070,000
  Phoenix, Arizona
    Tatum & Thunderbird.    2,848,000     728,000   1,672,000      233,000    1,857,000
    28th and Indian
     School.............    1,659,000     807,000   1,793,000                   228,000
    67th and Indian
     School.............    1,370,000   1,751,000   3,396,000                 1,665,000
Office Buildings
  California
    Santa Ana...........          --    6,670,000  16,130,000      200,000      858,000
    Upland..............          --    1,560,000   3,440,000      193,000    1,189,000
Land
  California
    Temecula............      480,000   1,208,000                 (728,000)
Reserve for loss on
 disposition of non-core
 real estate assets.....                                                    (27,800,000)
                          ----------- ----------- -----------  -----------  -----------
                           15,762,000  19,404,000  44,822,000     (102,000) (18,387,000)
                          ----------- ----------- -----------  -----------  -----------
                          $28,389,000 $20,055,000 $69,094,000   $3,687,000  $  (738,000)
                          =========== =========== ===========  ===========  ===========

- --------
(a) Initial costs December 31, 1979 book value

(b) Component depreciation used.

                                                                                    LIFE ON
                               GROSS AMOUNT AT WHICH CARRIED                                                    WHICH
                                    AT CLOSE OF PERIOD                                                       DEPRECIATION
                          ---------------------------------------                                            IN LATEST
                                         BUILDINGS                                                              INCOME
                                           AND                        ACCUMULATED       DATE OF      DATE   STATEMENT IS
      DESCRIPTION            LAND      IMPROVEMENTS     TOTAL         DEPRECIATION    CONSTRUCTION ACQUIRED   COMPUTED
      -----------         -----------  ------------  ------------     ------------    ------------ -------- ------------
INVESTMENTS TO BE HELD
Racing Facility:
  Santa Anita Racetrack
   (a)..................  $ 4,094,000  $ 25,152,000  $ 29,246,000     $ 20,216,000        1934       1934    5-35 Years(b)
Office Building:
  California
    Arcadia.............          --     16,769,000    16,769,000        4,068,000        1986       1987    5-45 Years
Land:
  California
    Land underlying
     Fashion Park Mall..      346,000           --        346,000              --                    1934
                          -----------  ------------  ------------     ------------        ----
                            4,440,000    41,921,000    46,361,000       24,284,000
                          -----------  ------------  ------------     ------------        ----
INVESTMENTS TO BE SOLD
Shopping Centers
  California
    Yorba Linda.........    2,038,000     8,452,000    10,490,000        2,566,000        1985       1985    3-40 Years
    Orange..............    1,800,000     3,531,000     5,331,000          900,000        1986       1985    3-40 Years
    Encinitas...........    2,842,000    10,024,000    12,866,000        1,829,000        1985       1985    3-40 Years
  Phoenix, Arizona
    Tatum & Thunderbird.      961,000     3,529,000     4,490,000        1,048,000        1981       1983    3-40 Years
    28th and Indian
     School.............      807,000     2,021,000     2,828,000          741,000        1979       1983    3-40 Years(b)
    67th and Indian
     School.............    1,751,000     5,061,000     6,812,000        1,480,000        1968       1986    3-40 Years
Office Buildings
  California
    Santa Ana...........    6,870,000    16,988,000    23,858,000        7,702,000        1980       1984    5-40 Years
    Upland..............    1,753,000     4,629,000     6,382,000        1,819,000        1982       1984    5-35 Years
Land
  California
    Temecula............      480,000                     480,000                                    1989
Reserve for loss on
 disposition of non-core
 real estate assets.....                (27,800,000)  (27,800,000)
                          -----------  ------------  ------------     ------------        ----
                           19,302,000    26,435,000    45,737,000       18,085,000
                          -----------  ------------  ------------     ------------
                          $23,742,000  $ 69,356,000  $ 92,098,000 (c) $ 42,369,000(d)
                          ===========  ============  ============     ============

- --------

                                         1995          1994           1993
                                     ------------  -------------  ------------
(c)Balance at beginning of period... $117,692,000  $ 223,483,000  $223,028,000
  Additions--capital expenditures...    3,432,000      2,911,000    17,030,000
  Disposals.........................   (1,226,000)    (1,409,000)   (5,601,000)
  Allowance for loss on disposition
   of non-core real estate assets... (27,800,000)            --            --
  Allowance for loss on disposition
   of multifamily and industrial
   operations.......................          --             --    (10,974,000)
  Disposition of multifamily and
   industrial operations............          --    (107,293,000)          --
                                     ------------  -------------  ------------
  Balance at end of period.......... $ 92,098,000  $ 117,692,000  $223,483,000
                                     ============  =============  ============
(d)Balance at beginning of period... $ 39,798,000  $  45,184,000  $ 42,524,000
  Additions--depreciation expense,
   net of amortization expense......    3,797,000      3,602,000     7,079,000
  Disposals.........................   (1,226,000)           --     (4,419,000)
  Disposition of multifamily and
   industrial operations............          --      (8,988,000)          --
                                     ------------  -------------  ------------
  Balance at end of period.......... $ 42,369,000  $  39,798,000  $ 45,184,000
                                     ============  =============  ============

                         Independent Auditors' Report
                         ----------------------------



To the General Partner
Anita Associates:

We have audited the accompanying balance sheets of Anita Associates (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of income, partners' deficit, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of Anita Associates' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anita Associates as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                        KPMG Peat Marwick LLP

San Diego, California
February 9, 1996

                                ANITA ASSOCIATES
                                ----------------
                       (a California limited partnership)


                                 BALANCE SHEETS
                                 --------------


                                                              December 31,
    ASSETS                                              1995            1994
    ------                                          ------------    ------------
SHOPPING CENTER PROPERTY (Notes C and D):
  Land                                              $  2,703,982    $  2,703,982
  Buildings and improvements                          60,302,510      59,359,379
  Deferred charges                                     3,678,022       3,475,675
                                                      66,684,514      65,539,036
                                                    ------------    ------------

  Less accumulated depreciation and amortization     (15,674,492)    (13,475,806)
                                                    ------------    ------------
                                                      51,010,022      52,063,230

CASH AND CASH EQUIVALENTS (Note F)                     2,218,502       3,179,431

ACCOUNTS AND NOTES RECEIVABLE
  less allowance for doubtful accounts
   of $339,719 (1995) and $178,503 (1994)                166,879         330,878

DEFERRED RECEIVABLE                                    1,977,913       1,288,062

PREPAID EXPENSES                                         612,103         567,305

OTHER ASSETS (Note C)                                    654,262         665,304
                                                    ------------    ------------

                                                    $ 56,639,681    $ 58,094,210
                                                    ============    ============

    LIABILITIES AND PARTNERS' DEFICIT
    ---------------------------------

NOTES PAYABLE (Note C)                              $ 61,195,750    $ 61,925,386
PARTNER ADVANCES (Note E)                                      -         551,787

ACCOUNTS PAYABLE TO:
  Ernest W. Hahn, Inc.                                    36,760          80,133
  Tenants                                                326,408         203,434
  Others                                               1,747,081       1,821,790
                                                    ------------    ------------

                                                      63,305,999      64,582,530
COMMITMENTS (Notes D and F)

PARTNERS' DEFICIT
  General partner                                     (3,335,203)     (3,246,204)
  Limited partner                                     (3,331,115)     (3,242,116)
                                                    ------------    ------------
                                                      (6,666,318)     (6,488,320)

                                                    $ 56,639,681    $ 58,094,210
                                                     ===========    ============

                See accompanying notes to financial statements

                               ANITA ASSOCIATES
                               ----------------
                      (a California limited partnership)

                              STATEMENTS OF INCOME
                              --------------------

                                                        Year ended December 31,
                                                  ---------------------------------------
                                                     1995           1994          1993
                                                  -----------   -----------    ----------
REVENUES:
 Minimum rent (Note D)                            $ 7,701,809   $ 6,592,561    $ 5,695,309
 Overage rent (Note D)                                149,783       192,454        257,710
 Recoveries from tenants (Note D)                   5,113,622     4,654,608      3,713,624
 Other income                                         524,204       482,452        546,809
                                                  -----------   -----------    -----------
                                                   13,489,418    11,922,075     10,213,452
                                                  -----------   -----------    -----------

EXPENSES (Note F):
 Recoverable operating expenses (Note D)            2,561,243     2,421,907      1,858,764
 Payroll and related benefits
  paid to an affiliate                              1,444,816     1,427,973      1,259,781
 Office expense                                        27,728       140,591        145,121
 Management fee paid to an affiliate                  329,474       259,957        253,408
 Promotion                                             67,575       117,310        117,950
 Professional services                                 42,412        59,782         44,711
 Ground rent                                          505,465       505,465        228,193
 Bad debt expense                                     161,216       139,819        146,056
 Other expenses                                       247,604       157,755         97,721
 Property taxes                                       786,404       414,612        381,436
                                                  -----------   -----------    -----------

                                                    6,173,937     5,645,171      4,533,141
                                                  -----------   -----------    -----------

INCOME FROM OPERATIONS                              7,315,481     6,276,904      5,680,311
                                                  -----------   -----------    -----------

NON-OPERATING REVENUE:
 Interest income                                      258,980       359,370         71,348
                                                  -----------   -----------    -----------

NON-OPERATING EXPENSES:
 Interest expense (Notes C and E)                   5,341,999     3,498,533      2,137,514
 Depreciation and amortization                      2,205,710     1,457,869      1,170,332
 Net write-off of improvements
  and deferred charges                                    710        10,747        113,308
                                                  -----------   -----------    -----------

                                                    7,548,419     4,967,149      3,421,154
                                                  -----------   -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM                       26,042     1,669,125      2,330,505

Extraordinary loss from early extinguishment
 of debt  (Note C)                                          -    (1,477,754)             -
                                                  -----------   -----------    -----------

NET INCOME                                        $    26,042   $   191,371    $ 2,330,505
                                                  ===========   ===========    ===========

                See accompanying notes to financial statements

                               ANITA ASSOCIATES
                               ----------------
                      (a California limited partnership)


                            STATEMENTS OF PARTNERS' DEFICIT
                            -------------------------------

                                                                          Limited
                                         General Partner                   Partner
                           ---------------------------------------------  ------------
                                            Hahn - UPI
                                     (a limited partnership)               Santa Anita
                           ---------------------------------------------     Realty
                           Ernest W.            UPI        Total General    Enterprises,
                           Hahn, Inc.        Associates        Partner         Inc.          Total
- ------------------------   -----------      -----------    -------------   -----------    -----------
DEFICIT,
   January 1, 1993         $(1,264,728)       $(417,746)    $(1,682,474)   $(1,678,388)   $(3,360,862)

   Net income                  924,744          240,508       1,165,252      1,165,253      2,330,505

   Cash contributions          264,818           68,874         333,692        333,692        667,384

   Cash distributions       (1,111,040)        (288,960)     (1,400,000)    (1,400,000)    (2,800,000)
                           -----------        ---------     -----------    -----------    -----------
DEFICIT,
   December 31, 1993        (1,186,206)        (397,324)     (1,583,530)    (1,579,443)    (3,162,973)

   Net income                   75,936           19,749          95,685         95,686        191,371

   Cash contributions          171,926           44,715         216,641        216,641        433,282

   Cash distributions       (1,567,360)        (407,640)     (1,975,000)    (1,975,000)    (3,950,000)
                           -----------        ---------     -----------    -----------    -----------

DEFICIT,
   December 31, 1994        (2,505,704)        (740,500)     (3,246,204)    (3,242,116)    (6,488,320)

   Net income                   10,333            2,688          13,021         13,021         26,042

   Cash contributions          253,770           66,001         319,771        319,771        639,542

   Cash distributions         (334,733)         (87,058)       (421,791)      (421,791)      (843,582)
                           -----------        ---------     -----------    -----------    -----------

DEFICIT,
   December 31, 1995       $(2,576,334)       $(758,869)    $(3,335,203)   $(3,331,115)   $(6,666,318)
                           ===========        =========     ===========    ===========    ===========

                See accompanying notes to financial statements

                               ANITA ASSOCIATES
                               ----------------
                      (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                          Year ended December 31,
                                                  -------------------------------------------
                                                     1995            1994             1993
                                                  ------------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $    26,042    $    191,371    $  2,330,505
Adjustments to reconcile net income to
net cash provided by operating activities:
 Depreciation and amortization                      2,205,710       1,457,869       1,170,332
 Net write-off of deferred charges                        710          10,747         113,308
 Net write-off of deferred charges included
  in extraordinary item                                     -         113,700               -
 Provision for doubtful accounts receivable           161,216         139,819         146,056
 Changes in assets and liabilities:
   Accounts and notes receivable from:
    Tenants                                             2,783        (224,467)         (6,602)
    Partners                                                -          22,356         170,179
   Deferred receivable                               (689,851)       (441,197)        (96,802)
   Prepaid expenses                                   (44,798)        308,328         (43,108)
   Other assets                                        11,042        (639,287)         61,662
   Accounts payable to:
     Ernest W. Hahn, Inc.                             (43,373)         20,979         (65,681)
     Tenants                                          122,974          94,642         (91,457)
     Others                                           (74,709)        419,972        (172,211)
                                                  -----------    ------------    ------------

Net cash provided by operating activities           1,677,746       1,474,832       3,516,181
                                                  -----------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to shopping center property              (1,153,212)     (3,480,713)       (550,628)
Additions to property under development                     -      (7,581,179)    (16,004,049)
Accrued construction cost                                   -        (528,207)        528,207
                                                  -----------    ------------    ------------
Net cash used in investing activities              (1,153,212)    (11,590,099)    (16,026,470)
                                                  -----------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from new debt                                      -      62,355,000               -
Payments of notes payable                            (729,636)    (25,743,163)       (473,063)
Good faith deposit                                          -       1,247,100      (1,247,100)
Repayments to partners                               (551,787)    (21,687,479)     16,513,264
Contributions from partners                           639,542         433,282         667,384
Distributions to partners                            (843,582)     (3,950,000)     (2,800,000)
                                                  -----------    ------------    ------------

Net cash (used in) provided by
financing  activities                              (1,485,463)     12,654,740      12,660,485
                                                  -----------    ------------    ------------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                          (960,929)      2,539,473         150,196

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR        3,179,431         639,958         489,762
                                                  -----------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR            $ 2,218,502    $  3,179,431    $    639,958
                                                  ===========    ============    ============

                See accompanying notes to financial statements

                               ANITA ASSOCIATES
                               ----------------
                      (a California limited partnership)

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                      ------------------------------------

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                ------------------------------------------------

                                             Years ended December 31,
                                       ------------------------------------
                                          1995          1994       1993
                                       ----------    ----------  ----------
Interest paid on notes payable
 (net of amounts capitalized)          $5,225,886    $5,112,657  $2,140,984


             SUPPLEMENTAL DISCLOSURE RELATED TO NON-CASH INVESTING
             -----------------------------------------------------
                           AND FINANCING ACTIVITIES
                           ------------------------

Upon completion of the development project in 1994, the Partnership transferred $30,924,057 from Property Under Development to Shopping Center Property.

At December 31, 1994, $997,233 of tenant improvements were completed but unpaid and are included in Shopping Center Property and Accounts Payable - Others.

In addition to the above, the following non-cash activities occurred:

                                                                    Reduction in
                                    Reduction                        Accumulated
Write off of assets:                in Property                      Amortization
- -----------------------   -------------------------------   -------------------------------
                             1995       1994         1993      1995       1994         1993
                           ------   --------   ----------    ------   --------   ----------
Buildings and
  improvements             $    -   $      -   $   85,263    $    -   $      -   $   25,579
Deferred charges            7,734    254,792    1,441,117     7,024    130,345    1,387,493
                           ------   --------   ----------    ------   --------   ----------

Total                      $7,734   $254,792   $1,526,380    $7,024   $130,345   $1,413,072
                           ======   ========   ==========    ======   ========   ==========

                See accompanying notes to financial statements

                                ANITA ASSOCIATES
                                ----------------
                       (a California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                  --------------------------------------------


A. Organization and Accounting Policies:
   ------------------------------------

   Anita Associates (the "Partnership") is a California limited partnership consisting of Hahn-UPI, the general partner, and Santa Anita Realty Enterprises, Inc. (the "Limited Partner"), formed to develop and operate a regional shopping center in Arcadia, California. Hahn-UPI is a limited partnership consisting of Ernest W. Hahn, Inc. ("Hahn"), the general partner, and UPI Associates ("UPI"), the limited partner. UPI does not have responsibility for, or participation in, any duties, obligations or rights of approval assumed by Hahn-UPI as general partner of Anita Associates. The partnership agreement provides that the Partnership shall continue from year to year until the partners elect to terminate the Partnership. Profits and losses are shared as follows:

        Hahn-UPI:
          Ernest W. Hahn, Inc.                  39.68%
          UPI Associates                        10.32%

        Santa Anita Realty Enterprises, Inc.    50.00%

  Certain reclassifications of prior year amounts have been made in order to conform to the current year presentation.

  The Partnership's accounting policies are as follows:

  1. Shopping center property and property under development are recorded at cost and include direct construction costs, interest, construction loan fees, property taxes and related expenses capitalized during the pre-opening period, as these amounts are expected to be recovered from operations.

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

                                ANITA ASSOCIATES
                                ----------------
                       (a California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                  --------------------------------------------



A.  Organization and Accounting Policies (Continued):
    ------------------------------------------------

    6. Costs incurred in connection with early termination of a tenant lease are amortized over the life of the lease with the replacement tenant. To the extent payments received from an incoming tenant do not represent future rentals or cost recoveries for tenant improvements, they are recorded as income when received.

    7. Taxable income or loss of the Partnership is reported by and is the responsibility of the respective partners. Accordingly, the Partnership makes no provision for income taxes.

    8. The Partnership recognizes scheduled rent increases on a straight-line basis. Accordingly, a deferred receivable and deferred payable for rents which are to be received or paid in subsequent years, respectively, are reflected in the accompanying balance sheets. The deferred payable is included in accounts payable to others.

    9. The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    10. The Partnership agreement does not designate investment interests in units. Investment interests are calculated on a percentage basis. Accordingly, earnings or losses per unit is not presented in the accompanying financial statements.

    11. The Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    12. The Partnership financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade and deferred receivables. The Partnership places its temporary cash investments with high credit quality institutions and cash accounts with federally insured institutions. Cash balances with any one institution may be in excess of federally insured limits. The Partnership has not experienced any losses in such investments or accounts and believes it is not exposed to any significant credit risk. Management routinely assesses the financial strength of its tenants and as a consequence, believes that its trade and deferred receivable credit risk exposure is limited.

                                ANITA ASSOCIATES
                                ----------------
                       (a California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                  --------------------------------------------


B.  Fair Value of Financial Instruments:
    -----------------------------------

    Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" requires that the fair values be disclosed for the Partnership's financial instruments. The carrying amount of cash and cash equivalents, accounts receivable, notes receivable and accounts payable are reasonable estimates of their fair values because of the short maturity of these instruments. The carrying amount of notes payable is a reasonable estimation of fair value based on management's belief that, on average, fixed interest rates are not materially different than market rates available to the Partnership.

C.  Notes Payable:
    -------------

    The notes payable (collectively "the loan") at December 31, 1995 are payable in monthly payments of $527,338 including interest, with a balloon payment of $51,929,396 due January 2003. The loan was funded in two draws of $46,577,193 and $15,777,807, bearing interest at 9.0% and 9.25%, respectively. The loan is secured by a first lien on the leasehold estate and improvements. In connection with the funding of the final draw in December 1994, the Partnership executed a pledge agreement and deposited $638,933 in a restricted interest bearing account. This amount is included in other assets at December 31, 1995 and December 31, 1994.

    As part of the extinguishment of the existing debt on January 25, 1994, the Partnership was required to pay a prepayment penalty of $1,364,054. This penalty, along with the write-off of unamortized finance costs related to the extinguished debt, was recognized as an extraordinary loss during 1994.

    Annual principal payments are scheduled as follows:


       Year ending December 31,           Amount
       ------------------------         -----------
                1996                    $   814,710
                1997                        891,684
                1998                        975,935
                1999                      1,068,145
                2000                      1,169,069
             Thereafter                  56,276,207
                                        -----------

                                        $61,195,750
                                        ===========

                                ANITA ASSOCIATES
                                ----------------
                       (a California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                  --------------------------------------------


D.  Commitments:
    -----------

    Partnership as Lessor:
    ---------------------

    The Partnership leases space to tenants in the shopping center for which it charges minimum rents and receives reimbursement for real estate taxes and certain other operating expenses. The terms of the leases range from 4 to 25 years, and the majority of the leases also provide for additional overage rents during any year in which a tenant's gross sales exceed a stated amount.

    Future minimum rental revenues to be received under leases in force at December 31, 1995 are as follows:


      Year ending December 31,       Amount
      ------------------------     -----------
              1996                 $ 7,520,600
              1997                   7,608,856
              1998                   7,218,329
              1999                   6,775,746
              2000                   6,300,422
           Thereafter               21,668,192
                                   -----------
                                   $57,092,145
                                   ===========

    In the ordinary course of business, the Partnership is, from time to time, involved in various litigation. Although the final outcome of these legal matters cannot be determined, it is management's opinion, based in part upon advise from legal counsel, that the final resolution of these matters will not have a material adverse effect on the Partnership's financial position and results of operations.

                                ANITA ASSOCIATES
                                ----------------
                       (a California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                  --------------------------------------------


E.  Partner Advances:
    ----------------

    In 1994, the Partnership substantially completed a $32,000,000 expansion of the shopping center. The expansion included the addition of a major department store as well as other tenant leasable area.

    The Partners made advances to fund the expansion cost until construction loan funds could be obtained. Such advances bore interest at 10% per annum, compounded monthly. Advances outstanding at December 31, 1995, 1994 and 1993 were $0, $551,787 and $22,239,266, respectively. Interest incurred on partner advances was $16,738, $1,671,528 and $1,211,718 for the years ended December 31, 1995, 1994 and 1993, respectively.

    Interest costs capitalized as part of the shopping center totaled $297,392, $2,189,255 and $1,396,033 during 1995, 1994 and 1993, respectively, of which
    $0, $1,262,587 and $1,211,718 related to advances from partners for 1995 and 1994, respectively.


F.  Related Party Transactions:
    --------------------------

    Operating Costs
    ---------------

    Hahn and its wholly-owned subsidiary, Hahn Property Management Corporation ("HPMC"), provide property management, leasing and various legal services to the Partnership. A summary of costs and fees incurred by Hahn and HPMC during 1995, 1994 and 1993 is presented below:

                                               Year ended December 31,
                                         ------------------------------------
                                            1995         1994         1993
                                         ----------   ----------   ----------

       Management fee                    $  329,474   $  259,957   $  253,408
       Development fee                            -       68,758      308,030
       Payroll and related benefits       1,444,816    1,427,973    1,259,781
       Leasing commissions                  339,398      543,276      340,825
       Professional services                 15,078        5,941       17,446
       Legal                                 50,544      151,405       58,698
                                         ----------   ----------   ----------

                                         $2,179,310   $2,457,310   $2,238,188
                                         ==========   ==========   ==========

                                ANITA ASSOCIATES
                                ----------------
                       (a California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                  --------------------------------------------



F.  Related Party Transactions (Continued):
    --------------------------------------

    Ground Lease
    ------------

    The shopping center was developed on approximately 70 acres of land leased from the Limited Partner. The leased property consists of four parcels, each covered by a separate ground lease, requiring total annual rentals of $762,497, during 1995 and 1994. Three of the parcels are subleased to major department stores located in the shopping center for aggregate rentals of $257,032 annually. The sublease terms, which commenced with the opening of the shopping center and continue through October 2017 with two ten-year renewal options, are identical to the primary lease. The subleases to the major department stores are assigned to the Limited Partner. The Partnership remains the lessee on the fourth parcel. In 1993, the ground leases were amended and the area of the fourth parcel was increased by an additional 8.2 acres; consequently, the monthly rental increased from $18,321 to $22,488.

    Net rental expense amounted to $505,465 in 1995 and 1994, respectively and $228,193 in 1993. The minimum annual rental payments under the lease, net of sublease rentals, are as follows:

           Year ending December 31,       Amount
           ------------------------     -----------
                       1996              $  323,116
                       1997                 537,255
                       1998                 537,255
                       1999                 537,255
                       2000                 537,255
                         Thereafter       9,026,330
                                         ----------
                                         $11,498,466
                                         ===========

    Cash Equivalents:
    ----------------

    At December 31, 1995 and 1994, the Partnership had $1,193,598 and $1,900,000, respectively, invested in thirty day bank credit-enhanced commercial paper issued by an entity in which Hahn owns an interest.

                         Independent Auditors' Report
                         ----------------------------



To the Partners
H-T Associates:

We have audited the accompanying consolidated balance sheets of H-T Associates (a Maryland general partnership) and subsidiary (a Maryland general partnership) as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of H-T Associates' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H-T Associates and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note H to the consolidated financial statements, the Partnership's subsidiary, Towson Town Center Associates, is in technical default on its notes payable at December 31, 1995. As such, those notes may be callable at the lender's discretion. As Towson Town Center Associates is the primary subsidiary of the Partnership, this technical default raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plan in regard to this matter is also described in Note H to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           KPMG Peat Marwick LLP

San Diego, California
February 9, 1996

                                     H-T ASSOCIATES
                                     --------------
                            (a Maryland general partnership)
                                    AND SUBSIDIARY
                            (a Maryland general partnership)

                              CONSOLIDATED BALANCE SHEETS
                              ---------------------------

                                                           December 31,
                                                 ---------------------------
    ASSETS                                            1995          1994
    ------
SHOPPING CENTER PROPERTY (Note C):

  Land                                           $ 11,726,213    $ 11,726,213
  Buildings and improvements                      178,667,284     177,767,286
  Deferred charges                                  2,961,418       2,525,485
                                                 ------------    ------------
                                                  193,354,915     192,018,984
  Less accumulated depreciation and
   amortization                                   (28,659,166)    (22,074,284)
                                                 ------------    ------------
                                                  164,695,749     169,944,700

CASH                                                2,284,753       2,841,563

ACCOUNTS RECEIVABLE, less allowance for
  doubtful accounts of $447,379 (1995)
  and $559,939 (1994)                               1,122,092       1,442,306

NOTES RECEIVABLE                                      171,122         194,463

CONSTRUCTION COSTS RECEIVABLE FROM TENANTS                  -          64,714

DEFERRED RENT RECEIVABLE                            3,493,647       3,056,173

PREPAID EXPENSES                                    1,350,500       1,203,429

OTHER ASSETS                                           49,116          44,409
                                                 ------------    ------------
                                                 $173,166,979    $178,791,757
                                                 ============    ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
- -------------------------------------------

NOTES PAYABLE (Note C)                           $164,641,000    $164,641,000

ADVANCES FROM PARTNERS (Note E)
  Ernest W. Hahn, Inc.                              4,821,988       4,366,127
  Santa Anita Realty Enterprises, Inc.              4,810,292       4,355,621

ACCOUNTS PAYABLE TO:
  Ernest W. Hahn, Inc.                                 51,243          91,694
  Tenants                                             136,569         141,907
  Others                                            1,287,018         877,489
                                                 ------------    ------------
                                                  175,748,110     174,473,838
COMMITMENTS (Note D)

MINORITY INTEREST                                   2,168,603       4,266,956

PARTNERS' CAPITAL (DEFICIT) (Note F)               (4,749,734)         50,963
                                                 ------------    ------------
                                                 $173,166,979    $178,791,757
                                                 ============    ============

                See notes to consolidated financial statements.

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)
                                AND SUBSIDIARY
                       (a Maryland general partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                          Years ended December 31,
                                                  ----------------------------------------
                                                     1995          1994          1993
                                                  -----------   -----------   -----------

REVENUES:
  Minimum rent (Note D)                           $15,168,774   $14,639,567   $14,198,970
  Overage rent (Note D)                               418,254       377,726       366,600
  Recoveries from tenants (Note D)                  6,091,553     5,642,854     4,845,865
  Other income                                      1,183,397       730,436       579,235
                                                  -----------   -----------   -----------

                                                   22,861,978    21,390,583    19,990,670
                                                  -----------   -----------   -----------
EXPENSES (Note G):
  Operating expenses                                3,077,479     2,673,305     2,246,574
  Payroll and related benefits
   paid to an affiliate                             1,536,176     1,585,083     1,444,592
  Property taxes                                    1,251,126     1,223,371     1,212,191
  Office expense                                        2,309       273,673       249,677
  Management fee paid to an affiliate                 670,033       598,697       545,964
  Promotion                                            90,121       153,908       134,078
  Professional services                                68,860       145,265        46,339
  Professional services paid to an affiliate           37,045         9,056        33,071
  Other expenses                                      178,501       211,565       652,589
                                                  -----------   -----------   -----------

                                                    6,911,650     6,873,923     6,565,075
                                                  -----------   -----------   -----------

INCOME FROM OPERATIONS                            15,950,328    14,516,660    13,425,595
                                                  -----------   -----------   -----------

NON-OPERATING REVENUE:
  Interest income                                    213,404        127,290       233,305
                                                  -----------   -----------   -----------
NON-OPERATING EXPENSES:
  Interest expense (Notes C and E)                14,468,360     12,864,667    11,923,884
  Depreciation and amortization                    6,585,518      6,455,406     6,350,407
  Net write-off of assets                              8,904         26,444        39,186
                                                 -----------    -----------   -----------

                                                  21,062,782     19,346,517    18,313,477
                                                 -----------    -----------   -----------

LOSS BEFORE MINORITY INTEREST                     (4,899,050)    (4,702,567)   (4,654,577)

MINORITY INTEREST                                  1,398,353      1,403,391     1,382,472
                                                 -----------    -----------   -----------

NET LOSS                                         $(3,500,697)   $(3,299,176)  $(3,272,105)
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

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)
                                AND SUBSIDIARY
                       (a Maryland general partnership)

            CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             -----------------------------------------------------

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                 --------------------------------------------

                                                  Santa Anita
                                    Ernest W.        Realty
                                    Hahn, Inc.  Enterprises, Inc.      Total
                                   -----------  -----------------   -----------
BALANCE, January 1, 1993           $ 4,654,871    $ 4,654,872      $ 9,309,743

  Net loss                          (1,636,052)    (1,636,053)      (3,272,105)

  Cash distributions (Note F)       (1,100,000)    (1,099,999)      (2,199,999)
                                   -----------    -----------      -----------

BALANCE, December 31, 1993           1,918,819      1,918,820        3,837,639

 Net loss                           (1,649,588)    (1,649,588)      (3,299,176)

 Cash distributions (Note F)          (243,750)      (243,750)        (487,500)
                                   -----------    -----------      -----------

BALANCE, December 31, 1994              25,481         25,482           50,963

 Net loss                          (1,750,348)    (1,750,349)      (3,500,697)

 Cash distributions (Note F)          (650,000)      (650,000)      (1,300,000)
                                   -----------    -----------      -----------

BALANCE, December 31, 1995         $(2,374,867)   $(2,374,867)     $(4,749,734)
                                   ===========    ===========      ===========

                See notes to consolidated financial statements.

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)
                                AND SUBSIDIARY
                       (a Maryland general partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                          Years ended December 31,
                                                --------------------------------------------
                                                       1995        1994         1993
                                                -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                     $(3,500,697)   $(3,299,176)   $(3,272,105)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
      Depreciation and amortization              6,585,518      6,455,406      6,350,407
      Provision for doubtful accounts
        receivable                                 (13,546)        44,832        531,345
      Net write-off of assets                        8,904         26,444         39,186
      Interest accrued on partner
        advances                                   910,532        684,469        540,553
      Minority interest                         (1,398,353)    (1,403,391)    (1,382,472)
      Changes in assets and liabilities:
        Accounts receivable                        333,760       (714,087)      (376,955)
        Notes receivable                            23,341        196,098        177,267
        Deferred rent receivable                  (437,474)      (513,292)    (1,186,021)
        Prepaid expenses                          (147,071)       160,870      1,080,653
        Other assets                                (4,707)       (11,045)          (803)
        Accounts payable to:
          Ernest W. Hahn, Inc.                     (40,451)       (28,153)       (28,810)
          Tenants                                   (5,338)        59,228        (26,981)
          Others                                   409,529        (93,302)       (38,533)
                                                -----------    -----------    -----------

      Net cash provided by operating
        activities                               2,723,947      1,564,901      2,406,731
                                                -----------    -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to shopping center
    property                                  (1,345,471)      (871,192)    (1,573,048)
  Decrease in construction
    costs receivable from tenants                 64,714         25,892         51,126
  Decrease in accrued construction costs               -              -        (20,000)
                                                -----------    -----------    -----------

      Net cash used in investing
        activities                             (1,280,757)      (845,300)    (1,541,922)
                                                -----------    -----------    -----------

                                                            (continued)

                  See notes to consolidated financial notes.

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)
                                AND SUBSIDIARY
                       (a Maryland general partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 -------------------------------------------------

                                                   Years ended December 31,
                                          ----------------------------------------
                                                1995         1994       1993
                                          -----------    ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                       -             -      5,168,000
  Distributions to minority interest         (700,000)     (262,500)    (4,706,354)
  Distributions to partners                (1,300,000)     (487,500)    (2,199,999)
                                          -----------    ----------    -----------

    Net cash used in financing
         activities                        (2,000,000)     (750,000)    (1,738,353)
                                          -----------    ----------    -----------


NET DECREASE IN CASH                         (556,810)      (30,399)      (873,544)

CASH, BEGINNING OF YEAR                     2,841,563     2,871,962      3,745,506
                                          -----------    ----------    -----------

CASH, END OF YEAR                         $ 2,284,753    $2,841,563    $ 2,871,962
                                          ===========    ==========    ===========

               SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
               ------------------------------------------------

 Interest paid                            $13,681,570    $12,244,079  $10,443,161


           SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
            -------------------------------------------------------

During 1995 and 1994, the following non-cash activity occurred:

                                                    Reduction in
                                                    Accumulated
                                                    Depreciation
                                   Reduction            and
Write-off of assets:              in Property       Amortization
                                ----------------   ---------------
                                 1995     1994     1995     1994
                                ------   -------   -----   -------
Buildings and improvements      $    -   $18,296   $   -   $18,296
Deferred charges                 9,540    28,650     636     2,206
                                ------   -------   -----   -------

Total                           $9,540   $46,946   $ 636   $20,502
                                ======   =======   =====   =======

                See notes to consolidated financial statements.

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)
                                AND SUBSIDIARY
                       (a Maryland general partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                       DECEMBER 31, 1995, 1994 AND 1993
                       --------------------------------


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

    The consolidated financial statements of the Partnership include the accounts of the Partnership and TTCA. TTCA is a Maryland general partnership comprised of the Partnership and DeChiaro Associates ("DeChiaro") as 65% and 35% general partners, respectively. DeChiaro's interest is recorded as minority interest in the accompanying consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

    Certain reclassifications of prior year amounts have been made in order to conform to the current year presentation.

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

    5. Expenditures for betterments are capitalized and depreciated over the remaining depreciable life of the property.
                                                            (continued)

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)
                                AND SUBSIDIARY
                       (a Maryland general partnership)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               ------------------------------------------------------



A.  Organization and Accounting Policies (Continued):
    ------------------------------------------------

    6. Costs incurred in connection with the early termination of a tenant lease are amortized over the life of the lease with the replacement tenant. To the extent payments received from an incoming tenant do not represent future rentals or cost recoveries for tenant improvements, they are recorded as income when received.

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

    9. The differential to be paid or received under interest rate swap agreements is accrued as interest rates change, and is recognized over the life of the agreements (Note C).

    10. The Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    11. The Partnership agreement does not designate investment interests in units. Investment interests are calculated on a percentage basis. Accordingly, earnings or losses per unit is not presented in the accompanying consolidated financial statements.

    12. The Partnership's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade and deferred receivables. The Partnership places its temporary cash investments with high credit quality institutions and cash accounts with federally insured institutions. Cash balances with any one institution may be in excess of federally insured limits. The Partnership has not experienced any losses in such investments or accounts and believes it is not exposed to any significant credit risk. Management routinely assesses the financial strength of its tenants and as a consequence, believes that its trade and deferred receivable credit risk exposure is limited.

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)
                                AND SUBSIDIARY
                       (a Maryland general partnership)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            ------------------------------------------------------



B.  Fair Value of Financial Instruments:
    ------------------------------------

    Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" requires that the fair values be disclosed for the partnerships' financial instruments. The carrying amount of cash, accounts receivable, and accounts payable are reasonable estimates of their fair values due to the short-term nature of these instruments.

    The carrying amount of the notes receivable is a reasonable estimation of fair value based on management's belief that the interest rates on which the notes bear interest is not materially different than interest rates that would be used on loans to tenants with similar credit ratings.

    The carrying amount of the notes payable and advances from partners is a reasonable estimation of fair value as the notes and advances bear interest based on a variable market rate.

    The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the Partnership would pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the swap counterparties. The fair value of the interest rate swaps as of December 31, 1995 is a net payable of approximately $9,100,000.

C.  Notes Payable:
    -------------

    In 1990, TTCA entered into a building loan agreement with a commercial bank, secured by an indemnity deed of trust encumbering the property. TTCA can borrow up to $170,000,000. The agreement, as amended, requires principal payments of $1,741,000 in 1998, and $162,900,000 in 1999. The agreement provides that TTCA can: (1) obtain funds at the then current prime rate of the commercial bank; (2) obtain funds based on the then current London Interbank Offered Rate ("LIBOR") plus a spread (as defined); or, (3) obtain funds through the issuance of commercial paper at rates based upon the interest rates offered in the commercial paper market plus letter of credit fees. For the years ended December 31, 1995 and 1994, all funds were obtained under the commercial paper option for a total outstanding balance of $164,641,000. Interest is payable monthly. The variable interest rate in effect on the outstanding balance as of December 31, 1995 and 1994 was 6.0% and 5.8%, respectively.

    In connection with the loan, Hahn and Santa Anita each executed a repayment guaranty of $66,135,000 and DeChiaro executed a limited repayment guaranty of $4,513,000. The repayment guaranties contain covenants which, among other matters, require the guarantors to maintain certain minimum levels of net worth (Note H).

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)
                                AND SUBSIDIARY
                       (a Maryland general partnership)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            ------------------------------------------------------


C.  Notes Payable (Continued):
    -------------------------

    TTCA has also entered into interest rate swap agreements to reduce the impact of changes in interest rates on its loan (Note B). As of December 31, 1995 and 1994, TTCA had two interest rate swap agreements outstanding with a commercial bank which have a total notional principal amount of $82,000,000. The agreements provide for TTCA to pay fixed rates of interest of 9.3% and 8.8% on swaps of $45,000,000 and $37,000,000, respectively, and to receive floating interest based on 30 day commercial paper rates. The variable rate of interest in effect on the swap agreements as of December 31, 1995 was 5.8%. The interest rate swap agreements mature at the time the building loan matures. TTCA is exposed to credit loss in the event of nonperformance by the commercial bank with respect to the interest rate swap agreements.

    The net effective interest rate on amounts outstanding under the building loan agreement at December 31, 1995, 1994 and 1992, after giving effect to the interest rate swaps, was 8.2%, 7.4% and 6.9%, respectively.

    The differential between the amounts paid and received under the interest rate contract is included as either an addition to, or a reduction in, interest incurred. Total interest incurred was $13,557,828, $12,180,199 and $11,383,329, for the years ended December 31, 1995, 1994 and 1993, respectively.

D.  Commitments:
    -----------

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


                                                                     (continued)

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)
                                AND SUBSIDIARY
                       (a Maryland general partnership)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            ------------------------------------------------------


D.  Commitments (Continued):
    ------------------------

    Partnership as Lessor (Continued):
    ---------------------------------

    Future minimum rental revenues to be received under leases in force at December 31, 1995 are as follows:


        Year ending December 31         Amount
        -----------------------     ------------
                  1996                $15,017,857
                  1997                 14,931,927
                  1998                 15,087,664
                  1999                 14,985,425
                  2000                 14,656,553
                     Thereafter        42,867,062
                                      -----------
                                     $117,546,488
                                     =============

In the ordinary course of business, the Partnership is, from time to time, involved in various litigation. Although the final outcome of these legal matters cannot be determined, it is management's opinion, based in part upon advise from legal counsel, that the final resolution of these matters will not have a material adverse effect on the Partnership's financial position and results of operations.

    Property Under Development:
    --------------------------

During 1991, TTCA completed a major expansion and renovation of the previously existing shopping center. Pursuant to the Development Manager's Agreement between TTCA and Hahn, Hahn received $5,080,619 as compensation for managing the development of the project through 1993.

E.    Advances from Partners:
      ----------------------

Hahn and Santa Anita have both made advances to the Partnership to finance certain construction funding requirements and other cash flow needs. These advances bear interest at 1% above the prime rate and are required to be repaid prior to any distributions to the partners, other than distributions of Net Cash Flow from Operations (Note F). Interest incurred on the advances totaled $910,532, $684,469 and $540,553 for the years ended December 31, 1995, 1994 and
1993, respectively. The prime rate was 8.8%, 8.5% and 6.0% at December 31, 1995, 1994 and 1993, respectively.

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)
                                AND SUBSIDIARY
                       (a Maryland general partnership)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            ------------------------------------------------------



F.    Partnership Distributions:
      -------------------------

Distributions of Net Cash Flow from Operations of the Partnership (as defined by the Amended and Restated Partnership Agreement) are subject to certain priorities. The period from inception of the Partnership through October 16, 1992 (the Grand Opening Date of the shopping center) is referred to as the Initial Term. During the Initial Term, both partners were entitled to a cumulative, compounded return (at the Prime Rate, as defined) on their capital contributions. A $500,000 distribution was made during the Initial Term. The "Primary Term" follows the Initial Term, and ends when cash flow for a consecutive 12 month period exceeds the sum of $1,192,000 plus any unpaid cumulative returns. During the "Primary Term", Santa Anita receives a cumulative return of $447,000 for the first year, $521,500 for the second year, and $596,000 for each year thereafter. Hahn receives non-cumulative returns of the same amounts. Following the Primary Term, distributions of Net Cash Flow from Operations are made to the partners in accordance with their percentage interests.

G.    Related Party Transactions:
      --------------------------

Hahn and its wholly-owned subsidiary, Hahn Property Management Corporation ("HPMC"), provide property management, leasing and various legal services to TTCA. A summary of costs and fees incurred by Hahn and HPMC by TTCA during 1995, 1994 and 1993 is presented below:

                                        Years ended December 31
                                  ------------------------------------
                                     1995         1994         1993
                                  ---------    ----------   ----------

Payroll and related benefits      $1,536,176   $1,585,083   $1,444,592
Management fee                       670,033      598,697      545,964
Professional services                 37,045        9,056       33,071
Leasing commissions                  416,174      484,074      399,345
Legal                                 53,628       71,745      111,043
Development fee                            -            -       38,827

Related Property:
- ----------------

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

                                H-T ASSOCIATES
                                --------------
                       (a Maryland general partnership)
                                AND SUBSIDIARY
                       (a Maryland general partnership)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            ------------------------------------------------------



H.  Ability to Continue as a Going Concern and Management's Plan:
    ------------------------------------------------------------

As discussed in Note C, the Partnership's repayment guaranty agreement contains restrictive covenants which include a requirement for the guarantors to maintain certain minimum levels of net worth. Santa Anita failed to meet this covenant requirement which has placed the Partnership in technical default. Consequently, the notes payable may be callable at the lender's discretion. The partners are currently negotiating with the lender to restructure the loan and modify the net worth requirement in the guaranty. There is no assurance that these negotiations will be completed on terms satisfactory to the Partnership.

                                 EXHIBIT INDEX

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                     DOCUMENT DESCRIPTION                       NUMBER
 -------                    --------------------                     ----------
   3.1   Certificate of Incorporation of Santa Anita Realty
         Enterprises, Inc., as amended through October 1993
         (incorporated by reference to Exhibit 3.1 to the Joint
         Annual Report on Form 10-K of Santa Anita Realty
         Enterprises, Inc. and Santa Anita Operating Company for
         the year ended December 31, 1993).
   3.2   Certificate of Incorporation of Santa Anita Operating
         Company, as amended through October 1993 (incorporated by
         reference to Exhibit 3.2 to the Joint Annual Report on
         Form 10-K of Santa Anita Realty Enterprises, Inc. and
         Santa Anita Operating Company for the year ended December
         31, 1993).
   3.3   By-laws of Santa Anita Realty Enterprises, Inc., as
         amended through February 1996.
   3.4   By-laws of Santa Anita Operating Company, as amended
         through February 1996.
   4.1   Pairing Agreement by and between Santa Anita Realty
         Enterprises, Inc. and Santa Anita Operating Company,
         dated as of December 20, 1979 (incorporated by reference
         to Exhibit 5 to Registration Statement on Form 8-A of
         Santa Anita Operating Company filed February 5, 1980).
   4.2   Rights Agreement, dated June 15, 1989, among Santa Anita
         Realty Enterprises, Inc., Santa Anita Operating Company,
         and Union Bank, as Rights Agent (incorporated by
         reference to Exhibit 2.1 to Registration Statement on
         Form 8-A of Santa Anita Realty Enterprises, Inc. filed
         June 19, 1989).
   4.3   Credit Agreement dated as of November 9, 1994 between
         First Interstate Bank of California and Santa Anita
         Realty Enterprises, Inc. (incorporated by reference to
         Exhibit 10.4 of the Joint Quarterly Report on Form 10-Q
         of Santa Anita Realty Enterprises, Inc. and Santa Anita
         Operating Company for the quarter ended September 30,
         1994).
   4.4   First Amendment dated as of May 31, 1995, to Credit
         Agreement dated as of November 9, 1994 between First
         Interstate Bank of California and Santa Anita Realty
         Enterprises, Inc.
   4.5   Second Amendment dated as of January 26, 1996, to Credit
         Agreement dated as of November 9, 1994 between First
         Interstate Bank of California and Santa Anita Realty
         Enterprises, Inc.

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

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                     DOCUMENT DESCRIPTION                       NUMBER
 -------                    --------------------                     ----------
  10.5   Ground lease between Santa Anita Realty Enterprises, Inc.
         and Anita Associates, dated as of April 6, 1972
         (incorporated by reference to Exhibit 10.5 to Joint
         Annual Report on Form 10-K of Santa Anita Realty
         Enterprises, Inc. and Santa Anita Operating Company for
         the year ended December 31, 1992).
  10.6   Second Amendment to ground lease between Santa Anita
         Realty Enterprises, Inc. and Anita Associates dated as of
         December 29, 1993 (incorporated by reference to Exhibit
         10.6 to the Joint Annual Report on Form 10-K of Santa
         Anita Realty Enterprises, Inc. and Santa Anita Operating
         Company for the year ended December 31, 1993).
  10.7   Amended and Restated Lease, dated as of November 9, 1994,
         by and between Santa Anita Realty Enterprises, Inc. and
         Los Angeles Turf Club, Incorporated (incorporated by
         reference to Exhibit 10.3 to the Joint Quarterly Report
         on Form 10-Q of Santa Anita Realty Enterprises, Inc. and
         Santa Anita Operating Company for the quarter ended
         September 30, 1994).
  10.8   Santa Anita Realty Enterprises, Inc. 1984 Stock Option
         Plan (as amended and restated September 22, 1988)
         (incorporated by reference to Exhibit 4.2 to Registration
         Statement No. 2-95228).
  10.9   Amendment 1993-1 to Santa Anita Realty Enterprises, Inc.
         1984 Stock Option Program (incorporated by reference to
         Exhibit 10.11 to the Joint Annual Report on Form 10-K of
         Santa Anita Realty Enterprises, Inc. and Santa Anita
         Operating Company for the year ended December 31, 1993).
  10.10  Santa Anita Operating Company 1984 Stock Option Program
         (as amended and restated September 22, 1988)
         (incorporated by reference to Exhibit 4.3 to Registration
         Statement No. 2-95228).
  10.11  Amendment 1993-1 to Santa Anita Operating Company 1984
         Stock Option Program (incorporated by reference to
         Exhibit 4.3 to Registration Statement on Form S-8 No. 33-
         51843).
  10.12  Limited Partnership Agreement, dated as of March 16,
         1988, among Southern California Off Track Wagering
         Incorporated and the limited partners listed therein
         (incorporated by reference to Exhibit 10.17 to
         Registration Statement No. 33-27011).
  10.13  Amended and Restated Partnership Agreement of H-T
         Associates, dated as of July 28, 1987, between Ernest W.
         Hahn, Inc. and Santa Anita Realty Enterprises, Inc.
         (incorporated by reference to Exhibit 10.18 to
         Registration Statement No. 33-27011).
  10.14  Amended and Restated Agreement of Joppa Associates, dated as of April 14, 1988, between Ernest W. Hahn, Inc., Santa
         Anita Realty Enterprises, Inc. and DeChiaro Associates, a
         Maryland general partnership (incorporated by reference
         to Exhibit 10.19 to Registration Statement No. 33-27011).
  10.15  Amendment dated November 1, 1989, to Partnership
         Agreement of H-T Associates (incorporated by reference to
         Exhibit 10.21 of the Joint Annual Report on Form 10-K of
         Santa Anita Realty Enterprises, Inc. and Santa Anita
         Operating Company for the year ended December 31, 1989).
  10.16  Partnership Agreement of French Valley Ventures dated
         November 1989, between Santa Anita Realty Enterprises,
         Inc. and William J. Rousey, Jr. (incorporated by
         reference to Exhibit 10.23 to the Joint Annual Report on
         Form 10-K of Santa Anita Realty Enterprises, Inc. and
         Santa Anita Operating Company for the year ended December
         31, 1989).

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                     DOCUMENT DESCRIPTION                       NUMBER
 -------                    --------------------                     ----------
  10.17  Indenture of Lease by and between Los Angeles Turf Club,
         Incorporated and Oak Tree Racing Association, dated as of
         January 1, 1990 (incorporated by reference to Exhibit
         10.21 to the Joint Annual Report on Form 10-K of Santa
         Anita Realty Enterprises, Inc. and Santa Anita Operating
         Company for the year ended December 31, 1990).
  10.18  Form of Severance Agreement of Certain Officers of Santa
         Anita Realty Enterprises, Inc. and Santa Anita Operating
         Company (incorporated by reference to Exhibit 10.22 to
         the Joint Annual Report on Form 10-K of Santa Anita
         Realty Enterprises, Inc. and Santa Anita Operating
         Company for the year ended December 31, 1992).
  10.19  Schedule of omitted documents and differences in material details regarding Severance Agreements of Certain
         Officers of Santa Anita Realty Enterprises, Inc. and
         Santa Anita Operating Company (incorporated by reference
         to Exhibit 10.1 of the joint Quarterly Report on Form 10-
         Q of Santa Anita Realty Enterprises, Inc. and Santa Anita
         Operating Company for the quarter ended September 30,
         1994).
  10.20  Purchase and Sale Agreement, dated as of November 15,
         1993, between Santa Anita Realty Enterprises, Inc., and
         Pacific Gulf Properties Inc. (incorporated by reference
         to Exhibit 1 to the Current Report on Form 8-K of Santa
         Anita Realty Enterprises, Inc., dated February 18, 1994).
  10.21  Registration Rights Agreement, dated as of February 1,
         1994, between Santa Anita Realty Enterprises, Inc. and
         Pacific Gulf Properties Inc. (incorporated by reference
         to Exhibit 10.24 to the Joint Annual Report on Form 10-K
         of Santa Anita Realty Enterprises, Inc. and Santa Anita
         Operating Company for the year ended December 31, 1993).
  10.22  Closing Agreement dated as of October 1, 1994, by and between Santa Anita Realty Enterprises, Inc. and Pacific
         Gulf Properties Inc. (incorporated by reference to
         Exhibit 10.2 of the Joint Quarterly Report on Form 10-Q
         of Santa Anita Realty Enterprises, Inc. and Santa Anita
         Operating Company for the quarter ended September 30,
         1994).
  10.23  Employment Agreement between Santa Anita Realty
         Enterprises, Inc. and Sherwood C. Chillingworth dated as
         of March 16, 1994 (incorporated by reference to Exhibit
         10.25 to the Joint Annual Report on Form 10-K of Santa
         Anita Realty Enterprises, Inc. and Santa Anita Operating
         Company for the year ended December 31, 1993).
  10.24  Employment Agreement between Santa Anita Operating
         Company, Los Angeles Turf Club, Incorporated and Clifford
         C. Goodrich dated as of January 1, 1994 (incorporated by
         reference to Exhibit 10.1 of the Joint Quarterly Report
         on Form 10-Q of Santa Anita Realty Enterprises, Inc. and
         Santa Anita Operating Company for the quarter ended June
         30, 1994).
  10.25  Employment Agreement between Santa Anita Operating
         Company and Stephen F. Keller dated as of January 1, 1994
         (incorporated by reference to Exhibit 10.2 of the Joint
         Quarterly Report on Form 10-Q of Santa Anita Realty
         Enterprises, Inc. and Santa Anita Operating Company for
         the quarter ended June 30, 1994).
  10.26  Employment Agreement between Santa Anita Realty
         Enterprises, Inc. and Christopher T. Stirling dated as of
         March 25, 1994 (incorporated by reference to Exhibit 10.3
         of the Joint Quarterly Report on Form 10-Q of Santa Anita
         Realty Enterprises, Inc. and Santa Anita Operating
         Company for the quarter ended June 30, 1994).
  10.27  Employment Agreement between Santa Anita Realty
         Enterprises, Inc. and Brian L. Fleming dated as of May 9,
         1994 (incorporated by reference to Exhibit 10.4 of the
         Joint Quarterly Report on Form 10-Q of Santa Anita Realty
         Enterprises, Inc. and Santa Anita Operating Company for
         the quarter ended June 30, 1994).

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                     DOCUMENT DESCRIPTION                       NUMBER
 -------                    --------------------                     ----------
  10.28  Santa Anita Realty Enterprises, Inc. 1995 Share Award
         Plan (incorporated by reference to Exhibit 10.28 of the
         Joint Annual Report on Form 10-K of Santa Anita Realty
         Enterprises, Inc. and Santa Anita Operating Company for
         the year ended December 31, 1994).
  10.29  Santa Anita Operating Company 1995 Share Award Plan
         (incorporated by reference to Exhibit 10.29 of the Joint
         Annual Report on Form 10-K of Santa Anita Realty
         Enterprises, Inc. and Santa Anita Operating Company for
         the year ended December 31, 1994).
  10.30  Exchange Agreement between Santa Anita Operating Company and Stephen F. Keller, dated as of December 15, 1994
         (without appendix), as amended by Amendment I to the
         Exchange Agreement, dated as of December 15, 1994, among
         Santa Anita Operating Company, Stephen F. Keller and the
         Keller Family Trust (with appendix) (incorporated by
         reference to Exhibit 10.30 of the Joint Annual Report on
         Form 10-K of Santa Anita Realty Enterprises, Inc. and
         Santa Anita Operating Company for the year ended December
         31, 1994).
  10.31  Exchange Agreement between Santa Anita Operating Company and Clifford C. Goodrich, dated as of December 15, 1994
         (with appendix) (incorporated by reference to Exhibit
         10.31 of the Joint Annual Report on Form 10-K of Santa
         Anita Realty Enterprises, Inc. and Santa Anita Operating
         Company for the year ended December 31, 1994).
  10.32  Form of Indemnity Agreement between Santa Anita Operating
         Company and its directors and officers and schedule of
         omitted documents relating thereto (incorporated by
         reference to Exhibit 10.2 of the Joint Quarterly Report
         on Form 10-Q of Santa Anita Realty Enterprises, Inc. and
         Santa Anita Operating Company for the quarter ended March
         31, 1995).
  10.33  Form of Indemnity Agreement between Santa Anita Realty
         Enterprises, Inc. and its directors and officers and
         schedule of omitted documents relating thereto
         (incorporated by reference to Exhibit 10.3 of the Joint
         Quarterly Report on Form 10-Q of Santa Anita Realty
         Enterprises, Inc. and Santa Anita Operating Company for
         the quarter ended March 31, 1995).
  10.34  Form of Consulting Agreement between Santa Anita
         Operating Company and its directors and schedule of
         omitted documents relating thereto (incorporated by
         reference to Exhibit 10.4 of the Joint Quarterly Report
         on Form 10-Q of Santa Anita Realty Enterprises, Inc. and
         Santa Anita Operating Company for the quarter ended March
         31, 1995).
  10.35  Form of Consulting Agreement between Santa Anita Realty
         Enterprises, Inc. and its directors and schedule of
         omitted documents relating thereto (incorporated by
         reference to Exhibit 10.5 of the Joint Quarterly Report
         on Form 10-Q of Santa Anita Realty Enterprises, Inc. and
         Santa Anita Operating Company for the quarter ended March
         31, 1995).
  10.36  Restricted Stock Agreement dated as of April 1, 1995 between Santa Anita Operating Company, Stephen F. Keller
         and the Keller Family Trust (incorporated by reference to
         Exhibit 10.6 of the Joint Quarterly Report on Form 10-Q
         of Santa Anita Realty Enterprises, Inc. and Santa Anita
         Operating Company for the quarter ended March 31, 1995).

                                                                     SEQUENTIAL
 EXHIBIT                                                                PAGE
 NUMBER                     DOCUMENT DESCRIPTION                       NUMBER
 -------                    --------------------                     ----------
  10.37  Restricted Stock Agreement dated as of April 1, 1995 between Santa Anita Operating Company and Clifford C.
         Goodrich (incorporated by reference to Exhibit 10.7 of
         the Joint Quarterly Report on Form 10-Q of Santa Anita
         Realty Enterprises, Inc. and Santa Anita Operating
         Company for the quarter ended March 31, 1995).
  10.38  Lease dated as of May 2, 1995 between Santa Anita Realty
         Enterprises, Inc. and American Multi-Cinema, Inc.
         (incorporated by reference to Exhibit 10.8 of the Joint
         Quarterly Report on Form 10-Q of Santa Anita Realty
         Enterprises, Inc. and Santa Anita Operating Company for
         the quarter ended March 31, 1995).
  10.39  Repayment Guaranty dated as of May 18, 1990 between Santa
         Anita Realty Enterprises, Inc. and The Mitsubishi Bank,
         Limited.
  10.40  First Amendment dated as of August 10, 1993 to Repayment
         Guaranty dated as of May 18, 1990 between Santa Anita
         Realty Enterprises, Inc. and The Mitsubishi Bank,
         Limited.
  10.41  Unconditional Guaranty of Payment dated as of December
         31, 1992 between Santa Anita Realty Enterprises, Inc. and
         Bank of America National Trust and Savings Association.
   22    Subsidiaries of Santa Anita Operating Company
         (incorporated by reference to Exhibit 22 to the Joint
         Annual Report on Form 10-K of Santa Anita Realty
         Enterprises, Inc. and Santa Anita Operating Company for
         the year ended December 31, 1992).
  23.1   Consent of Ernst & Young LLP (to be incorporated by
         reference into the Prospectus contained in Registration
         Statement No. 2-95228, the Prospectus contained in
         Registration Statement No. 33-51843 and the Prospectus
         contained in Registration Statement No. 33-58995).
  23.2   Consent of Ernst & Young LLP (to be incorporated by
         reference into the Prospectus contained in Registration
         Statement No. 2-95228, the Prospectus contained in
         Registration Statement No. 33-51843 and the Prospectus
         contained in Registration Statement No. 33-58995).
  23.3   Consent of KPMG Peat Marwick LLP (to be incorporated by
         reference into the Prospectus contained in Registration
         Statement No. 2-95228, the Prospectus contained in
         Registration Statement No. 33-51843 and the Prospectus
         contained in Registration Statement No. 33-58995).
  23.4   Consent of KPMG Peat Marwick LLP (to be incorporated by
         reference into the Prospectus contained in Registration
         Statement No. 2-95228, the Prospectus contained in
         Registration Statement No. 33-51843 and the Prospectus
         contained in Registration Statement No. 33-58995).
  27(a)  Financial Data Schedule for Santa Anita Realty
         Enterprises, Inc.
  27(b)  Financial Data Schedule for Santa Anita Operating
         Company.
  99.1   Consolidated financial statements and schedule of Pacific
         Gulf Properties Inc. included in such company's Annual
         Report on Form 10-K for the fiscal year ended December
         31, 1995 (to be filed by amendment).