Form 10-Q
period 1996-03-31
SANTA ANITA OPERATING CO; SANTA ANITA REALTY ENTERPRISES INC
filed 1996-05-15
CIK 313749, 314661

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly  period ended March 31, 1996

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
               For the transition period from           to
                                              ----------    ----------

Commission file number 0-9109                   Commission file number 0-9110


    SANTA ANITA REALTY                                SANTA ANITA OPERATING
     ENTERPRISES, INC.                                       COMPANY
- -----------------------------                   -------------------------------
(Exact name of registrant as                       (Exact name of registrant
 specified in its charter)                         as specified in its charter)


         Delaware                                           Delaware
- -----------------------------                   -------------------------------
(State or other jurisdiction                    (State or other jurisdiction of
 of incorporation or organization)              incorporation or organization)



       95-3520818                                          95-3419438
- -----------------------------                   -------------------------------
    (I.R.S. Employer                                    (I.R.S. Employer
   Identification No.)                                 Identification No.)

301 West Huntington Drive, Suite 405              285 West Huntington Drive
  Arcadia, California 91007                         Arcadia, California 91007
- -----------------------------                   -------------------------------
(Address of principal executive                 (Address of principal executive
  offices including zip code)                    offices including zip code)

    (818) 574-5550                                      (818) 574-7223
- -----------------------------                   -------------------------------
  (Registrant's telephone                             (Registrant's telephone
 number, including area code)                      number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ----    ----

The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on May 3, 1996 were:

Santa Anita Realty Enterprises, Inc.        11,383,000
Santa Anita Operating Company               11,270,500

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX


                                                                                 Page No.
PART I.  FINANCIAL INFORMATION                                                      3

         THE SANTA ANITA COMPANIES

             Combined Balance Sheets as of March 31, 1996 and
               December 31, 1995                                                    4

             Combined Statements of Operations for the three months ended
                   March 31, 1996 and 1995                                          5

             Combined Statements of Cash Flows for the three months ended
                   March 31, 1996 and 1995                                          6

         SANTA ANITA REALTY ENTERPRISES, INC.

             Consolidated Balance Sheets as of March 31, 1996 and
                   December 31, 1995                                                7

             Consolidated Statements of Operations for the three months ended
                   March 31, 1996 and 1995                                          8

             Consolidated Statements of Cash Flows for the three months ended
                   March 31, 1996 and 1995                                          9

         SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

             Consolidated Balance Sheets as of March 31, 1996 and
                   December 31, 1995                                                10

             Consolidated Statements of Operations for the three months ended
                   March 31, 1996 and 1995                                          11

             Consolidated Statements of Cash Flows for the three months ended
                   March 31, 1996 and 1995                                          12

         NOTES TO FINANCIAL STATEMENTS                                              13

         MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                              16

PART II. OTHER INFORMATION                                                          20

SIGNATURES                                                                          21

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        The accompanying balance sheets as of March 31, 1996 and December 31, 1995 of The Santa Anita Companies ("the Companies"), Santa Anita Realty Enterprises, Inc. ("Realty") and Santa Anita Operating Company and Subsidiaries ("Operating Company"), the statements of operations for the three months ended March 31, 1996 and 1995, and the related statements of cash flows for the three months ended March 31, 1996 and 1995, were prepared by management and, except for the balance sheet as of December 31, 1995, are unaudited. In the opinion of management, the accompanying financial statements include all adjustments, including normal recurring items, considered necessary for a fair presentation.

        The following financial statements should be read in conjunction with the accompanying notes and the Joint Annual Report on Form 10-K of Realty and Operating Company for the year ended December 31, 1995.

                           THE SANTA ANITA COMPANIES

                            COMBINED BALANCE SHEETS


                                                                       MARCH 31,     DECEMBER 31,
                                                                         1996            1995
                                                                     -------------   -------------
                                                                      (Unaudited)

                      ASSETS

Real estate assets
   Santa Anita Racetrack, less accumulated depreciation
      of $20,723,000 and $20,216,000                                 $   8,523,000   $   9,030,000
   Commercial properties, less accumulated depreciation
      of $3,809,000 and $3,631,000                                      10,181,000      10,342,000
   Commercial properties to be sold, less accumulated
      depreciation of $16,737,000                                       27,669,000      27,337,000
   Investments in and advances to unconsolidated joint
      ventures                                                           2,854,000       3,166,000
   Real estate loans receivable                                         10,877,000      10,954,000
                                                                      ------------    ------------
                                                                        60,104,000      60,829,000

Cash                                                                     7,131,000      11,355,000
Short-term investments, at cost (approximates market)                   16,147,000       2,522,000
Accounts receivable                                                      6,169,000       3,771,000
Prepaid expenses and other assets                                        7,006,000       6,494,000
Investment in Pacific Gulf Properties Inc.                              14,512,000      12,967,000
Property, plant and equipment, less accumulated
   depreciation of $26,725,000 and $24,968,000                          17,915,000      19,233,000
                                                                      ------------    ------------

                                                                     $ 128,984,000   $ 117,171,000
                                                                     =============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable                                            $  28,263,000    $  28,389,000
Bank loans payable                                                      17,525,000       22,685,000
Accounts payable                                                        22,516,000       11,208,000
Other liabilities                                                       17,948,000       16,967,000
Income taxes                                                                     -          326,000
Dividends payable                                                                -        2,277,000
Deferred revenues                                                        2,174,000        2,379,000
Deferred income taxes                                                    1,317,000        1,239,000
                                                                     -------------    -------------
                                                                        89,743,000       85,470,000
                                                                     -------------    -------------
Shareholders' equity
   Preferred stock, $.10 par value; authorized 6,000,000
      shares; none issued                                                        -                -
   Common stock, $.10 par value; authorized 19,000,000
     shares; issued and outstanding 11,270,500 shares                    2,253,000        2,253,000
   Additional paid-in capital                                          136,552,000      136,552,000
   Unrealized investment holding gain                                    1,544,000                -
   Unearned compensation expense                                        (1,032,000)      (1,209,000)
   Retained earnings (deficit)                                        (100,076,000)    (105,895,000)
                                                                     -------------    -------------
                                                                        39,241,000       31,701,000
                                                                     -------------    -------------
                                                                     $ 128,984,000    $ 117,171,000
                                                                     =============    =============

See accompanying notes.

                           THE SANTA ANITA COMPANIES

                       COMBINED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (Unaudited)


                                                         1996           1995
                                                      -----------    -----------
                                                                      (Restated)
Revenues
   Horse racing                                       $38,081,000    $36,841,000
   Rental property                                      2,016,000      2,130,000
   Interest and other                                     689,000        598,000
                                                      -----------    -----------
                                                       40,786,000     39,569,000
                                                      -----------    -----------

Costs and expenses
   Horse racing operating costs                        24,890,000     23,664,000
   Rental property operating expenses                     690,000        592,000
   Depreciation and amortization                        2,475,000      3,261,000
   General and administrative                           3,367,000      3,459,000
   Interest and other                                     951,000      1,211,000
   Losses from unconsolidated joint
      ventures                                            339,000        602,000
                                                      -----------    -----------
                                                      32,712,000     32,789,000
                                                      -----------    -----------

Net income                                            $ 8,074,000    $ 6,780,000
                                                      ===========    ===========

Weighted average number of common shares
     outstanding                                       11,270,500     11,143,853
                                                      ===========    ===========

Net income per common share                           $       .72    $       .61
                                                      ===========    ===========

Dividends declared per common share                   $       .20    $       .20
                                                      ===========    ===========

See accompanying notes.

                           THE SANTA ANITA COMPANIES

                       COMBINED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (Unaudited)


                                                                         1996            1995
                                                                      -----------     -----------
                                                                                      (Restated)
Cash flows from operating activities:
   Net income                                                         $ 8,074,000     $ 6,780,000
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                  2,475,000       3,261,000
         Amortization of unearned compensation expense                    177,000               -
         Equity in losses of unconsolidated joint ventures                339,000         602,000
         Equity in earnings from investment in
            Pacific Gulf Properties Inc.                                        -        (186,000)
         Deferred income taxes                                           (316,000)         68,000
         Net decrease in certain other assets                          (2,019,000)        (19,000)
         Net decrease in certain other liabilities                     12,127,000       9,175,000
                                                                      -----------     -----------
         Net cash provided by operating activities                     20,857,000      19,681,000
                                                                      -----------     -----------

Cash flows from investing activities:
   Payments received on loans receivable                                   77,000          51,000
   Additions and improvements to real estate assets                      (349,000)       (544,000)
   Additions to property, plant and equipment                            (438,000)       (842,000)
   Additions to certain other assets                                     (924,000)     (2,335,000)
   Dividends received from Pacific Gulf Properties Inc. in 1995                 -         306,000
   Investments in and advances to unconsolidated joint ventures          (369,000)       (740,000)
   Capital distributions from unconsolidated joint ventures               341,000         577,000
                                                                      -----------     -----------
   Net cash used in investing activities                               (1,662,000)     (3,527,000)
                                                                      -----------     -----------

Cash flows from financing activities:
   Proceeds from bank loans payable                                             -       4,300,000
   Repayment of real estate loans payable                                (126,000)       (145,000)
   Repayment of bank loans payable                                     (5,160,000)       (192,000)
   Dividends paid                                                      (4,508,000)     (4,458,000)
                                                                      -----------     -----------
   Net cash used in financing activities                               (9,794,000)       (495,000)
                                                                      -----------     -----------

Net decrease in cash and cash equivalents                               9,401,000      15,659,000

Cash and cash equivalents at beginning of year                         13,877,000      15,094,000
                                                                      -----------     -----------

Cash and cash equivalents at March 31,                                $23,278,000     $30,753,000
                                                                      ===========     ===========

See accompanying notes.

                     SANTA ANITA REALTY ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                       MARCH 31,     DECEMBER 31,
                                                                         1996            1995
                                                                     ------------    ------------
                                                                     (Unaudited)
ASSETS
Real estate assets
   Santa Anita Racetrack, less accumulated depreciation
      of $20,723,000 and $20,216,000                                 $  8,523,000    $  9,030,000
   Commercial properties, less accumulated depreciation
      of $4,261,000 and $4,068,000                                     12,871,000      13,047,000
   Commercial properties to be sold, less accumulated
      depreciation of $18,085,000                                      27,984,000      27,652,000
   Investments in and advances to unconsolidated joint ventures         2,854,000       3,166,000
   Real estate loans receivable                                        10,877,000      10,954,000
                                                                     ------------    ------------
                                                                       63,109,000      63,849,000

Cash                                                                      591,000         167,000
Accounts receivable                                                       768,000         658,000
Prepaid expenses and other assets                                       6,568,000       5,726,000
Investment in Pacific Gulf Properties Inc.                             14,512,000      12,967,000
                                                                     ------------    ------------

                                                                     $ 85,548,000    $ 83,367,000
                                                                     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable                                            $ 28,263,000    $ 28,389,000
Bank loans payable                                                     16,000,000      20,950,000
Accounts payable                                                          966,000         420,000
Other liabilities                                                       4,974,000       5,274,000
Dividends payable                                                               -       2,277,000
Due to Operating Company                                                4,713,000         415,000
                                                                     ------------    ------------
                                                                       54,916,000      57,725,000
                                                                     ------------    ------------
Shareholders' equity
   Preferred stock, $.10 par value; authorized 6,000,000
      shares; none issued                                                       -               -
   Common stock, $.10 par value; authorized 19,000,000
      shares; issued and outstanding 11,383,000 shares                  1,138,000       1,138,000
   Additional paid-in capital                                         118,881,000     118,881,000
   Unrealized investment holding gain                                   1,544,000               -
   Retained earnings (deficit)                                        (90,931,000)    (94,377,000)
                                                                     ------------    ------------
                                                                       30,632,000      25,642,000
                                                                     ------------    ------------

                                                                     $ 85,548,000    $ 83,367,000
                                                                     ============    ============

See accompanying notes.

                     SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (Unaudited)


                                                                   1996          1995
                                                                -----------   -----------
                                                                               (Restated)
Revenues
   Rent from Racetrack                                          $ 6,715,000   $ 6,478,000
   Shopping Centers                                               1,013,000     1,112,000
   Office Buildings                                               1,003,000     1,018,000
   Interest and other                                               591,000       458,000
                                                                -----------   -----------
                                                                  9,322,000     9,066,000
                                                                -----------   -----------

Costs and expenses
   Shopping centers                                                 277,000       241,000
   Office buildings                                                 413,000       351,000
   Depreciation and amortization                                    733,000     1,202,000
   General and administrative                                       893,000       759,000
   Interest and other                                               944,000     1,120,000
   Losses from unconsolidated joint ventures                        339,000       602,000
                                                                -----------   -----------
                                                                  3,599,000     4,275,000
                                                                -----------   -----------

Net income                                                      $ 5,723,000   $ 4,791,000
                                                                ===========   ===========

Weighted average number of common shares
   outstanding                                                   11,383,000    11,256,353
                                                                ===========   ===========

Net income (loss) per common share                              $       .50   $       .43
                                                                ===========   ===========

Dividends declared per common share                             $       .20   $       .20
                                                                ===========   ===========

See accompanying notes.

                     SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (Unaudited)


                                                                         1996           1995
                                                                     ------------   -----------
                                                                                     (Restated)
Cash flows from operating activities:
   Net income                                                        $ 5,723,000    $ 4,791,000
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                   733,000      1,202,000
         Equity in losses of unconsolidated joint ventures               339,000        602,000
         Equity in earnings from investment in
            Pacific Gulf Properties Inc.                                       -       (186,000)
         Net increase in certain other assets                            (61,000)      (239,000)
         Net increase (decrease) in certain other liabilities            245,000       (530,000)
                                                                     -----------    -----------
   Net cash provided by operating activities                           6,979,000      5,640,000
                                                                     -----------    -----------
Cash flows from investing activities:
   Payments received on loans receivable                                  77,000         51,000
   Additions and improvements to real estate assets                     (349,000)      (544,000)
   Additions to certain other assets                                    (924,000)    (2,335,000)
   Investments in and advances to unconsolidated
      joint ventures                                                    (369,000)      (740,000)
   Capital distributions from unconsolidated
      joint ventures                                                     341,000        577,000
   Dividends received from Pacific Gulf Properties Inc. in 1995                -        306,000
                                                                     -----------    -----------
   Net cash used in investing activities                              (1,224,000)    (2,685,000)
                                                                     -----------    -----------

Cash flows from financing activities:
   Proceeds from bank loans payable                                             -      4,300,000
   Repayment of real estate loans payable                                (126,000)      (145,000)
   Repayment of bank loans payable                                     (4,950,000)             -
   Increase (decrease) in due to Operating Company                      4,298,000     (2,254,000)
   Dividends paid                                                      (4,553,000)    (4,503,000)
                                                                      -----------    -----------
   Net cash used in financing activities                               (5,331,000)    (2,602,000)
                                                                      -----------    -----------
Net increase in cash and cash equivalents                                 424,000        353,000

Cash at beginning of year                                                 167,000      2,251,000
                                                                      -----------    -----------

Cash and cash equivalents at March 31,                                $   591,000    $ 2,604,000
                                                                      ===========    ===========

See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                  March 31,     December 31,
                                                                    1996            1995
                                                                -------------   ------------
                                                                 (Unaudited)
ASSETS
Current assets
   Cash                                                          $ 6,540,000     $11,188,000
   Short-term investments, at cost (approximates market)          16,147,000       2,522,000
   Accounts receivable                                             5,401,000       3,113,000
   Prepaid expenses and other assets                                 447,000         777,000
   Due from Realty                                                 4,713,000         415,000
                                                                 -----------     -----------
     Total current assets                                         33,248,000      18,015,000

Investment in common stock of Realty                               2,122,000       2,122,000
Property, plant and equipment, less accumulated
   depreciation of $26,725,000 and $24,968,000                    17,915,000      19,233,000
                                                                 -----------     -----------
                                                                 $53,285,000     $39,370,000
                                                                 ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                              $21,550,000     $10,788,000
   Other liabilities                                              12,974,000      11,693,000
   Bank loans payable                                                888,000         868,000
   Income taxes                                                            -         326,000
                                                                 -----------     -----------
     Total current liabilities                                    35,412,000      23,675,000

Bank loans payable                                                   637,000         867,000
Deferred revenues                                                  2,174,000       2,379,000
Deferred income taxes                                              1,317,000       1,239,000
                                                                 -----------     -----------
                                                                  39,540,000      28,160,000
                                                                 -----------     -----------
Shareholders' equity
   Preferred stock, $.10 par value; authorized 6,000,000
     shares; none issued                                                   -               -
   Common stock, $.10 par value; authorized 19,000,000
     shares; issued and outstanding 11,270,500 shares              1,127,000       1,127,000
   Additional paid-in capital                                     20,736,000      20,736,000
   Unearned compensation expense                                  (1,032,000)     (1,209,000)
   Retained earnings (deficit)                                    (7,086,000)     (9,444,000)
                                                                 -----------     -----------
                                                                  13,745,000      11,210,000
                                                                 -----------     -----------

                                                                 $53,285,000     $39,370,000
                                                                 ===========     ===========

See accompanying notes.

                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (Unaudited)


                                                               1996           1995
                                                           ------------   ------------
Revenues
   Wagering commissions                                     $27,354,000    $26,384,000
   Admission related                                         10,727,000     10,457,000
   Interest and other                                           186,000        162,000
                                                            -----------    -----------
                                                             38,267,000     37,003,000
                                                            -----------    -----------

Costs and expenses
   Horse racing operating costs                              24,890,000     23,664,000
   Depreciation and amortization                              1,757,000      2,102,000
   General and administrative                                 2,474,000      2,700,000
   Interest                                                      73,000         91,000
   Rental expense to Realty                                   6,715,000      6,478,000
                                                            -----------    -----------
                                                             35,909,000     35,035,000
                                                            -----------    -----------

Net income                                                  $ 2,358,000    $ 1,968,000
                                                            ===========    ===========

Weighted average number of common shares
   outstanding                                               11,270,500     11,143,853
                                                            ===========    ===========

Net income (loss) per common share                          $       .21    $       .18
                                                            ===========    ===========

See accompanying notes.

                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (Unaudited)


                                                               1996            1995
                                                           -------------   -------------

Cash flows from operating activities:
   Net income                                               $ 2,358,000     $ 1,968,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                         1,757,000       2,102,000
        Amortization of unearned compensation expense           177,000               -
        Deferred income taxes                                  (316,000)         68,000
        Net decrease in certain other assets                 (1,958,000)        220,000
        Net decrease in certain other liabilities            11,905,000       9,728,000
                                                            -----------     -----------
   Net cash provided by operating activities                 13,923,000      14,086,000
                                                            -----------     -----------
Cash flows from investing activities:
   Additions to property, plant and equipment                  (438,000)       (842,000)
                                                            -----------     -----------
Cash flows from financing activities:
   Repayment of bank loans payable                             (210,000)       (192,000)
   (Increase) decrease in due from Realty                    (4,298,000)      2,254,000
                                                            -----------     -----------
   Net cash (used in) provided by financing
      activities                                             (4,508,000)      2,062,000
                                                            -----------     -----------
Net decrease in cash and cash equivalents                     8,977,000      15,306,000

Cash and cash equivalents at beginning of year               13,710,000      12,843,000
                                                            -----------     -----------
Cash and cash equivalents at March 31,                      $22,687,000     $28,149,000
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

          In the opinion of management, all adjustments (including normal recurring items) considered necessary for the fair presentation of financial position, results of operations and cash flows have been included.

NOTE 2 - DISPOSITION OF NON-CORE REAL ESTATE ASSETS

          Effective January 1, 1996, Realty adopted Financial Accounting Standard ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". FAS No. 121 requires that impairment losses be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the undiscounted cash flows to be generated by these assets are less than their carrying amount. FAS No. 121 also requires that long-lived assets to be disposed of be reported at the lower of their carrying amount or fair value, less cost to sell.

          During 1995, Realty adopted a plan to dispose of its non-core real estate assets and, accordingly, reduced the book value of these assets to their estimated realizable values, resulting in a nonrecurring charge of $38,500,000. In accordance with FAS No. 121, no depreciation was recorded in the three months ended March 31, 1996 relating to the non-core real estate assets. The three months ended March 31, 1996, includes income of $340,000 relating to the non-core real estate assets.

NOTE 3 - INVESTMENT IN PACIFIC GULF PROPERTIES INC.

          As of March 31, 1996 and December 31, 1995, Realty owned 784,419 shares of Pacific Gulf Properties Inc. ("Pacific") common stock and, effective January 1, 1996, accounted for its investment under the cost method of accounting. Previously, Realty accounted for its investment under the equity method of accounting. Realty changed its method of accounting since it determined it did not have the ability to exercise significant influence. The closing price of Pacific's common stock, on the American Stock Exchange, on the last trading day in March 1996 was $18.50 per share, resulting in an unrealized holding gain of $1,544,000, which has been excluded from earnings and reported as a separate component of shareholders' equity.

          On February 2, 1996, Realty notified Pacific of Realty's intent to sell the Pacific shares in an orderly manner pursuant to privately negotiated or open market transactions. Realty also exercised its right to have Pacific register such shares pursuant to a Registration Rights Agreement dated as of February 1, 1994.

          On March 28, 1996, Pacific filed a shelf registration statement with the Securities and Exchange Commission covering the proposed offering of up to $125 million of common and preferred shares including the 784,419 shares owned by Realty. The registration statement has not yet become effective.

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

          Realty's investments in unconsolidated joint ventures include investments in the following commercial real estate ventures at March 31, 1996:


                   NAME                OWNERSHIP       PROJECT
                   ----                ----------      -------
              Anita Associates              50%     Regional mall
              H-T Associates                50%     Regional mall
              Joppa Associates          33-1/3%     Retail

          Realty owns a 50% interest in H-T Associates, whose only asset is a 65% ownership interest in a regional mall, effectively giving Realty a 32.5% ownership interest.

          During the 1995 fourth quarter, Realty reevaluated its consolidation policy with respect to 50% owned joint ventures that had been previously consolidated. Realty determined that it did not have sufficient involvement in these joint ventures to warrant consolidation and reported these joint ventures on the equity method at December 31, 1995. All prior period financial statements and disclosures have been restated to conform to this presentation. The restatement had no effect on reported net income for the three months ended March 31, 1995 or shareholder' equity as of March 31, 1995, but did have the effect of reducing Realty's assets and liabilities by $60,982,000 at March 31, 1995, and of reducing Realty's revenues and expenses by $2,851,000 for the three months ended March 31, 1995.

          Combined condensed financial statement information for unconsolidated joint ventures as of March 31, 1996 and December 31, 1995, and for the three months ended March 31, 1996 and 1995, is as follows (unaudited except for financial statement information as of December 31, 1995):


                                      MARCH 31,       DECEMBER 31,
                                        1996              1995
                                    ------------     -------------

Real estate assets                  $262,947,000     $ 258,952,000
                                    ============     =============

Liabilities
    Secured real estate loans       $242,135,000      $242,332,000
    Other                              5,881,000         5,515,000
                                    ------------     -------------
                                    $248,016,000     $ 247,847,000
                                    ============     =============

Partners' equity
    Realty                          $  7,673,000     $   6,157,000
    Others                             7,258,000         4,948,000
                                    ------------     -------------
                                     $14,931,000     $  11,105,000
                                    ============     =============


                                    THREE MONTHS ENDED MARCH 31,
                                        1996              1995
                                    ------------     -----------
                                                      (Restated)

Revenues                            $  9,022,000     $   8,350,000
                                    ============     =============

Net Loss
    Realty                          $   (339,000)    $    (602,000)
    Others                              (847,000)       (1,261,000)
                                    ------------     -------------
                                    $ (1,186,000)    $  (1,863,000)
                                    ============     =============

NOTE 5 - RECENT DEVELOPMENTS

          On April 29, 1996, Realty withdrew its Specific Plan for the development of an Entertainment Center on underutilized land at the Santa Anita Racetrack, due to the unfavorable conditions that were likely to be imposed on the Specific Plan by the City of Arcadia. Realty is continuing to evaluate alternative initiatives with respect to development of the property. At March 31, 1996, "Prepaid Expenses and Other Assets" in the Realty Balance Sheet includes $4,254,000 of Entertainment Center development costs associated with entitlement, planning and leasing activities.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SANTA ANITA REALTY ENTERPRISES, INC.

          The following narrative discusses Realty's results of operations for the three months ended March 31, 1996 and 1995, together with liquidity and capital resources as of March 31, 1996.

          RESULTS OF OPERATIONS - FIRST QUARTER 1996 COMPARED WITH FIRST QUARTER
                                  1995

          Realty's revenues are derived principally from the rental of real property. Total revenues for the three months ended March 31, 1996 were $9,322,000 compared with $9,066,000 for the three months ended March 31, 1995 an increase of 2.8%. The higher 1996 revenues were due primarily to an increase in Santa Anita Racetrack rental revenues.

          The most significant source of rental revenue is the lease of Santa Anita Racetrack. Racetrack rental revenues for 1996 were $6,715,000, an increase of 3.7% from revenues of $6,478,000 in 1995 The increase in rental revenues resulted primarily from an increase in the number of race days.

          Costs and expenses for 1996 were $3,599,000, a decrease of 15.8% from costs and expenses of $4,275,000 in 1995. The decrease resulted primarily from decreases in depreciation and amortization expense of $469,000, interest and other expense of $176,000 and loss from unconsolidated joint ventures of $263,000. The decrease in depreciation and amortization expense was due to no depreciation expense being taken on the assets held for sale, which treatment is in accordance with FAS No. 121. The decrease in interest expense is due to the payoff of the mortgage loan on the Santa Ana office building in November 1995. The decrease in loss from unconsolidated joint ventures was due primarily to increased tenant rental income and decreased interest expense.

          LIQUIDITY AND CAPITAL RESOURCES

          Realty has funds available from a combination of short- and long-term sources. Short-term sources included cash of $591,000 at March 31, 1996.

          The increase in cash for the three months ended March 31, 1996 was $424,000, compared with an increase in cash of $353,000 for the three months ended March 31, 1995. The comparative increase in cash of $71,000 was attributable to an increase of $1,339,000 in cash provided by operating activities and a decrease of $1,461,000 in cash used in investing activities, partially offset by an increase of $2,729,000 in cash used in financing activities.

          The increase in cash provided by operating activities of $1,025,000 was due primarily to an increase in Santa Anita Racetrack rental revenues of $237,000, due to an increase in the number of race days and to an increase in other liabilities, primarily accounts payable and accrued liabilities, of $245,000 in 1996 compared with a decrease in other liabilities, primarily accounts payable and accrued liabilities, of $775,000 in 1995.

          The decrease in cash used in investing activities of $1,775,000 in 1996 was due primarily to a decrease of $1,411,000 in additions to certain other assets, primarily the purchase of the option on the Bell casino in 1995, partially offset by an increase in expenditures associated with development of the Santa Anita Entertainment Center, to a decrease of $195,000 in capital expenditures on real estate assets, and to a decrease of $135,000 in investments in unconsolidated joint ventures net of distributions to unconsolidated joint ventures.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

          The increase in cash used in financing activities of $2,729,000 in 1996 was due primarily to repayment of borrowings under the revolving credit agreement of $4,950,000 in 1996, compared with additional borrowings under the revolving credit agreement of $4,300,000 in 1995 and to an increase in intercompany payable of $4,298,000 in 1996, compared with a decrease of $2,254,000 in 1995.

          Realty's investment in Pacific common stock was carried at $14,512,000 at March 31, 1996. Pacific currently pays an annual dividend of $1.60 per share which would result in annual dividend payments to Realty of $1,255,000.

          In January 1996, Realty's revolving credit agreement with a commercial bank was extended to June 30, 1996 and available borrowings were reduced to $20,000,000. At March 31, 1996, Realty had borrowed $16,000,000 under this facility. Borrowings bear interest, at Realty's option, at the prime rate, at LIBOR plus 1%, or at the six-month certificate of deposit rate plus 1%. Realty is in discussions with the commercial bank and expects the credit agreement to be extended through December 31, 1996. Realty's Racetrack rental revenues have been pledged as collateral under the credit agreement.

          The revolving credit agreement contains a restriction on the payment of dividends to the lesser of $.80 per share or $9,200,000 in any twelve-month period. Realty's current dividend policy is in compliance with this dividend restriction. Additionally, at March 31, 1996, Realty was in compliance with the other financial ratio and maintenance restrictions.

SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

          The following narrative discusses Operating Company's results of operations for the three months ended March 31, 1996 and 1995 together with liquidity and capital resources as of March 31, 1996.

          RESULTS OF OPERATIONS - FIRST QUARTER 1996 COMPARED WITH FIRST QUARTER
                                  1995

          Operating Company derives its revenues from thoroughbred horse racing activities. Horse racing revenues in the first quarter of 1996 were $38,081,000, up 3.4% from $36,841,000 in 1995, primarily due to an increase in the number of race days.

          In the first quarter of 1996, live thoroughbred horse racing at Santa Anita Racetrack totaled 66 days compared with 64 days in the same period last year. Total and average daily on-track attendance at the live racing events in the first quarter of 1996 were down 2.2% and 5.1% from the comparable year ago period. Total and average daily wagering in the first quarter of 1996 were up 8.5% and 5.1% compared with the same period last year. In the first quarter of 1996 compared with the same period last year: total on-track wagering increased by 0.1% while average daily wagering decreased 3.0%; total wagering at Southern California satellite locations increased 0.2% while average daily wagering decreased 2.8%; total and average daily wagering at out-of-state locations increased 36.8% and 32.7%; and total and average daily wagering at Northern California locations decreased 2.4% and 5.4%.

          Management anticipates that the movement from on-track attendance and wagering to off-site is likely to continue. The growth rate in off-site wagering is dependent primarily upon such factors as Operating Company's ability to access new markets and the removal of various legal barriers which inhibit entry into such markets.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          RESULTS OF OPERATIONS - FIRST QUARTER 1996 COMPARED WITH FIRST QUARTER
                                  1995 (CONTINUED)

          Horse racing operating costs in the first quarter of 1996 were $24,890,000 (or 65.4% of horse racing revenues) compared with $23,664,000 (or 64.2% of horse racing revenues) in the same period last year. The operating margin decline in the first quarter of 1996 compared with the same period last year was primarily due to a refinement of Operating Company's method of determining annual fixed costs and charging those costs and expenses against income when thoroughbred horse racing revenues are recognized.

          Depreciation expense in the first quarter of 1996 was $1,757,000, $345,000 lower than the $2,102,000 in the comparable period last year. The 1995 depreciation expense includes an accelerated depreciation charge of $432,000 on the Santa Anita Racetrack turf course, which was replaced in April 1995.

          General and administrative expenses were $2,474,000 in the first quarter of 1996, a decrease of 8.4% from the $2,700,000 in the comparable period last year due to lower administrative expenses associated with thoroughbred horse racing in 1996. Interest expense decreased to $73,000 in the first quarter of 1996 from $91,000 in the first quarter of 1995.

          Rental expense to Realty was $6,715,000 in the first quarter of 1996 compared with $6,478,000 in the same period last year. The increase in rental expense of 3.7% was due to the increase in total wagering. Under the lease terms between LATC and Realty, LATC pays to Realty 1.5% of the on-track wagering on live races at Santa Anita Racetrack and 26.5% of its wagering commissions from all satellite wagering.

          Due to the revenue and expense items previously discussed, Operating Company reported net income in the first quarter of 1996 of $2,358,000 or $.21 per share, compared with net income of $1,968,000 or $.18 per share for the same period in 1995.

          SEASONALITY

          Operating Company's operations are subject to seasonal fluctuations. Operating Company recognizes the majority of its revenues in the first quarter due to live racing activity at Santa Anita. Therefore, the results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

          LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1996, Operating Company's sources of liquidity included cash and short-term investments of $22,687,000, together with a verbal commitment of Realty to provide up to $10,000,000 in short-term borrowings. In addition, Realty has guaranteed an Operating Company capital lease of $1,525,000. Operating Company's ability to utilize Realty's line of credit is dependent upon Realty's liquidity and capital resources. (See Item 2. "Managements' Discussion and Analysis of Financial Condition and Results of Operations - Santa Anita Realty Enterprises, Inc. - Liquidity and Capital Resources"). For the three months ended March 31, 1996, short-term investments earned interest income of $162,000.

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

          Operating Company generated $163,000 less cash from operations in the first quarter of 1996 compared with the same period last year. Net cash provided by operating activities was $13,923,000 in 1996 compared with $14,086,000 in 1995. The decrease in cash from operations was primarily due to the payment of California Franchise Taxes and the non cash charge resulting from the amortization of unearned compensation expenses partially offset by the increase in net income.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

          Net cash used in investment activities was $438,000 in the first quarter of 1996 compared with $842,000 in the same period last year. The $404,000 decrease in cash used in investment activities was attributable to a lower level of capital improvements at Santa Anita Racetrack.

          Net cash used in financing activities was $4,508,000 in the first quarter of 1996 compared with net cash provided by financing activities of $2,062,000 in the same period last year. In the first quarter of 1996, Operating Company prepaid its rental payments due to Realty.

                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1996


PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       The following documents are filed as part of this report:


          Exhibit
           Number
          -------

            10-1    Letter dated March 28, 1996 amending Employment Agreement of Stephen
                    F. Keller

            10-2    Letter dated March 29, 1996 amending Employment Agreement of Sherwood
                    C. Chillingworth

            10-3    Employment Agreement between Santa Anita Realty Enterprises, Inc. and
                    William C. Baker dated as of April 1, 1996

            10-4    Nonstatutory Stock Option Agreement between Santa Anita Realty
                    Enterprises, Inc. and William C. Baker dated as of April 1, 1996
                    (incorporated by reference to the appendix to the revised definitive
                    Joint Proxy Statement of Santa Anita Operating Company and Santa Anita
                    Realty Enterprises, Inc., dated April 8, 1996)

            10-5    Nonstatutory Stock Option Agreement between Santa Anita Realty
                    Enterprises, Inc. and William C. Baker dated as of April 1, 1996
                    (incorporated by reference to the appendix to the revised definitive
                    Joint Proxy Statement of Santa Anita Operating Company and Santa Anita
                    Realty Enterprises, Inc., dated April 8, 1996)

            10-6    Resignation and General Release Agreement between Santa Anita Realty
                    Enterprises, Inc. and Frederick B. Cordova, III dated April 30, 1996

            27(a)   Financial Data Schedule for Santa Anita Realty Enterprises, Inc.

            27(b)   Financial Data Schedule for Santa Anita Operating Company

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Realty and Operating Company have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

SANTA ANITA REALTY ENTERPRISES, INC.        SANTA ANITA OPERATING COMPANY




By: /s/ WILLIAM C. BAKER                   By: /s/ STEPHEN F. KELLER
    -------------------------------            -------------------------------
    William C. Baker                           Stephen F. Keller
    Chairman of the Board and                  Chairman of the Board, President
    Chief Executive Officer                    and Chief Executive Officer
    (Principal Executive Officer)              (Principal Executive Officer)




    Date:  May 10, 1996                        Date:  May 10, 1996



By: /s/ BRIAN L. FLEMING                   By: /s/ RICHARD D. BRUMBAUGH
    -------------------------------            -------------------------------
    Brian L. Fleming                           Richard D. Brumbaugh
    Executive Vice President and               Vice President-Finance and
    Chief Financial Officer                    Chief Financial Officer
    (Principal Financial and                   (Principal Financial and
    Accounting Officer)                        Accounting Officer)




    Date:  May 10, 1996                         Date:  May 10, 1996