Form 10-K/A
period 1995-12-31
SANTA ANITA OPERATING CO; SANTA ANITA REALTY ENTERPRISES INC
filed 1996-05-21
CIK 313749, 314661

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------

                               FORM 10-K/A
                               ----------------
(MARK ONE)
[X] JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   FOR THE TRANSITION PERIOD FROM                       TO

    COMMISSION FILE NUMBER 0-9109            COMMISSION FILE NUMBER 0-9110

 SANTA ANITA REALTY ENTERPRISES, INC.        SANTA ANITA OPERATING COMPANY
     (EXACT NAME OF REGISTRANT AS             (EXACT NAME OF REGISTRANT AS
      SPECIFIED IN ITS CHARTER)                SPECIFIED IN ITS CHARTER)

               DELAWARE                                 DELAWARE
   (STATE OR OTHER JURISDICTION OF          (STATE OR OTHER JURISDICTION OF
    INCORPORATION OR ORGANIZATION)           INCORPORATION OR ORGANIZATION)

              95-3520818                               95-3419438
 (I.R.S. EMPLOYER IDENTIFICATION NO.)     (I.R.S. EMPLOYER IDENTIFICATION NO.)

 301 WEST HUNTINGTON DRIVE, SUITE 405          285 WEST HUNTINGTON DRIVE
      ARCADIA, CALIFORNIA 91007                ARCADIA, CALIFORNIA 91007
   (ADDRESS OF PRINCIPAL EXECUTIVE          (ADDRESS OF PRINCIPAL EXECUTIVE
     OFFICES INCLUDING ZIP CODE)              OFFICES INCLUDING ZIP CODE)

            (818) 574-5550                           (818) 574-7223
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

 SANTA ANITA REALTY ENTERPRISES, INC.
   PREFERRED STOCK PURCHASE RIGHTS
           (TITLE OF CLASS)

        NEW YORK STOCK EXCHANGE
    (NAME OF EACH EXCHANGE ON WHICH
              REGISTERED)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                 NONE                                     NONE
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

  Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the close of business on March 15, 1996:

      Santa Anita Realty Enterprises, Inc.             Common Stock 11,383,000
      Santa Anita Operating Company                    Common Stock 11,270,500

                      DOCUMENTS INCORPORATED BY REFERENCE

  The following document is incorporated by reference in Part III of this
Joint Annual Report on Form 10-K: Joint proxy statement for the annual meetings of shareholders of Santa Anita Realty Enterprises, Inc. and Santa
Anita Operating Company to be held on May 7, 1996.
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                   SANTA ANITA REALTY ENTERPRISES, INC.

              SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

  The Companies hereby amend Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K for the purpose of filing Exhibit 99.1.

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

SANTA ANITA REALTY ENTERPRISES, INC.      SANTA ANITA OPERATING COMPANY

By: William C. Baker                      By: Stephen F. Keller
    -----------------------------------       -------------------------------
    William C. Baker                          Stephen F. Keller
    Chairman of the Board and                 Chairman of the Board, President
    Chief Executive Officer                   and Chief Executive Officer
    (Principal Executive Officer)             (Principal Executive Officer)


Date: May 10, 1996                        Date: May 10, 1996


By: Brian L. Fleming                      By: Richard D. Brumbaugh
    -----------------------------------       --------------------------------
    Brian L. Fleming                          Richard D. Brumbaugh
    Executive Vice President and              Vice President--Finance and
    Chief Financial Officer                   Chief Financial Officer
    (Principal Financial and Accounting       (Principal Financial and
    Officer)                                  Accounting Officer)


Date: May 10, 1996                        Date: May 10, 1996

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                           DOCUMENT DESCRIPTION
 -------                          --------------------
   3.1   Certificate of Incorporation of Santa Anita Realty Enterprises, Inc.,
         as amended through October 1993 (incorporated by reference to Exhibit
         3.1 to the Joint Annual Report on Form 10-K of Santa Anita Realty
         Enterprises, Inc. and Santa Anita Operating Company for the year ended
         December 31, 1993).
   3.2   Certificate of Incorporation of Santa Anita Operating Company, as
         amended through October 1993 (incorporated by reference to Exhibit 3.2 to the Joint Annual Report on Form 10-K of Santa Anita Realty
         Enterprises, Inc. and Santa Anita Operating Company for the year ended
         December 31, 1993).
   3.3   By-laws of Santa Anita Realty Enterprises, Inc., as amended through
         February 1996 (incorporated by reference to Exhibit 3.3 of the Joint
         Annual Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and
         Santa Anita Operating Company for the year ended December 31, 1995).
   3.4   By-laws of Santa Anita Operating Company, as amended through February
         1996 (incorporated by reference to Exhibit 3.4 of the Joint Annual
         Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa
         Anita Operating Company for the year ended December 31, 1995).
   4.1   Pairing Agreement by and between Santa Anita Realty Enterprises, Inc.
         and Santa Anita Operating Company, dated as of December 20, 1979
         (incorporated by reference to Exhibit 5 to Registration Statement on
         Form 8-A of Santa Anita Operating Company filed February 5, 1980).
   4.2   Rights Agreement, dated June 15, 1989, among Santa Anita Realty
         Enterprises, Inc., Santa Anita Operating Company, and Union Bank, as
         Rights Agent (incorporated by reference to Exhibit 2.1 to Registration
         Statement on Form 8-A of Santa Anita Realty Enterprises, Inc. filed
         June 19, 1989).
   4.3   Credit Agreement dated as of November 9, 1994 between First Interstate
         Bank of California and Santa Anita Realty Enterprises, Inc.
         (incorporated by reference to Exhibit 10.4 of the Joint Quarterly
         Report on Form 10-Q of Santa Anita Realty Enterprises, Inc. and Santa
         Anita Operating Company for the quarter ended September 30, 1994).
   4.4   First Amendment dated as of May 31, 1995, to Credit Agreement dated as of November 9, 1994 between First Interstate Bank of California and
         Santa Anita Realty Enterprises, Inc. (incorporated by reference to
         Exhibit 4.4 of the Joint Annual Report on Form 10-K of Santa Anita
         Realty Enterprises, Inc. and Santa Anita Operating Company for the
         year ended December 31, 1995).
   4.5   Second Amendment dated as of January 26, 1996, to Credit Agreement dated as of November 9, 1994 between First Interstate Bank of
         California and Santa Anita Realty Enterprises, Inc. (incorporated by reference to Exhibit 4.5 of the Joint Annual Report on Form 10-K of
         Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company
         for the year ended December 31, 1995).

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

 EXHIBIT
 NUMBER                           DOCUMENT DESCRIPTION
 -------                          --------------------
  10.4   Form of Salary Reduction and Deferral Agreement of certain officers of
         Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company
         (incorporated by reference to Exhibit 10.4 to Registration Statement
         No. 33-27011).
  10.5   Ground lease between Santa Anita Realty Enterprises, Inc. and Anita
         Associates, dated as of April 6, 1972 (incorporated by reference to
         Exhibit 10.5 to Joint Annual Report on Form 10-K of Santa Anita Realty
         Enterprises, Inc. and Santa Anita Operating Company for the year ended
         December 31, 1992).
  10.6   Second Amendment to ground lease between Santa Anita Realty
         Enterprises, Inc. and Anita Associates dated as of December 29, 1993
         (incorporated by reference to Exhibit 10.6 to the Joint Annual Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita
         Operating Company for the year ended December 31, 1993).
  10.7   Amended and Restated Lease, dated as of November 9, 1994, by and between Santa Anita Realty Enterprises, Inc. and Los Angeles Turf
         Club, Incorporated (incorporated by reference to Exhibit 10.3 to the
         Joint Quarterly Report on Form 10-Q of Santa Anita Realty Enterprises,
         Inc. and Santa Anita Operating Company for the quarter ended September
         30, 1994).
  10.8   Santa Anita Realty Enterprises, Inc. 1984 Stock Option Plan (as
         amended and restated September 22, 1988) (incorporated by reference to
         Exhibit 4.2 to Registration Statement No. 2-95228).
  10.9   Amendment 1993-1 to Santa Anita Realty Enterprises, Inc. 1984 Stock
         Option Program (incorporated by reference to Exhibit 10.11 to the
         Joint Annual Report on Form 10-K of Santa Anita Realty Enterprises,
         Inc. and Santa Anita Operating Company for the year ended December 31,
         1993).
  10.10  Santa Anita Operating Company 1984 Stock Option Program (as amended and restated September 22, 1988) (incorporated by reference to Exhibit
         4.3 to Registration Statement No. 2-95228).
  10.11  Amendment 1993-1 to Santa Anita Operating Company 1984 Stock Option
         Program (incorporated by reference to Exhibit 4.3 to Registration
         Statement on Form S-8 No. 33-51843).
  10.12  Limited Partnership Agreement, dated as of March 16, 1988, among
         Southern California Off Track Wagering Incorporated and the limited partners listed therein (incorporated by reference to Exhibit 10.17 to
         Registration Statement No. 33-27011).
  10.13  Amended and Restated Partnership Agreement of H-T Associates, dated as of July 28, 1987, between Ernest W. Hahn, Inc. and Santa Anita Realty
         Enterprises, Inc. (incorporated by reference to Exhibit 10.18 to
         Registration Statement No. 33-27011).
  10.14  Amended and Restated Agreement of Joppa Associates, dated as of April
         14, 1988, between Ernest W. Hahn, Inc., Santa Anita Realty Enterprises,
         Inc. and DeChiaro Associates, a Maryland general partnership
         (incorporated by reference to Exhibit 10.19 to Registration Statement
         No. 33-27011).
  10.15  Amendment dated November 1, 1989, to Partnership Agreement of H-T
         Associates (incorporated by reference to Exhibit 10.21 of the Joint
         Annual Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and
         Santa Anita Operating Company for the year ended December 31, 1989).
  10.16  Partnership Agreement of French Valley Ventures dated November 1989, between Santa Anita Realty Enterprises, Inc. and William J. Rousey,
         Jr. (incorporated by reference to Exhibit 10.23 to the Joint Annual
         Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa
         Anita Operating Company for the year ended December 31, 1989).
  10.17  Indenture of Lease by and between Los Angeles Turf Club, Incorporated and Oak Tree Racing Association, dated as of January 1, 1990
         (incorporated by reference to Exhibit 10.21 to the Joint Annual Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita
         Operating Company for the year ended December 31, 1990).

 EXHIBIT
 NUMBER                           DOCUMENT DESCRIPTION
 -------                          --------------------
  10.18  Form of Severance Agreement of Certain Officers of Santa Anita Realty
         Enterprises, Inc. and Santa Anita Operating Company (incorporated by reference to Exhibit 10.22 to the Joint Annual Report on Form 10-K of
         Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company
         for the year ended December 31, 1992).
  10.19  Schedule of omitted documents and differences in material details regarding Severance Agreements of Certain Officers of Santa Anita
         Realty Enterprises, Inc. and Santa Anita Operating Company
         (incorporated by reference to Exhibit 10.1 of the joint Quarterly
         Report on Form 10-Q of Santa Anita Realty Enterprises, Inc. and Santa
         Anita Operating Company for the quarter ended September 30, 1994).
  10.20  Purchase and Sale Agreement, dated as of November 15, 1993, between
         Santa Anita Realty Enterprises, Inc., and Pacific Gulf Properties Inc.
         (incorporated by reference to Exhibit 1 to the Current Report on Form
         8-K of Santa Anita Realty Enterprises, Inc., dated February 18, 1994).
  10.21  Registration Rights Agreement, dated as of February 1, 1994, between
         Santa Anita Realty Enterprises, Inc. and Pacific Gulf Properties Inc.
         (incorporated by reference to Exhibit 10.24 to the Joint Annual Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita
         Operating Company for the year ended December 31, 1993).
  10.22  Closing Agreement dated as of October 1, 1994, by and between Santa
         Anita Realty Enterprises, Inc. and Pacific Gulf Properties Inc.
         (incorporated by reference to Exhibit 10.2 of the Joint Quarterly
         Report on Form 10-Q of Santa Anita Realty Enterprises, Inc. and Santa
         Anita Operating Company for the quarter ended September 30, 1994).
  10.23  Employment Agreement between Santa Anita Realty Enterprises, Inc. and
         Sherwood C. Chillingworth dated as of March 16, 1994 (incorporated by reference to Exhibit 10.25 to the Joint Annual Report on Form 10-K of
         Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company
         for the year ended December 31, 1993).
  10.24  Employment Agreement between Santa Anita Operating Company, Los
         Angeles Turf Club, Incorporated and Clifford C. Goodrich dated as of
         January 1, 1994 (incorporated by reference to Exhibit 10.1 of the
         Joint Quarterly Report on Form 10-Q of Santa Anita Realty Enterprises,
         Inc. and Santa Anita Operating Company for the quarter ended June 30,
         1994).
  10.25  Employment Agreement between Santa Anita Operating Company and Stephen
         F. Keller dated as of January 1, 1994 (incorporated by reference to
         Exhibit 10.2 of the Joint Quarterly Report on Form 10-Q of Santa Anita
         Realty Enterprises, Inc. and Santa Anita Operating Company for the
         quarter ended June 30, 1994).
  10.26  Employment Agreement between Santa Anita Realty Enterprises, Inc. and
         Christopher T. Stirling dated as of March 25, 1994 (incorporated by reference to Exhibit 10.3 of the Joint Quarterly Report on Form 10-Q
         of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating
         Company for the quarter ended June 30, 1994).
  10.27  Employment Agreement between Santa Anita Realty Enterprises, Inc. and
         Brian L. Fleming dated as of May 9, 1994 (incorporated by reference to
         Exhibit 10.4 of the Joint Quarterly Report on
         Form 10-Q of Santa Anita Realty Enterprises, Inc. and Santa Anita
         Operating Company for the quarter ended June 30, 1994).
  10.28  Santa Anita Realty Enterprises, Inc. 1995 Share Award Plan
         (incorporated by reference to
         Exhibit 10.28 of the Joint Annual Report on Form 10-K of Santa Anita
         Realty Enterprises, Inc. and Santa Anita Operating Company for the
         year ended December 31, 1994).
  10.29  Santa Anita Operating Company 1995 Share Award Plan (incorporated by reference to Exhibit 10.29 of the Joint Annual Report on Form 10-K of
         Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company
         for the year ended December 31, 1994).

 EXHIBIT
 NUMBER                           DOCUMENT DESCRIPTION
 -------                          --------------------
  10.30  Exchange Agreement between Santa Anita Operating Company and Stephen
         F. Keller, dated as of December 15, 1994 (without appendix), as amended by Amendment I to the Exchange Agreement, dated as of December
         15, 1994, among Santa Anita Operating Company, Stephen F. Keller and the Keller Family Trust (with appendix) (incorporated by reference to
         Exhibit 10.30 of the Joint Annual Report on Form 10-K of Santa Anita
         Realty Enterprises, Inc. and Santa Anita Operating Company for the
         year ended December 31, 1994).
  10.31  Exchange Agreement between Santa Anita Operating Company and Clifford
         C. Goodrich, dated as of December 15, 1994 (with appendix)
         (incorporated by reference to Exhibit 10.31 of the Joint Annual Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita
         Operating Company for the year ended December 31, 1994).
  10.32  Form of Indemnity Agreement between Santa Anita Operating Company and its directors and officers and schedule of omitted documents relating thereto (incorporated by reference to Exhibit 10.2 of the Joint
         Quarterly Report on Form 10-Q of Santa Anita Realty Enterprises, Inc.
         and Santa Anita Operating Company for the quarter ended March 31,
         1995).
  10.33  Form of Indemnity Agreement between Santa Anita Realty Enterprises,
         Inc. and its directors and officers and schedule of omitted documents relating thereto (incorporated by reference to Exhibit 10.3 of the
         Joint Quarterly Report on Form 10-Q of Santa Anita Realty Enterprises,
         Inc. and Santa Anita Operating Company for the quarter ended March 31,
         1995).
  10.34  Form of Consulting Agreement between Santa Anita Operating Company and its directors and schedule of omitted documents relating thereto
         (incorporated by reference to Exhibit 10.4 of the Joint Quarterly
         Report on Form 10-Q of Santa Anita Realty Enterprises, Inc. and Santa
         Anita Operating Company for the quarter ended March 31, 1995).
  10.35  Form of Consulting Agreement between Santa Anita Realty Enterprises,
         Inc. and its directors and schedule of omitted documents relating thereto (incorporated by reference to Exhibit 10.5 of the Joint
         Quarterly Report on Form 10-Q of Santa Anita Realty Enterprises, Inc.
         and Santa Anita Operating Company for the quarter ended March 31,
         1995).
  10.36  Restricted Stock Agreement dated as of April 1, 1995 between Santa
         Anita Operating Company, Stephen F. Keller and the Keller Family Trust
         (incorporated by reference to Exhibit 10.6 of the Joint Quarterly
         Report on Form 10-Q of Santa Anita Realty Enterprises, Inc. and Santa
         Anita Operating Company for the quarter ended March 31, 1995).
  10.37  Restricted Stock Agreement dated as of April 1, 1995 between Santa
         Anita Operating Company and Clifford C. Goodrich (incorporated by reference to Exhibit 10.7 of the Joint Quarterly Report on Form 10-Q
         of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating
         Company for the quarter ended March 31, 1995).
  10.38  Lease dated as of May 2, 1995 between Santa Anita Realty Enterprises,
         Inc. and American Multi-Cinema, Inc. (incorporated by reference to
         Exhibit 10.8 of the Joint Quarterly Report on Form 10-Q of Santa Anita
         Realty Enterprises, Inc. and Santa Anita Operating Company for the
         quarter ended March 31, 1995).
  10.39  Repayment Guaranty dated as of May 18, 1990 between Santa Anita Realty
         Enterprises, Inc. and The Mitsubishi Bank, Limited (incorporated by reference to Exhibit 10.39 of the Joint Annual Report on Form 10-K of
         Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company
         for the year ended December 31, 1995).
  10.40  First Amendment dated as of August 10, 1993 to Repayment Guaranty dated as of May 18, 1990 between Santa Anita Realty Enterprises, Inc.
         and The Mitsubishi Bank, Limited (incorporated by reference to Exhibit
         10.40 of the Joint Annual Report on Form 10-K of Santa Anita Realty
         Enterprises, Inc. and Santa Anita Operating Company for the year ended
         December 31, 1995).

 EXHIBIT
 NUMBER                           DOCUMENT DESCRIPTION
 -------                          --------------------
  10.41  Unconditional Guaranty of Payment dated as of December 31, 1992 between Santa Anita Realty Enterprises, Inc. and Bank of America
         National Trust and Savings Association (incorporated by reference to
         Exhibit 10.41 of the Joint Annual Report on Form 10-K of Santa Anita
         Realty Enterprises, Inc. and Santa Anita Operating Company for the
         year ended December 31, 1995).
  22     Subsidiaries of Santa Anita Operating Company (incorporated by reference to Exhibit 22 to the Joint Annual Report on Form 10-K of
         Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company
         for the year ended December 31, 1992).
  23.1   Consent of Ernst & Young LLP (to be incorporated by reference into the
         Prospectus contained in Registration Statement No. 2-95228, the
         Prospectus contained in Registration Statement No. 33-51843 and the
         Prospectus contained in Registration Statement No. 33-58995).
  23.2   Consent of Ernst & Young LLP (to be incorporated by reference into the
         Prospectus contained in Registration Statement No. 2-95228, the
         Prospectus contained in Registration Statement No. 33-51843 and the
         Prospectus contained in Registration Statement No. 33-58995).
  23.3   Consent of KPMG Peat Marwick LLP (to be incorporated by reference into the Prospectus contained in Registration Statement No. 2-95228, the
         Prospectus contained in Registration Statement No. 33-51843 and the
         Prospectus contained in Registration Statement No. 33-58995).
  23.4   Consent of KPMG Peat Marwick LLP (to be incorporated by reference into the Prospectus contained in Registration Statement No. 2-95228, the
         Prospectus contained in Registration Statement No. 33-51843 and the
         Prospectus contained in Registration Statement No. 33-58995).
  27(a)  Financial Data Schedule for Santa Anita Realty Enterprises, Inc.
         (incorporated by reference to Exhibit 27(a) of the Joint Annual Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita
         Operating Company for the year ended December 31, 1995).
  27(b)  Financial Data Schedule for Santa Anita Operating Company
         (incorporated by reference to Exhibit 27(b) of the Joint Annual Report on Form 10-K of Santa Anita Realty Enterprises, Inc. and Santa Anita
         Operating Company for the year ended December 31, 1995).
  99.1   Consolidated financial statements and schedule of Pacific Gulf
         Properties Inc. included in such company's Annual Report on Form 10-
         K/A for the fiscal year ended December 31, 1995.