Form 10-Q
period 1996-06-30
SANTA ANITA OPERATING CO; SANTA ANITA REALTY ENTERPRISES INC
filed 1996-08-12
CIK 313749, 314661

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the quarterly period ended June 30, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

   Commission file number 0-9109               Commission file number 0-9110

SANTA ANITA REALTY ENTERPRISES, INC.           SANTA ANITA OPERATING COMPANY
- ------------------------------------        ------------------------------------
   (Exact name of registrant as                (Exact name of registrant as
     specified in its charter)                   specified in its charter)

            Delaware                                      Delaware
- ------------------------------------        ------------------------------------
  (State or other jurisdiction of             (State or other jurisdiction of
   incorporation or organization)              incorporation or organization)

           95-3520818                                   95-3419438
- ------------------------------------        ------------------------------------
(I.R.S. Employer Identification No.)        (I.R.S. Employer Identification No.)

301 West Huntington Drive, Suite 405             285 West Huntington Drive
     Arcadia, California 91007                   Arcadia, California 91007
- ------------------------------------        ------------------------------------
  (Address of principal executive              (Address of principal executive
    offices including zip code)                  offices including zip code)

          (818) 574-5550                               (818) 574-7223
- ------------------------------------        ------------------------------------
  (Registrant's telephone number,             (Registrant's telephone number,
       including area code)                        including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                   ----  ----

The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on August 7, 1996 were:

Santa Anita Realty Enterprises, Inc.        11,383,000
Santa Anita Operating Company               11,270,500

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX


                                                                        Page No.
PART I.     FINANCIAL INFORMATION                                           3

            THE SANTA ANITA COMPANIES

              Combined Balance Sheets as of June 30, 1996 and
                December 31, 1995                                           4

              Combined Statements of Operations for the three months
                and six months ended June 30, 1996 and 1995                 5

              Combined Statements of Cash Flows for the six months
                ended June 30, 1996 and 1995                                6

            SANTA ANITA REALTY ENTERPRISES, INC.

              Consolidated Balance Sheets as of June 30, 1996 and
                December 31, 1995                                           7

              Consolidated Statements of Operations for the three
                months and six months ended June 30, 1996 and 1995          8

              Consolidated Statements of Cash Flows for the six months
                ended June 30, 1996 and 1995                                9

            SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

              Consolidated Balance Sheets as of June 30, 1996 and
                December 31, 1995                                          10

              Consolidated Statements of Operations for the three
                months and six months ended June 30, 1996 and 1995         11

              Consolidated Statements of Cash Flows for the six months
                ended June 30, 1996 and 1995                               12

            NOTES TO FINANCIAL STATEMENTS                                  13

            MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                          16

PART II.    OTHER INFORMATION                                              21

SIGNATURES                                                                 23


                   SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                  FOR THE SIX MONTHS ENDED ENDED JUNE 30, 1996


PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

   The accompanying balance sheets as of June 30, 1996 and December 31, 1995 of The Santa Anita Companies (the "Companies"), Santa Anita Realty Enterprises, Inc. ("Realty") and Santa Anita Operating Company and Subsidiaries ("Operating Company"), the statements of operations for the three months and six months ended June 30, 1996 and 1995, and the related statements of cash flows for the six months ended June 30, 1996 and 1995, were prepared by management and, except for the balance sheet as of December 31, 1995, are unaudited. In the opinion of management, the accompanying financial statements include all adjustments, including normal recurring items, considered necessary for a fair presentation.

   The following financial statements should be read in conjunction with the accompanying notes and the Joint Annual Report on Form 10-K of Realty and Operating Company for the year ended December 31, 1995.

                           THE SANTA ANITA COMPANIES

                            COMBINED BALANCE SHEETS

                                                     JUNE 30,      DECEMBER 31,
                                                       1996           1995
                                                  -------------   -------------
                                                   (Unaudited)
                                    ASSETS
Real estate assets
   Santa Anita Racetrack, less accumulated
     depreciation of $20,877,000 and $20,216,000  $   8,369,000   $   9,030,000
   Commercial properties, less accumulated
     depreciation of $3,987,000 and $3,631,000       10,010,000      10,342,000
   Commercial properties to be sold, less
     accumulated depreciation of $13,467,000 and
     $16,737,000                                     21,022,000      27,337,000
   Investments in and advances to unconsolidated
     joint ventures                                   1,802,000       3,166,000
   Real estate loans receivable                      10,814,000      10,954,000
                                                  -------------   -------------
                                                     52,017,000      60,829,000

Cash                                                    193,000      11,355,000
Short-term investments, at cost (approximates
  market)                                             9,468,000       2,522,000
Accounts receivable                                   4,766,000       3,771,000
Prepaid expenses and other assets                     7,612,000       6,494,000
Investment in Pacific Gulf Properties Inc.                    -      12,967,000
Property, plant and equipment, less accumulated
  depreciation of $27,341,000 and $24,968,000        17,728,000      19,233,000
                                                  -------------   -------------
                                                  $  91,784,000   $ 117,171,000
                                                  =============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable                         $  22,295,000   $  28,389,000
Bank loans payable                                    3,611,000      22,685,000
Accounts payable                                      6,278,000      11,208,000
Other liabilities                                    16,901,000      16,990,000
Income taxes                                                  -         326,000
Dividends payable                                     2,254,000       2,254,000
Deferred revenues                                     2,198,000       2,379,000
Deferred income taxes                                 1,229,000       1,239,000
                                                  -------------   -------------
                                                     54,766,000      85,470,000
                                                  -------------   -------------

Shareholders' equity
   Preferred stock, $.10 par value;
     authorized 6,000,000
     shares; none issued                                      -               -
   Common stock, $.10 par value;
     authorized 19,000,000
     shares; issued and outstanding
      11,270,500 shares                               2,253,000       2,253,000
     Additional paid-in capital                     136,552,000     136,552,000
     Unearned compensation expense                     (854,000)     (1,209,000)
     Retained earnings (deficit)                   (100,933,000)   (105,895,000)
                                                  -------------   -------------
                                                     37,018,000      31,701,000
                                                  -------------   -------------

                                                  $  91,784,000   $ 117,171,000
                                                  =============   =============

See accompanying notes.

                           THE SANTA ANITA COMPANIES

                       COMBINED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                            THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                            --------------------------     --------------------------
                                                1996           1995            1996           1995
                                            -----------    -----------     -----------    -----------
                                                           (Restated)                     (Restated)
Revenues
   Horse racing                             $13,891,000    $15,333,000     $51,972,000    $52,174,000
   Rental property                            1,971,000      2,125,000       3,987,000      4,255,000
   Interest and other                           384,000        512,000       1,073,000      1,110,000
                                            -----------    -----------     -----------    -----------
                                             16,246,000     17,970,000      57,032,000     57,539,000
                                            -----------    -----------     -----------    -----------

Costs and expenses
   Horse racing operating costs              10,309,000     10,769,000      35,199,000     34,433,000
   Rental property operating expenses           682,000        643,000       1,372,000      1,235,000
   Depreciation and amortization                982,000      1,441,000       3,457,000      4,702,000
   General and administrative                 1,925,000      2,126,000       5,292,000      5,585,000
   Interest and other                           753,000      1,205,000       1,704,000      2,416,000
   Costs of equity offering                           -        750,000               -        750,000
   Losses from unconsolidated
     joint ventures                             199,000        334,000         538,000        936,000
                                            -----------    -----------     -----------    -----------
                                             14,850,000     17,268,000      47,562,000     50,057,000
                                            -----------    -----------     -----------    -----------
Net income                                  $ 1,396,000    $   702,000     $ 9,470,000    $ 7,482,000
                                            ===========    ===========     ===========    ===========

Weighted average number of common
   shares outstanding                        11,270,500     11,168,904      11,270,500     11,156,448
                                            ===========    ===========     ===========    ===========

Net income per common share                 $       .12    $       .06     $       .84    $       .67
                                            ===========    ===========     ===========    ===========

Dividends declared per common share         $       .20    $       .20     $       .40    $       .40
                                            ===========    ===========     ===========    ===========

See accompanying notes.

                           THE SANTA ANITA COMPANIES

                       COMBINED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)

                                                       1996            1995
                                                   ------------     -----------
                                                                     (Restated)
Cash flows from operating activities:
   Net income                                      $  9,470,000     $ 7,482,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                  3,457,000       4,702,000
       Amortization of unearned compensation
         expense                                        355,000         377,000
       Equity in losses of unconsolidated joint
         ventures                                       538,000         936,000
       Equity in earnings from investment in
         Pacific Gulf Properties Inc.                         -        (177,000)
       Deferred income taxes                           (404,000)         68,000
       Net increase in certain other assets            (591,000)     (1,624,000)
       Net decrease in certain other liabilities     (5,132,000)     (5,568,000)
                                                   ------------     -----------
   Net cash provided by operating activities         7,693,000       6,196,000
                                                   ------------     -----------


Cash flows from investing activities:
   Payments received on loans receivable                143,000         385,000
   Additions and improvements to real estate
     assets                                            (717,000)       (992,000)
   Additions to property, plant and equipment          (868,000)     (1,965,000)
   Additions to certain other assets                 (1,859,000)     (3,225,000)
   Investments in and advances to unconsolidated
     joint ventures                                    (734,000)     (1,831,000)
   Capital distributions from unconsolidated
     joint ventures                                   1,560,000       1,603,000
   Sale of Pacific Gulf Properties Inc. common
     stock                                           12,139,000               -
   Sale of Phoenix properties                         8,103,000               -
   Dividends received from Pacific
     Gulf Properties Inc. in 1995                             -         612,000
                                                   ------------     -----------
   Net cash provided by (used in)
     investing activities                           17,767,000      (5,413,000)
                                                  ------------     -----------
Cash flows from financing activities:
   Proceeds from bank loans payable                           -       4,300,000
   Repayment of real estate loans payable            (6,094,000)       (293,000)
   Repayment of bank loans payable                  (19,074,000)       (388,000)
   Dividends paid                                    (4,508,000)     (4,458,000)
   Issuance of common stock from
     restricted stock awards                                  -          13,000
                                                   ------------     -----------
   Net cash used in financing activities            (29,676,000)       (826,000)
                                                   ------------     -----------

Net decrease in cash and cash equivalents            (4,216,000)        (43,000)


Cash and cash equivalents at beginning of year       13,877,000      15,094,000
                                                   ------------     -----------

Cash and cash equivalents at June 30,              $  9,661,000     $15,051,000
                                                   ============     ===========

See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                     JUNE 30,      DECEMBER 31,
                                                       1996            1995
                                                   ------------    ------------
                                                   (Unaudited)

                                    ASSETS

Real estate assets
   Santa Anita Racetrack, less accumulated
     depreciation of $20,877,000 and
     $20,216,000                                   $  8,369,000    $  9,030,000
   Commercial properties, less accumulated
     depreciation of $4,454,000 and $4,068,000       12,685,000      13,047,000
   Commercial properties to be sold, less
     accumulated depreciation of $14,815,000
     and $18,085,000                                 21,337,000      27,652,000
   Investments in and advances to
     unconsolidated joint ventures                    1,802,000       3,166,000
   Real estate loans receivable                      10,814,000      10,954,000
                                                   ------------    ------------
                                                     55,007,000      63,849,000

Cash                                                    125,000         167,000
Accounts receivable                                     434,000         658,000
Prepaid expenses and other assets                     7,500,000       5,726,000
Investment in Pacific Gulf Properties Inc.                    -      12,967,000
                                                   ------------    ------------

                                                   $ 63,066,000    $ 83,367,000
                                                   ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Real estate loans payable                          $ 22,295,000    $ 28,389,000
Bank loans payable                                    2,300,000      20,950,000
Accounts payable                                        425,000         420,000
Other liabilities                                     4,637,000       5,274,000
Dividends payable                                     2,277,000       2,277,000
Due to Operating Company                              2,995,000         415,000
                                                   ------------    ------------
                                                     34,929,000      57,725,000
                                                   ------------    ------------
Shareholders' equity
  Preferred stock, $.10 par value;
    authorized 6,000,000 shares; none issued                  -               -
  Common stock, $.10 par value;
    authorized 19,000,000 shares; issued and
    outstanding 11,383,000 shares                     1,138,000       1,138,000
  Additional paid-in capital                        118,881,000     118,881,000
  Retained earnings (deficit)                       (91,882,000)    (94,377,000)
                                                   ------------    ------------
                                                     28,137,000      25,642,000
                                                   ------------    ------------

                                                   $ 63,066,000    $ 83,367,000
                                                   ============    ============

See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                          THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                          ----------------------------   --------------------------
                                              1996           1995           1996           1995
                                          ------------   -------------   -----------   ------------
                                                          (Restated)                    (Restated)
Revenues
   Rent from Racetrack                     $ 1,992,000    $ 2,374,000    $ 8,707,000   $ 8,852,000
   Shopping centers                            936,000      1,118,000      1,949,000     2,230,000
   Office buildings                          1,035,000      1,007,000      2,038,000     2,025,000
   Interest and other                          277,000        296,000        868,000       754,000
                                           -----------    -----------    -----------   -----------
                                             4,240,000      4,795,000     13,562,000    13,861,000
                                           -----------    -----------    -----------   -----------

Costs and expenses
   Shopping centers                            254,000        269,000        531,000       510,000
   Office buildings                            428,000        374,000        841,000       725,000
   Depreciation and amortization               381,000        931,000      1,114,000     2,133,000
   General and administrative                  897,000        737,000      1,790,000     1,496,000
   Interest and other                          756,000      1,118,000      1,700,000     2,238,000
   Costs of equity offering                          -        700,000              -       700,000
   Losses from unconsolidated joint
     ventures                                  199,000        334,000        538,000       936,000
                                           -----------    -----------    -----------   -----------
                                             2,915,000      4,463,000      6,514,000     8,738,000
                                           -----------    -----------    -----------   -----------

Net income                                 $ 1,325,000    $   332,000    $ 7,048,000   $ 5,123,000
                                           ===========    ===========    ===========   ===========

Weighted average number of common
   shares outstanding                       11,383,000     11,281,404     11,383,000    11,268,948
                                           ===========    ===========    ===========   ===========

Net income per common share                $       .12    $       .03    $       .62   $       .45
                                           ===========    ===========    ===========   ===========

Dividends declared per common share        $       .20    $       .20    $       .40   $       .40
                                           ===========    ===========    ===========   ===========

See accompanying notes.

                      SANTA ANITA REALTY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)

                                                        1996            1995
                                                    ------------    -----------
                                                                    (Restated)
Cash flows from operating activities:
  Net income                                        $  7,048,000    $ 5,123,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                    1,114,000      2,133,000
      Equity in losses of unconsolidated joint
        ventures                                         538,000        936,000
      Equity in earnings  from investment in
        Pacific Gulf Properties Inc.                           -       (177,000)
      Net increase in certain other assets               (28,000)      (440,000)
      Net (decrease) increase in certain other
        liabilities                                     (632,000)       246,000
                                                    ------------    -----------
  Net cash provided by operating activities            8,040,000      7,821,000
                                                    ------------    -----------

Cash flows from investing activities:
  Payments received on loans receivable                  143,000        385,000
  Additions and improvements to real estate assets      (717,000)      (992,000)
  Additions to certain other assets                   (1,859,000)    (3,225,000)
  Investments in and advances to unconsolidated
    joint ventures                                      (734,000)    (1,831,000)
  Capital distributions from unconsolidated joint
    ventures                                           1,560,000      1,603,000
  Sale of Pacific Gulf Properties Inc. common
    stock                                             12,139,000              -
  Sale of Phoenix properties                           8,103,000              -
  Dividends received from Pacific Gulf Properties
    Inc. in 1995                                               -        612,000
                                                    ------------    -----------
  Net cash provided by (used in) investing
    activities                                        18,635,000     (3,448,000)
                                                    ------------    -----------

Cash flows from financing activities:
  Proceeds from bank loans payable                             -      4,300,000
  Repayment of real estate loans payable              (6,094,000)      (293,000)
  Repayment of bank loans payable                    (18,650,000)             -
  Increase (decrease) in due to Operating Company      2,580,000     (1,310,000)
  Dividends paid                                      (4,553,000)    (4,503,000)
  Issuance of common stock from restricted stock
    awards                                                     -         13,000
                                                    ------------    -----------
  Net cash used in financing activities              (26,717,000)    (1,793,000)
                                                    ------------    -----------

Net (decrease) increase in cash and cash
  equivalents                                            (42,000)     2,580,000

Cash at beginning of year                                167,000      2,251,000
                                                    ------------    -----------

Cash and cash equivalents at June 30,               $    125,000    $ 4,831,000
                                                    ============    ===========

See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                              JUNE 30,      DECEMBER 31,
                                                1996            1995
                                            ------------    ------------
                                            (Unaudited)

                                    ASSETS

Current assets
  Cash                                      $    68,000     $11,188,000
  Short-term investments, at cost
    (approximates market)                     9,468,000       2,522,000
  Accounts receivable                         4,332,000       3,113,000
  Prepaid expenses and other assets             121,000         777,000
  Due from Realty                             2,995,000         415,000
                                            -----------     -----------
     Total current assets                    16,984,000      18,015,000

Investment in common stock of Realty          2,122,000       2,122,000
Property, plant and equipment, less
 accumulated depreciation of $27,341,000
 and $24,968,000                             17,728,000      19,233,000
                                            -----------     -----------

                                            $36,834,000     $39,370,000
                                            ===========     ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                          $ 5,853,000     $10,788,000
  Other liabilities                          12,241,000      11,693,000
  Bank loans payable                            908,000         868,000
  Income taxes                                        -         326,000
                                            -----------     -----------
     Total current liabilities               19,002,000      23,675,000

Bank loans payable                              403,000         867,000
Deferred revenues                             2,198,000       2,379,000
Deferred income taxes                         1,229,000       1,239,000
                                            -----------     -----------
                                             22,832,000      28,160,000
                                            -----------     -----------

Shareholders' equity
  Preferred stock, $.10 par value;
    authorized 6,000,000 shares;
    none issued                                       -               -
  Common stock, $.10 par value;
   authorized 19,000,000 shares; issued
   and outstanding 11,270,500 shares          1,127,000       1,127,000
  Additional paid-in capital                 20,736,000      20,736,000
  Unearned compensation expense                (854,000)     (1,209,000)
  Retained earnings (deficit)                (7,007,000)     (9,444,000)
                                            -----------     -----------
                                             14,002,000      11,210,000
                                            -----------     -----------

                                            $36,834,000     $39,370,000
                                            ===========     ===========

See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                       THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                       ---------------------------   ---------------------------
                                           1996           1995           1996           1995
                                       ------------   ------------   ------------   ------------
Revenues
   Wagering commissions                 $ 8,257,000    $ 9,366,000    $35,611,000    $35,750,000
   Admission related                      5,634,000      5,967,000     16,361,000     16,424,000
   Interest and other                       202,000        239,000        388,000        401,000
                                        -----------    -----------    -----------    -----------
                                         14,093,000     15,572,000     52,360,000     52,575,000
                                        -----------    -----------    -----------    -----------

Costs and expenses
   Horse racing operating costs          10,309,000     10,769,000     35,199,000     34,433,000
   Depreciation and amortization            616,000        553,000      2,373,000      2,655,000
   General and administrative             1,028,000      1,439,000      3,502,000      4,139,000
   Interest                                  69,000         87,000        142,000        178,000
   Rental expense to Realty               1,992,000      2,374,000      8,707,000      8,852,000
                                        -----------    -----------    -----------    -----------
                                         14,014,000     15,222,000     49,923,000     50,257,000
                                        -----------    -----------    -----------    -----------

Net income                              $    79,000    $   350,000    $ 2,437,000    $ 2,318,000
                                        ===========    ===========    ===========    ===========

Weighted average number of common
   shares outstanding                    11,270,500     11,168,904     11,270,500     11,156,448
                                        ===========    ===========    ===========    ===========

Net income per common share             $       .01    $       .03    $       .22    $       .21
                                        ===========    ===========    ===========    ===========

See accompanying notes.

                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)

                                               1996           1995
                                           ------------   -------------

Cash flows from operating activities:
  Net income                               $ 2,437,000     $ 2,318,000
  Adjustments to reconcile net income
   to net cash used in operating
   activities:
     Depreciation and amortization           2,373,000       2,655,000
     Amortization of unearned
      compensation expense                     355,000         377,000
     Deferred income taxes                    (404,000)         68,000
     Net increase in certain other
      assets                                  (563,000)     (1,184,000)
     Net decrease in certain other
      liabilities                           (4,500,000)     (5,814,000)
                                           -----------     -----------
  Net cash used in operating activities       (302,000)     (1,580,000)
                                           -----------     -----------

Cash flows from investing activities:
   Additions to property, plant and
    equipment                                 (868,000)     (1,965,000)
                                           -----------     -----------

Cash flows from financing activities:
  Repayment of bank loans payable             (424,000)       (388,000)
  (Increase) decrease in due from Realty    (2,580,000)      1,310,000
                                           -----------     -----------
  Net cash (used in) provided by
   financing activities                     (3,004,000)        922,000
                                           -----------     -----------
Net decrease in cash and cash
 equivalents                                (4,174,000)     (2,623,000)

Cash and cash equivalents at beginning
 of year                                    13,710,000      12,843,000
                                           -----------     -----------

Cash and cash equivalents at June 30,      $ 9,536,000     $10,220,000
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

       During 1995, Realty adopted a plan to dispose of its non-core real estate assets and, accordingly, reduced the book value of these assets to their estimated realizable values, resulting in a nonrecurring charge of $38,500,000. In accordance with FAS No.121, no depreciation was recorded in the six months ended June 30, 1996, relating to the non-core real estate assets. The six months ended June 30, 1996 includes income of $745,000 relating to the non-core real estate assets.

       On June 3, 1996, Realty completed the sale of the three neighborhood shopping centers located in Phoenix, Arizona, for $8,103,000, net of commissions and fees. No gain or loss was recorded on the sale.

NOTE 3 - INVESTMENT IN PACIFIC GULF PROPERTIES INC.

       As of December 31, 1995, Realty owned 784,419 shares of Pacific Gulf Properties Inc. ("Pacific") common stock and, effective January 1, 1996, accounted for its investment under the cost method of accounting. Previously, Realty accounted for its investment under the equity method of accounting. Realty changed its method of accounting since it determined it did not have the ability to exercise significant influence.

       On May 30, 1996, Realty sold its shares of Pacific common stock pursuant to the terms of an underwritten, registered public offering, at a gross selling price of $16.375 per share. No gain or loss was recorded on the transaction.

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

       Realty's investments in unconsolidated joint ventures include investments in the following commercial real estate ventures at June 30, 1996:

                    NAME                  OWNERSHIP       PROJECT
                    -------------------   ----------   -------------
                    Anita Associates             50%   Regional mall
                    H-T Associates               50%   Regional mall
                    Joppa Associates         33-1/3%   Retail

          Realty owns a 50% interest in H-T Associates, whose only asset is a 65% ownership interest in a regional mall, effectively giving Realty a 32.5% ownership interest.

          During the 1995 fourth quarter, Realty reevaluated its consolidation policy with respect to 50% owned joint ventures that had been previously consolidated. Realty determined that it did not have sufficient involvement in these joint ventures to warrant consolidation and reported these joint ventures on the equity method at December 31, 1995. All prior period financial statements and disclosures have been restated to conform to this presentation. The restatement had no effect on reported net income for the six months ended June 30, 1995 or shareholders' equity as of June 30, 1995, but did have the effect of reducing Realty's assets and liabilities by $59,649,000 at June 30, 1995, and of reducing Realty's revenues and expenses by $5,781,000 for the six months ended June 30, 1995.

          Combined condensed financial statement information for unconsolidated joint ventures as of June 30, 1996 and December 31, 1995, and for the six months ended June 30, 1996 and 1995, is as follows (unaudited except for financial statement information as of December 31, 1995):

                                            JUNE 30,       DECEMBER 31,
                                              1996             1995
                                         --------------   --------------

   Real estate assets                     $259,297,000     $258,952,000
                                          ============     ============

   Liabilities
     Secured real estate loans            $241,933,000     $242,332,000
     Other                                   5,284,000        5,515,000
                                          ------------     ------------
                                          $247,217,000     $247,847,000
                                          ============     ============

   Partners' equity
     Realty                               $  6,599,000     $  6,157,000
     Others                                  5,481,000        4,948,000
                                          ------------     ------------
                                          $ 12,080,000     $ 11,105,000
                                          ============     ============

                                             SIX MONTHS ENDED JUNE 30,
                                              1996             1995
                                          ------------     ------------
                                                            (Restated)

   Revenues                               $ 18,224,000     $ 16,717,000
                                          ============     ============

   Net Loss
     Realty                               $   (538,000)    $   (936,000)
     Others                                 (1,455,000)      (1,958,000)
                                          ------------     ------------
                                          $ (1,993,000)    $ (2,894,000)
                                          ============     ============

NOTE 5 - SANTA ANITA ENTERTAINMENT CENTER

    In April 1996, Realty withdrew its Specific Plan for the development of an Entertainment Center on underutilized land at the Santa Anita Racetrack, due to the unfavorable conditions that were likely to be imposed on the Specific Plan by the City of Arcadia. Realty is continuing to evaluate alternative initiatives with respect to development of the property. At June 30, 1996, "Prepaid Expenses and Other Assets" in the Realty Balance Sheet includes $5,175,000 of Entertainment Center development costs associated with entitlement, planning and leasing activities.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SANTA ANITA REALTY ENTERPRISES, INC.

    The following narrative discusses Realty's results of operations for the second quarter and six months ended June 30, 1996 and 1995, together with liquidity and capital resources as of June 30, 1996.

    RESULTS OF OPERATIONS - SECOND QUARTER 1996 COMPARED WITH SECOND
       QUARTER 1995

    Realty's revenues are derived principally from the rental of real property. Total revenues for the three months ended June 30, 1996 were $4,240,000, compared with $4,795,000 for the three months ended June 30, 1995, a decrease of 11.6%. The lower 1996 revenues were due primarily to a decrease in Santa Anita Racetrack rental revenues and a decrease in rental revenues from the other real estate investments.

    The most significant source of rental revenue is the lease of Santa Anita Racetrack. Racetrack rental revenues for 1996 were $1,992,000, a decrease of 16.1% from revenues of $2,374,000 in 1995. The decrease in rental revenues was due to the decrease in total wagering resulting from fewer race days.

    Rental revenues from other real estate investments in 1996 were $1,971,000, a decrease of 7.2% from revenues of $2,125,000 in 1995. The decrease in 1996 was due primarily to the sale of the three neighborhood shopping centers located in Phoenix, Arizona, effective June 3, 1996.

    Costs and expenses for 1996 were $2,915,000, a decrease of 22.5% from costs and expenses of $3,763,000 in 1995 (excluding the costs of an equity offering which was withdrawn). The decrease resulted primarily from decreases in depreciation and amortization expense of $550,000 and interest and other expense of $362,000.

    The decrease in depreciation and amortization expense was due to no depreciation expense being taken in 1996 on the assets held for sale, which treatment is in accordance with FAS No. 121. The decrease in interest and other expense is due to payoff of the mortgage loan on the Santa Anita office building in November 1995, payoff of the mortgage loans on the three Phoenix shopping centers, effective June 3, 1996, and pay down of borrowings under the revolving credit agreement in May 1996, utilizing proceeds from the sale of Pacific common stock.

    RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH
       SIX MONTHS ENDED JUNE 30, 1995

    Total revenues for the six months ended June 30, 1996 were $13,562,000, compared with $13,861,000 for the six months ended June 30, 1995, a decrease of 2.2%. The lower 1996 revenues were due primarily to a decrease in Santa Anita Racetrack rental revenues and a decrease in rental revenues from the real estate investments.

    Racetrack rental revenues for 1996 were $8,707,000, a decrease of 1.6% from revenues of $8,852,000 in 1995. The decrease in rental revenues was due to the decrease in on-track and California satellite wagering partially offset by the increase in out-of-state wagering.

    Rental revenues from other real estate investments in 1996 were $3,987,000, a decrease of 6.3% from revenues of $4,255,000 in 1995. The decrease in 1996 was due primarily to the sale of the three neighborhood shopping centers located in Phoenix, Arizona, effective June 3, 1996.

    Costs and expenses for 1996 were $6,514,000, a decrease of 19.0% from costs and expenses of $8,038,000 in 1995 (excluding the costs of an equity offering which was withdrawn). The decrease resulted primarily from decreases in depreciation and amortization expense of $1,019,000 and interest and other expense of $538,000.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH
       SIX MONTHS ENDED JUNE 30, 1995 (CONTINUED)

    The decrease in depreciation and amortization expense was due to no depreciation expense being taken in 1996 on the assets held for sale, which treatment is in accordance with FAS No.121. The decrease in interest expense is due to payoff of the mortgage loan on the Santa Anita office building in November 1995, payoff of the mortgage loans on the three Phoenix shopping centers, effective June 3, 1996, and pay down of borrowings under the revolving credit agreement in May 1996, utilizing proceeds from the sale of Pacific common stock.

    LIQUIDITY AND CAPITAL RESOURCES

    Realty has funds available from a combination of short- and long-term sources. Short-term sources included cash of $125,000 at June 30, 1996.

    The decrease in cash for the six months ended June 30, 1996 was $42,000, compared with an increase of cash of $2,580,000 for the six months ended June 30, 1995. The comparative decrease in cash of $2,622,000 was attributable to an increase of $219,000 in cash provided by operating activities and an increase of $22,083,000 in cash provided by investing activities, partially offset by an increase of $24,924,000 in cash used in financing activities.

    The increase in cash provided by operating activities of $219,000 was due primarily to equity offering costs of $700,000 in 1995 and to a decrease in other assets, primarily accounts receivable and prepaid expenses, of $28,000 in 1996 compared with a decrease in other assets, primarily accounts receivable and prepaid expenses, of $440,000 in 1995. These increases in cash provided were partially offset by a decrease in other liabilities, primarily accounts payable and accrued liabilities, of $632,000 in 1996, compared with an increase in other liabilities, primarily accounts payable and accrued liabilities, of $246,000 in 1995.

    The increase in cash provided by investing activities of $22,083,000 in 1996 was due primarily to cash received on the sale of Pacific common stock of $12,139,000 and on the sale of the Phoenix properties of $8,103,000, to a decrease of $1,366,000 in additions to certain other assets, primarily the purchase of the option on the Bell casino in 1995, partially offset by an increase in expenditures associated with development of the Santa Anita Entertainment Center, and to a decrease of $1,097,000 in investments in and advances to unconsolidated joint ventures. These increases in cash provided were partially offset by dividends of $612,000 received from Pacific in 1995.

    The increase in cash used in financing activities of $24,924,000 in 1996 was due primarily to repayment of borrowings under the revolving credit agreement of $18,650,000 in 1996, compared with additional borrowings under the revolving credit agreement of $4,300,000 in 1995, and to an increase in repayment of mortgage loans payables of $5,801,000. These increases in cash used were partially offset by an increase in intercompany payables of $2,580,000 in 1996, compared with a decrease of $1,310,000 in 1995.

    In January 1996, Realty's revolving credit agreement with a commercial bank was extended to June 30, 1996 and available borrowings were reduced to $20,000,000. In June 1996, the revolving credit agreement was further extended to February 1, 1997. At June 30, 1996, Realty had borrowed $2,300,000 under this facility. Borrowings bear interest, at Realty's option, at the prime rate, at LIBOR plus 1%, or at the six-month certificate of deposit rate plus 1%. Effective July 1, 1996, the interest rate spread on LIBOR and certificate of deposit based borrowings was increased to 1 1/4%. Realty's Racetrack rental revenues have been pledged as collateral under the credit agreement.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

    The revolving credit agreement contains a restriction on the payment of dividends, in any twelve-months period, to the greater of $.80 per share or the minimum amount necessary to maintain Realty's status as a real estate investment trust or to avoid the imposition of federal income tax or excise tax. Realty's current dividend policy is in compliance with this dividend restriction. Additionally, at June 30, 1996, Realty was in compliance with the other financial ratio and maintenance restrictions.

SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

    The following narrative discusses Operating Company's results of operations for the second quarter and six months ended June 30, 1996 and 1995, together with liquidity and capital resources as of June 30, 1996.

    RESULTS OF OPERATIONS - SECOND QUARTER 1996 COMPARED WITH SECOND
       QUARTER 1995

    Operating Company derives its revenues from thoroughbred horse racing activities. Horse racing revenues in the second quarter of 1996 were $13,891,000, down 9.4% from $15,333,000 in 1995, primarily due to a decrease in the number of race days, on-track attendance and total wagering.

    In the second quarter of 1996, live thoroughbred horse racing at Santa Anita Racetrack totaled 16 days compared with 19 days in the same period last year. Total and average daily on-track attendance at the live racing events in the second quarter of 1996 were down 15.9% and .1% from the comparable year ago period. Total wagering in the second quarter of 1996 was down 8.0% while average daily wagering was up 9.2% compared with the same period last year. The major components of the wagering mix changed in the second quarter of 1996 compared with the same period last year as follows: total and average daily on-track wagering decreased 18.2% and 2.8%; total and average daily wagering at Southern California satellite locations decreased 19.6% and 4.5%; total and average daily wagering at out-of-state locations increased 30.5% and 54.9%; and total wagering at Northern California locations decreased 15.6% while average daily wagering increased .2%

    Also, in the second quarter ended June 30, Santa Anita Racetrack operated 51 days in 1996 and 48 days in 1995 as a satellite wagering facility for Hollywood Park. Total attendance as a satellite wagering facility was up 2.1% while average daily attendance was down 3.9% compared with the year ago period. Total wagering was up 2.9% while average daily wagering was down 3.2% for the second quarter of 1996 compared with the same period last year.

    Management anticipates that the movement from on-track attendance and wagering to off-site is likely to continue. The growth rate in off-site wagering is dependent primarily upon such factors as Operating Company's ability to access new markets and the removal of various legal barriers which inhibit entry into such markets.

    Horse racing operating costs in the second quarter of 1996 were $10,309,000 (or 74.2% of horse racing revenues) compared with $10,769,000 (or 70.2% of horse racing revenues) in the same period last year. The operating margin decline in the second quarter of 1996 compared with the same period last year was primarily due to a refinement of Operating Company's method of determining annual fixed costs and charging those costs and expenses against income when thoroughbred horse racing revenues are recognized.

    Depreciation expense in the second quarter of 1996 was $616,000, or $63,000 lower than the $553,000 in the comparable period last year. General and administrative expenses were $1,028,000 in the second quarter of 1996, a decrease of 28.5% from the $1,439,000 in the comparable period last year due to lower shareholder related expenses and administrative salaries. Interest expense decreased to $69,000 in the second quarter of 1996 from $87,000 in the second quarter of 1995.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    RESULTS OF OPERATIONS - SECOND QUARTER 1996 COMPARED WITH SECOND
       QUARTER 1995 (CONTINUED)

    Rental expense to Realty was $1,992,000 in the second quarter of 1996 compared with $2,374,000 in the same period last year. The decrease in rental expense of 16.1% was due to the decrease in total wagering resulting from fewer race days. Under the lease terms between LATC and Realty, LATC pays to Realty 1.5% of the on-track wagering on live races at Santa Anita Racetrack and 26.5% of its wagering commissions from all satellite wagering.

    Due to the revenue and expense items previously discussed, Operating Company reported net income in the second quarter of 1996 of $79,000 or $.01 per share, compared with net income of $350,000 or $.03 per share for the same period in 1995.

    RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH
       SIX MONTHS ENDED JUNE 30, 1995

    Horse racing revenues in the first six months of 1996 were $51,972,000, down .4% from $52,174,000 in 1995, primarily due to fewer live race days and lower on-track attendance and wagering.

    In the first six months of 1996, live thoroughbred horse racing at Santa Anita Racetrack totaled 82 days compared with 83 days in the same period last year. Total average daily on-track attendance at the live racing events in the first six months of 1996 were down 5.5% and 4.3% from the comparable year ago period. Total and average daily wagering in the first six months of 1996 were up 4.6% and 5.8% compared with the same period last year. The major components of the wagering mix changed in the first six months of 1996 compared with the same period last year as follows: total and average daily on-track wagering decreased 4.4% and 3.3%; total and average daily wagering at Southern California satellite locations decreased 4.5% and 3.3%; total and average daily wagering at out-of-state locations increased 35.4% and 37.1%; and total and average wagering at Northern California locations decreased 5.4% and 4.2%.

    Also, in the first six months of the year, Santa Anita Racetrack operated 51 days in 1996 and 48 days in 1995 as a satellite wagering facility for Hollywood Park. Total attendance as a satellite wagering facility was up 2.1% while average daily attendance was down 3.9% compared with the year ago period. Total wagering was up 2.9% while average daily wagering was down 3.2% for the second quarter of 1996 compared with the same period last year.

    Management anticipates that the movement from on-track attendance and wagering to off-site is likely to continue. The growth rate in off-site wagering is dependent primarily upon such factors as Operating Company's ability to access new markets and the removal of various legal barriers which inhibit entry into such markets.

    Horse racing operating costs in the first six months of 1996 were $35,199,000 (or 67.7% of horse racing revenues) compared with $34,433,000 (or 66.0% of horse racing revenues) in the same period last year. The operating margin decline in the first six months of 1996 compared with the same period last year was primarily due to a refinement of Operating Company's method of determining annual fixed costs and charging those costs and expenses against income when thoroughbred horse racing revenues are recognized.

    Depreciation expense in the first six months of 1996 was $2,373,000, or $282,000 lower than the $2,655,000 in the comparable period last year. The 1995 depreciation expense includes an accelerated depreciation charge of $432,000 on the Santa Anita Racetrack turf course, which was replaced in April 1995.
General and administrative expenses were $3,502,000 in the first six months of 1996, a decrease of 15.4% from the $4,139,000 in the comparable period last year due to lower shareholder related expenses and administrative salaries. Interest expense decreased to $142,000 in the first six months of 1996 from $178,000 in the first six months of 1995.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH
       SIX MONTHS ENDED JUNE 30, 1995 (CONTINUED)

    Rental expense to Realty was $8,707,000 in the first six months of 1996 compared with $8,852,000 in the same period last year. The decrease in rental expense of 1.6% was due to the decrease in on-track and California satellite wagering partially offset by the increase in out-of-state wagering. Under the lease terms between LATC and Realty, LATC pays to Realty 1.5% of the on-track wagering on live races at Santa Anita Racetrack and 26.5% of its wagering commissions from all satellite wagering.

    Due to the revenue and expense items previously discussed, Operating Company reported net income in the first six months of 1996 of $2,437,000 or $.22 per share, compared with net income of $2,318,000 or $.21 per share for the same period in 1995.

    SEASONALITY

    Operating Company's operations are subject to seasonal fluctuations. Operating Company recognizes the majority of its revenues in the first quarter due to live racing activity at Santa Anita. Therefore, the results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

    LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1996, Operating Company's sources of liquidity included cash and short-term investments of $9,536,000, together with a verbal commitment from Realty to provide up to $10,000,000 in short-term borrowings. In addition, Realty has guaranteed an Operating Company capital lease of $1,311,000. Operating Company's ability to utilize Realty's line of credit is dependent upon Realty's liquidity and capital resources. (See Item 2. "Managements' Discussion and Analysis of Financial Condition and Results of Operations - Santa Anita Realty Enterprises, Inc. - Liquidity and Capital Resources"). For the six months ended June 30, 1996, short-term investments earned interest income of $340,000.

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

    Operating Company generated $1,551,000 less cash from operations in the first six months of 1996 compared with the same period last year. Net cash used by operating activities was $302,000 in 1996 compared with $1,580,000 in 1995. The increase in cash from operating activities was primarily due to the accrual of liabilities partially offset by the payment of California Franchise Taxes.

    Net cash used in investment activities was $868,000 in the first six months of 1996 compared with $1,965,000 in the same period last year. The $1,097,000 decrease in cash used in investment activities was attributable to a lower level of capital improvements at Santa Anita Racetrack in 1996.

    Net cash used in financing activities was $3,004,000 in the first six months of 1996 compared with net cash provided by financing activities of $922,000 in the same period last year. In the first six months of 1996, Operating Company prepaid their rental payments due to Realty.

                    SANTA ANITA REALTY ENTERPRISES, INC. AND
                 SANTA ANITA OPERATING COMPANY AND SUBSIDIARIES

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 7, 1996, the annual meetings of shareholders of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company were held. At the Realty meeting, the shareholders elected the five nominees for director and approved the option awards to Realty's Chairman and Chief Executive Officer. At the Operating Company meeting, the shareholders elected the five nominees for director. The votes were cast as follows:



REALTY                              FOR       AGAINST    ABSTENTION
- ------                           ---------   ---------   ----------

Option Awards                    6,848,697   2,960,787      141,923

REALTY DIRECTORS                    FOR      WITHHELD
- ----------------                 ---------   ---------

Thomas J. Barrack, Jr.           9,029,314     922,092
Richard S. Cohen                 7,850,274   2,101,132
Arthur Lee Crowe                 8,272,665   1,678,741
Taylor B. Grant                  8,845,036   1,106,373
J. Terrence Lanni                9,058,898     892,508


OPERATING COMPANY DIRECTORS
- ---------------------------

Thomas J. Barrack, Jr.           9,061,761     889,645
Richard S. Cohen                 7,850,170   2,101,236
Arthur Lee Crowe                 8,271,872   1,679,534
Taylor B. Grant                  8,848,743   1,102,663
J. Terrence Lanni                8,678,898   1,272,508

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:


        Exhibit
        Number
        -------

          3.1      By-Laws of Santa Anita Operating Company, as amended through
                   May 1996.

          4.1 Third Amendment dated as of July 1, 1996, to Credit Agreement dated as of November 9, 1994 between First Interstate Bank of
                   California and Santa Anita Realty Enterprises, Inc.

         10.1      Resignation and General Release Agreement between Santa Anita
                   Realty Enterprises, Inc. and Christopher T. Stirling dated
                   April 23, 1996.

         10.2      Consulting Agreement between Santa Anita Realty Enterprises,
                   Inc. and Christopher T. Stirling dated April 23, 1996.

         10.3      Amendment No. 1 to Employment Agreement between Santa Anita
                   Realty Enterprises, Inc. and Brian L. Fleming as of May 7,
                   1996.

         27(a)     Financial Data Schedule for Santa Anita Realty Enterprises,
                   Inc.

         27(b)     Financial Data Schedule for Santa Anita Operating Company.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Realty and Operating Company have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


SANTA ANITA REALTY ENTERPRISES, INC.   SANTA ANITA OPERATING COMPANY


By:  /s/ WILLIAM C. BAKER              By: /s/ STEPHEN F. KELLER
     ------------------------------        ---------------------------------
     William C. Baker                      Stephen F. Keller
     Chairman of the Board and             Chairman of the Board, President
     Chief Executive Officer               and Chief Executive Officer
     (Principal Executive Officer)         (Principal Executive Officer)


     Date:  August 9, 1996                 Date:  August 9, 1996



By:  /s/ BRIAN L. FLEMING              By: /s/ RICHARD D. BRUMBAUGH
     ------------------------------        --------------------------------
     Brian L. Fleming                      Richard D. Brumbaugh
     Executive Vice President and          Vice President-Finance and
     Chief Financial Officer               Chief Financial Officer
     (Principal Financial and              (Principal Financial and
     Accounting Officer)                   Accounting Officer)


     Date:  August 9, 1996                 Date:  August 9, 1996