Form 10-K
period 1997-12-31
MEDITRUST OPERATING CO; MEDITRUST CORP
filed 1998-03-30
CIK 313749, 314661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(MARK ONE)

[X] JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM _____________ TO ___________



          Commission file number 0-9109                 Commission file number 0-9110
              MEDITRUST CORPORATION                      MEDITRUST OPERATING COMPANY
              ---------------------                      ---------------------------
      (Exact name of registrant as specified        (Exact name of registrant as specified
                 in its charter)                               in its charter)

                     Delaware                                      Delaware
                     --------                                      --------
         (State or other jurisdiction of               (State or other jurisdiction of
          incorporation or organization)                incorporation or organization)

                    95-3520818                                    95-3419438
                    ----------                                    ----------
       (I.R.S. Employer Identification No.)          (I.R.S. Employer Identification No.)

           197 First Avenue, Suite 300                   197 First Avenue, Suite 100
    Needham Heights, Massachusetts 02194-9127     Needham Heights, Massachusetts 02194-9127
    -----------------------------------------     -----------------------------------------
         (Address of principal executive               (Address of principal executive
           offices including zip code)                   offices including zip code)

                  (781) 433-6000                                (781) 453-8062
                  --------------                                --------------
         (Registrant's telephone number,               (Registrant's telephone number,
               including area code)                          including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                  MEDITRUST CORPORATION                    MEDITRUST OPERATING COMPANY
                  ---------------------                    ---------------------------
           Title of Each Class and Name of              Title of Each Class and Name of
          ---------------------------------            ----------------------------------
          Each Exchange on Which Registered            Each Exchange on Which Registered
                       ----------                                  ----------
              Common Stock $.10 Par Value,                  Common Stock $.10 Par Value,
                 New York Stock Exchange                       New York Stock Exchange
           9% Convertible Debentures due 2002,
                 New York Stock Exchange
         7 1/2% Convertible Debentures due 2001,
                 New York Stock Exchange
                  7.375% Notes due 2000,
                 New York Stock Exchange
                   7.6% Notes due 2001,
                 New York Stock Exchange

             Securities registered pursuant to Section 12(g) of the Act:
                       None                                  None



Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
     Yes __X___                                         No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.
                  ---

Aggregate market value of the paired voting stock of Meditrust Corporation and of Meditrust Operating Company held by non-affiliates as of December 31, 1997 was $3,227,685,000. The number of shares of common stock, par value $.10 per share, outstanding as of December 31, 1997 for Meditrust Corporation was 89,433,302 and Meditrust Operating Company was 88,127,925.

The following documents are incorporated by reference into the indicated Part of this Form 10-K.

        Document                                                           Part
        --------                                                           ----

Current Report on Form 8-K dated February 26, 1998                          II

Definitive Proxy Statement for the May 28, 1998 Annual Meeting of
   Shareholders, to be filed pursuant to Regulation 14A                    III

                                     PART I

Item 1.

                                    BUSINESS

General

         Certain matters discussed may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although The Meditrust Companies (the "Companies") consisting of Meditrust Corporation ("Realty") and Meditrust Operating Company ("Operating"), believe the statements are based on reasonable assumptions, the Companies can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, the availability of equity and debt financing for acquisitions and renovations, interest rates, competition for hotel services in a given market, the enactment of legislation impacting the Companies' status as a paired share real estate investment trust ("REIT") or Realty's status as a REIT and other risks detailed from time to time in the filings of Realty and Operating with the Securities and Exchange Commission, including, without limitation, quarterly reports on Form 10-Q, reports on Form 8-K, and annual reports on Form 10-K.

       On September 26, 1997, Meditrust funded $43,662,000 to create Meditrust Acquisition Company ("MAC"). On October 3, 1997, Meditrust paid a stock dividend to shareholders of record on that date of one share of beneficial interest, without par value, of its wholly-owned subsidiary MAC, a Massachusetts business trust, for each share of beneficial interest of Meditrust. MAC was organized to accomplish the merger described below and has conducted no business other than in connection with the merger prior to November 5, 1997.

         On November 5, 1997, Meditrust merged with Santa Anita Realty Enterprises, Inc. ("SAE"), with SAE as the surviving corporation, and MAC merged with Santa Anita Operating Company ("SAO" and together with SAE, "Santa Anita"), with SAO as the surviving corporation (the "Mergers"). Upon completion of the Mergers, SAE changed its corporate name to "Meditrust Corporation" and SAO changed its corporate name to "Meditrust Operating Company". The Mergers were accounted for as reverse acquisitions whereby Meditrust and MAC were treated as the acquirers for accounting purposes. Accordingly, the financial history is that of Meditrust and Meditrust Acquisition Company prior to the Mergers. Shareholders of Meditrust and MAC received 1.2016 paired common shares ("Shares") for each paired share of beneficial interest of Meditrust and MAC they owned in a tax-free exchange of shares and approximately 12,366,000 Shares were held and retained by former Santa Anita shareholders.

       Realty and Operating are two separate companies, the shares of which trade as a single unit under a stock-pairing arrangement on the New York Stock Exchange (symbol MT). Realty and Operating were each incorporated in 1979. As used herein, the terms "Realty" and "Operating" include wholly owned subsidiaries of Realty and Operating unless the context requires otherwise. References to "The Meditrust Companies" or "Companies" refer to Realty and Operating, collectively. This document constitutes the annual report on Form 10-K for both Realty and Operating.

       In 1979, prior to the pairing of the stock of Realty and Operating, the Internal Revenue Service ("IRS") issued a private letter ruling (the "Ruling") in which the IRS held, in effect, that the stock-pairing arrangement between the Companies and the operation of a business by an Operating subsidiary would not preclude Realty's qualification as a REIT. Subsequent to the issuance of the Ruling, Congress amended the Internal Revenue Code (the "Amendment") to prohibit a stock-pairing arrangement between a REIT and an operating company. However, the Amendment does not apply to the Companies since they were paired prior to June 30, 1983, the effective date of the legislation. Furthermore, the Amendment does not affect Realty's Ruling. Realty is one of only three continuing publicly-traded REITs whose stock was paired with an operating company prior to 1983 and is thus not subject to the Amendment pursuant to the "grandfathering" effect of the Amendment.

        Unless otherwise specified, information regarding the Companies' business is given as of December 31, 1997.

REALTY

       Realty operates as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Realty invests primarily in (i) health care facilities throughout the United States, (ii) entities which invest in health care facilities abroad and (iii) in the thoroughbred horse racing industry. Realty recently entered into definitive merger agreements that, if completed, would broaden investments into the hospitality and golf industries. The objective of Realty is to enable shareholders to participate in the investment in real estate facilities held primarily for the production of income to be distributed to shareholders. In meeting this objective, Realty invests in high quality facilities that are managed by experienced operators and achieves diversity in its health care property portfolio by sector of the health care industry, geographic location, operator and form of investment.

       Realty was organized to qualify, and intends to continue to operate, as a REIT in accordance with federal tax laws and regulations. So long as Realty complies, with limited exceptions, Realty will not be taxed under federal income tax laws on that portion of its taxable income that it distributes to its shareholders. Realty has distributed, and intends to continue to distribute, substantially all of its real estate investment trust taxable income to shareholders.

       A REIT is subject to certain taxes on net income from "foreclosure property" (which is, in general, property acquired on default of a lease of such property), income from the sale of property held primarily for sale to customers in the ordinary course of business and excessive unqualified income. In order to qualify as a REIT, among other things, the rental income received by Realty from Operating must qualify as "rents from real property" for REIT purposes. One requirement for such qualification is that Realty may not own, directly or constructively, 10% or more of the outstanding voting power or total number of shares of stock of Operating. Realty would be treated as owning shares of stock in Operating in violation of this 10% limit if any person owns, directly or constructively, 10% or more by value of the shares of stock of Realty and Operating. In such an event, the rent paid to Realty by Operating could not qualify as income of the type that can be received by a REIT. In order to prevent such a situation, which would likely result in Realty's disqualification as a REIT, the by-laws of Realty and Operating preclude any transfer of shares which would cause any person to own, actually or constructively, shares of stock of the Companies in violation of the above limitation.

       As of December 31, 1997, Realty had investments in 518 facilities consisting of 282 long-term care facilities, 172 retirement and assisted living facilities, 28 medical office buildings, 26 rehabilitation hospitals, six alcohol and substance abuse treatment facilities and psychiatric hospitals, one acute care hospital campus, one racetrack, a 50% interest in a mall and land held for development. Included in the 518 facilities are 55 properties under construction which are expected to be completed during the next 12 to 18 months. Realty's investments take the form of permanent mortgage loans, sale/leaseback transactions and development projects. Generally, Realty enters into development projects where, upon completion of the facility, development funding is to be replaced by either a permanent mortgage loan from Realty or a sale/leaseback transaction with Realty.

       Realty had a net increase in gross real estate investments of $774,444,000 during 1997 as a result of the Mergers, entering into sale/leaseback transactions and making permanent mortgage loans and development loans as described below. Total investments, including real estate assets acquired from the Mergers, were $3,060,604,000 at December 31, 1997.

       Assets acquired from the Mergers. Realty acquired and recorded assets using appraised values, including a racetrack valued at $117,000,000, a 50% ownership in a joint venture holding a mall valued at $30,000,000 which is located on land owned by Realty valued at $11,500,000, a medical office building valued at $14,128,000 and a retail mall valued at $6,173,000. In addition, Realty acquired land held for development of an entertainment center valued at $45,223,000, land held for future development valued at approximately $13,330,000 and real estate loans receivable totaling $5,477,000. All properties and notes are located or secured by property in California.

       Sale/Leaseback Transactions. During 1997, Realty acquired 59 assisted living facilities, one long-term care facility and one medical office building for $188,047,000. In addition, during 1997, Realty provided net funding of $43,610,000 for the construction of 18 assisted living facilities and $2,100,000 for additions to four long-term care facilities and one medical office building already in the portfolio. Realty also provided net funding of $58,850,000 for ongoing construction of facilities already in the portfolio prior to 1997.

       Permanent Mortgage Loans. During 1997, Realty provided permanent mortgage financing of $60,637,000 for four long-term care facilities, 20 assisted living facilities, one retirement living facility and one medical office building.

       Realty also provided $13,308,000 in additions to facilities securing existing permanent mortgage financing entered into prior to 1997.

       Development Loans. During 1997, Realty commenced new development funding of $156,377,000 relating to six long-term care facilities, seven medical office buildings and eight assisted living facilities. Realty also provided $69,539,000 for ongoing construction of facilities already in development prior to 1997.

       Other Transactions. During 1997, Realty received principal payments on real estate mortgages of $54,618,000 and received $6,173,000 from the sale of a retail mall in California.

       Conversion of Development Financing to Sale/Leaseback Transactions. During 1997, Realty provided development financing of $31,195,000 and completed construction resulting in aggregate financing of $89,914,000 of 14 assisted living facilities in Florida and one long-term care facility in Florida.

       Conversion of Development Financing to Permanent Mortgage Loans. During 1997, Realty provided on-going development financing of $27,412,000, resulting in aggregate funding of $76,914,000 for five long-term care facilities in Florida, Idaho, Massachusetts and Pennsylvania, one assisted living facility in Florida and one medical office building in Texas.

       Capital Raising Transactions. On August 7, 1997, Realty completed the sale of $160,000,000 of 7% notes due August 15, 2007. Realty also completed the sale of $100,000,000 in notes due August 15, 2002 bearing interest at LIBOR plus
 .45%. Such interest is subject to reset quarterly during the first year of the loan. Subsequent to the first year of the loan, the character and duration of the interest rate will be determined periodically by Realty and the underwriter. Realty also completed the sale of $150,000,000 of 7.114% notes due August 15, 2011. The notes were sold to a trust from which exercisable put option securities due August 15, 2004, each representing a fractional undivided beneficial interest in the trust, were issued. The trust has entered a call option pursuant to which the callholder has the right to purchase the notes from the trust on August 15, 2004 at par value. The trust also has a put option, which it is required to exercise if the callholder does not exercise the call option, pursuant to which Realty must repurchase the notes at par value on August 15, 2004. A portion of the net proceeds from the sale of the notes described above was used to repay the outstanding balance on the unsecured revolving line of credit and other unsecured short-term borrowings.

       Realty has two unsecured revolving lines of credit ("Lines") in the aggregate amount of $365,000,000. Both Lines bear interest at the lender's prime rate (8.5%) or LIBOR plus .875% (6.5% at February 13, 1998). One of the Lines totaling $315,000,000 expires September 23, 1999 and another, totaling $50,000,000, expires December 12, 1999. A total of approximately $106,000,000 was available under Realty's Lines at February 13, 1998. In addition, the Companies have filed a shelf registration statement with the Securities and Exchange Commission under which the Companies may issue, upon effectiveness, $2,000,000,000 of securities including Shares, Preferred Shares, debt, series common stock, convertible debt and warrants to purchase Shares, Preferred Shares, debt, series common stock and convertible debt.

       On February 26, 1998, the Companies completed two transactions and received funds from Merrill Lynch International, a UK-based broker/dealer subsidiary of Merrill Lynch & Co., Inc. ("MLI"). Pursuant to the terms of a stock purchase agreement, MLI agreed to purchase 8,500,000 shares of Series A Non-Voting Convertible Common Stock from each of the Companies at a purchase price of $32.625 per share. The Series A Non-Voting Convertible Common Stock is non-voting paired common stock that will convert to Shares on the earlier of (a) the business day following the date on which the stockholders of the Companies have approved the La Quinta merger transaction or (b) the date of any termination of the La Quinta merger agreement. Net proceeds from this private placement of securities of approximately $272,000,000 were used by the Companies to repay existing indebtedness. Separately, the Companies and MLI entered into a purchase price adjustment agreement under which the Companies will, within one year from the date of MLI's purchase, adjust the original $32.625 purchase price per Share based on the market price of the Shares at the time of the adjustment, by receiving Shares from MLI or by issuing additional Shares to MLI.

     Realty believes that various sources of capital available over the next twelve months are adequate to finance pending acquisitions, mortgage financings and dividends. During 1998, as Realty identifies appropriate investment opportunities, Realty may raise additional capital through the sale of common shares or preferred shares, the use of a forward equity transaction, the issuance of additional long-term debt or through a securitization transaction.

     Equity Investments and Proposed Mergers. On July 25, 1996, Realty invested approximately $13,509,000 in exchange for 7,936,000 shares of common stock, representing a 19.99% interest in Nursing Home Properties Plc ("NHP Plc"), a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom. On December 19, 1997, Realty purchased an additional 6,349,000 shares of NHP Plc common stock for $13,473,000 in order to maintain its investment at 19.99%. Realty does not have the right to vote more than 9.99% of the shares of NHP Plc. As of its fiscal year ended September 30, 1997, NHP Plc had invested or committed to invest approximately $288,000,000 in 92 nursing homes, totaling 5,289 beds. The facilities are leased to 13 United Kingdom nursing home operators on terms and conditions similar to those contained in Realty's leases. As of December 31, 1997, the market value of this investment was $30,551,000 and is included in the Companies' financial statements. The resulting difference between the current market value and cost, $3,569,000, is included in shareholders' equity in the Companies' financial statements.

         On January 3, 1998, the Companies signed a definitive merger agreement with La Quinta Inns, Inc. ("La Quinta") providing for, among other transactions, the merger of La Quinta with and into Realty. The total consideration for the transaction will amount to $26.00 per share of La Quinta, in a combination of newly issued Shares in the Companies and cash, subject to certain cap and collar mechanisms. The transaction is expected to close in the second quarter of 1998. During the last week of January 1998, the Companies' stock price decreased which may result in more Shares being issued by the Companies to complete the transaction than was originally expected. Depending upon how many additional Shares, if any, are issued, the transaction may not be as accretive, on a per Share basis, as had previously been disclosed.

         On January 11, 1998, Realty signed a definitive merger agreement with Cobblestone Holdings, Inc., parent of Cobblestone Golf Group, Inc. ("Cobblestone"), under which Realty will acquire all of the outstanding preferred and common stock of Cobblestone for Shares valued at approximately $241,000,000. In addition, under the terms of the agreement, approximately $154,000,000 of Cobblestone debt and associated costs will be either refinanced or assumed as a condition of closing. The transaction is anticipated to close in the second quarter of 1998.

Recent Legislative Developments

         On March 26, 1998, Representative William Archer, Chairman of the House Ways and Means Committee, and Senator William V. Roth, Jr., Chairman of the Senate Finance Committee, introduced identical legislation to limit the "grandfathering" effect of the Amendment. Under the proposed legislation, the anti-pairing rules provided in the Code would apply to real property interests acquired after March 26, 1998 by The Meditrust Companies, or a subsidiary or partnership in which a ten percent or greater interest is owned by The Meditrust Companies (collectively, the "REIT Group"), unless (1) the real property interests are acquired pursuant to a written agreement which was binding on March 26, 1998 and all times thereafter or (2) the acquisition of such real property interests was described in a public announcement or in a filing with the SEC on or before March 26, 1998.

         Under this legislation as currently proposed, the properties to be acquired from La Quinta and Cobblestone would not be subject to these anti-pairing rules. However, there can be no assurance that the legislation will be adopted in its current form, with a consequence that the properties to be acquired from La Quinta and Cobblestone or other properties of The Meditrust Companies could become subject to the anti-pairing rules of the Code in the future. In addition, the proposed legislation also provides that a property held by The Meditrust Companies that is not subject to the anti-pairing rules would become subject to such rules in the event of an improvement placed in service after December 31, 1999 that changes the use of the property and the cost of which is greater than 200 percent of (1) the undepreciated cost of the property (prior to the improvement) or (2) in the case of property acquired where there is a substituted basis (e.g., the properties to be acquired from La Quinta and Cobblestone), the fair market value of the property on the date it was acquired by The Meditrust Companies. There is an exception for improvements placed in service before January 1, 2004 pursuant to a binding contract in effect on December 31, 1999 and at all times thereafter. This proposed restriction on property improvements would apply to the properties to be acquired from La Quinta and Cobblestone, as well as all other properties owned by The Meditrust Companies, and would limit the ability of The Meditrust Companies to improve or change the use of those properties after December 31, 1999.

     If adopted in its present form, the restrictions on the activities of a grandfathered REIT provided in the proposed legislation may in the future make it impractical or undesirable for The Meditrust Companies to continue to maintain their paired share structure.

Real Estate Investment and Other Policies

        Realty invests in income-producing health care related and other real estate related facilities which may include long-term care facilities, rehabilitation hospitals, retirement and assisted living facilities, medical office buildings, alcohol and substance abuse treatment facilities, psychiatric hospitals, and other health care related facilities. Realty also invests in other entities which invest in similar facilities abroad and owns a racetrack in southern California. These investments are made primarily for the production of income. Because Realty had invested primarily in health care related facilities, Realty was not in a position to diversify its investment portfolio to include assets selected to reduce the risks associated with investment in improved real estate in a single industry. However, Realty has signed definitive merger agreements in the hospitality and golf industries and may consider acquisitions of other real estate investments in the future. Realty intends to continue to diversify its portfolio by broadening its geographic base, providing financing to more operators, diversifying the type of health care and other facilities in its portfolio and diversifying the types of financing methods provided. This may also include acquisitions of other real estate investment trusts.

        In evaluating potential investments, Realty considers such factors as:
(1) the current and anticipated cash flow and its adequacy to meet operational needs and other obligations and to provide a competitive market return on equity to Realty's shareholders; (2) the geographic area, type of property and demographic profile; (3) the location, construction quality, condition and design of the property; (4) the potential for capital appreciation, if any; (5) the growth and regulatory environment of the communities in which the properties are located; (6) occupancy and demand for similar health care or other facilities in the same or nearby communities; (7) for health care investments, an adequate mix of private and governmental-sponsored patients; (8) potential alternative uses of the facilities; and (9) prospects of liquidity through financing or refinancing.

        Management reviews and verifies market research for a significant amount of potential investments on behalf of Realty. Management also reviews the value of the property, the interest rates and debt service coverage requirements of any debt to be assumed and the anticipated sources of repayment for such debt.

        Realty will not, without the prior approval of a majority of Directors, including a majority of the independent Directors of Realty, acquire from or sell to any Director, officer or employee of Realty, or any affiliate thereof, any of the assets or other property of Realty.

        Realty provides its shareholders on request with annual reports containing audited financial statements and quarterly reports containing unaudited financial information.

Reinvestment of Sales Proceeds

        In the event Realty sells or otherwise disposes of any of its properties, the independent Directors will determine whether and to what extent Realty will acquire additional properties or distribute the proceeds to the shareholders.

Short-Term Investments

        Realty invests its cash in certain short-term investments during interim periods between the receipt of revenues and distributions to shareholders. Cash not invested in facilities may be invested in interest-bearing bank accounts, certificates of deposit, short-term money-market securities, short-term United States government securities, mortgage-backed securities guaranteed by the Government National Mortgage Association, mortgages insured by the Federal Housing Administration or guaranteed by the Veterans Administration, mortgage loans, mortgage loan participations, and certain other similar investments. Realty's ability to make certain of these investments may be limited by tax considerations. Realty's return on these short-term investments may be more or less than its return on real estate investments.

Borrowing Policies

        Realty may incur additional indebtedness when, in the opinion of the Directors, it is advisable. For short-term purposes, Realty may, from time to time, negotiate lines of credit, arrange for other short-term borrowings from banks or others or issue commercial paper. Realty may arrange for long-term borrowing from banks, insurance companies, public offerings or private placements to institutional investors.

        In addition, Realty may incur mortgage indebtedness on real estate which it has acquired through purchase, foreclosure or otherwise. When terms are deemed favorable, Realty may invest in properties subject to existing loans or mortgages. Realty also may obtain financing for unleveraged properties in which it has invested or may refinance properties acquired on a leveraged basis. There is no limitation on the number or amount of mortgages which may be placed on any one property, but overall restrictions on mortgage indebtedness are provided under documents pertaining to certain existing indebtedness.

Competition

        For health care investments, Realty competes, primarily on the basis of knowledge of the industry, economics of the transaction and flexibility of financing structure, with real estate partnerships, other real estate investment trusts, banks and other investors generally in the acquisition, leasing and financing of health care related facilities.

        The operators of the facilities compete on a local and regional basis with other operators of comparable facilities. They compete with independent operators as well as companies managing multiple facilities, some of which are substantially larger and have greater resources than the operators of the facilities. Some of these facilities are operated for profit while others are owned by governmental agencies or tax-exempt not-for-profit organizations.

        For other real estate investments, Realty competes primarily on the basis of economics and demographics. With respect to the racetrack, competition is regulated by racing dates granted by a governing body (see Operating).

Employees

        As of December 31, 1997, the operations of Realty were maintained by 44 employees. Realty has not experienced any significant labor problems and believes that its employee relations are good.

Government Regulation

        Realty recognizes a portion of revenue from percentage, supplemental and/or additional rent or interest. This revenue can be a contractual amount or be based on the health care facility operator's gross revenues, which, in most cases, is subject to changes in the reimbursement and licensure policies of federal, state and local governments. In addition, the acquisition of health care facilities is generally subject to state and local regulatory approval.

Medicare, Medicaid, Blue Cross and Other Payors

        Certain of the health care operators receive payments for patient care from federal Medicare programs for elderly and disabled patients, state Medicaid programs for medically indigent and cash grant patients, private insurance carriers, employers and Blue Cross plans, health maintenance organizations, preferred provider organizations and directly from patients. In general, Medicare payments for long-term care services, psychiatric care, and rehabilitative care are based on allowable costs plus a return on equity for proprietary facilities. Payments from state Medicaid programs for psychiatric care are based on reasonable costs or are at fixed rates. Long-term care facilities are generally paid by the Medicaid programs at fixed rates. Most Medicare and Medicaid payments are below retail rates. Payments from other payors are generally also below retail rates. Blue Cross payments in different states and areas are based on costs, negotiated rates or retail rates.

Long-Term Care Facilities

        Regulation of long-term care facilities is exercised primarily through the licensing of such facilities. The particular agency having regulatory authority and the license qualification standards vary from state to state and, in some instances, from locality to locality. Licensure standards are constantly under review and undergo periodic revision. Governmental authorities generally have the power to review the character, competence and community standing of the operator and the financial resources and adequacy of the facility, including its plant, equipment, personnel and standards of medical care. Long-term care facilities are certified under the Medicare program and all are eligible to qualify under state Medicaid programs, although not all participate in the Medicaid programs.

Rehabilitation Hospitals

        Rehabilitation hospitals are also subject to extensive federal, state and local legislation and regulation. Rehabilitation hospitals are subject to periodic inspections and licensure requirements. Inpatient rehabilitation facilities are cost-reimbursed, receiving the lower of reasonable costs or reasonable charges. Typically, the fiscal intermediary pays a set rate per day based on the prior year's costs for each facility. Annual cost reports are filed with the operator's fiscal intermediary and adjustments are made, if necessary.

Medical Office Buildings

        The individual physicians, groups of physicians and health care providers which occupy medical office buildings are subject to a variety of federal, state and local regulations applicable to their specific areas of practice. Since medical office buildings may contain numerous types of medical services, a wide variety of regulations may apply. In addition, medical office buildings must comply with the requirements of municipal building codes, health codes and local fire departments.

Acute Care Hospitals

       Acute care hospitals are subject to extensive federal, state and local legislation and regulation relating to among other things the adequacy of medical care, equipment, personnel, hygiene, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Hospitals must maintain strict standards in order to obtain their state hospital licenses from a department of health or other applicable agency in each state. In granting and renewing licenses, a department of health considers, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and nursing staff, the quality of care and continuing compliance with the laws and regulations relating to the operation of the facilities. State licensing of facilities is a prerequisite to certification under the Medicare and Medicaid programs. Various other licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Hospital facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for their licensing and accreditation.

Retirement and Assisted Living

       Residential communities such as retirement and assisted living facilities are subject to varying degrees of regulation and licensing by local and state health and social service agencies, and other regulatory authorities specific to their location. Typically these regulations and licensing requirements relate to fire safety, sanitation, staff training, staffing levels and living accommodations, as well as requirements specific to certain health related services offered. Levels of service provided and corresponding regulation vary considerably from operator to operator as some are similar to long-term care facilities, while others fall into the relatively unregulated care of a retirement community.

Alcohol and Substance Abuse Treatment Facilities

        Alcohol and substance abuse treatment facilities must comply with the licensing requirements of federal, state and local health agencies and with the requirements of municipal building codes, health codes and local fire departments. In granting and renewing a facility's license, a state health agency considers, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and health care staff, the quality of nursing and other services and the continuing compliance of such facility with the laws and regulations applicable to its operations.

Psychiatric Hospitals

        Psychiatric hospitals generally are subject to extensive federal, state and local legislation and regulation. Licensing for psychiatric hospitals is subject to periodic inspections regarding standards of medical care, equipment and hygiene. In addition, there are specific laws regulating civil commitment of patients and disclosure of information regarding patients being treated for chemical dependency. Many states have adopted a "patient's bill of rights" which sets forth standards, such as using the least restrictive treatment, allowing patient access to the telephone and mail, allowing the patient to see a lawyer and requiring the patient to be treated with dignity. Insurance reimbursement for psychiatric treatment generally is more limited than for general health care.

Health Care Reform and Regulation

        Many of the operators with which Realty does business rely on government reimbursement, primarily Medicare and Medicaid, for a significant portion of their operating revenues. During the 1994 session of the United States Congress, there was active consideration of various proposals for national health care reform, including the administration's proposal to cap national health care spending and the future growth of Medicare and Medicaid funding. Other proposals discussed in the 1995 and 1996 sessions of Congress included replacement of the current Medicaid program with block grants to the states and other limitations on Medicaid spending. No such legislation was passed during the 1994, 1995, 1996 or 1997 sessions of Congress. Some of these proposals, if enacted, could have had an impact on operators doing business with Realty. It is not possible to predict whether and when health care reform legislation will be passed by Congress and, if passed, what features such legislation will contain or the effect it may have on the nursing home, assisted living or rehabilitation care industries, the reimbursement levels available to health care providers or on the health care industry in general.

         From time to time, Medicaid, Medicare and other governmental payors have reviewed the billing practices of many health care facilities operators including certain of the operators with which Realty does business. It is unclear what impact such reviews may have on these operators. Realty does not believe, however, that any adverse findings against these operators would materially affect Realty's financial position.

OPERATING

        Operating is engaged in thoroughbred horse racing. The thoroughbred horse racing operation is conducted by a wholly owned subsidiary of Operating, Los Angeles Turf Club, Incorporated ("LATC"), which leases the Santa Anita Racetrack in Arcadia, California from Realty. LATC has sublet the racetrack to Oak Tree Racing Association ("Oak Tree") to conduct Oak Tree's annual thoroughbred horse racing meet.

        Operating records operating revenues associated with thoroughbred horse racing at Santa Anita Racetrack on a daily basis, except for season admissions which are recorded ratably over the racing season. Costs and expenses associated with thoroughbred horse racing revenues are charged against income in those interim periods in which the thoroughbred horse racing revenues are recognized. Other costs and expenses are recognized as they actually occur throughout the year. The rental fee paid by Operating to Realty is recognized by both Realty and Operating as it is earned.

Seasonal Variations in the Business

       Operating is subject to significant seasonal variation. LATC conducts an annual meet commencing the day after Christmas and continuing through mid-April. For the period from the date of the Mergers (November 5, 1997) through December 31, 1997, live racing was held for five business days.

Operating Employee and Labor Relations

       During the year ended December 31, 1997, Operating regularly employed approximately 1,550 employees. Substantially all are employed on a seasonal basis in connection with live thoroughbred horse racing or satellite meets at Santa Anita Racetrack. During the relatively short periods when live or satellite racing meets at Santa Anita Racetrack are not being conducted, Operating maintains a staff of approximately 500 employees, most of whom are engaged in maintaining or improving the physical facilities at Santa Anita Racetrack or are engaged in preparing for the next live or satellite meet.

        All of LATC's employees, except for approximately 80 full-time management and clerical employees, are covered by collective bargaining agreements with labor unions. Fifteen of the seventeen labor agreements covering racetrack employees were renegotiated in 1995. The two remaining labor agreements were renegotiated in 1996.

Wagering Commissions

       The State of California has vested administrative authority for racing and wagering at horse racing meets with the California Horse Racing Board. The California Horse Racing Board, which consists of seven members appointed by the governor of the State, is charged with the responsibility of regulating the form of wagering, the length and conduct of meets and the distribution of the pari-mutuel wagering within the limits set by the California legislature. The California Horse Racing Board is also charged with the responsibility of licensing horse racing associations on an annual basis to conduct horse racing meets and of licensing directors, officers and persons employed by the associations to operate such meets. California law specifies the percentage distribution of pari-mutuel wagering with the percentage varying based upon the total wagering for the meet, breed of horse and type of wager.

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

       As an outdoor activity, horse racing is more susceptible to inclement weather than some other leisure time activities. This is particularly true of the Santa Anita meet which is held during the winter. Between 1952 and 1992, LATC had never lost a racing day due to inclement weather. During the 1992-1993 meet, LATC lost two full days and two partial days of racing because of inclement weather. During the 1994-1995 meet, LATC lost two days of racing because of inclement weather. There have been no racing days lost to inclement weather since the 1994-1995 meet.

       A local Arcadia ordinance limits live horse racing to daylight hours but allows the importation of a horse racing broadcast signal two weekend evenings per week.

       The California Horse Racing Board has annually licensed LATC and Oak Tree to conduct racing meets at Santa Anita Racetrack. At present, the California Horse Racing Board has not licensed other thoroughbred racetracks in Southern California to conduct racing during these meets. Since 1972, however, night harness racing and night quarter horse meets have been conducted at other racetracks in Southern California during portions of these meets. LATC and Oak Tree could be adversely affected by legislative or California Horse Racing Board action which would increase the number of competitive racing days, reduce the number of racing days available to LATC and Oak Tree, or authorize other forms of wagering.

       The California State Lottery Act of 1984, which provided for the establishment of a state-operated lottery, was implemented in 1985. In the opinion of management, the State lottery has had an adverse impact and will continue to have an adverse impact on total attendance and pari-mutuel wagering at Santa Anita Racetrack.

       In the future, legislation could be enacted to allow casino gaming or other forms of gaming which are competitive with pari-mutuel wagering at the Santa Anita Racetrack. Under federal law, certain types of gaming are lawful on Native American lands if conducted in conformance with a Tribal-State compact, which the applicable state must negotiate with a Native American tribe in good faith. Certain Native American tribes seeking to establish gaming in California have instituted litigation against the State of California to compel the State to permit them to do so. Federal law provides that states must allow Native American tribes within its borders to conduct gambling activities that are otherwise legal within the state, subject to the negotiated compact. If casino gaming or other forms of gaming are permitted in California, such gaming could have an adverse impact on LATC.

Income Tax Matters

        Operating pays ordinary corporate income taxes on its taxable income. Any income, net of taxes, will be available for retention in Operating's business or for distribution to shareholders as dividends. Any dividends distributed by Operating will be subject to tax at ordinary rates and generally will be eligible for the dividends received deduction for corporate shareholders to the extent of Operating's current or accumulated earnings and profits. However, there is no tax provision which requires Operating to distribute any of its after-tax earnings and Operating does not expect to pay cash dividends in the foreseeable future.

Item 2.

                                   PROPERTIES

       The table sets forth certain information as of December 31, 1997 regarding Realty's facilities:


                                                                             Purchase Price        Annual Base Rent
                                             Number of       Number of         or Mortgage                or
Location                                    Facilities        Beds (1)         Amount (2)        Interest Payment(3)
--------                                    ----------        --------         ----------        -------------------
                                                                                    (dollars in thousands)
LONG-TERM CARE FACILITIES

Alabama                                           1               230        $     7,759          $      941
Arizona                                           6             1,054             40,273 (4)           4,180
California                                        7               680             28,388 (4)           2,843
Colorado                                         14             1,272             54,107 (12)          5,690
Connecticut                                      16             2,100            118,793 (5)          13,882
Florida                                          14             1,743             83,987 (6)           8,201
Georgia                                           1               155              2,629 (4)             281
Idaho                                             3               518             23,793 (7)           2,453
Illinois                                         24             2,049             47,667 (4)           1,251
Indiana                                          13             1,724             60,402 (8)           6,280
Kansas                                            3               379              8,991 (4)             966
Kentucky                                          1               228             10,264 (4)           1,110
Maryland                                          1               170             18,188               1,910
Massachusetts                                    37             5,412            350,864 (9)          37,114
Michigan                                          3               403             15,333 (10)          1,843
Missouri                                         19             2,526             83,599 (11)          9,154
Nebraska                                          3               413             13,011 (4)           1,414
Nevada                                            3               444             26,745 (13)          2,737
New Hampshire                                     6               537             33,135               2,324
New Mexico                                        1               170              9,390 (4)             901
New Jersey                                        8             1,386             97,261 (14)         10,537
New York                                          5               532             51,374 (15)          6,414
North Carolina                                    1               120              2,149 (4)             232
Ohio                                              8               956             37,343 (16)          3,953
Pennsylvania                                      5               662             27,221 (17)          3,252
Rhode Island                                      2               332             15,042 (4)           1,527
South Carolina                                    1                88              3,931 (4)             391


                                                                             Purchase Price        Annual Base Rent
                                             Number of       Number of         or Mortgage                or
Location                                    Facilities        Beds (1)         Amount (2)        Interest Payment(3)
--------                                    ----------        --------         ----------        -------------------
Long-Term Care, continued
-------------------------
Tennessee                                         9             1,231             39,179 (4)           4,182
Texas                                            47             4,556            108,792 (4)           5,783
Utah                                              2               240             10,221 (4)           1,137
Washington                                        9             1,134             53,849 (4)           5,345
West Virginia                                     7               615             29,533 (18)          2,913
Wyoming                                           2               312             14,428 (4)           1,565
Various                                                                           20,815 (19)          2,186
                                            -------          --------        -----------          ----------
     TOTAL LONG-TERM CARE                       282            34,371          1,548,456             154,892
                                           --------          --------        -----------          ----------
ASSISTED LIVING
Arkansas                                          5               255             18,730               1,967
Arizona                                           1                 0              1,093                 109
California                                        3               165             13,383 (20)          1,306
Colorado                                          1                62              4,718 (21)            472
Delaware                                          1               100              2,012                 206
Florida                                          31             2,558            174,361 (22)         17,193
Idaho                                             4               246             16,943 (23)          1,685
Indiana                                           4               305             20,763 (24)          2,180
Kansas                                            6               266             17,525               1,747
Massachusetts                                     1                57              5,423                 526
Michigan                                          9               392             39,593 (25)          3,862
Minnesota                                         6                 0              7,211                 659
Mississippi                                       1                80              6,520                 617
North Carolina                                    6                 0             29,630               2,747
New York                                          1                80              9,120                 905
Ohio                                             10               470             30,117 (26)          3,057
Oklahoma                                          2                59              3,335                 313
Oregon                                            1                53              3,050                 303
Pennsylvania                                      8               378             37,654               3,770
South Carolina                                    3               233             20,672               1,962
Tennessee                                         1                50              3,700                 361
Texas                                            30             1,451             86,935 (27)          8,746
Utah                                              1                82              4,236                 434
Washington                                        6               401             29,229 (28)          2,875
Wisconsin                                        24               281             24,119 (29)          2,310
Wyoming                                           1                60              3,730                 370
Various                                                                           19,087 (30)          2,005
                                             ------            ------        -----------          ----------
     TOTAL ASSISTED LIVING                      167             8,084            632,889              62,687
                                             ------             -----        -----------          ----------


                                                                             Purchase Price        Annual Base Rent
                                             Number of       Number of         or Mortgage                or
Location                                    Facilities        Beds (1)         Amount (2)        Interest Payment(3)
--------                                    ----------        --------         ----------        -------------------

REHABILITATION HOSPITALS
Arizona                                           1                80              9,965               1,196
Arkansas                                          2               154             17,450               1,442
California                                        5               358             66,534 (31)          6,944
Colorado                                          1               117             10,627 (4)           1,116
Kansas                                            1                80             11,649                 752
Kentucky                                          1                55             10,000               1,050
Louisiana                                         3               280             30,670               2,196
Massachusetts                                     1                92             10,859               1,140
Michigan                                          1                41              7,821                 821
New Hampshire                                     1                99             13,464               1,333
New Jersey                                        1                70             14,300               1,502
Tennessee                                         1                60              8,515 (4)           1,064
Texas                                             5               385             46,137               4,071
Washington                                        1                52              5,861                 615
Wisconsin                                         1               125             13,888               1,632
                                             ------            ------        -----------          ----------
     TOTAL REHABILITATION                        26             2,048            277,740              26,874
                                              -----             -----        -----------          ----------
MEDICAL OFFICE BUILDINGS
Arizona                                           2                 0             17,518 (21)          1,761
California                                        3                 0             27,080 (32)          3,016
Florida                                          15               120            120,743 (33)         11,818
Massachusetts                                     1                 0              2,550                 268
New Jersey                                        1                 0             12,452 (21)          1,307
Nevada                                            1                 0              2,571 (21)            270
Tennessee                                         1                 0              7,966 (4)             703
Texas                                             4                 0             35,964 (34)          3,671
                                              -----             -----        -----------          ----------
     TOTAL MEDICAL
        OFFICE BUILDINGS                         28               120            226,844              22,814
                                              -----              ----        -----------          ----------
ACUTE CARE HOSPITAL
Arizona                                           1               492             65,650               7,222
                                             ------              ----        -----------          ----------
RETIREMENT LIVING FACILITIES
Colorado                                          1               220             15,492 (4)           1,665
Florida                                           1                94             11,364 (4)           1,136
North Carolina                                    1               190              5,426 (4)             479
Ohio                                              1               196              6,667 (4)             647
Utah                                              1               287              9,022 (4)             992
                                             ------              ----        -----------          ----------
     TOTAL RETIREMENT LIVING                      5               987             47,971               4,919
                                             ------              ----        -----------          ----------
PSYCHIATRIC HOSPITALS AND
ALCOHOL AND SUBSTANCE ABUSE
California                                        1                61              5,750                 719
Florida, New York and Oklahoma                    5               564             32,683 (4)           3,595
                                             ------              ----        -----------          ----------
     TOTAL PSYCHIATRIC AND ALCOHOL
     AND SUBSTANCE ABUSE                          6               625             38,433               4,314
                                             ------             -----        -----------          ----------


                                                                             Purchase Price        Annual Base Rent
                                             Number of       Number of         or Mortgage                or
Location                                    Facilities        Beds (1)         Amount (2)        Interest Payment(3)
--------                                    ----------        --------         ----------        -------------------
RACE TRACK
California                                        1                 0            117,000                     (35)
                                             ------        ----------        -----------          ----------
RETAIL
California                                        1                 0             41,590                     (37)
                                             ------        ----------        -----------          ----------
LAND UNDER DEVELOPMENT
California                                        1                 0             64,031 (36)            595
                                             ------         ---------        -----------          ----------

     TOTAL ALL FACILITIES (38)                  518            46,727         $3,060,604            $284,317
                                             ======         =========        ===========          ==========


Other Health Care Investments
-----------------------------

       During 1996, Realty invested approximately $13,509,000 in exchange for 7,936,000 shares of common stock, representing 19.99% of NHP Plc, a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom. In 1997, Realty purchased an additional 6,349,000 shares of NHP Plc common stock for $13,473,000 in order to maintain its investment at 19.99%. Realty does not have the right to vote more than 9.99% of the shares of NHP Plc. As of September 30, 1997, NHP Plc had invested or committed to invest approximately $288,000,000 in 92 nursing homes, totaling 5,289 beds. The facilities are leased to 13 nursing home operators in the United Kingdom with terms and conditions similar to those contained in Realty's leases.

(1) Based upon information provided by the operators of the facilities, the average occupancy of Realty's portfolio of operating health care facilities, including start-up facilities, for the nine months ended September 30, 1997, was as follows: long-term care facilities, 82%; rehabilitation hospitals, 59%; alcohol and substance abuse treatment facilities, 75%; assisted living, 70%; retirement living facilities, 91%; acute care hospitals, 59%. Generally, average occupancy rates are determined by dividing the number of patient days in each period by the average number of licensed bed days during such period.

(2) Represents purchase price or mortgage amount at December 31, 1997 for operating facilities and the funded loan amounts for facilities under construction

(3) The annual base rentals/interest payments under the leases or mortgages are generally projected to be approximately 9% - 13% of the purchase price or mortgage amount, in accordance with the terms of the respective agreements. Base rent excludes additional and percentage rent and interest. Additional and percentage rent and interest for the year ended December 31, 1997 was an aggregate of $12,065,000 for all of the facilities. Additional and percentage rent and interest are calculated based upon a percentage of a facility's revenues over an agreed upon base amount or an automatic annual escalation.

(4)  Permanent mortgage loans

(5)  Includes permanent mortgage loans of $39,585,000

(6) Includes permanent mortgage loans of $46,406,000 and a construction loan of $2,797,000

(7) Includes permanent mortgage loans of $17,945,000 and a construction loan of $5,848,000

(8)  Includes permanent mortgage loans of $46,805,000

(9)  Includes permanent mortgage loans of $192,747,000

(10) Includes a permanent mortgage loan of $7,849,000

(11) Includes permanent mortgage loans of $74,801,000

(12) Includes permanent mortgage loans of $50,163,000 and a construction loan of $3,944,000

(13) Includes permanent mortgage loans of $18,156,000 and a construction loan of $8,589,000

(14) Includes a permanent mortgage loan of $3,118,000 and construction loans of $39,786,000

(15) Includes a permanent mortgage loan of $548,000

(16) Includes a construction loan of $1,676,000

(17) Includes permanent mortgage loans of $15,689,000

(18) Includes a permanent mortgage loan of $12,333,000

(19) Includes a line of credit of up to $25,000,000 of which $20,815,000 has been drawn; the amount outstanding is cross-collateralized by affiliated facilities of the operator

(20) Includes a permanent mortgage loan of $3,030,000

(21) Construction loan(s)

(22) Includes a permanent mortgage loan of $26,450,000 and construction loans of $33,320,000

(23) Includes a construction loan of $1,969,000

(24) Includes construction loans of $16,179,000

(25) Includes a permanent mortgage loan of $4,630,000 and a construction loan of $2,710,000

(26) Includes a permanent mortgage loan of $4,671,000

(27) Includes a permanent mortgage loan of $4,288,000

(28) Includes a construction loan of $3,266,000

(29) Includes a permanent mortgage loan of $5,032,000

(30) Includes lines of credit of up to $34,500,000 of which $19,087,000 has been drawn; the amount outstanding is cross-collateralized by affiliated facilities of the operator

(31) Includes a permanent mortgage loan of $27,545,000

(32) Includes permanent mortgage loans of $13,052,000

(33) Includes permanent mortgage loans of $44,323,000 and construction loans of $19,007,000

(34) Includes permanent mortgage loans of $17,844,000 and construction loans of $18,120,000

(35) Base rental income is based on a percentage of total live on-track wagering as well as a percentage of revenues from satellite wagering and the simulcasting of races originating from Santa Anita Racetrack after mandated payments to the State, horse owners and breeders.

(36) Includes permanent mortgage loans of $5,478,000

(37) The Santa Anita Fashion Park is owned and operated by a partnership, Anita Associates, of which Realty is a 50% limited partner. Income is in the form of partnership distributions.

(38) Investments by Realty in facilities operated by Life Care Centers of America, Inc., Sun Healthcare Group, Inc., Emeritus Corporation, Alternative Living Services, HealthSouth Rehab, and Springwood/Chur Associates, represented 19%, 13%, 7%, 6%, 5%, and 4%, respectively, of Realty's total portfolio as of December 31, 1997.

         Long-Term Care Facilities. The long-term care facilities offer restorative, rehabilitative and custodial nursing care for patients not requiring more extensive and sophisticated treatment available at acute care hospitals. The facilities are designed to provide custodial care and to supplement hospital care and many have transfer agreements with one or more acute care hospitals.

         Assisted Living Facilities. The assisted living facility provides a combination of housing, supportive services, personalized assistance and health care designed to respond to individual needs for daily living and instrumental activities. Support services are generally available 24 hours a day to meet scheduled and unscheduled needs.

         Retirement Living Facilities. The retirement living facilities offer specially designed residential units for active and ambulatory elderly residents and provide various ancillary services. They may contain nursing facilities to provide a continuum of care. The retirement living facilities offer their residents an opportunity for an independent lifestyle with a range of social and health services.

         Rehabilitation Hospitals. The rehabilitation hospitals provide treatment to restore physical, psycho-social, educational, vocational and economic usefulness and independence to disabled persons. Rehabilitation concentrates on physical disabilities and impairments and utilizes a coordinated multidisciplinary team approach to help patients attain measurable goals.

         Medical Office Buildings. Medical office building facilities contain individual physician, physician group and other health care provider offices for the administration and treatment of patients, usually in close proximity to the general service acute care hospital to which the physicians are affiliated. The types of services provided in a medical office building may include outpatient therapy, clinics, examination facilities and the provision of other medical services in a non-hospital setting.

         Acute Care Hospitals. Acute care hospitals provide services that include, among others, general surgery, internal medicine, obstetrics, emergency room care, radiology, diagnostic services, coronary care, pediatric services and psychiatric services. On an outpatient basis, the services include, among others, same day surgery, diagnostic radiology (e.g. magnetic resonance imaging, CT scanning, X-ray), rehabilitative therapy, clinical laboratory services, pharmaceutical services and psychiatric services.

         Alcohol and Substance Abuse Treatment Facilities. These facilities provide inpatient treatment for alcohol and substance abuse, including medical evaluation, detoxification and rehabilitation. Specialized programs offer treatment for adults, adolescents, families and chronic abusers.

         Psychiatric Hospitals. The psychiatric hospitals offer comprehensive, multidisciplinary adult, adolescent and substance abuse psychiatric programs. Patients are evaluated upon admission and an individualized treatment plan is developed. Elements of the treatment plan include individual, group and family therapy, activity therapy, educational programs and career and vocational planning.

                                     LEASES

         Generally, each health care facility (which includes the land, buildings, improvements, related easements, and rights and fixtures (the "Leased Properties")) that is owned by Realty is leased pursuant to a long-term triple net lease (collectively, the "Leases") which typically contains terms as outlined below. Leased Properties usually do not include major movable equipment.

         The Leases generally have a fixed term of approximately 10 years and contain multiple renewal options. Some Leases are subject to earlier termination upon the occurrence of certain contingencies described in the Lease.

         Realty's Leased Properties aggregated approximately $1,627,779,000 of gross real estate investments at December 31, 1997. The base rents range from approximately 9% to 13% per annum of the Realty's equity investment in the Leased Properties and many may be adjusted upward during the fifth year of the Leases to an amount equal to 300 to 500 basis points over the five-year United States Treasury securities' yield at the time of adjustment. The base rents for the renewal periods are generally fixed rents for the initial renewal periods and market rates for later renewal periods. All Leases provide for either an automatic fixed annual rent escalation or additional variable rents in addition to the base rent, based on revenues exceeding specified base revenues. Realty typically also charges a lease commitment fee at the initiation of the sale/leaseback transaction.

         Each Lease is a triple net lease requiring the lessee to pay rent and all additional charges incurred in the operation of the Leased Property. The lessees are required to repair, rebuild and maintain the Leased Properties.

         The obligations under the Leases are generally guaranteed by the parent corporation of the lessee, if any, or affiliates or individual principals of the lessee. Some obligations are further backed by letters of credit, cash collateral or pledges of certificates of deposit from various financial institutions which may cover up to one full year's lease payments and which remain in effect until the expiration of a fixed time period or the fulfillment of certain performance criteria.

         Realty also obtains other credit enhancement devices similar to those it may obtain with respect to permanent mortgage loans. See "Permanent Mortgage Loans" for description.

         With respect to two of the facilities, Realty leases the land pursuant to ground leases and in turn subleases the land to the operator of the facility. Such subleases contain terms substantially similar to those found in the Leases.

                            PERMANENT MORTGAGE LOANS

         Realty's permanent mortgage loan program is comprised of secured loans which are structured to provide Realty with interest income, additional interest based upon the revenue growth of the operating facility or a fixed rate increase, principal amortization and commitment fees. Virtually all of the approximately $1,432,825,000 of permanent mortgage loans as of December 31, 1997 are first mortgage loans.

         The interest rates on Realty's investments in permanent mortgage loans for operating facilities range from approximately 9% to 13% per annum on the outstanding balances. The yield to Realty on permanent mortgage loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan, the amount of the commitment fee charged at the inception of the loan, the interest rate adjustments and the additional interest earned.

         The permanent mortgage loans for operating facilities made through December 31, 1997 are generally subject to 10-year terms with up to 30-year amortization schedules that provide for a balloon payment of the outstanding principal balance at the end of the tenth year. Some of the mortgages include an interest adjustment in the fifth year which generally provides for interest to be charged at the greater of the current interest rate or 300 to 400 basis points over the five-year United States Treasury securities' yield at the time of adjustment.

         Realty generally requires a variety of additional forms of security and collateral beyond that which is provided by the lien of the mortgage. For example, Realty requires one or more of the following items: (a) a guaranty of the complete payment and performance of all obligations associated with each mortgage loan from the borrower's parent corporation, if any, other affiliates of the borrower and/or one or more of the individual principals controlling such borrower; (b) a collateral assignment from the borrower of the leases and the rents relating to the mortgaged property; (c) a collateral assignment from the borrower of all permits, licenses, approvals and contracts relating to the operation of the mortgaged property; (d) a pledge of all, or substantially all, of the equity interest held in the borrower; (e) cash collateral or a pledge of a certificate of deposit, for a negotiated dollar amount typically equal to three months to one year's principal and interest on the loan (which cash collateral or pledge of certificate of deposit typically remains in effect until the later to occur of (i) three years after the closing of the mortgage loan or
(ii) the achievement by the facility of an agreed-upon cash flow debt coverage ratio for three consecutive fiscal quarters and, in the event that after the expiration of the letter of credit or pledge of certificate of deposit, the agreed-upon financial covenants are not maintained throughout the loan term, the borrower is often required to reinstate the cash collateral or pledge of certificate of deposit); (f) an agreement by any affiliate of the borrower or operator of the facility to subordinate all payments due to it from the borrower to all payments due to Realty under the mortgage loan; and (g) a security interest in all of the borrower's personal property, including, in some instances, the borrower's accounts receivable. In addition, the mortgage loans are generally cross-defaulted and cross-collateralized with any other mortgage loans, leases or other agreements between the borrower or any affiliate of the borrower and Realty.

                        DEVELOPMENT INVESTMENTS AND LOANS

         Realty makes development investments or loans which by their terms are or convert into sale/leaseback transactions or permanent mortgage loans upon the completion of the facilities. Generally, the interest or yield rates on the outstanding balances of Realty's developments are up to 300 basis points over the prime rate of a specified financial institution. Realty also typically charges a commitment fee at the commencement of the project. The development period generally commences upon the funding of such investments or loans and terminates upon the earlier of the completion of development of the applicable facility or a specific date. This period is generally 12 to 18 months. During the development term, funds are advanced pursuant to draw requests in accordance with the terms and conditions of the applicable agreement which require a site visit prior to the advancement of funds. Monthly payments based on an interest or yield rate only, are made on the total amount of the investment or loan proceeds advanced during the development period.

         Realty began its development program in August 1987 and since that time has converted many of these developments into sale/leaseback transactions or permanent mortgage loans representing an investment of $529,341,000 as of December 31, 1997. In addition, at December 31, 1997 Realty had outstanding development financing of $252,774,000 and was committed to providing additional financing of approximately $204,030,000. As with Realty's sale/leaseback transactions or permanent mortgage financing programs, the developments generally include a variety of additional forms of security and collateral. See "Leases" and "Permanent Mortgage Loans." During the development period, Realty generally requires additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by either one, or a combination of, the lessee's or borrower's parent entity, other affiliates, or one or more of the individual principals.

         As a further safeguard during the development period, Realty generally will retain a portion of the funding equal to 10% of the transaction amount until it has received satisfactory evidence that the project has been fully completed in accordance with the applicable plans and specifications and the period during which liens may be perfected with respect to any work performed, or labor or materials supplied, in connection with the construction of the project has expired. Realty also monitors the progress of the development of each project, the construction budget and the accuracy of the borrower's draw requests by having its own inspector perform on-site inspections of the project prior to the release of any requested funds.

                     SANTA ANITA RACETRACK LEASE ARRANGEMENT

         The Santa Anita Racetrack, which is leased by Realty to LATC, a subsidiary of Operating, is located on approximately 312 acres, 14 miles northeast of downtown Los Angeles, adjacent to major transportation routes. LATC conducts one of the largest thoroughbred horse racing meets in the United States in terms of both average daily attendance and average daily pari-mutuel wagering.

         LATC conducts an annual 17-week thoroughbred horse racing meet which commences the day after Christmas and continues through mid-April.

         LATC leases the Racetrack from Realty for the full year for a fee of 1.5% of total live on-track wagering at Santa Anita Racetrack, including live on-track wagering during the meet conducted by Oak Tree. In addition, LATC pays to Realty 26.5% of its revenues from satellite wagering (not to exceed 1.5% of such wagering) and the simulcasting of races originating from Santa Anita Racetrack after mandated payments to the State, to horse owners and to breeders. When LATC operates as a satellite for Hollywood Park Racetrack, Del Mar Racetrack and Pomona Fairplex, LATC pays to Realty 26.5% of its wagering commissions as additional rent. The lease with Realty is scheduled to expire on December 31, 1999. LATC has sublet the racetrack to Oak Tree to conduct Oak Tree's annual thoroughbred horse racing meet (27 days in 1996), which commences in late September or early October. Oak Tree normally races five weeks in even-numbered years and six weeks in odd-numbered years.

         Under a sublease which expires December 31, 1999, Oak Tree makes annual rental payments to LATC equal to 1.5% of the total live on-track pari-mutuel wagering from its racing meet and 25% of its satellite and simulcast revenues after mandated payments to the State of California, to horse owners and to breeders. LATC pays to Realty 26.5% of all satellite and simulcast revenues received from Oak Tree. In addition, Oak Tree reimburses LATC an amount equal to 0.8% of its on-track pari-mutuel wagering for certain expenses of operating Santa Anita Racetrack on behalf of Oak Tree. LATC also receives supplemental rent representing Oak Tree's adjusted profits above an agreed-upon level and will rebate rent to Oak Tree if Oak Tree's adjusted profits fall below such level.

                            SANTA ANITA FASHION PARK

         Santa Anita Fashion Park is a completely enclosed, climate-controlled regional mall located adjacent to Santa Anita Racetrack with 1,102,000 square feet of leasable area. Fashion Park, apart from space occupied by anchor tenants, is owned and operated by a partnership, Anita Associates, of which Realty is a 50% limited partner. The general partner of Anita Associates is Hahn-UPI, which in turn is a limited partnership of which TrizecHahn Centers Inc., a developer of shopping centers, is the general partner.

         Realty has leased the land underlying Fashion Park to Anita Associates and to three of the major tenants of Fashion Park until 2037, with two additional ten-year option periods and one additional five-year option period. The annual ground rent is $795,000 and continues through 2007. During the remaining 30-year term and the three additional option periods, the annual ground rent may be increased up to 25% based upon the appraised value of the land. Under the provisions of the ground leases, Anita Associates is responsible for real estate taxes and other operating expenses. Robinsons-May, J.C. Penney, Macy's and Nordstrom pay their own real estate taxes.

                                      LAND

         Realty also has land held for development of an entertainment center valued at $45,223,000. In March 1995, Realty filed an application with the City of Arcadia for entitlements for a 1.5 million square foot development on approximately 100 acres of land adjacent to the Santa Anita racetrack and the Santa Anita Fashion Park. As part of the planned development, Realty is negotiating a lease with a movie exhibitor for a multiple screen multiplex theater and negotiations with a variety of prospective tenants, including a book superstore and other specialty retail stores and restaurants. Realty formed a community advisory group to facilitate community acceptance of the project and continued to engage in negotiations with the City government regarding the entitlement process. Realty also has land held for future development at the racetrack valued at approximately $13,000,000 that is currently idle and is a 50% partner in French Valley Ventures, a partnership which acquired 24 acres of unimproved land valued at $330,000 located in Temecula, California. Realty intends to dispose of its interest in the Temecula property.

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

Item 3.

                                LEGAL PROCEEDINGS

         A purported class action complaint that had been filed by Barbara J. Gignac in October 1996 in the Superior Court of Los Angeles County, California, naming as defendants the Companies, certain of their officers and directors and Colony Capital, Inc. was dismissed.

         On November 14, 1997 the matter entitled, Raymond Wechsler Administrative Trustee of the Towers Financial Corporation Administrative Trust
v. New Medico Holding Co., Inc. et al; in which Realty was named a defendant was settled and subsequently dismissed as to Realty. In connection with the settlement, Realty made a payment of $12,100,000 and received accounts receivable with a face value of approximately $12,000,000 which has been recorded at a net carrying value of approximately $2,000,000.

         On January 8, 1998 the Companies received notice that they were named as a defendant in an action entitled, Lynn Robbins v. William J. Razzouk, et al; Civil Action No. 98CI-00192 filed January 7, 1998 in the District Court of Bexar County, Texas and on January 20 , 1998 the Companies received notice that they were named as a defendant in an action entitled, Adele Brody v. William J. Razzouk, et al., Civil Action No. 98CI-00456 filed January 12,1998 in the District Court of Bexar County, Texas. The complaints which are almost identical
(i) allege, in part, that La Quinta and its directors violated their fiduciary duty, duty of care and loyalty to La Quinta shareholders by entering into a merger agreement with the Companies without having first invited other bidders, and the Companies aided and abetted La Quinta and its directors in the alleged breaches, and (ii) seek injunctive relief enjoining the merger with La Quinta and compensatory damages. The Companies are currently investigating these actions and, at present, believe that the actions are entirely without merit.

         The Companies are also a party to a number of other claims and lawsuits arising out of the normal course of business; the Companies believe that none of these claims or pending lawsuits, either individually or in the aggregate, will have a material adverse affect on the Companies' business or on their consolidated financial position or results of operations.

Item 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Special Meetings of Shareholders of Realty and Operating held on November 5, 1997, the recorded vote for the Mergers was as follows:

                                           For        Against         Abstain
                                           ---        -------         -------
         Meditrust                      40,444,723     934,071        497,356
         Meditrust Acquisition Company  40,420,587     939,280        516,283

Item 4a.

                      EXECUTIVE OFFICERS OF THE REGISTRANTS

        The following information relative to Realty's executive officers is given as of March 30, 1998:

         Name                     Age      Position with Realty
         ----                     ---      --------------------

         Abraham D. Gosman        69       Chairman
         David F. Benson          48       President and Director
         Michael F. Bushee        40       Chief Operating Officer
         Michael S. Benjamin      40       Senior Vice President, Secretary
                                              and Corporate Counsel
         Laurie T. Gerber         40       Chief Financial Officer
         Stephen C. Mecke         35       Vice President of Development
         Debora A. Pfaff          34       Vice President of Operations
         Stephen H. Press         61       Vice President
         John G. Demeritt         38       Controller
         Richard W. Pomroy        40       Vice President of Property Management
         John E. Ryan, Jr.        48       Vice President of Acquisitions

         Abraham D. Gosman has been Chairman of Realty since its organization in 1985 and was the Chief Executive Officer from February 1991 to November 5, 1997. Mr. Gosman is also Chief Executive Officer of Operating. Mr. Gosman is also founder, Chairman of the Board, CEO and President of PhyMatrix Corporation, a provider of managerial/administrative services to a variety of specialized medical care and treatment providers, which completed its initial public offering in January 1996 (NASDAQ/PHMX); and founder and Chairman of the Board of CareMatrix Corporation (Amex: CMD), an operator and developer of assisted living facilities, which completed its initial public offering in October 1996. Mr. Gosman was the Chief Executive Officer and Chairman of the Board of The Mediplex Group, Inc. ("Mediplex"), an operator and developer of health care facilities, from August 1990 until June 1994, when Mediplex was acquired by Sun Healthcare Group, Inc. Mr. Gosman has been in the health care and development business for more than thirty years.

         David F. Benson has been President of Realty since September 1991 and Treasurer since 1996. Prior to that, he was Treasurer of Realty from January 1986 to May 1992. He was Treasurer of Mediplex from January 1986 through June 1987. He was previously associated with Coopers & Lybrand, independent accountants, from 1979 to 1985. Mr. Benson is also a Trustee of Mid-Atlantic Realty Trust, a shopping center REIT, traded on the American Stock Exchange, a Director of Harborside Healthcare

Corporation, a long-term care company, and a Director of Nursing Home Properties, Plc, a UK company specializing in the purchase and leasing of purpose-built nursing homes.

         Michael F. Bushee has been Chief Operating Officer of Realty since September 1994. He was Senior Vice President of Operations of Realty from November 1993 through August 1994, Vice President from December 1989 to October 1993, Director of Development from January 1988 to December 1989 and has been associated with Realty since April 1987. He was previously associated with The Stop & Shop Companies, Inc., a retailer of food products and general merchandise, for three years and Wolf & Company, P.C., independent accountants, for four years.

         Michael S. Benjamin has been Senior Vice President, Secretary and General Counsel of Realty since October 1993. He was Vice President, Secretary and General Counsel from May 1992 to October 1993, Secretary and General Counsel from December 1990 to May 1992 and Assistant Counsel to Realty from November 1989 to December 1990. His previous association was with the law firm of Brown, Rudnick, Freed & Gesmer, from 1983 to 1989.

         Laurie T. Gerber, a Certified Public Accountant, joined Realty in December 1996 as Chief Financial Officer. Prior to joining Realty, she was a partner in the accounting firm of Coopers & Lybrand, L.L.P., where she worked for 14 years.

         Stephen C. Mecke has been Vice President of Development since October 1995 and has been Realty's Director of Development since June 1992. He was previously the manager of underwriting at Continental Realty Credit Inc., a commercial mortgage company, from October 1988 to June 1992.

         Debora A. Pfaff has been Vice President of Operations since October 1995 and has been Realty's Director of Operations since September 1992. Ms. Pfaff was previously Senior Manager with KPMG Peat Marwick where she worked from 1985 to 1992.

         Stephen H. Press has been Vice President of Acquisitions of Realty since October 1993 and previously held this position with Realty from June 1987 to December 1990. He was Vice President of Development and Regulatory Affairs for Integrated Health Services, Inc., a medical services company, from April 1991 to October 1993.

         John G. Demeritt has been Controller of Realty since October 1995. Prior to that, he was Corporate Controller of CMG Information Services, Inc., an information service provider, from 1994 to 1995. He was Vice President of Finance and Treasurer of Salem Sportswear Corporation, a manufacturer and marketer of licensed sports apparel, from June 1991 to November 1993. He was Controller of Scitex America Corporation, a manufacturer and distributor of electronic prepress equipment, from August 1986 to June 1991, and was previously associated with Laventhol & Horwath, independent accountants, from 1983 to 1986.

         Richard W. Pomroy has been Vice President of Property Management since October 1997 and has been Director of Property Management since 1994. Prior to joining Realty, he was a project manager responsible for the management and development of construction projects at Continuum Care Corporation, an operator of nursing homes, subacute health care centers, and rehabilitation facilities. Mr. Pomroy began his career in the real estate industry as an architectural project manager, and gained additional property management experience as senior project manager, and later as vice president of construction, for several Boston area general contracting firms.

         John E. Ryan, Jr. has been Vice President of Acquisitions at Realty since October 1997. Most recently Vice President of Acquisitions for Harborside Healthcare Corporation, a major regional owner and operator of nursing homes, Mr. Ryan was responsible for new business development. In this position he directed the company's rapid growth, leading to an initial public offering in June 1996. With over 20 years of health care finance and acquisition experience, Mr. Ryan has previously worked as a commercial and investment banker for several banking firms. Mr. Ryan is responsible for new business development and marketing for Realty's health care investments.

         The following information relative to Operating's executive officers is given as of March 31, 1998:

                Name             Age        Position with Operating
                ----             ---        -----------------------

         Abraham D. Gosman        69        Chairman and Chief Executive Officer

         Abraham D. Gosman has been the Chairman and Chief Executive Officer of Operating since November 5, 1997. He has been Chairman of Realty since its organization in 1985 and was Realty's Chief Executive Officer from February 1991 to November 5, 1997. Mr. Gosman is also founder, Chairman of the Board, CEO and President of PhyMatrix Corporation, a provider of managerial/administrative services to a variety of specialized medical care and treatment providers, which completed its initial public offering in January 1996 (NASDAQ/PHMX); and founder and Chairman of the Board of CareMatrix Corporation (Amex: CMD), an operator and developer of assisted living facilities, which completed its initial public offering in October 1996. Mr. Gosman was the Chief Executive Officer and Chairman of the Board of Mediplex Group, an operator and developer of health care facilities, from August 1990 until June 1994, when Mediplex was acquired by Sun Healthcare Group, Inc. Mr. Gosman has been in the health care and development business for more than thirty years.

                                     PART II

Item 5.

                    MARKET FOR REGISTRANTS' COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS


         (a) and (b) The Companies' Shares trade together on the New York
Stock Exchange under the symbol MT. The following table sets forth, for the periods shown, the high and low sales prices for the Shares (as reported on the New York Stock Exchange Composite Tape) as adjusted for the Mergers:


                      1997                                                          1996
--------------------------------------------                    ---------------------------------------------

    Quarter            High             Low                      Quarter             High              Low
    -------            ----             ---                      -------             ----              ---

    First              $33.81           $30.48                  First               $30.48             $27.67
    Second             $33.19           $29.54                  Second              $28.61             $26.42
    Third              $34.54           $31.21                  Third               $29.44             $27.57
    Fourth             $39.00           $34.59                  Fourth              $33.29             $28.71


         There were approximately 13,381 holders of record of the Companies' Shares as of January 31, 1998. Included in the number of shareholders of record are Shares held in "nominee" or "street" name.

         (c) Realty has declared the following distributions during its two most recent fiscal years, which have been adjusted for the exchange of Shares pursuant to the Mergers:


                                                                                Distributions
                       Period                                               Declared Per Share
                       ------                                               ------------------
Quarter Ended March 31, 1996..................................                      $  .5722
Quarter Ended June 30, 1996...................................                         .5763
Quarter Ended September 30, 1996..............................                         .5805
Quarter Ended December 31, 1996...............................                         .5846
                                                                                    --------
                                                                  Total             $ 2.3136
                                                                                    ========

Quarter Ended March 31, 1997..................................                      $  .5888
Quarter Ended June 30, 1997...................................                         .5930
Quarter Ended September 30, 1997..............................                         .5971
Quarter Ended December 31, 1997...............................                         .6063
                                                                                    --------
                                                                  Total             $ 2.3852
                                                                                    ========


         Realty intends to distribute to its shareholders on a quarterly basis a majority of cash flow from operating activities available for distribution.
Cash flow from operating activities available for distribution to shareholders of Realty will be derived primarily from the rental payments and interest payments derived from its real estate investments. All distributions will be made by Realty at the discretion of the Board of Directors and will depend on the earnings of Realty, its financial condition and such other factors as the Directors deem relevant. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts by Sections 856 to 860 of the Internal Revenue Code, Realty is required to make distributions to holders of its Shares of at least 95% of its "real estate investment trust taxable income".

Item 6.  SELECTED FINANCIAL INFORMATION

                      For the Combined Meditrust Companies


                                                                     Year Ended December 31,
                                               ------------------------------------------------------------------
                                                 1997           1996           1995          1994          1993
                                                 ----           ----           ----          ----          ----
(In thousands, except per share data)
OPERATING DATA:
Revenue                                       $  294,355     $  254,024     $  209,369   $   172,993     $150,375
                                              ----------     ----------     ----------   -----------     --------
Expenses:
   Interest expense.....................          87,428         64,216         64,163        67,479       62,193
   Depreciation and amortization........          27,125         21,651         16,620        15,615       14,721
   Amortization of goodwill.............           2,349          1,556          1,556         1,556        1,556
   General and administrative expenses..          10,558          8,625          7,058         7,883        8,269
   Horse racing operations..............           4,473
   Loss from unconsolidated joint
      venture...........................              10
                                             -----------     ----------     ----------    ----------    ---------
     Total expenses.....................         131,943         96,048         89,397        92,533       86,739
                                              ----------     ----------     ----------    ----------    ---------
Net income before extraordinary item....         162,412        157,976        119,972        80,460       63,636
Loss on prepayment of debt..............                                        33,454
                                              ----------     ----------     ----------    ----------    ---------

Net income..............................      $  162,412     $  157,976     $   86,518   $    80,460    $  63,636
                                             ===========    ===========     ==========   ===========    =========

PER SHARE DATA:

Basic earnings per Paired Common Share
Net income before extraordinary item....           $2.14          $2.21          $2.10         $1.90        $1.69
Loss on prepayment of debt..............                                           .59
                                                   -----          -----          -----         -----        -----
Basic earnings per Paired Common Share..           $2.14          $2.21          $1.51         $1.90        $1.69
                                                   =====          =====          =====         =====        =====

Diluted earnings per Paired Common Share
Net income before extraordinary item....           $2.12          $2.20          $2.09         $1.89        $1.68
Loss on prepayment of debt..............                                           .58
                                                   -----          -----          -----         -----        -----
Diluted earnings per Paired Common
  Share.................................           $2.12          $2.20          $1.51         $1.89        $1.68
                                                   =====          =====          =====         =====        =====

Distributions paid......................           $2.38          $2.31          $2.25         $2.18        $2.11
                                                   =====          =====          =====         =====        =====
Basic weighted average shares
  outstanding...........................          76,070         71,445         57,151        42,433       37,622
Diluted weighted average shares
  outstanding...........................          76,524         71,751         57,457        42,564       37,840

CASH FLOW DATA:
Cash provided by operating activities...      $  185,195     $  188,551     $  149,997   $   100,819   $   79,291
Cash used in investing activities.......         580,560        437,150        310,135       284,996      208,649
Cash provided by financing activities...         376,698        247,077        164,449       207,808      120,806

For the Combined Meditrust Companies


                                                                          December 31,
                                           ---------------------------------------------------------------------
                                                1997           1996           1995           1994           1993
                                                ----           ----           ----           ----           ----
(In thousands)

BALANCE SHEET DATA:
Real estate investments, net............     $ 2,935,772    $ 2,188,078     $1,777,798     $1,484,229   $1,214,308
Total assets............................       3,323,891      2,316,875      1,891,852      1,595,130    1,310,401
Indebtedness............................       1,377,438        858,760        762,291        765,752      658,245
Total liabilities.......................       1,498,152        931,934        830,097        824,983      724,606
Total shareholders' equity..............       1,825,739      1,384,941      1,061,755        770,147      585,795

For Meditrust Corporation


                                                 1997           1996           1995          1994          1993
                                                 ----           ----           ----          ----          ----
(In thousands, except per share data)
OPERATING DATA:
Revenue                                       $  289,923     $  254,024     $  209,369    $  172,993     $150,375
                                              ----------     ----------     ----------    ----------     --------
Expenses:
   Interest expense.....................          87,412         64,216         64,163        67,479       62,193
   Depreciation and amortization........          26,954         21,651         16,620        15,615       14,721
   Amortization of goodwill.............           2,214          1,556          1,556         1,556        1,556
   General and administrative expenses..          10,111          8,625          7,058         7,883        8,269
   Rental property operating............             210
   Loss from unconsolidated joint venture...          10
                                              ----------     ----------     ----------    ----------    ---------
     Total expenses.....................         126,911         96,048         89,397        92,533       86,739
                                              ----------     ----------     ----------    ----------    ---------
Net income before extraordinary item....         163,012        157,976        119,972        80,460       63,636
Loss on prepayment of debt..............                                        33,454
                                              ----------     ----------     ----------

Net income..............................      $  163,012     $  157,976     $   86,518    $   80,460    $  63,636
                                              ==========     ==========     ==========    ==========    =========

PER SHARE DATA:
Basic earnings per Common Share:
Net income before extraordinary item....           $2.14          $2.21          $2.10         $1.90        $1.69
Loss on prepayment of debt..............                                           .59
                                                   -----          -----          -----         -----        -----
Basic earnings per Common Share.........           $2.14          $2.21          $1.51         $1.90        $1.69
                                                   =====          =====          =====         =====        =====

Diluted earnings per Common Share:
Net income before extraordinary item....           $2.12          $2.20          $2.09         $1.89        $1.68
Loss on prepayment of debt..............                                           .58
                                                   -----          -----          -----         -----        -----
Diluted earnings per Common Share.......           $2.12          $2.20          $1.51         $1.89        $1.68
                                                   =====          =====          =====         =====        =====

Distributions paid......................           $2.38          $2.31          $2.25         $2.18        $2.11
                                                   =====          =====          =====         =====        =====
Basic weighted average shares
  outstanding..........................          76,274         71,445         57,151        42,433       37,622
Diluted weighted average shares
  outstanding ..........................          77,007         71,751         57,423        42,564       37,840

CASH FLOW DATA:
Cash provided by operating activities...      $  185,195     $  188,551     $  149,997   $   100,819   $   79,291
Cash used in investing activities.......         580,560        437,150        310,135       284,996      208,649
Cash provided by financing activities...         376,698        247,077        164,449       207,808      120,806


                                                                           December 31,
                                            ----------------------------------------------------------------------
                                                1997           1996           1995           1994           1993
                                                ----           ----           ----           ----           ----
(In thousands)

BALANCE SHEET DATA:
Real estate investments, net............     $ 2,935,772    $ 2,188,078     $1,777,798     $1,484,229   $1,214,308
Total assets............................       3,259,536      2,316,875      1,891,852      1,595,130    1,310,401
Indebtedness............................       1,377,438        858,760        762,291        765,752      658,245
Total liabilities.......................       1,467,296        931,934        830,097        824,983      724,606
Total shareholders' equity..............       1,792,240      1,384,941      1,061,755        770,147      585,795

                         For Meditrust Operating Company


                                                            Initial Period Ended
                                                                December 31,
                                                                     1997
                                                            --------------------
(In thousands, except per Share data)
OPERATING DATA:
Revenue.................................................           $   5,365
Expenses:
   Interest expense.....................................                 209
   Depreciation and amortization........................                 171
   Amortization of goodwill.............................                 135
   General and administrative expenses..................                 447
   Horse racing operations..............................               4,263
   Loss from unconsolidated joint venture...............                  10
   Rent to Meditrust Corporation.......................                  740
                                                                   ---------
Total expenses.........................................                5,965
                                                                   ---------
Net loss................................................           $    (600)
                                                                   =========

PER SHARE DATA:

Basic earnings per common share.........................              $ (.01)
                                                                      ======
Diluted earnings per common share.......................              $ (.01)
                                                                      ======

Basic weighted average shares outstanding...............              82,490
Diluted weighted average shares outstanding.............              83,223

CASH FLOW DATA:

Cash used in operating activities.......................           $     783
Cash used in investing activities.......................              34,427
Cash provided by financing activities...................              54,883

(in thousands)
BALANCE SHEET DATA:

                                                                       1997
                                                                       ----

Total assets............................................           $ 120,426
Total liabilities.......................................              62,474
Total shareholders' equity..............................              57,952

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


         The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Current Report on Form 8-K dated February 26, 1998.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The information required by this item is incorporated herein by reference to the "Consolidated Financial Statements", "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" in the Current Report on Form 8-K dated February 26, 1998.


                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


To the Shareholders and Directors of The Meditrust Companies:

Our report on the consolidated financial statements of The Meditrust Companies, Meditrust Corporation and Meditrust Operating Company, has been incorporated by reference in this Form 10-K from Meditrust's Current Report on Form 8-K dated February 26, 1998. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 51 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


Boston, Massachusetts                                  Coopers & Lybrand L.L.P.

January 30, 1998

                              MEDITRUST CORPORATION
                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS


                                                   Additions
                                 Balance at       Charged to         Additions                          Balance at
                                Beginning of      Costs and      Charged to Other                         End of
        Description                Period          Expenses          Accounts          Deductions         Period
        -----------                ------          --------          --------          ----------         ------
Valuation allowance included
  in Accrued Expenses
  and Other Liabilities
  for the year ended
  December 31:

1995                          $ 4,546,837                         $5,167,735                            $ 9,714,572

1996                            9,714,572                                              $1,690,000 (B)     8,054,572

1997                            8,054,572                                               8,054,572 (A)


(A) Includes $8,054,572 reclassified as a reduction to Other Assets.
(B) Relates to receivables charged off.


                                                Additions
                                                Charged as
                                                 Revenue
                               Balance at     Reductions or        Additions                             Balance at
                              Beginning of      Costs and      Charged to Other                            End of
        Description              Period          Expenses          Accounts           Deductions           Period
        -----------              ------          --------          --------           ----------           ------

Valuation allowance included
  in Other Assets for the
  year ended
  December 31:

1995                          $9,100,000                        $13,325,221        $18,192,698 (B)     $ 4,232,523

1996                           4,232,523                                             3,075,328 (C)       1,157,195

1997                           1,157,195       $ 7,779,772        8,054,572 (A)      8,000,000  (C)      8,991,539


(A) Reclassified from valuation allowance included in Accrued Expenses and Other Liabilities.
(B) Includes approximately $89,000 relating to the valuation of other assets and $18,104,000 relating to receivables charged off.
(C) Relates to receivables charged off.

                              MEDITRUST CORPORATION
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997


                                                                           Gross Amount at Which Carried at Close of Period
                                              Initial Cost                 ------------------------------------------------
                                               to Company        Cost
                                              ------------    Capitalized
                                               Building &    Subsequent to                      Building &
Description (1)              Encumbrances     Improvements   Acquisitions     Land (2)          Improvements   Total (5)
---------------              ------------     ------------   ------------   ------------        ------------   ---------
Long-term Care
Alabaster, AL.......                          $5,799,000    $1,810,000      $   150,000        $ 7,609,000    $ 7,759,000
Cheshire, CT........                           6,770,000                        455,000          6,770,000      7,225,000
Danbury, CT.........                           5,295,000                        305,000          5,295,000      5,600,000
Darien, CT..........                           4,202,477                         45,000          4,202,477      4,247,477
Milford, CT.........                           5,538,590                                         5,538,590      5,538,590
Milford, CT.........                          10,000,000                                        10,000,000     10,000,000
Newington, CT.......                           8,970,000                        430,000          8,970,000      9,400,000
Southbury, CT.......                           3,224,151                      1,020,000          3,224,151      4,244,151
Southfield, CT......                           7,750,000                        750,000          7,750,000      8,500,000
Westport, CT........                           4,970,000                        400,000          4,970,000      5,370,000
Wethersfield, CT....                          12,440,000     6,643,218                          19,083,218     19,083,218
Bradenton, FL.......          $3,355,000       9,900,000                      4,100,000          9,900,000     14,000,000
Naples, FL..........                           6,123,616       405,000           26,775          6,528,616      6,555,391
Palm Beach, FL......                          12,300,000                      2,700,000         12,300,000     15,000,000
Sarasota, FL........                           4,447,012                      1,060,800          4,447,012      5,507,812
Venice, FL..........                           8,592,203                        128,500          8,592,203      8,720,703
Indianapolis, IN....                           2,455,612                        114,700          2,455,612      2,570,312
New Haven, IN.......                           4,553,541        75,000          128,100          4,628,541      4,756,641
W. Lafayette, IN....                           6,030,000       190,000           50,000          6,220,000      6,270,000
Beverly, MA.........                           6,300,000                        645,000          6,300,000      6,945,000
Concord, MA.........                           8,762,000                      3,538,000          8,762,000     12,300,000
New Bedford, MA.....                           7,492,000                      1,008,000          7,492,000      8,500,000
Newton, MA..........                          12,430,000                        630,000         12,430,000     13,060,000
Lexington, MA.......                          11,210,000                        590,000         11,210,000     11,800,000
E. Longmeadow, MA...                          12,400,000     3,595,928          400,000         15,995,928     16,395,928
Holyoke, MA.........                          11,980,670       684,248          121,600         12,664,918     12,786,518
Lowell, MA..........                           9,897,730       594,621          500,000         10,492,351     10,992,351
Lynn, MA............                          13,293,267       870,248        1,206,734         14,163,515     15,370,249
Millbury, MA........                                                          2,550,000                         2,550,000
Millbury, MA .......                           9,533,000                        467,000          9,533,000     10,000,000
Northampton, MA.....                           2,709,612                        187,500          2,709,612      2,897,112
Peabody, MA.........                           7,245,315                        805,035          7,245,315      8,050,350
Randolph, MA........                           9,014,760                      1,001,640          9,014,760     10,016,400
Weymouth, MA........                          10,719,932                        850,000         10,719,932     11,569,932
Wilmington, MA......                           6,689,925                        743,325          6,689,925      7,433,250



Accum.           Const.     Date
Deprec. (4)(5)   Date     Acquired
--------------   ------   --------

$1,780,099       1971       8/87
 2,066,244       1975      10/85
 1,616,049       1976      10/85
   385,220       1975       6/94
   473,099       1971       6/94
   895,819       1992       6/94
 2,737,697       1978      10/85
   288,831       1975       6/94
   807,298       1993      11/93
 1,516,866       1965      10/85
 4,026,479       1965       8/86
 2,475,000       1985      12/87
   307,036       1969       1/96
   281,875       1996       4/96
   222,360       1982       1/96
   429,600       1985       1/96
   122,784       1973       1/96
   227,844       1982       1/96
 1,534,794       1964       1/88
 1,922,815       1972      10/85
   492,859       1995      11/95
   421,416       1995      11/95
 3,793,759       1977      10/85
 3,179,357       1965       8/86
 3,447,168       1986       9/87
 1,669,573       1973       9/92
 1,382,572       1975       9/92
 1,685,007       1960       4/93
                           12/97
   139,020       1996       6/97
   242,735       1974       6/94
 2,117,553       1987      10/90
 1,633,947       1987      10/90
   960,319       1994       6/94
 1,985,970       1987      10/90

                              MEDITRUST CORPORATION
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997


                                                                           Gross Amount at Which Carried at Close of Period
                                              Initial Cost                 ------------------------------------------------
                                               to Company        Cost
                                              ------------    Capitalized
                                               Building &    Subsequent to                      Building &
Description (1)              Encumbrances     Improvements   Acquisitions     Land (2)          Improvements   Total (5)
---------------              ------------     ------------   ------------   ------------        ------------   ---------
Long-term Care, continued
Montgomery, MD......                         $16,888,000                     $1,300,000       $16,888,000     $ 18,188,000
Grand Blanc, MI.....                           6,500,000     $ 863,800          120,000         7,363,800        7,483,800
Riverside, MO.......                           8,559,900                        238,000         8,559,900        8,797,900
Bedford, NH.........          $7,330,824      12,691,500                        808,500        12,691,500       13,500,000
Keene, NH...........                           3,688,917                         87,000         3,688,917        3,775,917
Petersborough, NH...                           4,779,992                        128,700         4,779,992        4,908,692
Milford, NH.........                           3,195,288                         52,000         3,195,288        3,247,288
Milford, NH.........                           4,222,545                         82,000         4,222,545        4,304,545
Winchester, NH......                           3,363,325                         35,000         3,363,325        3,398,325
Bridgewater, NJ.....                          12,208,944       470,000        1,193,400        12,678,944       13,872,344
Bound Brook, NJ.....                           1,624,000                      1,176,000         1,624,000        2,800,000
Oradell, NJ.........                          14,986,000                      1,714,000        14,986,000       16,700,000
Camden, NJ..........                           8,334,780                        450,250         8,334,780        8,785,030
Marlton, NJ.........                          14,060,000                        240,000        14,060,000       14,300,000
New Milford, NJ.....                          11,110,000                      1,090,000        11,110,000       12,200,000
Niskayuna, NY.......                           9,708,000       834,537          292,000        10,542,537       10,834,537
Rennsselaer, NY.....                           1,400,000                                        1,400,000        1,400,000
Troy, NY............                           9,967,564       491,673           56,100        10,459,237       10,515,337
Bellbrook, OH.......                           2,787,134                        212,000         2,787,134        2,999,134
Huber Heights, OH...                           3,593,360                        174,000         3,593,360        3,767,360
Swanton, OH.........                           5,500,000                        350,000         5,500,000        5,850,000
Troy, OH............                           5,756,197       450,000          210,600         6,206,197        6,416,797
Medina, OH..........           6,577,848      10,568,000                        232,000        10,568,000       10,800,000
New London, OH......                           2,110,837                         22,600         2,110,837        2,133,437
West Carrolton, OH..                           3,483,669                        216,400         3,483,669        3,700,069
Erie, PA............                           4,753,000       375,000          335,000         5,128,000        5,463,000
Greensburg, PA......                           5,544,012                        525,000         5,544,012        6,069,012
(4) Facilities, WV..                          16,299,400                        900,600        16,299,400       17,200,000
Assisted Living
Blytheville, AR.....                           3,545,265                                        3,545,265        3,545,265
Maumelle, AR........                           3,898,879                                        3,898,879        3,898,879
Mt. Home, AR........                           3,731,421                                        3,731,421        3,731,421
No. Phoenix, AZ.....                           1,093,084                                        1,093,084        1,093,084
Pocahontas, AR......                           3,482,783                                        3,482,783        3,482,783
Sherwood, AR........                           4,072,191                                        4,072,191        4,072,191



Accum.           Const.     Date
Deprec. (4)(5)   Date     Acquired
--------------   ------   --------
$  949,943       1994       11/95
 1,715,132       1970        5/88
 2,086,462       1965        3/88
   645,407       1992        1/96
   184,440       1965        1/96
   238,992       1976        1/96
   159,768       1900        1/96
   211,128       1972        1/96
   168,168       1987        1/96
   611,419       1971        1/96
   446,559       1963       12/86
   842,967       1995       11/95
 2,292,043       1984       12/86
   790,884       1995       11/95
 2,777,519       1971       12/87
 1,264,401       1976        3/93
   110,846       1975       11/94
 1,150,775       1972        8/93
   493,572       1981       12/90
   636,318       1984       12/90
   378,121       1950        4/95
   288,746       1970        1/96
 2,553,971       1954        4/88
   373,809       1985       12/90
   616,912       1983       12/90
 1,268,844       1977       12/87
   843,151       1991        6/90
   850,801       1987       12/95

                 1996        4/96
                 1996       11/96
                 1996       11/96
                 1997       12/97
                 1996       11/96
                 1996       11/96

                              MEDITRUST CORPORATION
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997


                                                                           Gross Amount at Which Carried at Close of Period
                                              Initial Cost                 ------------------------------------------------
                                               to Company        Cost
                                              ------------    Capitalized
                                               Building &    Subsequent to                     Building &
Description (1)              Encumbrances     Improvements   Acquisitions     Land (2)         Improvements    Total (5)
---------------              ------------     ------------   ------------   ------------       ------------    ---------
Assisted Living, continued
Grand Terrace, CA...                          $3,702,263                    $  450,000        $ 3,702,263     $ 4,152,263
Palm Desert, CA.....                           5,415,920                       784,080          5,415,920       6,200,000
Newark, DE..........                           2,011,812                                        2,011,812       2,011,812
Bradenton, FL.......                           4,046,153                       470,000          4,046,153       4,516,153
Brandon, FL.........                           5,404,280                       290,000          5,404,280       5,694,280
Deland, FL..........                           2,615,000                       275,000          2,615,000       2,890,000
Ft. Myers, FL.......                           3,012,558                       620,000          3,012,558       3,632,558
Ft. Myers, FL.......                           3,252,481                       513,000          3,252,481       3,765,481
Jacksonville, FL....                           3,348,171                       380,000          3,348,171       3,728,171
Jupiter, FL.........                           2,420,000                       380,000          2,420,000       2,800,000
Lakeland, FL........                           6,076,053                       600,000          6,076,053       6,676,053
Lecanto, FL.........                           4,019,365                       150,000          4,019,365       4,169,365
Leesburg, FL........                           2,420,000                       180,000          2,420,000       2,600,000
Melbourne, FL.......                           2,460,000                       240,000          2,460,000       2,700,000
Ocala, FL...........                           2,555,000                       175,000          2,555,000       2,730,000
Orlando, FL.........                           6,201,839                     3,125,000          6,201,839       9,326,839
Ormond Beach, FL....                           2,580,000                       310,000          2,580,000       2,890,000
Pinellas, FL........                           8,785,192                       620,000          8,785,192       9,405,192
Port Orange, FL.....                           2,435,000                       295,000          2,435,000       2,730,000
Port Richey, FL.....                           4,602,955                     1,322,044          4,602,955       5,924,999
Sarasota, FL........                           5,939,699                       540,000          5,939,699       6,479,699
Sarasota, FL........                           7,841,931                                        7,841,931       7,841,931
Stuart, FL..........                           2,380,000                       270,000          2,380,000       2,650,000
Sunrise, FL.........                          13,747,273                       470,000         13,747,273      14,217,273
Tampa, FL...........                           3,366,481                       399,000          3,366,481       3,765,481
Tequesta, FL........                             330,582                                          330,582         330,582
Vero Beach, FL......                           2,380,000                       350,000          2,380,000       2,730,000
West Melbourne, FL..                             396,934                                          396,934         396,934
Chubbock, ID........                           4,472,363                        90,000          4,472,363       4,562,363
Coeur d'Alene, ID...                           6,712,071                       340,000          6,712,071       7,052,071
Pocatello, ID.......                           3,200,000                       160,000          3,200,000       3,360,000
Carmel, IN..........                           4,584,364                                        4,584,364       4,584,364
Abilene, KS.........                           1,720,000                       120,000          1,720,000       1,840,000



Accum.           Const.     Date
Deprec. (4)(5)   Date     Acquired
--------------   ------   --------
$  131,121       1989       8/96
   124,113       1996       2/87

   196,719       1978       3/96
   247,698       1991       3/96
    21,792       1996       9/97
   138,072       1996       3/96
    88,088       1982      12/96
    13,950       1996      11/97
    55,462       1996       6/96
   278,476       1991       3/96
   167,480       1986       5/96
    50,420       1996       3/97
    61,500       1996       6/96
    37,261       1996       6/97
   284,262       1996       3/96
    16,125       1996      10/97
   311,151       1986       8/96
    35,511       1996       6/97
   105,490       1996       2/97
   272,228       1982       3/96
                 1989       8/96
    59,496       1996       6/96
   572,800       1991       5/96
    91,182       1997      12/96
                 1997      12/97
    59,496       1996       6/96

   158,390       1996       8/96
    55,936       1997       6/96
   100,005       1996      10/96
                 1997       5/97
     7,166       1996       6/97

                              MEDITRUST CORPORATION
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997


                                                                           Gross Amount at Which Carried at Close of Period
                                              Initial Cost                 ------------------------------------------------
                                               to Company        Cost
                                              ------------    Capitalized
                                               Building &    Subsequent to                     Building &
Description (1)              Encumbrances     Improvements   Acquisitions     Land (2)         Improvements    Total (5)
---------------              ------------     ------------   ------------   ------------       ------------    ---------
Assisted Living, continued
Hutchinson, KS......                          $9,210,000                    $  390,000        $ 9,210,000      $9,600,000
Wichita, KS.........                           6,762,000                       748,000          6,762,000       7,510,000
Tewksbury, MA.......                           4,943,256                       480,000          4,943,256       5,423,256
Ann Arbor, MI.......                           2,797,488                       280,800          2,797,488       3,078,288
Ann Arbor, MI.......                           2,313,041                                        2,313,041       2,313,041
Farmington I, MI....                           3,205,250                       215,600          3,205,250       3,420,850
Farmington II, MI...                           3,504,592                       246,400          3,504,592       3,750,992
Lansing, MI.........                           6,518,771                       436,000          6,518,771       6,954,771
Shorehaven, MI......                           8,920,000                       460,000          8,920,000       9,380,000
Utica, MI...........                           3,077,414                       277,200          3,077,414       3,354,614
Bartlesville, MN....                           1,125,390                        60,000          1,125,390       1,185,390
Faribault, MN.......                           1,198,173                        86,000          1,198,173       1,284,173
Mankato, MN.........                           1,230,173                        54,000          1,230,173       1,284,173
Sauk Rapids, MN.....                             905,825                        82,000            905,825         987,825
Willmar, MN.........                           1,123,390                        62,000          1,123,390       1,185,390
Winoma, MN..........                           1,200,173                        84,000          1,200,173       1,284,173
Ridgeland, MS.......                           6,170,000                       350,000          6,170,000       6,520,000
Charlotte, NC.......                           4,546,973                       624,000          4,546,973       5,170,973
Charlotte, NC.......                           6,515,381                       504,000          6,515,381       7,019,381
Columbia, NC........                           3,562,784                       231,800          3,562,784       3,794,584
Eastover, NC........                           2,889,859                                        2,889,859       2,889,859
Greensboro, NC......                           3,553,509                       304,000          3,553,509       3,857,509
Manlius, NY.........         $   998,000       8,610,000                       510,000          8,610,000       9,120,000
Greensboro, NC......                           6,321,281                       576,000          6,321,281       6,897,281
Bath, OH............                           4,489,367                                        4,489,367       4,489,367
Bowling Green, OH...                           1,845,000                       200,000          1,845,000       2,045,000
Cincinnati, OH......                           6,872,605                       604,395          6,872,605       7,477,000
Lahanna, OH.........                           4,306,645                                        4,306,645       4,306,645
Lima, OH............                             633,977                                          633,977         633,977
Mansfield, OH.......                           1,148,093                                        1,148,093       1,148,093
Middleburg, OH......                           2,425,074                                        2,425,074       2,425,074
Poland, OH..........                           1,954,093                                        1,954,093       1,954,093
Xenia, OH...........                             965,937                                          965,937         965,937
Bartlesville, OK....                           1,800,000                       110,000          1,800,000       1,910,000




Accum.           Const.     Date
Deprec. (4)(5)   Date     Acquired
--------------   ------   --------
$   76,752       1989       3/96
   309,935       1993       3/96
   226,578       1987       3/96
    75,764       1995      12/96
                 1997       9/97
    86,814       1994      12/96
    94,913       1995      12/96
    27,162                 11/97
   204,413                  2/97
    83,343       1995      12/96
     4,690                 11/97
     4,992                 11/97
     5,126                 11/97
     3,774                 11/97
     4,680                 11/97
     5,000                 11/97
    12,854       1996       6/96
    18,946                 11/97
    27,148                 11/97
    14,846                 11/97
                           11/97
    14,806                 11/97
   143,504       1994       5/97
    26,338                 11/97

    11,532       1997      10/97
   157,498       1997       2/97
                 1997      10/97
                 1997      10/97
                 1997      10/97
                 1997       9/97
                 1997      10/97
                 1997      10/97
     7,500       1997      11/97


                              MEDITRUST CORPORATION

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997



                                                                           Gross Amount at Which Carried at Close of Period
                                              Initial Cost                 ------------------------------------------------
                                               to Company        Cost
                                              ------------    Capitalized
                                               Building &    Subsequent to                    Building &
Description (1)              Encumbrances     Improvements   Acquisitions     Land (2)        Improvements    Total (5)
---------------              ------------     ------------   ------------   ------------      ------------    ---------
Assisted Living, continued
Ontario, OR.........                         $ 2,940,000                    $  110,000        $ 2,940,000     $ 3,050,000
Altoona, PA.........                           3,339,764                                        3,339,764       3,339,764
Lower Makesfield, PA                           4,494,920                       504,000          4,494,920       4,998,920
Montgomery, PA......                           4,487,033                       480,000          4,487,033       4,967,033
Northhampton, PA....                           9,624,115                     1,212,000          9,624,115      10,836,115
North Wales, PA.....                           5,636,172                                        5,636,172       5,636,172
Reading, PA.........                           3,545,280                                        3,545,280       3,545,280
Scranton, PA........                             693,349                                          693,349         693,349
State College, PA...                           3,277,006                       360,000          3,277,006       3,637,006
Anderson Place, SC..                          10,499,705                       170,000         10,499,705      10,669,705
Charleston, SC......                           3,676,366                       399,000          3,676,366       4,075,366
Greenville, SC......                           5,766,684                       160,000          5,766,684       5,926,684
Clarksville, TN.....                           3,460,000                       240,000          3,460,000       3,700,000
Abilene, TX.........                           2,134,231                       150,000          2,134,231       2,284,231
Amarillo, TX........                           3,460,000                       240,000          3,460,000       3,700,000
Texas, ALC..........                          11,155,104                       625,000         11,155,104      11,780,104
Beaumont, TX........                           5,475,201                       410,000          5,475,201       5,885,201
Big Springs, TX.....                           2,037,899                        10,000          2,037,899       2,047,899
Carrollton, TX......                           1,620,000                       250,000          1,620,000       1,870,000
College Station, TX.                           4,257,036                       222,000          4,257,036       4,479,036
Kerrville, TX.......                           1,766,000                       195,000          1,766,000       1,961,000
Lancaster, TX.......                           1,500,000                       175,000          1,500,000       1,675,000
Lubbock, TX.........                           5,362,195                       220,000          5,362,195       5,582,195
Midland, TX.........                           5,410,000                       350,000          5,410,000       5,760,000
Mineral Wells, TX...                           5,456,834                       240,000          5,456,834       5,696,834
Nacodoches, TX......                           4,968,892                       230,000          4,968,892       5,198,892
New Braunfeld, TX...                           1,960,000                       155,000          1,960,000       2,115,000
Pine Ridge, TX......                           4,922,228                       570,000          4,922,228       5,492,228
San Angelo, TX......                           5,342,343                       228,544          5,342,343       5,570,887
San Antonio, TX.....                           2,450,000                       250,000          2,450,000       2,700,000
Temple, TX..........                           1,900,000                       250,000          1,900,000       2,150,000
Wichita Falls, TX...                           5,338,825                       340,000          5,338,825       5,678,825
Odgen, UT...........                           4,236,439                                        4,236,439       4,236,439
Billingham, WA......                           3,327,423                       350,000          3,327,423       3,677,423



Accum.           Const.     Date
Deprec. (4)(5)   Date     Acquired
--------------   ------   --------
$  49,000        1985      5/97
                 1996     12/96
  121,732        1996     12/96
  121,524        1996     12/96
  260,650        1990     12/96
                 1997      7/97
                 1997      2/97
                 1997     12/97
   27,308        1996      8/96
  328,110        1987     10/97
   15,318                 11/97
   12,014        1996      6/96
   21,624        1996      7/96
   31,122        1996      6/97
   50,458        1996      7/96
  464,800        1996      5/96
   79,847        1996      5/96
   29,722        1996      6/97
   27,000        1996      5/97
   65,848        1996      6/97
   29,432        1996      5/97
    9,375        1996     10/97
   78,199        1996      4/96
   78,896        1996      4/96
   79,576        1996      6/97
  165,632        1996      9/96
   28,626        1996      6/97
   40,990                  9/97
   22,382        1996      8/96
   35,728        1997      6/97
   39,580        1996      3/97
   11,123        1996      8/96
                 1997      4/97
  103,980        1996     10/96

                              MEDITRUST CORPORATION

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997



                                                                           Gross Amount at Which Carried at Close of Period
                                              Initial Cost                 ------------------------------------------------
                                               to Company        Cost
                                              ------------    Capitalized
                                               Building &    Subsequent to                    Building &
Description (1)              Encumbrances     Improvements   Acquisitions     Land (2)        Improvements    Total (5)
---------------              ------------     ------------   ------------   ------------      ------------    ---------
Assisted Living, continued
Federal Way, WA.....                         $ 5,185,000                    $  590,000          $5,185,000    $5,775,000
Kirkland, WA........                           5,850,000                     1,150,000           5,850,000     7,000,000
Moses Lake, WA......                           5,770,000                       240,000           5,770,000     6,010,000
Ocean Shores, WA....                           3,201,349                       300,000           3,201,349     3,501,349
Brown Deer, WI......                             635,266                        72,000             635,266       707,266
Analaska, WI........                           1,205,931                        84,000           1,205,931     1,289,931
Eau Claire, WI......                           1,208,173                        76,000           1,208,173     1,284,173
Manitowoc, WI.......                           1,016,608                        70,000           1,016,608     1,086,608
Medford, WI.........                             860,802                        70,000             860,802       930,802
Menomonie, WI.......                             912,000                        57,000             912,000       969,000
Middleton, WI.......                           1,405,738                        76,000           1,405,738     1,481,738
Neenah, WI..........                           1,312,955                        70,000           1,312,955     1,382,955
New Richmond, WI....                             696,000                        54,000             696,000       750,000
Oshkosh, WI.........                           1,016,608                        70,000           1,016,608     1,086,608
Plover, WI..........                           2,093,924                       140,000           2,093,924     2,233,924
Plymouth, WI........                             706,000                        54,000             706,000       760,000
Sun Prairie, WI.....                           1,113,390                        72,000           1,113,390     1,185,390
Sussex, WI..........                             874,824                        86,000             874,824       960,824
Wausau, WI..........                           1,535,443                       140,000           1,535,443     1,675,443
Wisconsin Rapids, WI                           1,233,123                        70,000           1,233,123     1,303,123
Wisconsin Rapids, WI                             956,000                        64,000             956,000     1,020,000
Casper, WY..........                           3,470,087                       260,000           3,470,087     3,730,087

Rehabilitation
Benton, AR..........                           7,865,000       392,410         135,000           8,257,410     8,392,410
Jonesboro, AR.......          $4,036,895      8,861,835                       196,225           8,861,835     9,058,060
Tucson, AZ..........                           9,965,000                                         9,965,000     9,965,000
Bakersfield, CA.....                          10,907,463                     1,522,537          10,907,463    12,430,000
Fresno, CA..........           7,617,157      14,469,580                     2,088,920          14,469,580    16,558,500
Kentfield, CA.......                           9,650,000                       350,000           9,650,000    10,000,000
Topeka, KS..........           4,956,395      10,353,741                     1,295,499          10,353,741    11,649,240
Bowling Green, KY...                          10,000,000                                        10,000,000    10,000,000
Ruston, LA..........           3,995,455      10,021,549                       321,551          10,021,549    10,343,100



Accum.           Const.     Date
Deprec. (4)(5)   Date     Acquired
--------------   ------   --------
$  226,842       1996       4/96
    97,504       1996       5/97
    96,168       1996       5/97
    46,686       1996       8/96
    17,212       1995      12/96
    32,656       1995      12/96
     5,034       1996      11/97
     4,236       1996      11/97
     3,586       1996      11/97
    13,300       1996      11/97
     5,858       1996      11/97
     5,470       1996      11/97
    10,150                  6/97
     4,236       1996      11/97
     8,724       1996      11/97
    10,297       1996      11/97
     4,640       1996      11/97
    23,699       1995      12/96
     6,398       1996      11/97
     5,138       1996      11/97
    13,944       1997       6/97
    57,832       1996       5/97


   974,031       1967       4/93
 1,985,360       1989       2/89
 1,847,662       1990       8/90
 2,067,882       1990       6/90
 2,471,909       1991       3/91
 2,352,170       1963       3/88
 2,321,497       1989       2/89
   895,821       1992       6/94
 2,289,520       1988      12/88

                              MEDITRUST CORPORATION

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997


                                                                           Gross Amount at Which Carried at Close of Period
                                              Initial Cost                 ------------------------------------------------
                                               to Company        Cost
                                              ------------    Capitalized
                                               Building &    Subsequent to                    Building &
Description (1)              Encumbrances     Improvements   Acquisitions     Land (2)        Improvements    Total (5)
---------------              ------------     ------------   ------------   ------------      ------------    ---------
Rehabilitation, continued
Baton Rouge, LA.....        $  5,314,342    $   10,366,008                   $  1,211,000    $   10,366,008    $  11,577,008
New Bedford, MA.....                            10,000,000         859,303                       10,859,303       10,859,303
Battle Creek, MI....                             7,265,913         408,529        146,970         7,674,442        7,821,412
Effingham, NH.......                             8,121,200       3,863,645      1,478,800        11,984,845       13,463,645
Cortland, NY........                            26,309,407       1,503,410        263,000        27,812,817       28,075,817
Arlington, TX.......                            10,132,662                      1,161,338        10,132,662       11,294,000
Ft. Worth, TX.......           5,673,174        10,814,520                      1,548,022        10,814,520       12,362,542

Houston, TX.........           5,152,258        10,707,069                        525,000        10,707,069       11,232,069
Lake Terrace, WA....                             4,389,224         441,796      1,029,980         4,831,020        5,861,000
Waterford, WI.......                            11,515,023       2,093,205        280,000        13,608,228       13,888,228
Acute Care Hospital
Phoenix, AZ.........                            63,960,000                      1,690,000        63,960,000       65,650,000
Alcohol and Substance Abuse
   Treatment Centers and
   Psychiatric Facilities
Hollywood, CA.......                             4,035,000                      1,715,000         4,035,000        5,750,000
Monroe, LA..........                             7,770,000        450,000         530,000         8,220,000        8,750,000
DeSoto, TX..........                             3,934,000      1,775,730         849,270         5,709,730        6,559,000

College Station, TX.                             3,650,771         58,122         980,185         3,708,893        4,689,078

Medical Office Buildings
Arcadia, CA.........           7,870,407        10,500,000         28,311       3,500,000        10,528,311       14,028,311
Palm Beach, FL......                            42,412,964                                       42,412,964       42,412,964

Retail
Arcadia, CA.........                            30,000,000         90,197      11,500,000        30,090,197       41,590,197

Land under Development
Arcadia, CA.........             480,000         6,000,000        223,018      52,330,000         6,223,018       58,553,018
Race Track
Arcadia, CA.........                            28,000,000                     89,000,000        28,000,000      117,000,000
                            ------------    --------------    -----------    ------------    --------------   --------------
       TOTAL                $ 63,357,755    $1,347,477,045    $30,450,752    $249,852,019    $1,377,927,797   $1,627,779,816(3)
                            ============    ==============    ===========    ============    ==============   ==============



Accum.           Const.     Date
Deprec. (4)(5)   Date     Acquired
--------------   ------   --------
$  2,238,557     1988      4/89
     947,737     1920      6/94
     907,090     1933      4/93
   1,375,016     1985      4/93
   3,047,416     1971      8/93
   1,921,010     1990      6/90
   2,005,170     1990      8/90

   2,342,157     1989      4/89
     436,458     1987      5/93
   1,586,484     1968      4/93


   4,663,750     1954      2/95




     975,097     1957      5/88
   1,974,162     1982      5/88
   1,376,838     1988      1/88

     678,877     1987      5/93


      43,750              11/97
                 1995      5/95


     250,000              11/97


                          11/97

     116,667              11/97
------------
$124,831,754
============


                              MEDITRUST CORPORATION
                                  SCHEDULE III

               REAL ESTATE AND ACCUMULATED DEPRECIATION, Continued
                                December 31, 1997

(1)      Facility classifications are Long-Term Care (LTC), Retirement Living
         (RL), Psychiatric Hospital (Psych), Rehabilitation Hospital (Rehab), Assisted Living (AL), and Medical Office Buildings (MOB).

(2) Gross amount at which land is carried at close of period also represents initial cost to Realty.

(3)      Cost for federal income tax purposes.

(4) Depreciation is calculated using a 40-year life for all completed facilities.

(5) Real estate and accumulated depreciation reconciliations for the three years ended December 31, 1997 are as follows:


                                                                                                Accumulated
                                                                           Real Estate         Depreciation
                                                                           -----------         ------------
                                                                                  (In thousands)
Balance at close of year-- December 31, 1994..................            $    626,406          $   65,918
    Additions during the period:
        Acquisitions..........................................                  91,700
        Value of real estate acquired.........................                  69,988
        Additions to existing properties......................                   2,487
        Provision for depreciation............................                                      16,283
    Deductions:
       Lease terminations.....................................                 (35,602)             (3,486)
       Sale of real estate....................................                  (8,600)             (1,512)
                                                                          ------------          -----------
Balance at close of year--December 31, 1995...................                 746,379              77,203
    Additions during the period:
       Acquisitions...........................................                 325,789
       Value of real estate acquired..........................                  36,875
       Additions to existing properties.......................
       Provision for depreciation.............................                                      21,269
    Deductions:
       Sale of real estate....................................                  (4,701)               (390)
                                                                          ------------          ----------
Balance at close of year -- December 31, 1996.................               1,104,342              98,082
    Additions during the period:
       Acquisitions...........................................                 292,607
       Value of real estate acquired in merger................                 237,003
       Provision for depreciation.............................                                      26,750
    Deductions:
        Sale of real estate...................................                  (6,173)
                                                                          ------------          ----------
Balance at close of year -- December 31, 1997.................            $  1,627,779          $  124,832
                                                                          ============          ==========

                              MEDITRUST CORPORATION
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1997



                                                 Interest           Final Maturity
            Description (A)                      Rate                   Date
            ---------------                      ----                   ----
Individual mortgages in excess of 3%
  of the total carrying amount:

26 long-term care facilities located in          10.50%           February 1, 2004
  Illinois




23 long-term care facilities located in Texas    10.40%           November 1, 2004





18 long-term care facilities located in          10.85%           August 23, 2005
Colorado, Florida, Indiana, Kansas, Missouri,
Nebraska, North Carolina, Tennessee and
Washington



     Periodic                  Face                Carrying
     Payment                 Amount of             Amount of
      Terms                  Mortgages            Mortgages (B)
      -----                  ---------            -------------



 Monthly payments of         $ 48,800,000         $ 47,667,000
 principal and interest
 of $446,000, balloon
 payment of $44,588,000
 due at maturity

 Monthly payments of           46,000,000           45,253,000
 principal and interest
 of $417,000, balloon
 payment of $42,085,000
 due at maturity

 Monthly payments of           87,940,000           86,998,000
 principal and interest
 of $825,488, balloon
 payment of $80,961,000
 due at maturity


                              MEDITRUST CORPORATION
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1997



                                                 Interest           Final Maturity
            Description (A)                      Rate                   Date
            ---------------                      ----                   ----
17 long-term care facilities located in          10.75%           May 21, 2003
Arizona, California, Colorado, Florida,
Georgia, Indiana, Kansas, Tennessee and Utah



Mortgages individually less than 3%
  of total carrying amount:

Long-term care facilities, 63 mortgages, face    From 8.83%       From December 1997 (C)
amounts ranging from $900,000 to                  to 12.30%        to July 2007
$42,000,000, located in Arizona, California,
Colorado, Connecticut, Florida, Idaho,
Indiana, Kentucky, Massachusetts, Michigan,
Missouri, Nebraska, New Jersey, New Mexico,
Nevada, New York, Pennsylvania, Rhode Island,
South Carolina, Tennessee, Texas, Utah,
Washington, West Virginia and Wyoming

Rehabilitation hospitals, 3 mortgages, face      From 10.50%      From September 2000
amounts ranging from $9,000,000 to                to 12.50%        to July 2004
$30,975,000, located in California, Colorado
and Tennessee



     Periodic                  Face                Carrying
     Payment                 Amount of             Amount of
      Terms                  Mortgages            Mortgages (B)
      -----                  ---------            -------------
 Monthly payments of          103,618,000          101,310,000
 principal and interest
 of $968,000, balloon
 payment of $95,501,000
 due at maturity





                                                    654,676,000








                                                    46,687,000



                              MEDITRUST CORPORATION
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1997



                                                 Interest           Final Maturity
            Description (A)                      Rate                   Date
            ---------------                      ----                   ----
Retirement living facilities, 5 mortgages,       From 8.83%       From December 1998
face amounts ranging from $5,500,000 to           to 11.00%        to January 2007
$15,820,000, located in Colorado, Florida,
North Carolina, Ohio and Utah

Alcohol and substance abuse treatment            11.00%           September 29, 2005
facility, face amount of $33,300,000, located
in New York

Medical office buildings, 12 mortgages, face     From 8.72%       From February 2004
amounts ranging from $2,400,000 to                to 10.38%        to January 2008
$10,655,000, located in California, Florida,
Tennessee and Texas

Assisted living facilities, 9 mortgages, face    From 9.02%       From September 2005
amounts ranging from $3,030,303 to                to 10.61%        to December 2007
$30,000,000, located in California, Florida,
Michigan, Missouri, Ohio, Oregon, Texas and
Wisconsin

Other notes secured by real estate in            From 8.50%
California                                        to 10.52%

Construction Loans:

Long-term care facilities, 10 loans, amounts     From 10.00%             (E)
ranging from $1,400,000 to $31,336,000,           to 10.50%
located in Colorado, Florida, Idaho,
Michigan, Missouri, New Jersey, Nevada,
Ohio, and Washington



      Periodic                  Face                Carrying
      Payment                 Amount of             Amount of
       Terms                  Mortgages            Mortgages (B)
       -----                  ---------            -------------
                                                     47,971,000




                                                     32,683,000



                                                     83,185,000




                                                     70,724,000






                                                      5,478,000



                                                     73,392,000


                              MEDITRUST CORPORATION
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1997




                                                 Interest           Final Maturity
            Description (A)                      Rate                   Date
            ---------------                      ----                   ----
Medical office buildings, 13 loans, amounts      From 10.00%             (E)
ranging from $2,750,000 to $33,000,000,           to 10.50%
located in Arizona, Florida, Massachusetts,
and Texas

Assisted living facilities, 11 loans, amounts    From 10.00%             (E)
ranging from $3,387,000 to $19,826,000,           to 10.50%
located in Colorado, Florida, Idaho, Indiana,
Michigan and Washington




     Periodic                  Face                Carrying
     Payment                 Amount of             Amount of
      Terms                  Mortgages            Mortgages (B)
      -----                  ---------            -------------
                                                    74,641,000




                                                    62,160,000
                                                --------------


                                                $1,432,825,000 (D)
                                                ==============



                              MEDITRUST CORPORATION
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE


(A)      Virtually all mortgage loans on real estate are first mortgage loans.

(B) No mortgage loan is subject to delinquent principal or interest, except for one property located in New Jersey.

(C)      Mortgage loan term has been extended for a one-year period.

(D)      The aggregate cost for federal income tax purposes.

(E)      Final maturity date will be determined upon completion of construction.

         Reconciliation of carrying amount of mortgage loans for the three years ended December 31, 1997 is as follows:

(In thousands)
       Balance at December 31, 1994...........................     $  923,741
            Additions during period:
               New mortgage loans.............................        152,216
               Construction loan advances.....................        106,946
               Other..........................................          9,953
            Deductions during period:
               Collection of principal........................         (6,615)
               Non-cash deductions............................        (34,386)
               Prepayment of mortgage loans...................        (43,232)
                                                                   ----------
       Balance at December 31, 1995...........................      1,108,623
            Additions during period:
               New mortgage loans.............................        137,686
               Construction loan advances.....................        117,495
               Other..........................................          9,903
            Deductions during period:
               Collection of principal........................        (33,962)
               Non-cash deductions............................        (29,642)
               Prepayment of mortgage loans...................       (128,285)
                                                                   ----------
       Balance at December 31, 1996...........................     $1,181,818
            Additions during period:
               New mortgage loans.............................        139,304
               Construction loan advances.....................        160,557
               Other..........................................          5,764
            Deductions during period:
               Collection of principal........................         (7,629)
               Non-cash deductions............................
               Prepayment of mortgage loans...................        (46,989)
                                                                   ----------
         Balance at December 31, 1997.........................     $1,432,825
                                                                   ==========

Item 9.

           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

         NOT APPLICABLE.

                                    PART III

Item 10.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to Item 4a above and the table and the information following it appearing in the first subsection of the section entitled "Election of Directors of The Meditrust Companies" and the section entitled "The Companies -- Surviving Companies -- Executive Officers and Directors" contained in the Companies' Proxy Statement for its Annual Meeting of Shareholders ("Annual Meeting Proxy Statement"), to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended ("Regulation 14A"). There are no family relationships among any of the Directors or executive officers of the Companies.

         Incorporated by reference to the section entitled "Certain Transactions" contained in the Companies' Annual Meeting Proxy Statement, to be filed pursuant to Regulation 14A.

Item 11.

                             EXECUTIVE COMPENSATION

         Incorporated by reference to the section entitled "Executive Compensation" contained in the Companies' Annual Meeting Proxy Statement, to be filed pursuant to Regulation 14A.

Item 12.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to the table appearing in the first subsection of the section entitled "Election of Directors of The Meditrust Companies" and the section entitled "Principal and Management Shareholders of The Meditrust Companies" contained in the Companies' Annual Meeting Proxy Statement, to be filed pursuant to Regulation 14A.

Item 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the section entitled "Certain Transactions" contained in the Companies' Annual Meeting Proxy Statement, to be filed pursuant to Regulation 14A.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.    Financial Statements

          No financial statements have been filed as a part of this report other than those incorporated by reference in Item 8.

    2.    Financial Statement Schedules                                  Page(s)

Report of Independent Accountants on Financial Statement Schedules.....   35

       II.      Valuation and Qualifying Accounts......................   36
       III.     Real Estate and Accumulated Depreciation...............   37
       IV.      Mortgage Loans on Real Estate..........................   45

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the notes to consolidated financial statements, and therefore, have been omitted.

     3.   Exhibits

          Exhibits required as part of this report are listed in the index appearing on pages 56 through 63.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

         Meditrust Corporation Amended     -    Incorporated by reference to Exhibit 4.1 to Joint
         and Restated 1995 Share                Registration Statement on Form S-8 of Meditrust
         Award Plan                             Corporation and Meditrust Operating Company
                                                (File Nos. 333-39771 and 333-39711-01)

         Meditrust Operating Company       -    Incorporated by reference to Exhibit 4.2 to Joint
         Amended and Restated 1995              Registration Statement on Form S-8 of Meditrust
         Share Award Plan                       Corporation and Meditrust Operating Company
                                                (File Nos. 333-39771 and 333-39771-01)

         Employment Agreement with         -    Form 10-Q for fiscal quarter ended March 31, 1993,
         Abraham D. Gosman                      Exhibit 10.1


(b) Reports on Form 8-K. Santa Anita and The Meditrust Companies each filed one report on Form 8-K during the quarter ended December 31, 1997.

        (i)  Santa Anita
             Joint Current Report on Form 8-K, event date October 2, 1997.

        (ii) Meditrust Corporation and Meditrust Operating Company. Joint Current Report on Form 8-K, event date November 5, 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MEDITRUST CORPORATION

                            By: /s/Laurie T. Gerber
                                ------------------------------------------------
                                Chief Financial Officer
                                (and Principal Financial and Accounting Officer)


Dated:  March 30, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Name                            Title                       Date
          ----                            -----                       ----


/s/ Abraham D. Gosman                 Chairman of the Board of    March 30, 1998
--------------------------            Directors
Abraham D. Gosman


/s/ David F. Benson                   Director, President and     March 30, 1998
--------------------------            Treasurer (Principal Executive
David F. Benson                       Officer)


/s/ Donald J. Amaral                  Director                    March 30, 1998
--------------------------
Donald J. Amaral


/s/ Edward W. Brooke                  Director                    March 30, 1998
--------------------------
Edward W. Brooke


/s/ James P. Conn                     Director                    March 30, 1998
--------------------------
James P. Conn


/s/ John C. Cushman                   Director                    March 30, 1998
--------------------------
John C. Cushman


/s/ C. Gerald Goldsmith               Director                    March 30, 1998
--------------------------
C. Gerald Goldsmith

          Name                            Title                       Date
          ----                            -----                       ----

/s/ Philip L. Lowe                    Director                    March 30, 1998
--------------------------
Philip L. Lowe


/s/ Thomas J. Magovern                Director                    March 30, 1998
--------------------------
Thomas J. Magovern


/s/ Gerald Tsai, Jr                   Director                    March 30, 1998
--------------------------
Gerald Tsai, Jr.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            MEDITRUST OPERATING COMPANY

                            By: /s/ Abraham D. Gosman
                                ---------------------------------------
                                Chairman of the Board, Chief Executive
                                Officer and Treasurer



Dated:  March 30, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          Name                       Title                          Date
          ----                       -----                          ----


/s/ Abraham D. Gosman            Chairman of the Board of         March 30, 1998
--------------------------       Directors, Chief Executive
Abraham D. Gosman                Officer and Treasurer (Principal
                                 Executive, Financial and
                                 Accounting Officer)


/s/ Donald J. Amaral             Director                         March 30, 1998
--------------------------
Donald J. Amaral


/s/ William C. Baker             Director                         March 30, 1998
--------------------------
William C. Baker


/s/ David F. Benson              Director                         March 30, 1998
--------------------------
David F. Benson


/s/ Edward W. Brooke             Director                         March 30, 1998
--------------------------
Edward W. Brooke


/s/ C. Gerald Goldsmith          Director                         March 30, 1998
--------------------------
C. Gerald Goldsmith

          Name                       Title                          Date
          ----                       -----                          ----

/s/ J. Terrence Lanni
---------------------------      Director                         March 30, 1998
J. Terrence Lanni


/s/ Philip L. Lowe               Director                         March 30, 1998
--------------------------
Philip L. Lowe


/s/ Thomas J. Magovern           Director                         March 30, 1998
--------------------------
Thomas J. Magovern


/s/ Gerald Tsai, Jr              Director                         March 30, 1998
--------------------------
Gerald Tsai, Jr.

                                    EXHIBITS

Exhibit
  No                         Title                                          Method of Filing
-------                      -----                                          ----------------
2.1         Third Amended and Restated Agreement and
            Plan of Merger dated as of April 13,
            1997, by and among Santa Anita Realty
            Enterprises, Inc., Santa Anita Operating
            Company, Meditrust and Meditrust
            Acquisiton Company....................     Incorporated by reference to Exhibit 2.1 to the Joint
                                                       Registration Statement on Form S-3 of Santa Anita Realty
                                                       Enterprises, Inc. and Santa Anita Operating Company (File
                                                       Nos. 333-34831 and 333-34831-01)


2.2         Agreement and Plan of Merger, dated as
            of January 2, 1998 by and among
            La Quinta Inns, Inc., Meditrust Corporation
            and Meditrust Operating Company.......     Incorporated by reference to Exhibit 10.1 to the Joint
                                                       Current Report on Form 8-K of Meditrust Corporation and
                                                       Meditrust Operating Company, event date January 3, 1998


2.3         Agreement and Plan of Merger dated as of
            January 11, 1998 among Meditrust
            Corporation, Meditrust Operating Company
            and Cobblestone Holdings, Inc.........     Incorporated by reference to Exhibit 2 to the Joint Current
                                                       Report on Form 8-K of Meditrust Corporation and Meditrust
                                                       Operating Company, event date January 11, 1998


3.1         Certificate of Merger merging Meditrust
            with and into Santa Anita Realty
            Enterprises, Inc. filed with the
            Secretary of State of Delaware on
            November 5, 1997......................     Incorporated by reference to Exhibit 3.1 to the Joint
                                                       Registration Statement on Form S-3 of Meditrust Corporation
                                                       and Meditrust Operating Company (File Nos. 333-40055 and
                                                       333-40055-1)




Exhibit
   No                         Title                                          Method of Filing
--------                      -----                                          ----------------

3.2         Certificate of Amendment of Certificate
            of Incorporation of Meditrust
            Corporation filed with the Secretary of
            State of Delaware on November 5, 1997...   Incorporated by reference to Exhibit 3.2 to the Joint
                                                       Registration Statement on Form S-3 of Meditrust Corporation
                                                       and Meditrust Operating Company (File Nos. 333-40055 and
                                                       333-40055-1)


3.3         Certificate of Merger merging Meditrust
            Acquisiton Company with and into Santa
            Anita Operating Company filed with the
            Secretary of State of Delaware on
            November 5, 1997.......................    Incorporated by reference to Exhibit 3.3 to the Joint
                                                       Registration Statement on Form S-3 of Meditrust Corporation
                                                       and Meditrust Operating Company (File Nos. 333-40055 and
                                                       333-40055-1)


3.4         Certificate of Amendment of
            Certificate of Incorporation of
            Meditrust Operating Company
            filed with the Secretary of
            State of Delaware on November 5, 1997..    Incorporated by reference to Exhibit 3.4 to the Joint
                                                       Registration Statement on Form S-3 of Meditrust Corporation
                                                       and Meditrust Operating Company (File Nos. 333-40055 and
                                                       333-40055-1)


3.5         Restated Certificate of Incorporation of
            Meditrust Corporation filed with the
            Secretary of State of Delaware on
            March 2, 1998...........................   Incorporated by reference to Exhibit 3.2 to the Joint
                                                       Registration Statement on Form S-4 of Meditrust Corporation
                                                       and Meditrust Operating Company (File Nos. 333-47737 and
                                                       333-47737-01)


3.6         Restated Certificate of Incorporation of
            Meditrust Operating Company filed with
            the Secretary of State of Delaware on
            March 2, 1998..........................    Incorporated by reference to Exhibit 3.4 to the Joint
                                                       Registration Statement on Form S-4 of Meditrust Corporation
                                                       and Meditrust Operating Company (File Nos. 333-47737 and
                                                       333-47737-01)





Exhibit
   No                         Title                                          Method of Filing
--------                      -----                                          ----------------


3.7         Amended and Restated By-laws of
            Meditrust Corporation.................     Incorporated by reference to Exhibit 3.5 to the Joint
                                                       Registration Statement on Form S-4 of Meditrust Corporation
                                                       and Meditrust Operating Company (File Nos. 333-47737 and
                                                       333-47737-01)


3.8         Amended and Restated By-Laws of
            Meditrust Operating Company...........     Incorporated by reference to Exhibit 3.6 to the Joint
                                                       Registration Statement on Form S-4 of Meditrust Corporation
                                                       and Meditrust Operating Company (File Nos. 333-47737 and
                                                       333-47737-01)


4.1         Pairing Agreement by and between
            Meditrust Corporation (formerly
            known as Santa Anita Realty
            Enterprises, Inc.) and Meditrust
            Operating Company (formerly known as
            Santa Anita Operating Company
            dated as of December 20, 1979.........     Incorporated by reference to Exhibit 5 to Joint
                                                       Registration Statement on Form 8-A of Santa Anita Operating
                                                       Company filed February 5, 1980


4.2         First Amendment to Pairing Agreement, by
            and between Meditrust Corporation and
            Meditrust Operating Company, dated
            November 6, 1997......................     Incorporated by reference to Exhibit 4.4 to Joint
                                                       Registration Statement on Form S-8 of Meditrust Corporation
                                                       and Meditrust Operating Company (File Nos. 333-39771 and
                                                       333-39771-01


4.3         Second Amendment to Pairing Agreement,
            by and between Meditrust Corporation
            and Meditrust Operating Company, dated
            February, 1998........................     Incorporated by reference to Exhibit 4.3 to the Joint
                                                       Registration Statement on Form S-4 of Meditrust Corporation
                                                       and Meditrust Operating Company (File Nos. 333-47737 and
                                                       333-47737-01)





Exhibit
   No                         Title                                          Method of Filing
--------                      -----                                          ----------------


4.4         Rights Agreement, dated June 15,
            1989, among Meditrust Corporation
            (formerly known as Santa Anita
            Realty Enterprises, Inc.), Meditrust
            Operating Company (formerly known
            as Santa Anita Operating
            Company), and Boston EquiServe, as
            Rights Agent..........................     Incorporated by reference to Exhibit 2.1 to Joint
                                                       Registration Statement on Form 8-A of Santa Anita Realty
                                                       Enterprises, Inc., filed June 19, 1989)


4.5         Appointment of Boston EquiServe as
            Rights Agreement, dated October 24,
            1997..................................     Incorporated by reference to Exhibit 4.6 to Joint
                                                       Registration Statement on Form S-8 of Meditrust Corporation
                                                       and Meditrust Operating Company (File Nos. 333-39771 and
                                                       333-39771-01)


4.6         Meditrust Corporation Amended and
            Restated 1995 Share Award Plan........      Incorporated by reference to Exhibit 4.1 to Joint
                                                        Registration Statement on Form S-8 of Meditrust Corporation
                                                        and Meditrust Operating Company (File Nos. 333-39771 and
                                                        333-39771-01)


4.7         Meditrust Operating Company Amended and
            Restated 1995 Share Award Plan........      Incorporated by reference to Exhibit 4.2 to Joint
                                                        Registration Statement on Form S-4 of Meditrust Corporation
                                                        and Meditrust Operating Company (File Nos. 333-47737 and
                                                        333-47737-01)






Exhibit
   No                         Title                                          Method of Filing
-------                       -----                                          ----------------



4.8       Form of Fiscal Agency Agreement
          dated November 15, 1993 between
          Meditrust and Fleet National Bank
          as fiscal agent..........................    Incorporated by reference to Exhibit 4.7 to Form 10-K of
                                                       Meditrust for the fiscal year ended December 31, 1993


4.9       Form of 6 7/8% Convertible
          Debenture due 1998.......................    Incorporated by reference to Exhibit 4.8 to Form 10-K
                                                       of Meditrust for the fiscal year ended December 31, 1993

4.10       Form of Indenture dated April 23, 1992
          between Meditrust and Fleet National
          Bank, as trustee ........................    Incorporated by reference to Exhibit 4 to the
                                                       Registration Statement on Form S-3 of Mediturst
                                                       (File No. 33-45979)

4.11       Form of 9% convertible Debenture
          due 2002 ................................    Incorporated by reference to Exhibit 4.1 to the
                                                       Registration Statement on Form S-3 of Meditrust
                                                       (File No. 33-45979)


4.12       Form of Indenture dated March 9,
          1994 between Meditrust and Shawmut
          Bank as Trustee..........................    Incorporated by reference to Exhibit 4 to the Registration
                                                       Statement on Form S-3 of Meditrust (File No. 33-50835)








Exhibit
   No                         Title                                          Method of Filing
--------                      -----                                          ----------------


4.13       Form of 7 1/2% Convertible
           Debenture due 2001.....................     Incorporated by reference to Exhibit 4 to the Registration
                                                       Statement on Form S-3 of Meditrust (File No. 33-50835)

4.14       Form of Second Supplemental Indenture
           dated as of July 28, 1995 between
           Meditrust and Fleet National Bank, as
           trustee................................     Incorporated by reference to Exhibit 4.1 to the Current
                                                       Report on Form 8-K of Meditrust dated July 27, 1995

4.15        Form of 8.54% Convertible Senior Note
            due July 1, 2000......................     Incorporated by reference to Exhibit 4.1 to the Current
                                                       Report on Form 8-K of Meditrust dated July 27, 1995

4.16        Form of 8.56% Convertible Senior Note
            due July 1, 2002......................     Incorporated by reference to Exhibit 4.1 to the Current
                                                       Report on Form 8-K of Meditrust dated July 27, 1995


4.17         Form of Distribution Agreement dated
             August 10, 1995 between Meditrust,
             Goldman, Sachs & Co. and other
             underwriters relating to $200,000,000
             of Medium-term Notes..................    Incorporated by reference to Exhibit 4.1 to the Current
                                                       Report on Form 8-K of Meditrust dated August 8, 1995


4.18         Form of Third Supplemental Indenture
             dated as of August 10, 1995 between
             Meditrust and Fleet National Bank.....    Incorporated by reference to Exhibit 4.2 to the  Current
                                                       Report on Form 8-K of Meditrust dated August 8, 1995

4.19         Form of Fixed Rate Senior Medium-term
             Note..................................    Incorporated by reference to Exhibit 4.3 to the Current
                                                       Report on Form 8-K of Meditrust dated August 8, 1995






 Exhibit
    No                        Title                                          Method of Filing
----------                    -----                                          ----------------

4.20          Form of Floating Rate Medium-term
              Note ................................    Incorporated by reference to Exhibit 4.4 to the Current
                                                       Report on Form 8-K of Meditrust dated August 8, 1995

4.21         Form of First Supplemental Indenture
             dated as of July 26, 1995 between
             Meditrust and Fleet National Bank.....    Incorporated by reference to Exhibit 4.1 to the  Current
                                                       Report on Form 8-K of Meditrust dated July 13, 1995


4.22         Form of 7.375% Note due July 15, 2000..   Incorporated by reference to Exhibit 4.1 to the Current
                                                       Report on Form 8-K of Meditrust dated July 13, 1995

4.23         Form of 7.60% Note due July 15, 2001..    Incorporated by reference to Exhibit 4.1 to the Current
                                                       Report on Form 8-K of Meditrust dated July 13, 1995

4.24         Form of Fourth Supplemental Indenture
             dated as of September 5, 1996, between
             Meditrust and Fleet National Bank ....    Incorporated by reference to Exhibit 4.1 to the Current
                                                       Report on Form 8-K of Meditrust dated July 13, 1995


4.25         Form of 7.82% Note due
             September 10, 2026 ...................    Incorporated by reference to Exhibit 4.1 to the Current
                                                       Report on Form 8-K of Meditrust dated July 13, 1995

4.26         Form of Seventh Supplemental Indenture
             dated August 12, 1997 between Meditrust
             and Fleet National Bank ..............    Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Meditrust dated July 13, 1995

4.27         Form of Remarketed Reset Note due
             August 15, 2002 .......................   Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Meditrust dated July 13, 1995

4.28         Form of Fifth Supplemental Indenture
             dated as of August 12, 1997 between
             Meditrust and Fleet National Bank .....   Incorporated by reference to Exhibit 4.1 to the Current Report on
                                                       Form 8-K of Meditrust dated July 13, 1995

4.29         Form of 7% Notes due August 15, 2007 ...  Incorporated by reference to Exhibit 4.1 to the Current Report on
                                                       Form 8-K of Meditrust dated July 13, 1995


4.30         Form of Sixth Supplemental Indenture
             dated as of August 12, 1997 between
             Meditrust and Fleet National Bank ......  Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Meditrust dated July 13, 1995

4.31         Form of 7.114% Note due
             August 15, 2011 ........................  Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Meditrust dated July 13, 1995


10.1         Amended and Restated Lease Agreement
             between Mediplex of Queens, Inc. and
             QPH, Inc. dated December 30, 1986.....    Incorporated by reference to Exhibit 2.2 to the Form 8-K of
                                                       Meditrust dated January 13, 1987

10.2         Form of Lease for Carmel, New York and
             Scotia, New York facilities............   Incorporated by reference to Exhibit 10.5 to the
                                                       Registration Statement on Form S-11 (File No. 33-7483)






 Exhibit
    No                        Title                                          Method of Filing
---------                     -----                                          ----------------


10.3         Revolving Credit Agreement dated
             as of October 23, 1997 between the
             Company and Via Banque.................   Filed herewith

10.4         Revolving Credit Agreement dated
             September 15, 1997 among the
             Company, various financial institutions
             and Fleet National Bank, as Agent, and
             Morgan Guaranty Trust Company of
             New York and First Union National
             Bank of North Carolina, as Co-Agents...   Filed herewith


11           Statement Regarding Computation of
             Per Share Earnings....................    Filed herewith


21           Subsidiaries of the Registrant........    Filed herewith


23           Consent of Coopers & Lybrand L.L.P....    Filed herewith

27           Financial Data Schedule ..............    Incorporated by reference to Exhibit 27 to
                                                       the Joint Current Report of Meditrust Corporation and
                                                       Meditrust Operating Company on Form 8-K, dated
                                                       February 26, 1998
