Form 10-K/A
period 1997-12-31
MEDITRUST OPERATING CO; MEDITRUST CORP
filed 1998-04-30
CIK 313749, 314661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

(MARK ONE)

[X] AMENDMENT NO. 1 TO JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A, or any amendment to this Form 10-K/A.
                  ---


Aggregate market value of the paired voting stock of Meditrust Corporation and of Meditrust Operating Company held by non-affiliates as of December 31, 1997 was $3,227,685,000. The number of shares of common stock, par value $.10 per share, outstanding as of December 31, 1997 for Meditrust Corporation was 89,433,302 and Meditrust Operating Company was 88,127,925.


The following documents are incorporated by reference into the indicated Part of this Form 10-K/A.


        Document                                                           Part
        --------                                                           ----

Amended Current Report on Form 8-K/A dated February 26, 1998                II

Item 4a.

                      EXECUTIVE OFFICERS OF THE REGISTRANTS


        The following information relative to Realty's executive officers is given as of April 29, 1998:



         Name                     Age      Position with Realty
         ----                     ---      --------------------

         Abraham D. Gosman        69       Chairman
         David F. Benson          49       President and Director
         Michael F. Bushee        40       Chief Operating Officer
         Michael S. Benjamin      40       Senior Vice President, Secretary
                                              and Corporate Counsel
         Laurie T. Gerber         40       Chief Financial Officer
         Stephen C. Mecke         35       Vice President of Development
         Debora A. Pfaff          34       Vice President of Operations
         Stephen H. Press         61       Vice President
         John G. Demeritt         38       Controller
         Richard W. Pomroy        40       Vice President of Property Management
         John E. Ryan, Jr.        48       Vice President of Acquisitions


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

         John E. Ryan, Jr. has been Vice President of Acquisitions at Realty since October 1997. Most recently he was Vice President of Acquisitions for Harborside Healthcare Corporation, a major regional owner and operator of nursing homes, where Mr. Ryan was responsible for new business development. In this position he directed the company's rapid growth, leading to an initial public offering in June 1996. With over 20 years of health care finance and acquisition experience, Mr. Ryan has previously worked as a commercial and investment banker for several banking firms. Mr. Ryan is responsible for new business development and marketing for Realty's health care investments.

         The following information relative to Operating's executive officers is given as of April 29, 1998:



                Name             Age        Position with Operating
                ----             ---        -----------------------
         Abraham D. Gosman        69        Chairman and Chief Executive Officer
         Edward J. Robinson       57        Chief Operating Officer



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



         Edward J. Robinson was appointed Chief Operating Officer of Operating in April 1998. Mr. Robinson was formerly President and Chief Operating Officer of Avon Products, Inc. since November 1993, and had been a Director of Avon since May 1992. He joined Avon in April 1989 as Executive Vice President and Chief Financial Officer. Immediately prior to joining Avon, he had served as Executive Vice President--Finance and Chief Financial Officer of RJR Nabisco, Inc. since 1987. Mr. Robinson was associated with RJR Nabisco, Inc. and its predecessor companies, Nabisco Brands, Inc. and Standard Brands Incorporated, for 16 years serving in a number of senior financial positions, including Controller, Treasurer and Chief Financial Officer.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The information required by this item is incorporated herein by reference to the "Consolidated Financial Statements", "Notes to Consolidated Financial Statements" and "Report of Independent Accountants" in the Amended Current Report on Form 8-K/A dated February 26, 1998.



                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


To the Shareholders and Directors of The Meditrust Companies:


Our report on the consolidated financial statements of The Meditrust Companies, Meditrust Corporation and Meditrust Operating Company, has been incorporated by reference in this Form 10-K/A from The Meditrust Companies' Amended Current Report on Form 8-K/A dated February 26, 1998. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 51 of the Form 10-K.


In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


Boston, Massachusetts                                  Coopers & Lybrand L.L.P.
January 30, 1998



The Financial Statement Schedules of Meditrust Corporation have not been amended; such Schedules appear under Item 8 of the Joint Form 10-K of The Meditrust Companies, beginning on page 36 thereof.

                                    PART III


General


     As used in this Part III, Meditrust means Realty or, as the context may require, Meditrust, the Massachusetts business trust ("Meditrust's Predecessor"), and the term "Shares" means shares of beneficial interest of Meditrust's Predecessor or Shares of paired common stock of Realty and Operating, as the context may require. The mergers of Meditrust's Predecessor with and into Santa Anita Realty Enterprises, Inc. ("SAE"), with SAE as the surviving corporation, and Meditrust Acquisition Corporation with and into Santa Anita Operating Company ("SOA" and together with SAE, "Santa Anita"), with SAO as the surviving corporation, are herein referred to as the "Santa Anita Mergers." All Share prices and numbers of Shares have been adjusted to reflect the Santa Anita Mergers.


Item 10.


DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS



Executive Officers of The Meditrust Companies


Incorporated by reference to Item 4a of this Form 10-K/A under the caption "Executive Officers of the Registrants."


Directors of The Meditrust Companies



     The respective Boards of Directors of each of The Meditrust Companies are divided into three classes. Each class has a term of three years and the terms are staggered so that in each year only one class of Directors for each of The Meditrust Companies is elected.



                               Current Directors



                                                                              Director of
        Name and Principal                                                Named Entity or its
     Occupation or Employment         Age           Director of            Predecessor Since     Term Expires
----------------------------------   -----   -------------------------   --------------------   --------------
Donald J. Amaral .................    45     Meditrust and Operating     1997 and 1997          1999 and 1999
 President and Chief Executive
 Officer of Coram HealthCare
 Corp., a health care provider
William C. Baker .................    64     Operating                   1991                   2000
 Chief Executive Officer of The
 Santa Anita Companies, a division
 of Operating
David F. Benson ..................    49     Meditrust and Operating        1991 and 1997       1998 and 1998
 President and Treasurer of
 Meditrust
Nancy G. Brinker .................    51     Meditrust and Operating        1998 and 1998       1998 and 1998
 Founding Chairman, Susan G.
 Komen Breast Cancer Foundation
Edward W. Brooke .................    78     Meditrust and Operating        1985 and 1997       2000 and 2000
 Retired
William G. Byrnes ................    47     Meditrust and Operating        1998 and 1998       1998 and 1998
 Professor of Finance, Georgetown
 University Business School

                                                                                    Director of
           Name and Principal                                                   Named Entity or its
        Occupation or Employment           Age            Director of            Predecessor Since     Term Expires
----------------------------------------   -----   -------------------------   --------------------   --------------
James P. Conn ..........................    60     Meditrust                           1995                1999
 Managing Director and Chief
 Investment Officer of Financial
 Security Assurance, Inc., an
 insurance company
John C. Cushman, III ...................    57     Meditrust                           1996                2000
 President and Chief Executive
 Officer of Cushman Realty
 Corporation, a commercial real
 estate brokerage firm
C. Gerald Goldsmith ....................    70     Meditrust and Operating        1997 and 1997       2000 and 2000
 Independent investor and financial
 consultant
Abraham D. Gosman ......................    69     Meditrust and Operating        1985 and 1997       2000 and 2000
 Chairman of The Meditrust
 Companies and Chief Executive
 Officer of Operating
Philip Lowe ............................    81     Meditrust and Operating        1987 and 1997       1998 and 1998
 Principal of Philip L. Lowe and
 Associates, a consulting firm .........
Thomas J. Magovern .....................    55     Meditrust and Operating        1985 and 1997       1998 and 1998
 Regional Vice President, Real Estate
 Asset Management, Summit Bank, a
 New Jersey banking institution
Gerald Tsai, Jr. .......................    69     Meditrust and Operating        1992 and 1997       1999 and 1999
 Chairman, Chief Executive Officer
 and President of Delta Life
 Corporation, an annuity company



     Donald J. Amaral has been a Director of The Meditrust Companies since October 1997. Mr. Amaral has served as director, President and Chief Executive Officer of Coram HealthCare Corp. since October 13, 1995. Previously, he was President and Chief Operating Officer of OrNda Healthcorp from April 1994 to August 1995, and served in various executive positions with Summit Health Ltd. from October 1989 to April 1994, including President and Chief Executive Officer between October 1991 and April 1994. Summit was merged into OrNda in April 1994. Prior to joining Summit, Mr. Amaral was President and Chief Operating Officer of Mediplex from 1986 until October 1989. Mr. Amaral is also a member of the Board of Directors of Summit Care Corporation.


     William C. Baker has been a Director of Operating since November 1997. Prior to such date, he served as Chairman of the Board of SAE, and Chairman of the Board and Chief Executive Officer of SAO from August 1996 through the completion of the Santa Anita Mergers and as a Director from 1991 through the completion of the Santa Anita Mergers. Mr. Baker was Chief Executive Officer of SAE from April l996 to August 1996. Mr. Baker was the President of Red Robin International, Inc. (restaurant company) from 1993 to 1995, a private investor from 1988 to 1992 and Chairman of the Board and Chief Executive Officer of Del Taco, Inc. (restaurant franchises) from 1976 to 1988. He has also served as Chairman of the Board of Coast Newport Properties (real estate brokers) since 1991. Mr. Baker is a Director of Callaway Golf Company (golf equipment) and Public Storage, Inc. (REIT).


     David F. Benson has been a Director of The Meditrust Companies since November 1997. Mr. Benson has been President and Treasurer of Meditrust since November 1997. Prior to such time, Mr. Benson served as a Trustee and President of Meditrust's Predecessor from September 1991 and Treasurer from October 1996, in each case through the completion of the Santa Anita Mergers. Mr. Benson also served as Treasurer of Meditrust from January 1986 to May 1992. He was Treasurer of Mediplex from January 1986 through June 1987. He was previously associated with Coopers & Lybrand L.L.P., independent accountants, from 1979 to 1985. Mr. Benson is a trustee of Mid-Atlantic Realty Trust and a member of the Board of Directors of Harborside Healthcare Corporation and Nursing Home Properties, Plc.


     Nancy G. Brinker has been a Director of The Meditrust Companies since April 1998. She has served as Founding Chairman of the Susan G. Komen Breast Cancer Foundation since 1982, and she has been a healthcare consultant since 1992. She was Chief Executive Officer of In Your Corner, Inc., a health and wellness products and information company from October 1995 to April 1998. She is a member of the Board of Directors of Physician Reliance Network, Inc.


     Edward W. Brooke has been a Director of The Meditrust Companies since November 1997. Prior to such date, he served as a Trustee of Meditrust's Predecessor from 1985 through the completion of the Santa Anita Mergers. Mr. Brooke was a partner of O'Connor & Hannan, a Washington, D.C. law firm, from 1979 until January 1997. From 1979 until October 1990 he was Of Counsel to Csaplar & Bok, a Boston law firm. He was United States Senator from Massachusetts from January 1967 to January 1979 and the Massachusetts Attorney General from 1963 to 1967.


     William G. Byrnes has been a Director of The Meditrust Companies since April 1998. He has been appointed a Distinguished Teaching Professor of Finance at the Georgetown University Business School, effective July 1998. He was a Managing Director of BT Alex. Brown (and its predecessor, Alex. Brown & Sons Incorporated) from 1981 through February 1998. He is a member of the Board of Directors of JDN Realty Corporation.


     James P. Conn has been a Director of Meditrust since November 1997. Prior to such date, he served as a Director of SAE and SAO from 1995 through the completion of the Santa Anita Mergers. Mr. Conn has been the Managing Director and Chief Investment Officer of Financial Security Assurance, Inc. (insurance) since 1992. He was also the President and Chief Executive Officer of Bay Meadows Operating Company (horse racing) from 1988 to 1992. Mr. Conn is a Trustee of Gabelli Equity Trust and Gabelli Global Multimedia Trust (investment companies).


     John C. Cushman, III has been a Director of Meditrust since November 1997. Prior to such date, he served as a Director of SAE and SAO from 1996 through the completion of the Santa Anita Mergers. Mr. Cushman has been the President and Chief Executive Officer of Cushman Realty Corporation since 1978. He is a Director of National Golf Properties, Inc. (golf course owner).


     C. Gerald Goldsmith has been a Director of The Meditrust Companies since November 1997. Prior to such date, he served as a Trustee of Meditrust's Predecessor from August 1997 through the completion of the Santa Anita Mergers. Mr. Goldsmith was Chairman and President of I.C.D., a New York Stock Exchange listed company from 1972 to 1976, and since then he has been an independent investor and financial advisor. He currently serves as a Director of Nine West Group, Inc., Palm Beach National Bank & Trust Company, American Banknote Corporation and Innkeepers USA Trust. He also serves as Chairman of the Board of Intercoastal Health Foundation.


     Abraham D. Gosman is the Chairman of the Boards of Directors of The Meditrust Companies and Chief Executive Officer of Operating. Mr. Gosman has been the Chairman of the Boards of Directors of The Meditrust Companies since November 1997. Prior to such time, Mr. Gosman was Chairman of Meditrust's Predecessor from its organization in 1985 through the completion of the Santa Anita Mergers and became Chief Executive Officer of Meditrust's Predecessor in February 1991. Mr. Gosman is also the Chairman of the Board, Chief Executive Officer and President of PhyMatrix Corp., a publicly traded physician practice management company which renders managerial and administrative services to a variety of specialized medical care and treatment providers. Additionally, Mr. Gosman is Chairman of the Board of CareMatrix Corporation, a publicly traded company which provides a full range of quality senior residential services in assisted living settings. Mr. Gosman was the Chief Executive Officer of The Mediplex Group, Inc. ("Mediplex"), an operator and developer of health care facilities, from its inception in 1983 until 1988 and from 1990 until June 1994, when Mediplex was acquired by Sun Healthcare Group, Inc. Mr. Gosman has been in the health care and development business for more than 30 years.


     Philip L. Lowe has been a Director of The Meditrust Companies since November 1997. Prior to such date, he served as a Trustee of Meditrust's Predecessor from 1987 through the completion of the Santa Anita Mergers. Mr. Lowe has been a principal of Philip L. Lowe and Associates, a consulting firm, and its predecessors, for more than five years and until March 1997 had been a Director of Analog Devices, Inc. for 17 years.

     Thomas J. Magovern has been a Director of The Meditrust Companies since November 1997. Prior to such date, he served as a Trustee of Meditrust's Predecessor from 1985 through the completion of the Santa Anita Mergers. Mr. Magovern has been a Regional Vice President, Real Estate Asset Management of Summit Bank (successor to United Jersey Bank), a New Jersey banking institution, since November 1995. He was a principal of Nationwide Financial Corp., a real estate consulting firm from September 1993 to October 1995. Mr. Magovern was Executive Vice President of Northeast Savings, F.A. from January 1991 until February 1993. Prior to that time he had been Senior Vice President of City Savings Bank, F.S.B. from April 1989 until January 1991 and a Vice President of that bank for more than five years.


     Gerald Tsai, Jr. has been a Director of The Meditrust Companies since November 1997. Prior to such date, he served as a Trustee of Meditrust's Predecessor from 1992 through the completion of the Santa Anita Mergers. Mr. Tsai, the Chairman, Chief Executive Officer and President of Delta Life Corporation, an annuity company, since February 1993. Mr. Tsai retired in 1991 as Chairman of the Executive Committee of the Board of Directors of Primerica Corporation, a diversified financial services company, which position he held since December 1988. From January 1987 to December 1988, Mr. Tsai was Chairman, and from April 1986 to December 1988, he was Chief Executive Officer of Primerica Corporation. He is a director of Rite Aid Corporation, Sequa Corporation, Triarc Companies, Inc., Proffitt's, Inc. and Zenith National Insurance Corp. Mr. Tsai is also a Trustee of Boston University and New York University Medical Center.


     In the event that the La Quinta merger is consummated, the Boards of Directors of The Meditrust Companies intend to elect Thomas M. Taylor, age 55, as a Director of each of The Meditrust Companies, with his terms to expire in 2000. Mr. Taylor has been President of each of Thomas M. Taylor & Co., a Texas based investment consulting firm, and TMI-FW, Inc., an investment advisor to Tundra Investors L.P., since 1985. He is Chairman of the Board of La Quinta and also serves on the Board of Directors of each of Encal Energy Limited, MacMillan Bloedel Limited, Moore Corporation, Kirby Corporation and John Wiley & Sons.


Family Relationships


     There are no family relationships among any of the Directors, executive officers or persons nominated or chosen to become a Director or executive officer of the The Meditrust Companies.


Section 16(a) Beneficial Ownership Reporting Compliance


     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to The Meditrust Companies during its most recent fiscal year, Forms 5 and amendments thereto furnished to The Meditrust Companies with respect to its most recent fiscal year and written representations furnished to The Meditrust Companies, no officer, Director or 10% beneficial owner of The Meditrust Companies failed to timely file a required Form except for Mr. John
G. Demeritt, Controller of Meditrust who, prior to November 5, 1997 was a reporting person. Mr. Demeritt failed to file a Form 5 for 1996 to reflect the grant of 35,000 options on September 1, 1996. A Form 4 disclosing this grant was filed on August 27, 1997.


Item 11


EXECUTIVE COMPENSATION


Meditrust


     The following table sets forth the compensation paid to those individuals who served as Meditrust's Chief Executive Officer, or in a similar capacity, and the four other most highly compensated executive officers other than the Chief Executive Officer, or such individuals who served in a similar capacity, in 1997 for services rendered in all capacities to Meditrust and its subsidiaries during the fiscal years ended December 31, 1997, 1996 and 1995.

                          Summary Compensation Table



                                                                                                       Long-Term
                                                                                                      Compensation
                                                          Annual Compensation                            Awards
                                    --------------------------------------------------------------   -------------
                                                                                      All Other        Securities
                                                                                    Compensation       Underlying
   Name and Principal Position          Year         Salary($)        Bonus($)         ($)(1)         Options (#)
---------------------------------   -------------   -----------   -------------   ----------------   -------------
Abraham D. Gosman ...............       1997(2)      759,420        726,562(3)      148,568(4)        1,201,600
 Chairman and former Chief              1996         900,000        885,938(3)      179,249(4)                0
 Executive Officer                      1995         767,559        834,375(3)      375,754(4)                0

David F. Benson .................       1997         350,000        391,384(5)        6,610             480,640
 President and Treasurer                1996         290,000        335,997(5)        6,370                   0
 and current Chief Executive            1995         275,000        123,060(5)        6,240                   0
 Officer

Michael S. Benjamin .............       1997         200,000        238,141(6)        6,536             360,480
 Senior Vice President, Secretary       1996         175,000        240,318(6)        6,305                   0
 and General Counsel                    1995         165,000         84,459(6)        6,175                   0

Michael F. Bushee ...............       1997         200,000        238,141(6)        6,377             360,480
 Chief Operating Officer                1996         175,000        240,318(6)        6,305                   0
                                        1995         165,000         84,459(6)        6,175                   0

Laurie T. Gerber ................       1997         155,000        149,525(7)        5,907             120,160
 Chief Financial Officer                1996(8)        6,458         13,370(7)            0                   0

John G. Demeritt ................       1997          77,000         25,000(9)        5,308                   0
 Controller                             1996          70,000         11,521(9)        5,258                   0
                                        1995(10)      23,333              0               0                   0



----------------
 (1) Includes 401(k) plan contributions of $4,008, $4,750, $4,750, $4,750,
     $4,750 and $4,750 in 1997, $4,750, $4,750, $4,750, $4,750, $0 and $4,750
     in 1996, and $4,620, $4,620, $4,620, $4,620, $0 and $0 in 1995, and term life insurance premium payments of $737, $1,860, $1,785, $1,627, $1,157 and $558 in 1997, $785, $1,620, $1,555, $1,555, $0 and $508 in 1996, and
     $0, $1,620, $1,555, $1,555, $0 and $0 in 1995, on behalf of Messrs.
     Gosman, Benson, Benjamin, Bushee, Ms. Gerber and Mr. Demeritt, respectively.
 (2) Mr. Gosman became an employee of Operating on November 5, 1997 and ceased to be the Chief Executive Officer of, or otherwise employed by, Meditrust on such date. Information provided with respect to 1997 is for the period January 1, 1997 through November 4, 1997. After such date, Mr. Benson began serving in a similar capacity for Meditrust for the remainder of the fiscal year ended December 31, 1997.
 (3) For the years 1997, 1996 and 1995, figures relate to Meditrust's issuance to Mr. Gosman of (i) 22,530 Shares in three equal installments valued at $30.27, $31.89 and $34.59 per Share on April 1, 1997, July 1, 1997 and
     October 1, 1997; (ii) 30,040 Shares in four equal installments valued at $27.88, $28.09, $29.23 and $32.77 per Share on April 12, 1996, July 8,
     1996, October 3, 1996 and January 3, 1997; and (iii) 30,040 Shares in four equal installments valued at $24.55, $28.50, $28.82 and $29.23 per Share on April 4, 1995, July 3, 1995, October 2, 1995 and January 2, 1996. All issuance prices are the closing prices for Shares on the New York Stock Exchange on the respective dates of issuance.
 (4) $143,822, $173,714 and $371,134 of which reflects the current dollar value of the benefit to Mr. Gosman of the portion of the premium paid by Meditrust in 1997, 1996 and 1995, respectively, with respect to a split-dollar life insurance agreement (see "Further Information Regarding the Boards of Directors and Executive Officers" below for a description of such agreement). The benefit for each of 1997, 1996 and 1995 was determined by calculating the time value of money (using the applicable short-term federal funds rate of 5.68%, 5.76% and 6.62%, respectively) of the portion of the premium paid by Meditrust in 1997 ($2,532,082) relating to non-term life insurance for the period from May 19, 1997 (the date on which the premium was paid) until June 18, 1998 (which is the earliest date on which Meditrust could terminate the agreement and obtain a refund of the premium paid); in 1996 ($2,951,045) for the period from May 19, 1996 until June 18, 1997; and in 1995 ($2,969,260) for the period from May 19, 1995 to June 18, 1997. Operating assumed the obligations of Meditrust under such split-dollar life insurance agreement on November 5, 1997.

 (5) For the years 1997, 1996 and 1995, $167,286, $121,832 and $48,060 of which relates to Meditrust's issuance to Mr. Benson of (i) 5,097 Shares in three installments valued at $30.27, $31.89 and $36.31 per Share on April 1, 1997, July 1, 1997 and October 10, 1997; (ii) 514 Shares and 3,827 Shares valued at $27.88 and $28.09 per Share on April 12, 1996 and July 8, 1996; and 1,730 Shares in four equal quarterly installments valued at $24.55, $28.50, $28.82 and $29.23 per Share on April 4, 1995, July 3, 1995,
     October 2, 1995 and January 2, 1996. All issuance prices are the closing prices for Shares on the New York Stock Exchange on the respective dates of issuance.
 (6) For the years 1997, 1996 and 1995, $86,875, $130,318 and $29,459 of which relates to Meditrust's issuance to Messrs. Benjamin and Bushee of (i) 2,734 Shares in installments valued at $30.27, $31.89 and $36.38 per Share on April 1, 1997, July 1, 1997 and January 2, 1998; (ii) 308, 2,792, 1,135
     and 307 Shares valued at $27.88, $28.09, $29.23 and $32.77 per Share on April 12, 1996, July 8, 1996, October 3, 1996 and January 3, 1997; and
     (iii) 1,017 Shares in four equal quarterly installments valued at $24.55, $28.50, $28.82 and $29.23 per Share on April 4, 1995, July 3, 1995,
     October 2, 1995 and January 2, 1996. All issuance prices are the closing prices for Shares on the New York Stock Exchange on the respective dates of issuance.
 (7) For the years 1997 and 1996, $39,472 and $13,370 of which relates to Meditrust's issuance to Ms. Gerber of (i) 1,224 Shares in three equal installments valued at $30.27, $31.89 and $34.59 per Share on April 1, 1997, July 1, 1997 and October 10, 1997 and (ii) 408 Shares valued at $32.77 per Share on January 3, 1997. All issuance prices are the closing prices for Shares on the New York Stock Exchange on the respective dates of issuance.
 (8) Ms. Gerber commenced her employment with Meditrust in December 1996.
 (9) For the years 1997 and 1996, $37,957 and $6,488 of which relates to Meditrust's issuance to Mr. Demeritt of (i) 664 Shares in four equal quarterly installments valued at $30.27, $31.89, $34.59 and $36.375 per Share on April 1, 1997, July 1, 1997, October 1, 1997 and January 2, 1998; and (ii) 220 Shares in four equal quarterly installments valued at $27.88, $28.09, $29.23 and $32.77 per Share on April 12, 1996, July 8, 1996,
     October 3, 1996 and January 3, 1997. All issuance prices are the closing prices for Shares on the New York Stock Exchange on the respective dates of issuance.
(10) Mr. Demeritt commenced his employment with Meditrust in September 1995.

     The following table sets forth information concerning the grant of stock options to the following persons during the fiscal year ended December 31, 1997:

                       Option Grants in Last Fiscal Year




                                    Number of       Percent of Total    Exercise
                                   Securities        Options Granted     Based                   Grant Date
                                   Underlying         to Employees       Price     Expiration     Present
             Name              Options Granted(#)        in 1997       ($/Share)      Date      Value ($)(1)
----------------------------- -------------------- ------------------ ----------- ------------ -------------
Abraham D. Gosman ...........      1,201,600               46             32.77       8/07       4,049,392
David F. Benson .............        480,640               18             32.77       8/07       1,619,757
Michael S. Benjamin .........        360,480               14             32.77       8/07       1,214,818
Michael F. Bushee ...........        360,480               14             32.77       8/07       1,214,818
Laurie T. Gerber ............        120,160                5             32.77       8/07         404,939
John G. Demeritt ............              0                0                --         --               0



----------------
(1) In accordance with Securities and Exchange Commission rules, the Black-Scholes option pricing model was used to estimate the grant date present value of the options set forth in this table. The option pricing model assumed an estimated volatility of 16%, dividend yield of 7.9%, risk-free rate of return ranging from 5.9 to 6.7% and an expected life of four years from the date of grant.

     The following table sets forth information concerning exercises of stock options by the following persons during the fiscal year ended December 31, 1997 and the number and value of their stock options at December 31, 1997:





                                                           Number of Securities     Value of Unexercised
                                                          Underlying Unexercised    In-the-Money Options
                                  Shares        Value    Options at 12/31/97 (#)       at 12/31/97($)
                                Acquired on   Realized         Exercisable/             Exercisable/
             Name              Exercise (#)    ($)(1)         Unexercisable           Unexercisable(2)
----------------------------- -------------- ---------- ------------------------- ------------------------
Abraham D. Gosman ...........          0      $     0      277,994/1,201,600         $4,036,136/$4,633,610
David F. Benson .............          0            0       90,968/480,640            1,111,980/ 1,853,444
Michael S. Benjamin .........          0            0       32,043/360,480              370,234/ 1,390,083
Michael F. Bushee ...........          0            0       32,043/360,480              370,234/ 1,390,083
Laurie T. Gerber ............          0            0            0/120,160                    0/ 463,361
John G. Demeritt ............     14,018       48,696       28,038/0                    230,624/ 0



----------------
(1) Market value of underlying securities at exercise, less the exercise price.

(2) Market value of $36.625 as of December 31, 1997, less the exercise price.

                    Report of the Compensation Committee(1)


     The Santa Anita Mergers occurred on November 5, 1997. In the Santa Anita Mergers, Meditrust's Predecessor was treated as the acquiring entity for accounting purposes, even though it was not the surviving legal entity. Accordingly, this report of the Compensation Committee discusses the compensation paid by the acquiring entity, Meditrust's Predecessor, for the period prior to the Santa Anita Mergers and by the surviving entity, Meditrust, for the period subsequent to the Santa Anita Mergers.


     Following the Santa Anita Mergers, a new Compensation Committee was appointed and the strategic direction of Meditrust changed significantly. The Compensation Committee retained the services of an independent consulting and research firm, Strategic Compensation Research Associates, to review the total compensation programs of the executives whom Meditrust would need to attract and retain. The consultant advised the Compensation Committee that the total compensation programs were significantly below the levels necessary to attract and retain the future talent needed, and were insufficient in the key areas of strong interest to investors, specifically performance-based long-term incentives and stock ownership by the executives.


     Upon review of the consultant's recommendations, the Compensation Committee has determined to implement a compensation program for executives that provides significant rewards for strong financial performance by providing cash payments contingent upon attaining performance targets and by increasing the level of executives' stock ownership of Meditrust. To that end, the Compensation Committee has determined to adopt a short-term and long-term cash bonus program and to make grants of options and restricted stock to designated executives.


     Under the annual bonus program (the "Annual Bonus Program"), eligible employees will receive a specified percentage of their base salary if preestablished performance targets are met. Under the long-term bonus program (the "Long-Term Bonus Program"), eligible employees will receive "cash units" that will appreciate in value depending upon the attainment of preestablished performance targets over a four year period. Finally, the Compensation Committee anticipates making significant grants of options and restricted stock to certain executives to increase their stake in Meditrust and more closely align their interests with that of shareholders. In furtherance of this objective and after consultation with the consultant, the Compensation Committee has approved the granting of options to purchase approximately 1,200,000 Shares to employees of Meditrust.



     As will be described more fully in The Meditrust Companies' Joint Proxy Statement/Prospectus to be filed in connection with the proposed La Quinta merger, shareholders of Meditrust will be asked to approve (i) the adoption of the Annual Bonus Program and the Long-Term Bonus Program and (ii) the amendment of Meditrust's 1995 Share Award Plan. Shareholder approval will permit Meditrust to implement its compensation strategy and, to the extent possible, preserve deductibility of the compensation under the Code.



     The following report concerns the earlier 1997 philosophy and compensation actions during the period prior to the Santa Anita Mergers.


     In determining the compensation to be paid to Meditrust's executive officers, the Compensation Committee strives to (i) reward executives for achievement of Meditrust's strategic goals and the enhancement of shareholder value, (ii) recognize superior performance as compared to that of competing businesses and (iii) attract, motivate and retain highly-trained and talented executives who are vital to Meditrust's long-term success. Individual compensation packages are generally set at levels believed by the Compensation Committee to correspond to the median range of compensation paid to individuals serving in comparable positions at other real estate investment trusts with publicly-traded securities and other entities with which Meditrust must compete for executive and professional resources. In 1997, Meditrust's compensation package was comprised of a base salary, an annual cash bonus, long-term incentives in the form of stock options and stock grants and other benefits typically offered to executives by major corporations.


----------------

(1) The report of the Compensation Committee shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Form 10-K/A into any filings of The Meditrust Companies pursuant to the Securities Act or the Exchange Act, except to the extent The Meditrust Companies specifically incorporate this report by reference therein, and shall not be deemed soliciting material or otherwise deemed filed under either of such Acts.

Salaries

     During 1997, the Board of Trustees of Meditrust's Predecessor, on the recommendation of the Compensation Committee, increased the salaries paid to each of the four most highly compensated executive officers of Meditrust other than Mr. Gosman (collectively, the "Senior Executives"). These salary increases, as well as those of other Meditrust executives, were based on cost-of-living adjustments, position tenure, subjective assessments of individual performance, comparability considerations (including Meditrust's financial performance relative to its competitors) and competitive data, including asset growth, revenue growth, cash flow growth and total return to shareholders. In setting compensation levels for 1997, the Compensation Committee gave considerable weight to Meditrust's favorable 1996 financial results (including the 43% increase in Meditrust's assets, 16% increase in Meditrust's revenues and 7% increase in cash flow). Performance assessments were also given greater weight in the Compensation Committee's determinations relative to the other factors.


     Mr. Gosman's 1997 base salary was paid pursuant to the provisions of his employment agreement (the "Employment Agreement") with Meditrust which was entered into on January 1, 1993 with an original term of four years, and which was extended for one additional year. The terms of the Employment Agreement, including salary terms, were determined through negotiations between Mr. Gosman and the Compensation Committee. Factors considered by the Compensation Committee in the course of those negotiations included Mr. Gosman's unique insight and experience in the health care industry, his leadership abilities, his past contributions to the success of Meditrust, his perceived importance to the continued success of Meditrust, his original four-year commitment to lead Meditrust and Meditrust's financial performance, as measured by asset growth, revenue growth, cash flow growth and total return to shareholders, under Mr. Gosman's leadership. Subsequent to the Santa Anita Mergers, Mr. Gosman was employed by Operating and not by Meditrust, and the Employment Agreement was assumed by Operating .


     Under certain circumstances, Section 162(m) of the Internal Revenue Code denies a deduction for compensation in excess of $1 million paid to an individual who is the chief executive officer or one of the four next most highly paid officers of a corporation. In general, compensation from all sources is taken into account, including salary, bonus and income realized from the exercise of non-qualified stock options. Because it is a real estate investment trust, and based on the advice of counsel, Meditrust believes that the denial of deductions by Section 162(m) is not likely to have any material adverse impact on Meditrust. A real estate investment trust is subject to tax on its "real estate investment trust taxable income," which is taxable income subject to adjustments and reduced by a deduction for dividends paid. Meditrust expects to pay sufficient dividends such that it will have no real estate investment trust taxable income even if Section 162(m) were to be applicable to compensation paid to one or more of its officers.


Bonus Awards

     Executive officers of Meditrust were awarded cash bonuses in 1997 based on the Compensation Committee's assessment of Meditrust's and the employees' performance. The performance measures reviewed by the Compensation Committee included Meditrust's revenue growth, cash flow growth and total return to shareholders compared to that of its competitors. These measures were assigned approximately equal weight in the Compensation Committee's determinations. Meditrust's performance in each of these measures generally compared favorably to its competitors' corresponding results. The increases in the bonuses paid to executive officers in 1997 over those paid in 1996 were based in large part on these results.

     Pursuant to the Employment Agreement, Mr. Gosman received bonus compensation in 1997 which consisted of Shares. In its 1992 negotiations regarding the amount of bonus compensation to be paid to Mr. Gosman each year during the original four-year term of the Employment Agreement, the Board of Directors considered the performance measures listed above, Mr. Gosman's unique abilities and experience and his perceived contributions to Meditrust's financial performance in 1991 and 1992. Mr. Gosman's annual bonus under the Employment Agreement is paid in Shares in order to further align his interests with those of Meditrust's shareholders.


Equity Incentive Plans

     The Compensation Committee administers Meditrust's 1995 Share Award Plan. Stock options and stock grants are awarded under this plan in order to provide incentives to Directors, officers and key employees of Meditrust to maximize their efforts on behalf of Meditrust, to attract and retain those highly competent individuals upon whose judgment, initiative and leadership Meditrust's continuing success largely depends and to align the interests of the Directors, officers and key employees of Meditrust with those of Meditrust's shareholders. The size of individual option and stock grants is determined by the Compensation Committee based on its comparison of option and stock grants to executives with similar responsibilities in other companies and the executive's level of responsibility and relative importance to the operations of Meditrust. In recognition of Meditrust's favorable 1996 financial results, the Compensation Committee granted stock awards in 1997 to the Senior Executives, as reflected in certain of the tables appearing above.

     It is the present policy of the Compensation Committee to review periodically Meditrust's stock option and stock grant award levels and the over-all effectiveness of Meditrust's equity incentive plans in achieving the objectives of Meditrust.


Other Compensation Plans

     Meditrust maintains certain broad-based employee benefit plans in which Mr. Gosman and the Senior Executives participated. These plans include a 401(k) savings plan, life, disability and health insurance plans and allowances for automobile use. These plans are not directly or indirectly tied to Meditrust's performance.


                                         Submitted by,



                                         C. Gerald Goldsmith, Chairman
                                         Thomas J. Magovern
                                         Gerald Tsai, Jr.

Executive Compensation--Operating

     The following table sets forth the compensation paid to any individual who served as Operating's (or its predecessor's) Chief Executive Officer and the two other most highly compensated executive officers other than the Chief Executive Officers who served as executive officers during 1997 for services rendered in all capacities to Operating and its subsidiaries during the fiscal years ended December 31, 1997, 1996 and 1995.

                          Summary Compensation Table




                                                                     Annual Compensation
                                                  --------------------------------------------------------
                                                                                               All Other
                                                                                              Compensation
          Name and Principal Position               Year         Salary($)      Bonus($)          ($)(1)
-----------------------------------------------   ----------   -----------   --------------   ------------
Abraham D. Gosman .............................    1997(2)       140,580            0            26,616(3)
 Chairman and Chief Executive Officer
William C. Baker ..............................    1997          300,000      350,000(4)          4,352
 former Chairman and Chief Executive Officer;      1996          225,000      250,000             3,264
 currently Chief Executive Officer of The Santa    1995                0            0                 0
 Anita Companies, a division of Operating
Clifford C. Goodrich ..........................    1997          252,000       60,000(4)          1,987
 Executive Vice President                          1996          252,000       70,000             1,987
                                                   1995          242,000       50,000             1,987
Thomas S. Robbins .............................    1997          174,000       10,000(4)            853
 Vice President                                    1996          174,000       27,000               925
                                                   1995          161,333       23,000               721



----------------

(1) Includes 401(k) plan contribution of $741, $0, $0 and $265 in 1997, $0, $0,
    $0 and $370 in 1996, and $0, $0, $0 and $186 in 1995, and term life insurance premium payments of $136, $4,352, $1,987 and $588 in 1997, $0, $3,264, $1,987 and $535 in 1996, and $0, $0, $1,987 and $535 in 1995, on
    behalf of Messrs. Gosman, Baker, Goodrich and Robbins, respectively.

(2) Mr. Gosman became the Chief Executive Officer of Operating on November 5, 1997. He was not otherwise employed by Operating until that date. Information provided with respect to 1997 is for the period November 5, 1997 through December 31, 1997.
(3) Reflects the current dollar value of the benefit to Mr. Gosman of the portion of the premium paid by Operating in 1997 with respect to a split-dollar life insurance agreement (see "Further Information Regarding the Boards of Directors and Executive Officers" below for a description of such agreement). The benefit for 1997 was determined by calculating the time value of money (using the applicable short-term federal funds rate of 5.68%) of the portion of the premium paid by the employer in 1997 ($468,600) relating to non-term life insurance for the period from May 19, 1997 (the date on which the premium was paid) until June 18, 1998 (which is the earliest date on which the employer could terminate the agreement and obtain a refund of the premium paid). Operating assumed the obligations of Meditrust under such split-dollar life insurance agreement on November 5, 1997.

(4) Does not include severance payments of $1,583,233, $786,138 and $451,256 paid in 1997 to Messrs. Baker, Goodrich and Robbins.

     The following table sets forth information concerning exercises of stock options by the following persons during the fiscal year ended December 31, 1997 and the number and value of their stock options at December 31, 1997:


                Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                                                         Number of Unexercised      Value of Unexercised
                                   Shares       Value     Options at 12/31/97       In-the-Money Options
                                Acquired on   Realized      (#) Exercisable/     at 12/31/97($) Exercisable/
             Name               Exercise(#)    ($)(1)        Unexercisable            Unexercisable(2)
------------------------------ ------------- ---------- ----------------------- ----------------------------
Abraham D. Gosman ............      0            0                   0                          0
William C. Baker .............      0            0            75,000/0                1,603,125/0
Clifford C. Goodrich .........      0            0            74,000/0                1,291,450/0
Thomas S. Robbins ............      0            0            27,500/0                  518,943/0

----------------
(1) Market value of underlying securities at exercise, less the exercise price.
(2) Market value of $36.625 as of December 31, 1997, less the exercise price.

                    Report of the Compensation Committee(2)



     The Santa Anita Mergers occurred on November 5, 1997. In the Santa Anita Mergers, Meditrust Acquisition Company merged with and into Operating, with Operating as the surviving legal entity. Prior to the Santa Anita Mergers, Meditrust Acquisition Company conducted virtually no business other than entering into the various transactions necessary to consummate the Santa Anita Mergers. Accordingly, this report of the Compensation Committee of Operating (the "Operating Compensation Committee") discusses the compensation paid by the surviving entity, Operating (formerly known as Santa Anita Operating Company), and not by Meditrust Acquisition Company, since Meditrust Acquisition Company had no operations or employees prior to the Santa Anita Mergers. Upon the consummation of the Santa Anita Mergers, the Board of Directors appointed all new members to serve on the Operating Compensation Committee. Accordingly, none of the current members of the Operating Compensation Committee was a member prior to the Santa Anita Mergers and, therefore, none took part in the compensation decisions prior to the Santa Anita Mergers.


     Also following the Santa Anita Mergers, the strategic direction of Operating changed significantly. The Operating Compensation Committee retained the services of an independent consulting and research firm, Strategic Compensation Research Associates, to review the total compensation programs, for current executives and for executives whom Operating would need to attract and retain in a variety of industries. The consultant advised the Operating Compensation Committee that the total compensation programs were significantly below the levels necessary to attract and retain the future talent needed, and were insufficient in key areas of strong interest to investors, especially in the area of performance-based long-term incentives and stock ownership by the executives.


     The consultant recommended extensive changes to the total compensation programs for Operating executives. Upon review of the consultant's recommendations, the Operating Compensation Committee has determined to implement a performance-based compensation program for executives that provides significant rewards for strong financial performance by providing cash payments contingent upon attaining performance targets and by increasing the level of executives' stock ownership in Operating. To that end, the Operating Compensation Committee has determined to adopt a short-term and long-term cash bonus program and to make grants of options and restricted stock to designated executives.


     Under the annual bonus program (the "Annual Bonus Program"), eligible employees will receive a specified percentage of their base salary if preestablished performance targets are met. Under the long-term bonus program (the "Long-Term Bonus Program"), eligible employees will receive "cash units" that will appreciate in value depending upon the attainment of preestablished performance targets over a four year period. Finally, the Operating Compensation Committee anticipates making relatively large grants of options and restricted stock to certain executives to increase their stake in Operating and more closely align their interests with that of shareholders. In furtherance of this objective and after consultation with the consultant, the Operating Compensation Committee has approved the granting of options to purchase 5,158,000 Shares to employees of Operating, including the grant to Mr. Gosman of an option to purchase 1,600,000 Shares at $30.75 per Share, a portion of which (i.e., the portion of the option to purchase shares in excess of the Stock Plan's current annual limit) is contingent upon approval of the amendment to Operating's 1995 Share Award Plan by Operating shareholders.


     As will be described more fully in The Meditrust Companies' Joint Proxy Statement/Prospectus to be filed in connection with the proposed La Quinta merger, shareholders of Operating will be asked to approve (i) the adoption of the Annual Bonus Program and the Long-Term Bonus Program and (ii) the amendment of Operating's 1995 Share Award Plan. Shareholder approval will permit Operating to implement its compensation strategy and, to the extent possible, preserve deductibility of the compensation under the Code.



     The consultant advised that these changes should focus on future retention and motivation, not on past events.

----------------

(2) The report of the Operating Compensation Committee shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Form 10-K/A into any filings of the Companies pursuant to the Securities Act or the Exchange Act, as amended, except to the extent the Companies specifically incorporate this report by reference therein, and shall not be deemed soliciting material or otherwise deemed filed under either of such Acts.

     The following report concerns the earlier 1997 philosophy and compensation actions during the period prior to the Santa Anita Mergers.

Salaries


     As a result of the Santa Anita Mergers, Mr. Gosman become an employee of Operating, rather than Meditrust, as of November 5, 1997. Mr. Gosman's 1997 base salary was paid pursuant to the provisions of the Employment Agreement with Meditrust which was entered into on January 1, 1993 with an original term of four years, and which was extended for one additional year. Operating assumed the obligations of Meditrust under the Employment Agreement effective November 5, 1997. The terms of the Employment Agreement, including salary terms, were determined through negotiations between Mr. Gosman and Meditrust's Predecessor's Compensation Committee. Factors considered by Meditrust's Predecessor's Compensation Committee in the course of those negotiations included Mr. Gosman's unique insight and experience, his leadership abilities, his past contributions to the success of Meditrust, his perceived importance to the continued success of Meditrust, his initial four-year commitment to lead Meditrust and Meditrust's financial performance, as measured by asset growth, revenue growth, cash flow growth and total return to shareholders, under Mr. Gosman's leadership.

     To the extent readily determinable, and as one of the factors in its consideration of compensation matters, the Operating Compensation Committee considers the anticipated tax treatment to Operating and to the executives of various payments and benefits. Some types of compensation payments and their deductibility depend upon the timing of an executive's vesting or exercise of previously granted rights. Further interpretations of and changes in the tax laws and other factors beyond the Operating Compensation Committee's control also affect the deductibility of compensation. For these and other reasons, the Committee will not necessarily limit executive compensation to that deductible under Section 162(m) of the Internal Revenue Code. The Operating Compensation Committee will consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent reasonably practicable and to the extent consistent with its other compensation objectives.


Bonus Awards


     Executive officers of Operating were awarded cash bonuses in 1997 based on the Operating Compensation Committee's assessment of Operating's performance in 1997. The performance measures reviewed by the Operating Compensation Committee included Operating's financial performance compared to that of its competitors. In addition, certain executive officers received severance payments in connection with the Santa Anita Mergers.


Equity Incentive Plans


     The Operating Compensation Committee administers Operating's 1995 Share Award Plan. Stock options and stock grants are awarded under this plan in order to provide incentives to Directors, officers and key employees of Operating to maximize their efforts on behalf of Operating, to attract and retain those highly competent individuals upon whose judgment, initiative and leadership Operating's continuing success largely depends and to align the interests of the Directors, officers and key employees of Operating with those of Operating's shareholders. The size of individual option and stock grants is determined by the Operating Compensation Committee based on its comparison of option and stock grants to executives with similar responsibilities in other companies and the executive's level of responsibility and relative importance to the operations of Operating.

     It is the present policy of the Operating Compensation Committee to review periodically Operating's stock option and stock grant award levels and the over-all effectiveness of Operating's equity incentive plans in achieving the objectives of Operating.

Other Compensation Plans

     Operating maintains certain broad-based employee benefit plans in which Mr. Gosman and senior executives participated. These plans include a 401(k) savings plan, life, disability and health insurance plans and allowances for automobile use. These plans are not directly or indirectly tied to Operating's performance.


                                         Submitted by,

                                         C. Gerald Goldsmith, Chairman
                                         Thomas J. Magovern
                                         Gerald Tsai, Jr.

Performance Graph(1)


     Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the shares of Meditrust's Predecessor and The Meditrust Companies against the cumulative market-weighted return of the Standard & Poor's Composite 500 Stock Index and the National Association of Real Estate Investment Trusts ("NAREIT") All REIT Total Return Index (which is comprised of all tax-qualified real estate investment trusts, without regard to investment focus, listed on the New York Stock Exchange, American Stock Exchange and NASDAQ National Market System) for the period of five fiscal years commencing January 1, 1993 and ending December 31, 1997.



             12/31/92     1993       1994       1995       1996        1997
 Meditrust   $ 100.00   $ 113.18   $ 114.84   $ 141.97   $ 174.15    $ 204.05
 S&P 500     $ 100.00   $ 109.99   $ 111.43   $ 153.13   $ 188.29    $ 251.13
 NAREIT      $ 100.00   $ 118.55   $ 119.50   $ 141.38   $ 191.93    $ 228.13

----------------
(1) Assumes that the value of an investment in Shares and each index was $100 on December 31, 1992 and that all dividends were reinvested on a monthly basis.


Further Information Regarding the Boards of Directors and Executive Officers

     The Meditrust Companies pay each Director who is not otherwise an employee of The Meditrust Companies a fee of $30,000 per year for services as a Director plus $1,000 per day for attendance at each meeting of the full Boards of Directors. In addition, the Chairman and each member of a committee of the Boards of Directors are paid $1,250 and $1,000, respectively, for attendance at a committee meeting The Meditrust Companies reimburse the Directors for travel expenses incurred in connection with their duties as Directors of The Meditrust Companies. In addition, The Meditrust Companies from time to time pay Directors additional fees in connection with various special projects. On November 1, 1997, Meditrust's Predecessor issued to Mr. Brooke 6,033 Shares, valued at approximately $250,747, for services to Meditrust's Predecessor during 1997.

     Prior to the Santa Anita Mergers, Meditrust's Predecessor maintained a Trustee Retirement Plan for Trustees of Meditrust's Predecessor who had served on the Board for at least five years and who were not employed by Meditrust's Predecessor upon their retirement from the Board. Pursuant to the plan, Meditrust's Predecessor was obligated to issue to each eligible retired Trustee annual installments of Shares having a fair market value equal to the amount of the basic Trustee fee paid to such Trustee (most recently $30,000) during the last full year of such Trustee's service on the Board plus the amount payable to such Trustee for attendance at six Board meetings (most recently $6,000) during such year. Annual benefits will be paid for the number of years equal to the number of years that the retired Trustee served on the Board. During 1997, Meditrust's Predecessor paid $36,000 to each of Messrs. Cataldo and Carey, former Trustees of Meditrust's Predecessor, in the form of shares of beneficial interest, pursuant to such plan. The Board has decided to terminate such plan as it relates to existing Directors and to replace it with a stock-based compensation program consisting of Share grants and future stock options.

     Based upon a compensation consultant's recommendations, the Board of Directors of each of The Meditrust Companies has adopted a new Directors Stock Based Compensation Plan (each, a "Director Plan"). Pursuant to the Director Plan, each Director is awarded 4,000 Shares, plus an additional 1,500 Shares for each prior year of service to Meditrust's Predecessor, contingent upon the Director relinquishing his rights under the former retirement plan. The 4,000 Shares vest upon the Director's resignation from the Board if the Director has served on the Board or the Board of Meditrust's Predecessor for at least three years, subject to early vesting upon the death of the Director or a change of control. The 1,500 Shares multiplied by the number of previous years of service will vest at the rate of 1,500 Shares per year commencing on the Director's resignation from the Board as long as the retired Director continues to provide advice and counsel to the Board, subject to early vesting upon the death of the Director or a change of control. In addition, each Director will be awarded stock options with respect to 1,500 Shares on an annual basis, subject to a four-year vesting schedule. Within 90 days after any Shares vest under the Director Plan, either Meditrust or Operating will have the right to purchase such vested Shares from its Directors at the higher of the then fair market value or $31.25 per Share. In addition, each Director has the right to require the respective company to purchase the Shares within 90 days after they have vested at the higher of the then fair market value or $31.25 per Share.

     During 1996, Meditrust granted secured loans aggregating up to $240,000 to David F. Benson, with a weighted average interest rate of approximately 6% per annum. As of December 31, 1997, the balance outstanding on these loans was $163,278. The loans are due May 19, 1999.

     Effective January 1, 1993, Abraham D. Gosman entered into the Employment Agreement pursuant to which he served as Chief Executive Officer of Meditrust's Predecessor. The Employment Agreement had an initial term of four years and was extended through December 31, 1997. Effective upon the completion of the Santa Anita Mergers on November 5, 1997, the Employment Agreement was assumed by Operating. Mr. Gosman's base compensation was $900,000 per year. In addition, Mr. Gosman received annually 30,040 Shares during the term of the Employment Agreement pursuant to Meditrust's or Operating's equity incentive plans. In the event of a "Change of Control" (which was defined as the acquisition by any person or group of 20% or more of the Shares, but only if a majority of the "Continuing Directors" (defined in the Employment Agreement generally as the current Directors and any Director nominated or elected by the current Directors) disapproved of such acquisition), Mr. Gosman would be paid his base salary through the remaining term of the Employment Agreement, less the amount of salary and benefits payable to Mr. Gosman by a new employer. Mr. Gosman could, upon 30 days' prior written notice to Operating, demand the present value of such amount in a lump sum. Mr. Gosman was also entitled to participate in benefit plans of Operating until he was employed by a new employer. In the event of a termination resulting from a cause other than death, disability or a "Termination For Cause" (defined in the Employment Agreement as a termination due to a material breach of the Employment Agreement or the commission of certain other wrongful acts), Mr. Gosman would have been paid his base salary for one year, less the amount of compensation payable to Mr. Gosman by a new employer. In the event of a Termination For Cause or termination after such annual review of the Board of Directors, Mr. Gosman would not be entitled to receive any severance payments.

     In May 1995, Meditrust's Predecessor entered into a split-dollar agreement with a trust established by Mr. Gosman (the "Insurance Trust"), pursuant to which Meditrust and the Insurance Trust share in the premium costs of a life insurance policy purchased by the Insurance Trust that will pay a benefit of approximately $50 million upon the death of Mr. Gosman. Effective upon the completion of the Santa Anita Mergers on November 5, 1997, the split-dollar agreement was assumed by Operating. Pursuant to such agreement, Operating has agreed to advance the portion of the policy premiums not related to the term life insurance portion of the policy. Operating is entitled to reimbursement of the amounts advanced, without interest, upon the first to occur of (a) Mr. Gosman ceasing to be employed by Operating, (b) the death of Mr. Gosman or (c) the surrender of the policy. The balance of the benefit is payable to the Insurance Trust. Operating's right to reimbursement is secured by an assignment of the life insurance policy and a promissory note of Mr. Gosman in the amount of the excess, if any, of the premiums paid by Operating over the cash surrender value of the insurance policy.

     In connection with the split-dollar agreement, Mr. Gosman agreed with Operating that if the split-dollar agreement is in effect at the time of his death and the net death benefit payable to the Insurance Trust is at least $24 million, then no Shares owned by Mr. Gosman at his death will be sold by any of his heirs during the first year following his death and no more than 120,160 of such Shares will be sold during any three-month period in the second, third and fourth years following his death.


Item 12.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


       Principal and Management Shareholders of The Meditrust Companies


     The following table sets forth, as of April 15, 1998, except as otherwise noted, the number of Shares beneficially owned, directly or indirectly, by the chief executive officers, current executive officers, each of the four most highly compensated executive officers for the year ended December 31, 1997 and each Director, as well as all Directors and current executive officers of The Meditrust Companies as a group. To the knowledge of The Meditrust Companies, no person owns 5% or more of the Shares as of April 15, 1998.

                                                                                           Shares Beneficially Owned as a
                                                                                                Percentage of Shares
                                                                        Shares Subject to             Outstanding
                                                 Shares Beneficially   Options Exercisable --------------------------------
                                                     Owned as of        Within 60 days of   Pre-La Quinta   Post-La Quinta
Name of Beneficial Owner                          April 15, 1998 (1)     April 15, 1998         Merger        Merger (2)
----------------------------------------------- --------------------- -------------------- --------------- ---------------
Directors and Executive Officers:
Abraham D. Gosman .............................       1,222,404(3)           277,994              1.4%              *
Donald J. Amaral ..............................               0                    0                *               *
William C. Baker ..............................         356,400               75,000                *               *
David F. Benson ...............................         109,721(4)            90,968                *               *
Nancy G. Brinker ..............................           1,500                    0                *               *
Edward W. Brooke ..............................         165,817(5)            72,096                *               *
William G. Byrnes .............................           5,182                    0                *               *
James P. Conn .................................           2,300                    0                *               *
John C. Cushman, III ..........................         156,100                    0                *               *
C. Gerald Goldsmith ...........................               0                    0                *               *
J. Terrence Lanni .............................          10,000                    0                *               *
Philip L. Lowe ................................          75,700               72,096                *               *
Thomas J. Magovern ............................          56,775               48,064                *               *
Gerald Tsai, Jr ...............................          57,677               48,064                *               *
Michael S. Benjamin ...........................          45,285               32,043                *               *
Michael F. Bushee .............................          46,936               32,043                *               *
John G. Demeritt ..............................           1,450               28,038                *               *
Laurie T. Gerber ..............................           1,634                    0                *               *
Clifford C. Goodrich ..........................          96,227               74,000                *               *
Thomas S. Robbins .............................          17,328               13,000                *               *
All Directors and current executive officers of
 The Meditrust Companies as a group (17)              2,313,431(6)           748,368              2.6%            1.6%



----------
 * Less than 1%.
(1) Unless otherwise indicated, the number of Shares stated as being owned beneficially includes (i) Shares beneficially owned by spouses, minor children and/or other relatives in which the Director or officer may share voting power and (ii) any of Shares listed as being subject to options exercisable within 60 days of April 15, 1998.
(2) Assumes 43.2 million Shares are issued and the maximum allowable amount of cash is elected in the La Quinta merger, which assumptions are being used solely for illustrative purposes.
(3) Includes 194,659 Shares owned by A.M.A. Financial Corporation, of which Mr. Gosman is President and a 98% shareholder.
(4) Does not include 120 Shares owned by Mr. Benson's children, as to which Shares Mr. Benson disclaims any beneficial interest.
(5) Does not include 1,201 Shares owned by Mr. Brooke's wife, 2,763 Shares owned of record by Mr. Brooke as custodian for his son and 1,321 Shares owned of record by Mr. Brooke as trustee for his grandchildren, as to which Shares Mr. Brooke disclaims any beneficial interest.
(6) Does not include an aggregate of 5,405 Shares owned by or for parents, spouses or children, as to which Shares the Directors or officers disclaim any beneficial interest.

Item 13.


CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Meditrust currently subleases its principal executive offices from Continuum Care of Massachusetts, Inc. ("CCM"), which is wholly-owned by Mr. Gosman and his two adult sons, on the same terms and conditions as CCM's lease with its landlord. The lease provides for an average annual rental fee of $181,776 over the initial five-year term of the lease, which expires on March 31, 1999. The lease term may be extended for an additional term of one year and ten months. Operating currently subleases its office from Meditrust.


     In April 1995, Meditrust provided $11,287,581 of financing to an affiliate of Life Care Centers of America, Inc. ("Life Care") for the construction of a health care facility in West Bridgewater, Massachusetts. Life Care retained CCM to construct the facility pursuant to a turnkey development agreement in such amount, of which approximately $561,943 remains payable under the terms of the agreement. Final payment will occur upon the achievement of specified performance criteria by the facility.

     During 1995, 1996 and 1997, Meditrust agreed to provide mortgage and sale/leaseback financing in the aggregate amount of $262,953,180 (of which $206,486,473 had been funded through March 23, 1998) to entities controlled directly or indirectly by Mr. Gosman and which are currently outstanding for the construction and/or permanent financing of 10 health care facilities located in Palm Beach, Florida (four facilities), Princeton, New Jersey, Needham, Massachusetts, Dedham, Massachusetts, Park Ridge, New Jersey, Deerfield Beach, Florida, Boynton Beach, Florida, Jensen Beach, Florida and Bonita Springs, Florida.

     During 1996 and 1997, Meditrust provided mortgage financing in the aggregate amount of $118,475,000 (of which $92,541,251 had been funded through January 22, 1998) to certain limited partnerships in which Mr. Gosman holds a minority equity interest, for the construction and/or permanent financing of 13 medical office buildings in the States of Nevada, Arizona, Florida and Texas. Mr. Gosman owns from 7.125% to 47.5% of the aggregate interests in such limited partnerships. On January 22, 1998 and on January 30, 1998, Meditrust acquired all of the assets of, or all of the partnership interests in, 11 of such limited partnerships for an aggregate purchase price of $110,527,841, and currently leases the medical office buildings directly to the occupants thereof. As of March 23, 1998, two of such limited partnerships remained financed by Meditrust in the aggregate amount of $36,980,000 (of which $18,252,026 had been funded through March 23, 1998) for the construction and/or permanent financing of two medical office buildings located in Phoenix, Arizona and Las Vegas, Nevada.

     On February 23, 1998, Meditrust entered into a letter of intent for the construction and permanent financing of a medical office building to be located in Morristown, New Jersey, with a committed amount of $25,695,000, with an entity in which Mr. Gosman holds a 12% minority equity interest. This transaction is expected to close in April 1998.

     On March 4, 1998 Meditrust provided acquisition financing in the amount of $24,228,723 to an entity in which Mr. Gosman owns a 42.5% equity interest and Mr. Bushee owns a 2.5% equity interest, for the development of 134 acres of land in Jupiter, Florida, $17,835,216 of which had been funded as of March 23, 1998.


     Operating paid $500,000 and $250,000 to Chancellor Aviation Corporation and Magnum Aviation Services Corporation, respectively, each of which is owned by Mr. Gosman, in connection with certain services rendered to Meditrust in 1997.

     All of the terms and conditions of the above transactions and arrangements were approved by the disinterested Directors of Meditrust or Operating, as applicable. Such Boards of Directors believe that Meditrust or Operating entered into the above transactions in the ordinary course of its business, and the terms of these transactions and arrangements are fair as to Meditrust or Operating and were made on terms not less favorable to Meditrust or Operating than those prevailing at the time for comparable transactions and arrangements with other persons.

                                     PART IV

Item 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.    Financial Statements

          No financial statements have been filed as a part of this report other than those incorporated by reference in Item 8.

    2.    Financial Statement Schedules                             Page(s)


Report of Independent Accountants
   on Financial Statement Schedules..........................          6

       II.      Valuation and Qualifying Accounts............  Previously filed
       III.     Real Estate and Accumulated Depreciation.....  Previously filed
       IV.      Mortgage Loans on Real Estate................  Previously filed


          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the notes to consolidated financial statements, and therefore, have been omitted.

     3.   Exhibits


          Exhibits required as part of this report are listed in the index appearing on pages 30 through 37.


                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS


         Meditrust Corporation Amended     -    Incorporated by reference to Exhibit 4.1 to Joint
         and Restated 1995 Share                Registration Statement on Form S-8 of Meditrust
         Award Plan                             Corporation and Meditrust Operating Company
                                                (File Nos. 333-39771 and 333-39711-01)

         Meditrust Operating Company       -    Incorporated by reference to Exhibit 4.2 to Joint
         Amended and Restated 1995              Registration Statement on Form S-8 of Meditrust
         Share Award Plan                       Corporation and Meditrust Operating Company
                                                (File Nos. 333-39771 and 333-39771-01)

         Employment Agreement with         -    Incorporated by reference to Exhibit 10.1 to the
         Abraham D. Gosman                      Form 10-Q of Meditrust for the quarter ended
                                                March 31, 1993.



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

                            MEDITRUST CORPORATION


                            By: /s/ Laurie T. Gerber
                                ------------------------------------------------
                                Laurie T. Gerber
                                Chief Financial Officer
                                (and Principal Financial and Accounting Officer)




Dated:  April 30, 1998


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Name                       Title                            Date
          ----                       -----                            ----
/s/ Abraham D. Gosman            Chairman of the Board of        April 30, 1998
--------------------------       Directors
Abraham D. Gosman


/s/ David F. Benson              Director, President and         April 30, 1998
--------------------------       Treasurer (Principal Executive
David F. Benson                  Officer)


/s/ Donald J. Amaral             Director                        April 30, 1998
--------------------------
Donald J. Amaral


/s/ Nancy G. Brinker             Director
--------------------------                                       April 30, 1998
Nancy G. Brinker


/s/ Edward W. Brooke             Director                        April 30, 1998
--------------------------
Edward W. Brooke


/s/ William G. Byrnes            Director
---------------------------                                      April 30, 1998
William G. Byrnes


/s/ James P. Conn                Director                        April 30, 1998
--------------------------
James P. Conn


/s/ John C. Cushman, III         Director                        April 30, 1998
--------------------------
John C. Cushman, III


/s/ C. Gerald Goldsmith          Director                        April 30, 1998
--------------------------
C. Gerald Goldsmith





          Name                            Title                       Date
          ----                            -----                       ----

/s/ Philip L. Lowe                Director                       April 30, 1998
--------------------------
Philip L. Lowe


/s/ Thomas J. Magovern            Director                       April 30, 1998
--------------------------
Thomas J. Magovern


/s/ Gerald Tsai, Jr               Director                       April 30, 1998
--------------------------
Gerald Tsai, Jr.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            MEDITRUST OPERATING COMPANY


                            By: /s/ Abraham D. Gosman
                                ---------------------------------------
                                Abraham D. Gosman
                                Chairman of the Board, Chief Executive
                                Officer and Treasurer




Dated:  April 30, 1998



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          Name                       Title                          Date
          ----                       -----                          ----

/s/ Abraham D. Gosman            Chairman of the Board of         April 30, 1998
--------------------------       Directors, Chief Executive
Abraham D. Gosman                Officer and Treasurer (Principal
                                 Executive, Financial and
                                 Accounting Officer)


/s/ Donald J. Amaral             Director                         April 30, 1998
--------------------------
Donald J. Amaral


/s/ William C. Baker             Director                         April 30, 1998
--------------------------
William C. Baker


/s/ David F. Benson              Director                         April 30, 1998
--------------------------
David F. Benson


/s/ Nancy G. Brinker             Director
--------------------------                                        April 30, 1998
Nancy G. Brinker


/s/ Edward W. Brooke             Director                         April 30, 1998
--------------------------
Edward W. Brooke


/s/ William G. Byrnes            Director
---------------------------                                       April 30, 1998
William G. Byrnes


/s/ C. Gerald Goldsmith          Director                         April 30, 1998
--------------------------
C. Gerald Goldsmith



          Name                       Title                          Date
          ----                       -----                          ----

/s/ Philip L. Lowe               Director                         April 30, 1998
--------------------------
Philip L. Lowe


/s/ Thomas J. Magovern           Director                         April 30, 1998
--------------------------
Thomas J. Magovern


/s/ Gerald Tsai, Jr              Director                         April 30, 1998
--------------------------
Gerald Tsai, Jr.


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




 Exhibit
    No                        Title                                          Method of Filing
---------                     -----                                          ----------------


10.3         Revolving Credit Agreement dated
             as of October 23, 1997 between the
             Company and Via Banque.................                                 *

10.4         Revolving Credit Agreement dated
             September 15, 1997 among the
             Company, various financial institutions
             and Fleet National Bank, as Agent, and
             Morgan Guaranty Trust Company of
             New York and First Union National
             Bank of North Carolina, as Co-Agents...                                 *


11           Statement Regarding Computation of
             Per Share Earnings....................                                  *


21           Subsidiaries of the Registrant........                                  *


23           Consent of Coopers & Lybrand L.L.P....    Filed herewith

27           Financial Data Schedule ..............    Incorporated by reference to Exhibit 27 to
                                                       the Current Report on Form 8-K, dated
                                                       February 26, 1998

99           Consolidated Financial Statements,
             Notes to Consolidated Financial Statements
             and Report of Independent Accountants ... Incorporated by reference to Exhibit 99 to the Amended
                                                       Current Report on Form 8-K/A dated February 26, 1998.




*  Previously filed.