Form 10-Q
period 1998-03-31
MEDITRUST OPERATING CO; MEDITRUST CORP
filed 1998-05-15
CIK 313749, 314661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended March 31, 1998

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                       for the transition period from ___ to ____

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No__.

The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on April 30, 1998 were:

Meditrust Corporation               98,375,178
Meditrust Operating Company         97,069,801

                             THE MEDITRUST COMPANIES
                                    FORM 10-Q

                                      INDEX

Part I. Financial Information                                                           Page(s)
                                                                                        -------
        Item 1.  Financial Statements

             The Meditrust Companies
                 Combined Consolidated Balance Sheets as of March 31, 1998
                 (unaudited) and December 31, 1997                                             3

                 Combined Consolidated Statements of Income for the three months
                 ended March 31, 1998 and 1997 (unaudited)                                     4

                 Combined Consolidated Statements of Cash Flows for the three months
                 ended March 31, 1998 and 1997 (unaudited)                                     5

             Meditrust Corporation
                 Consolidated Balance Sheets as of March 31, 1998
                 (unaudited) and December 31, 1997                                             6

                 Consolidated Statements of Income for the three months
                 ended March 31, 1998 and 1997 (unaudited)                                     7

                 Consolidated Statements of Cash Flows for the three months
                 ended March 31, 1998 and 1997 (unaudited)                                     8

             Meditrust Operating Company
                 Consolidated Balance Sheets as of March 31, 1998
                 (unaudited) and December 31, 1997                                             9

                 Consolidated Statement of Operations for the three months
                 ended March 31, 1998 (unaudited)                                             10

                 Consolidated Statement of Cash Flows for the three months
                 ended March 31, 1998 (unaudited)                                             11

             Notes to Combined Consolidated Financial Statements (unaudited)               12-20

        Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                              21-31

Part II.  Other Information

         Item 1.  Legal Proceedings                                                           32

         Item 2.  Changes in Securities                                                       32

         Item 6.  Exhibits and Reports on Form 8-K                                            32

         Signatures                                                                           33

                                              THE MEDITRUST COMPANIES
                                           PART I. FINANCIAL INFORMATION
                                       COMBINED CONSOLIDATED BALANCE SHEETS

                                                                         March 31,          December 31,
                                                                           1998                 1997
                                                                       --------------       ------------
(In thousands)                                                           (Unaudited)
                                              Assets
Real estate investments, net (Note 3)                                    $3,022,605          $2,935,772
Cash and cash equivalents                                                    90,526              43,732
Fees, interest and other receivables                                         41,662              29,439
Goodwill                                                                    193,256             194,893
Other assets, net (Note 5)                                                  111,655             120,055
                                                                         ----------          ----------

         Total assets                                                    $3,459,704          $3,323,891
                                                                         ==========          ==========

                              Liabilities and Shareholders' Equity
Indebtedness (Note 4):
   Notes payable, net                                                    $  900,946          $  900,594
   Convertible debentures, net                                              228,307             234,000
   Bank notes payable, net                                                   49,643             179,527
   Bonds and mortgages payable, net                                          64,013              63,317
                                                                         ----------          ----------
      Total indebtedness                                                  1,242,909           1,377,438
Deferred revenue                                                              8,334               9,054
Accounts payable, accrued expenses and other liabilities                    101,247             111,159
Deferred income taxes                                                           501                 501
                                                                         ----------          ----------
         Total liabilities                                                1,352,991           1,498,152
                                                                         ----------          ----------
Commitments and contingencies (Notes 3 and 9)                                    --                  --
Shareholders' equity (Notes 4, 5, 6 and 11):
   Paired Preferred Stock, $.20 combined par value; 6,000
        shares authorized; no shares issued or outstanding
   Paired Series Common Stock, $.20 combined par value;
        30,000 shares authorized; 8,500 and no paired shares of Series A
        Non-Voting Convertible Common Stock issued and outstanding at
        March 31, 1998 and December 31, 1997, respectively                    1,700
   Paired Common Stock, $.20 combined par value; 270,000
        shares authorized; 88,421 and 88,128  paired shares
        issued and outstanding at March 31, 1998 and
        December 31, 1997, respectively                                      17,684              17,626
   Additional paid-in-capital                                             2,282,226           2,001,086
   Distributions in excess of net income                                   (194,897)           (192,973)
                                                                         ----------          ----------
      Total shareholders' equity                                          2,106,713           1,825,739
                                                                         ----------          ----------

         Total liabilities and shareholders' equity                      $3,459,704          $3,323,891
                                                                         ==========          ==========

  The accompanying notes, together with the Notes to the Combined Consolidated
        Financial Statements incorporated by reference in the Companies'
             Form 10-K for the year ended December 31, 1997, are an
                  integral part of these financial statements.

                             THE MEDITRUST COMPANIES
                   COMBINED CONSOLIDATED STATEMENTS OF INCOME
               for the three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                         1998           1997
                                                         ----           ----
                                                        (In thousands, except
                                                          per Share amounts)

Revenue:
     Rental                                           $ 43,997         $32,293
     Interest                                           38,688          35,672
     Horse racing                                       36,511
     Other (Note 3)                                     26,000
                                                      --------         -------
         Total revenue                                 145,196          67,965
                                                      --------         -------

Expenses:
     Interest                                           25,453          18,115
     Depreciation and amortization                      11,271           6,087
     Amortization of goodwill                            1,576             389
     General and administrative                          4,384           2,321
     Horse racing operations                            28,196
     Rental property operations                          1,265
     Income from unconsolidated joint venture             (111)
     Other (Note 7)                                     21,541
                                                      --------         -------

         Total expenses                                 93,575          26,912
                                                      --------         -------

Net income                                            $ 51,621         $41,053
                                                      ========         =======

Basic earnings per Paired Common Share (Note 10)      $    .56         $   .56
                                                      ========         =======

Diluted earnings per Paired Common Share (Note 10)    $    .56         $   .55
                                                      ========         =======


             The accompanying notes, together with the Notes to the
      Combined Consolidated Financial Statements incorporated by reference in the Companies' Form 10-K for the year ended
     December 31, 1997, are an integral part of these financial statements.

                             THE MEDITRUST COMPANIES
                 COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                            1998          1997
                                                                            ----          ----
                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $  51,621     $  41,053
    Depreciation of real estate                                              10,347         5,972
    Goodwill amortization                                                     1,576           389
    Shares issued for compensation                                              182           608
    Equity in income of joint venture, net of dividends received                289
    Other depreciation, amortization and other items, net                     4,843           359
    Other non cash expenses (Note 7)                                         15,600
                                                                          ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    AVAILABLE FOR DISTRIBUTION                                               84,458        48,381
    Net change in other assets and liabilities                              (19,573)      (16,425)
                                                                          ---------     ----------
       Net cash provided by operating activities                             64,885        31,956
                                                                          ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from equity offering                                           277,313
    Proceeds from borrowings on bank notes payable                          170,000       111,000
    Repayment of bank notes payable                                        (300,000)      (25,000)
    Equity offering and debt issuance costs                                  (5,636)          (39)
    Principal payments on bonds and mortgages payable                        (6,876)         (254)
    Distributions to shareholders                                           (53,545)      (43,474)
    Proceeds from stock options                                               1,105         1,923
                                                                          ---------     ---------
       Net cash provided by financing activities                             82,361        44,156
                                                                          ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of real estate and development funding                     (286,710)      (51,057)
    Investment in real estate mortgages and development funding             (78,491)      (64,049)
    Prepayment proceeds and principal payments received
       on real estate mortgages                                             259,102         4,190
    Proceeds from sale of real estate                                         4,709
    Working capital advances and acquisition of receivables, net
      of repayments and collections                                             938        (1,704)
    Investment in equity securities (Note 5)                                                 (552)
                                                                          ---------     ----------
       Net cash used in investing activities                               (100,452)     (113,172)
                                                                          ---------     ----------
       Net increase (decrease) in cash and cash equivalents                  46,794       (37,060)
     Cash and cash equivalents at:
       Beginning of period                                                   43,732        42,726
                                                                          ---------     ---------
       End of period                                                      $  90,526     $   5,666
                                                                          =========     =========

Supplemental disclosure of cash flow information (Note 2)


             The accompanying notes, together with the Notes to the
      Combined Consolidated Financial Statements incorporated by reference in the Companies' Form 10-K for the year ended
     December 31, 1997, are an integral part of these financial statements.

                                               MEDITRUST CORPORATION
                                            CONSOLIDATED BALANCE SHEETS

                                                                        March 31,       December 31,
                                                                         1998              1997
                                                                       ----------       ----------
(In thousands)                                                         (Unaudited)
                                            Assets
Real estate investments, net (Note 3)                                  $3,022,605       $2,935,772
Cash and cash equivalents                                                  63,377           24,059
Fees, interest and other receivables                                       32,905           26,859
Goodwill                                                                  161,033          162,408
Due from Meditrust Operating Company                                       15,311           18,490
Other assets, net (Note 5)                                                 83,785           91,948
                                                                       ----------       ----------

         Total assets                                                  $3,379,016       $3,259,536
                                                                       ==========       ==========

                        Liabilities and Shareholders' Equity
Indebtedness (Note 4):
   Notes payable, net                                                  $  900,946       $  900,594
   Convertible debentures, net                                            228,307          234,000
   Bank notes payable, net                                                 49,643          179,527
   Bonds and mortgages payable, net                                        64,013           63,317
                                                                       ----------       ----------
      Total indebtedness                                                1,242,909        1,377,438
Deferred income                                                             6,949            7,705
Accounts payable, accrued expenses and other liabilities                   61,166           82,153
                                                                       ----------       ----------
         Total liabilities                                              1,311,024        1,467,296
                                                                       ----------       ----------
Commitments and contingencies (Notes 3 and 9)                                  --               --
Shareholders' equity (Notes 4, 5, 6 and 11):
   Preferred Stock, $.10 par value; 6,000 shares authorized;
       no shares issued or outstanding
   Series Common Stock, $.10 par value; 30,000 shares authorized;
       8,500 and no shares of Series A Non-Voting Convertible Common Stock issued and outstanding at March 31, 1998 and
       December 31, 1997, respectively                                        850
   Common Stock, $.10 par value; 270,000 shares authorized;
       89,726 and 89,433 shares issued and outstanding at
       March 31, 1998 and December 31, 1997, respectively                   8,973            8,943
   Additional paid-in-capital                                           2,265,513        1,988,798
   Distributions in excess of net income                                 (194,216)        (192,373)
                                                                       ----------       ----------
                                                                        2,081,120        1,805,368
   Note receivable - Meditrust Operating Company                          (13,128)         (13,128)
                                                                       ----------       -----------
         Total shareholders' equity                                     2,067,992        1,792,240
                                                                       ----------       ----------

             Total liabilities and shareholders' equity                $3,379,016       $3,259,536
                                                                       ==========       ==========

             The accompanying notes, together with the Notes to the
      Combined Consolidated Financial Statements incorporated by reference in the Companies' Form 10-K for the year ended
     December 31, 1997, are an integral part of these financial statements.

                              MEDITRUST CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               for the three months ended March 31, 1998 and 1997
                                   (Unaudited)


                                                      1998              1997
                                                      ----              ----
                                                      (In thousands, except
                                                       per Share amounts)

Revenue:
   Rental                                           $  43,656        $ 32,293
   Interest                                            38,512          35,672
   Rent from Meditrust Operating Company                6,781
   Interest from Meditrust Operating Company              492
   Other (Note 3)                                      26,000
                                                    ---------        --------

         Total revenue                                115,441          67,965
                                                    ---------        --------

Expenses:
   Interest                                            25,417          18,115
   Depreciation and amortization                       10,458           6,087
   Amortization of goodwill                             1,375             389
   General and administrative                           3,794           2,321
   Rental property operating                            1,265
   Income from unconsolidated joint venture              (111)
   Other (Note 7)                                      21,541
                                                    ---------        --------
         Total expenses                                63,739          26,912
                                                    ---------        --------

Net income                                          $  51,702        $ 41,053
                                                    =========        ========

Basic earnings per Common Share (Note 10)           $     .56        $    .56
                                                    =========        ========

Diluted earnings per Common Share (Note 10)         $     .55        $    .55
                                                    =========        ========



             The accompanying notes, together with the Notes to the
      Combined Consolidated Financial Statements incorporated by reference in the Companies' Form 10-K for the year ended
     December 31, 1997, are an integral part of these financial statements.

                              MEDITRUST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                                      1998          1997
                                                                                      ----          ----
                                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $  51,702     $  41,053
    Depreciation of real estate                                                        10,347         5,972
    Goodwill amortization                                                               1,375           389
    Shares issued for compensation                                                        179           608
    Equity in income of joint venture, net of dividends received                          289
    Other depreciation, amortization and other items, net                               4,030           359
    Other non cash expenses (Note 7)                                                   15,600
                                                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    AVAILABLE FOR DISTRIBUTION                                                         83,522        48,381
    Net change in other assets and liabilities                                        (23,992)      (16,425)
                                                                                    ---------     ----------
       Net cash provided by operating activities                                       59,530        31,956
                                                                                    ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from equity offering                                                     272,044
    Proceeds from borrowings on bank notes payable                                    170,000       111,000
    Repayment of bank notes payable                                                  (300,000)      (25,000)
    Equity offering and debt issuance costs                                            (5,531)          (39)
    Principal payments on bonds and mortgages payable                                  (6,876)         (254)
    Proceeds from intercompany borrowings, net of repayments                            3,065
    Distributions to shareholders                                                     (53,545)      (43,474)
    Proceeds from stock options                                                         1,083         1,923
                                                                                    ---------     ---------
       Net cash provided by financing activities                                       80,240        44,156
                                                                                    ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of real estate and development funding                               (286,710)      (51,057)
    Investment in real estate mortgages and development funding                       (78,491)      (64,049)
    Prepayment proceeds and principal payments received
       on real estate mortgages                                                       259,102         4,190
    Proceeds from sale of real estate                                                   4,709
    Working capital advances and acquisiton of receivables, net
       of repayments and collections                                                      938        (1,704)
    Investment in equity securities (Note 5)                                                           (552)
                                                                                    ---------     ---------
       Net cash used in investing activities                                         (100,452)     (113,172)
                                                                                    ---------     ---------
       Net increase (decrease) in cash and cash equivalents                            39,318       (37,060)
     Cash and cash equivalents at:
       Beginning of period                                                             24,059        42,726
                                                                                    ---------     ---------
       End of period                                                                $  63,377     $   5,666
                                                                                    =========     =========

Supplemental disclosure of cash flow information (Note 2)


             The accompanying notes, together with the Notes to the
      Combined Consolidated Financial Statements incorporated by reference in the Companies' Form 10-K for the year ended
     December 31, 1997, are an integral part of these financial statements.

                           MEDITRUST OPERATING COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,         December 31,
                                                                                    1998                1997
                                                                                  --------           --------
(In thousands)                                                                   (Unaudited)
                                              Assets
Cash and cash equivalents                                                         $ 27,149           $ 19,673
Fees, interest and other receivables                                                 8,757              2,580
Other current assets, net                                                            4,023              3,078
                                                                                  --------           --------
       Total current assets                                                         39,929             25,331
                                                                                  --------           --------
Investment in common stock of Meditrust Corporation                                 37,581             37,581
Goodwill                                                                            32,223             32,485
Property, plant and equipment, less accumulated depreciation of $984
    and $171, respectively                                                           9,347             10,529
Artwork                                                                             14,500             14,500
                                                                                  --------           --------

       Total assets                                                               $133,580           $120,426
                                                                                  ========           ========
                            Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                          $ 19,316           $ 14,180
   Payable to owners, trainers and breeders                                         13,881              5,939
   Deferred compensation                                                             2,759              3,977
   Accrued payroll                                                                   2,080              3,491
   Other liabilities                                                                 2,045              1,419
   Due to Meditrust Corporation                                                     15,311             18,490
                                                                                  --------           --------
       Total current liabilities                                                    55,392              47,496
                                                                                  --------           --------
Note payable to Meditrust Corporation                                               13,128             13,128
Deferred revenue                                                                     1,385              1,349
Deferred income taxes                                                                  501                501
                                                                                  --------           --------
      Total liabilities                                                             70,406             62,474
                                                                                  --------           --------
Commitments and contingencies (Note 9)                                                  --                 --
Shareholders' equity (Notes 4, 5, 6 and 11):
   Preferred Stock, $.10 par value; 6,000 shares authorized; no shares issued or outstanding
   Series Common Stock, $.10 par value; 30,000 shares authorized; 8,500 and no shares of Series A Non-Voting Convertible Common Stock issued and
      outstanding at March 31, 1998 and December 31, 1997, respectively                850
   Common Stock, $.10 par value; 270,000 shares authorized;
      88,421 and 88,128 shares issued and outstanding at March 31, 1998
      and December 31, 1997, respectively                                            8,842              8,813
   Additional paid-in-capital                                                       54,163             49,739
   Retained earnings (deficit)                                                        (681)              (600)
                                                                                  --------           ---------
      Total shareholders' equity                                                    63,174             57,952
                                                                                  --------           --------
       Total liabilities and shareholders' equity                                 $133,580           $120,426
                                                                                  ========           ========

             The accompanying notes, together with the Notes to the
      Combined Consolidated Financial Statements incorporated by reference in the Companies' Form 10-K for the year ended
     December 31, 1997, are an integral part of these financial statements.

                           MEDITRUST OPERATING COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    for the three months ended March 31, 1998
                                   (Unaudited)


                                                                  1998
                                                                  ----
                                                         (In thousands, except
                                                           per Share amounts)

Revenue:
Horse Racing:
   Wagering commissions                                           $25,931
   Admission related                                               10,580
                                                                  -------
      Total horse racing                                           36,511
Interest                                                              176
Other                                                                 341
                                                                  -------
       Total revenue                                               37,028
                                                                  -------

Expenses:
   Horse racing operations                                         28,196
   Depreciation and amortization                                      813
   Amortization of goodwill                                           201
   Interest and other                                                  36
   Interest to Meditrust Corporation                                  492
   General and administrative                                         590
   Rent to Meditrust Corporation                                    6,781
                                                                  -------
       Total expenses                                              37,109
                                                                  -------

Loss before income taxes                                          $   (81)
Provision for income taxes                                             --
                                                                  -------
       Net loss                                                   $   (81)
                                                                  =======

Basic earnings per Common Share (Note 10):                        $    --
                                                                  =======

Diluted earnings per Common Share (Note 10):                      $    --
                                                                  =======


             The accompanying notes, together with the Notes to the
      Combined Consolidated Financial Statements incorporated by reference in the Companies' Form 10-K for the year ended
     December 31, 1997, are an integral part of these financial statements.

                           MEDITRUST OPERATING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    for the three months ended March 31, 1998
                                   (Unaudited)

                                                                       1998
                                                                       ----
                                                                  (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                       $   (81)
      Amortization of goodwill                                           201
      Shares issued for compensation                                       3
      Other depreciation and amortization                                813
      Net change in other assets and liabilities                       4,419
                                                                     -------
         Net cash provided by operating activities                     5,355
                                                                     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from equity offering                                    5,269
      Equity offering costs                                             (105)
      Repayment of intercompany borrowings, net of borrowings         (3,065)
      Proceeds from stock options                                         22
                                                                     -------
         Net cash provided by financing activities                     2,121
                                                                     -------


      Net increase in cash and cash equivalents                        7,476

Cash and cash equivalents at:
         Beginning of period                                          19,673
                                                                     -------
         End of period                                               $27,149
                                                                     =======


Supplemental disclosure of cash flow information (Note 2)

             The accompanying notes, together with the Notes to the
      Combined Consolidated Financial Statements incorporated by reference in the Companies' Form 10-K for the year ended
     December 31, 1997, are an integral part of these financial statements.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  Summary of Significant Accounting Policies
    ------------------------------------------

    Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q in compliance with the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Meditrust Corporation ("Realty") and Meditrust Operating Company and subsidiaries ("Operating Company" and collectively the "Companies" or "The Meditrust Companies"), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See the Companies' Annual Report on Form 10-K and 10-K/A for the year ended December 31, 1997 (and the Reports on Form 8-K and 8-K/A dated February 26, 1998, incorporated by reference therein) for additional information relevant to significant accounting policies followed by the Companies.

    Basis of Presentation

    In the opinion of the Companies' management, the accompanying unaudited combined consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly their financial position as of March 31, 1998 and their results of operations for each of the three-month periods ended March 31, 1998 and 1997 and cash flows for each of the three-month periods ended March 31, 1998 and 1997. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results which may be expected for any other interim period or for the entire year.

    Certain reclassifications have been made to the 1997 presentation to conform to the 1998 presentation.

2.  Supplemental Cash Flow Information
    ----------------------------------

    The Meditrust Companies:

                                                                              Three Months Ended
                                                                                   March 31,
                                                                            ------------------------
                                                                               1998            1997
                                                                               ----            ----
                                                                                 (In thousands)
    Interest paid during the period................................          $44,120         $29,931
    Interest capitalized during the period.........................            1,652           1,881
    Non-cash investing and financing transactions:
         Value of real estate acquired:
            Land and buildings.....................................            7,118
         Accumulated depreciation of buildings sold................            1,561
         Increase (reduction) in real estate mortgages net of
            participation reduction................................              461             (64)
         Change in market value of equity securities in excess
            of cost................................................            3,971          (1,159)
         Value of Shares issued for conversion of debentures ......            5,962           2,552

                           MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                             AND SUBSIDIARIES
                            NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

                                                (Unaudited)

2.  Supplemental Cash Flow Information, Continued
    ---------------------------------------------

    Meditrust Corporation:

                                                                              Three Months Ended
                                                                                    March 31,
                                                                             -----------------------
                                                                               1998            1997
                                                                               ----            ----
                                                                                  (In thousands)
    Interest paid during the period................................          $44,120         $29,931
    Interest capitalized during the period                                     1,652           1,881
    Non-cash investing and financing transactions:
         Value of real estate acquired:
            Land and buildings.....................................            7,118
         Accumulated depreciation of buildings sold................            1,561
         Increase (reduction) in real estate mortgages net of
            participation reduction................................              461             (64)
         Change in market value of equity securities in excess
            of cost................................................            3,971          (1,159)
         Value of Shares issued for conversion of debentures.......            5,849           2,552

    Meditrust Operating Company:

                                                                              Three Months Ended
                                                                                March 31, 1998
                                                                                --------------
                                                                                (In thousands)
    Interest paid during the period................................                 $54
    Non-cash investing and financing transactions:
         Value of Shares issued for conversion of debentures.......                 113

3.  Real Estate Investments

    The following is a summary of Realty's real estate investments:

                                                                              March 31,        December 31,
                                                                               1998                1997
                                                                               ----                ----
   (In thousands)
   Land                                                                     $  316,750         $  249,852
   Buildings and improvements, net of accumulated depreciation
      of $133,054 and $124,582                                               1,420,134          1,223,255
   Real estate mortgages and loans receivable                                1,252,675          1,432,825
   Investment in unconsolidated joint venture, net of accumulated
      depreciation of $625 and $250                                             29,176             29,840
   Assets held for sale, net of accumulated depreciation
      and other provisions of $11,439                                            3,870
                                                                            ----------         ----------
                                                                            $3,022,605         $2,935,772
                                                                            ==========         ==========

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3. Real Estate Investments, Continued
   ----------------------------------

   During the three months ended March 31, 1998, Realty acquired five assisted living facilities and twenty-one medical office buildings for $217,081,000. Realty also acquired five golf courses for $40,965,000. In addition, during the three month period ended March 31, 1998, Realty provided net funding of $9,628,000 for the construction of nine assisted living facilities. Realty also provided net funding of $19,036,000 for ongoing construction of facilities it currently owns which were already in the portfolio prior to 1998.

   Also during the three months ended March 31, 1998, Realty provided permanent mortgage financing of $37,335,000 for one long-term care facility and for 135 acres of development stage property. Realty also provided $2,122,000 in additions to permanent mortgages already in the portfolio.

   Realty commenced new development funding of $1,991,000 relating to one long-term care facility. Realty also provided $37,043,000 for ongoing construction of mortgaged facilities already in the portfolio.

   During the three months ended March 31, 1998, Realty received $4,709,000 from the sale of a long-term care facility. There was no gain or loss realized on the sale.

   From time to time, Realty enters into transactions with related parties. As of March 31, 1998, Realty had total commitments of $330,162,000 of which $254,863,000 were funded to entities in which the Companies' Chairman and Chief Executive Officer owned or was expected to own a controlling equity interest or a minority interest. Realty expects to enter into additional transactions with related parties in the future. All of the terms and conditions of such transactions are subject to approval by the independent Directors of Realty. During 1996 and 1997, Realty provided mortgage financing in the aggregate amount of $82,270,000 (of which $74,313,000 had been funded through January 1998) to certain limited partnerships in which the Companies' Chairman and Chief Executive Officer holds a minority equity interest, for the construction and/or permanent financing of 11 medical office buildings. During January 1998, Realty acquired all of the assets of, or all of the partnership interests in such limited partnerships for an aggregate purchase price of $110,528,000, and currently leases the medical office buildings directly to the occupants thereof.

   On February 23, 1998, Realty entered into a letter of intent for the construction and permanent financing of a medical office building to be located in Morristown, New Jersey, with a committed amount of $25,695,000, with an entity in which the Companies' Chairman and Chief Executive Officer holds a 12% minority equity interest. This transaction closed in April 1998.

   On March 4, 1998 Realty provided acquisition financing in the amount of $24,228,723 to an entity in which the Companies' Chairman and Chief Executive Officer owns a 42.5% equity interest and Realty's Chief Operating Officer owns a 2.5% equity interest, for the development of 135 acres of land in Jupiter, Florida, $17,835,000 of which had been funded as of March 31, 1998.

   During the three months ended March 31, 1998, Realty received principal payments on real estate mortgages of $259,102,000. Included in this amount was a $122,000,000 prepayment of mortgage investments for which a prepayment and make-whole gain of $26,000,000 was received and has been classified as other income in the consolidated statements of income.

   At March 31, 1998, Realty was committed to provide additional financing of approximately $219,281,000 relating to five medical office buildings, eight long-term care facilities, and 36 assisted living facilities which are currently under construction as well as additions to existing facilities in the portfolio.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

4. Indebtedness and Shareholders' Equity
   -------------------------------------

   On February 26, 1998, the Companies entered into two transactions with Merrill Lynch International, a UK-based broker/dealer subsidiary of Merrill Lynch & Co., Inc. ("MLI"). Pursuant to the terms of a stock purchase agreement, MLI agreed to purchase 8,500,000 shares of Series A Non-Voting Convertible Common Stock from each of the Companies at a purchase price of $32.625 per share. The Series A Non-Voting Convertible Common Stock is non-voting paired series common stock that will convert to paired common stock of the Companies ("Shares") on the earlier of (a) the business day following the date on which the stockholders of the Companies have approved the proposed merger of Realty with La Quinta Inns, Inc. ("La Quinta") or
   (b) the date of any termination of the La Quinta merger agreement. Net proceeds from this private placement of securities of approximately $272,000,000 were used by the Companies to repay existing indebtedness. Separately, the Companies and MLI entered into a purchase price adjustment agreement under which Meditrust will, within one year from the date of MLI's purchase, adjust the original $32.625 purchase price per share based on the market price of the Shares at the time of the adjustment, by receiving Shares from MLI or by issuing additional Shares to MLI.

   The Series A Non-Voting Convertible Common Stock will receive the same dividend as the Companies' Common Stock, however, the guaranteed minimum return is LIBOR plus 75 basis points. Any difference between LIBOR plus 75 basis points and the dividend payments received by the shareholders will be included in an adjustment amount under the purchase price adjustment agreement. The Companies expect the annual dividend to exceed LIBOR plus 75 basis points.

   This transaction has been accounted for as an equity transaction with the shares treated as outstanding from their date of issuance for both basic and diluted earnings per share purposes. The accounting treatment for this transaction is expected to be reviewed by the Emerging Issues Task Force
   (EITF). The Securities and Exchange Commission has concluded that until the EITF has an opportunity to perform a full review of this transaction, future transactions of this type will be accounted for as debt. For previously completed transactions such as the Companies', the Securities and Exchange Commission will not object to the accounting treatment reflected in the Quarterly Report on Form 10-Q.

   During the three months ended March 31, 1998, $220,000 of principal amount of 9% convertible debentures were converted into 9,788 Shares; $5,027,000 of principal amount of 7% convertible debentures were converted into 197,231 Shares; $50,000 of principal amount of 7.5% convertible debentures were converted into 1,660 Shares and $665,000 of principal amount of 6 7/8% convertible debentures were converted into 21,521 Shares.

   Realty has a total of $365,000,000 in unsecured lines of credit, bearing interest at the lenders' prime rate or LIBOR plus .875%. A total of $311,000,000 was available at March 31, 1998.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. Comprehensive  Income and Investment in Equity Securities

   As of January 1, 1998, the Companies adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components; however, the adoption of this statement has no impact on the Companies' net income or shareholders' equity. SFAS 130 requires, among other things, unrealized gains or losses on the Companies' available-for-sale investments to be included in other comprehensive income.

   During 1996 and 1997, Realty invested approximately $26,982,000 in exchange for 14,285,000 shares of common stock, representing a 19.99% interest in Nursing Home Properties Plc (NHP Plc), a property investment group which specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom. Realty does not have the right to vote more than 9.99% of the shares of NHP Plc. As of March 31, 1998 the market value of this investment was $34,522,000 and is included in other assets in the accompanying balance sheet. The resulting difference between the current market value and cost, $7,540,000, is included in shareholders' equity in the accompanying balance sheet.

   The following is a summary of the Companies' comprehensive income:

                                                              Three Months Ended March 31,
       (in thousands)                                             1998          1997
                                                                  ----          ----
       Net income                                               $51,621       $41,053
                                                                =======       =======
       Other comprehensive income:
         Change in market value of equity
         securities in excess of cost                             3,971        (1,159)
                                                                -------       -------
       Comprehensive income                                     $55,592       $39,894
                                                                =======       =======

6. Distributions Paid to Shareholders
   ----------------------------------

   On February 13, 1998, Realty paid a dividend of $.60625 per Share to shareholders of record on January 30, 1998.

7. Other expenses
   --------------

   During the three months ended March 31, 1998, the Companies pursued a strategy of diversifying into new business lines including hospitality and golf (See Note 9). Consistent with this strategy, Realty commenced a reevaluation of its intentions with respect to certain existing health care real estate facilities and other assets.

   As a result of continued deteriorating performance at two owned psychiatric facilities and the corresponding impact on Realty's resources, management has committed to a plan to sell these facilities as soon as practicable. Accordingly, Realty has recorded a provision of $10.5 million to adjust the carrying value of these facilities and related working capital receivables to estimated fair value less costs to sell as of March 31, 1998. In addition, as part of the continuing evaluation of its existing health care real estate portfolio, Realty has also provided for the establishment of a $3 million valuation reserve as of March 31, 1998.

   Realty also has held other assets and receivables that are unrelated to its historical primary business of health care financing. Management has determined that protracted collection efforts for these assets is currently an inefficient use of its resources and therefore has recorded a provision of approximately $5.1 million to reduce the carrying value of these assets to net realizable value as of March 31, 1998.

   Additionally, Realty incurred approximately $3 million of non-recurring costs related to the evaluation of certain acquisition targets which it is no longer pursuing at March 31, 1998.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

8. Newly Issued Accounting Standards
   ---------------------------------

   Financial Accounting Standards Board Statement No. 131 ("FAS 131") "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements issued for periods beginning after December 15, 1997. FAS 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. Due to the Companies' plans for acquisitions of companies in a variety of business segments, the Companies are in the process of evaluating the effect of the implementation of FAS 131.

   During the three months ended March 31, 1998 the Companies adopted Emerging Issues Task Force No. 97-11 (EITF 97-11): Accounting for Internal Costs Relating to Real Estate Property Acquisitions. The adoption of EITF 97-11 did not and is not expected to have a material impact on the Companies' financial position or results of operations.

9. Contingencies
   -------------

   On January 8, 1998 the Companies received notice that they were named as a defendant in an action entitled, Lynn Robbins v. William J. Razzouk, et al; Civil Action No. 98CI-00192 filed January 7, 1998 in the District Court of Bexar County, Texas and on January 20, 1998 the Companies received notice that they were named as a defendant in an action entitled, Adele Brody v. William J. Razzouk, et al., Civil Action No. 98CI-00456 filed January 12,1998 in the District Court of Bexar County, Texas. The complaints, which have been consolidated into one action, (i) allege, in part, that La Quinta and its directors violated their fiduciary duty, duty of care and loyalty to La Quinta shareholders by entering into a merger agreement with the Companies without having first invited other bidders, and the Companies aided and abetted La Quinta and its directors in the alleged breaches, and (ii) seek injunctive relief enjoining the merger with La Quinta and compensatory damages. The defendants and counsel for the class plaintiffs have negotiated and entered into an agreement in principle to settle the action, dated on or about May 8, 1998 (the "Memorandum of Understanding"). The Memorandum of Understanding sets forth the principal bases for the settlement which include the issuance of a series of press releases prior to the meetings of the shareholders of the Companies and La Quinta to consider the La Quinta merger agreement and the inclusion of a section describing the Forward Equity Transaction with MLI in the joint proxy statement/prospectus prepared for the La Quinta's shareholder meetings. The proposed settlement will be contingent upon execution of an appropriate and satisfactory stipulation of settlement and related documents, and Final Court Approval of the settlement (as defined in the Memorandum of Understanding) by the Texas Court. La Quinta has agreed to pay counsel for the class plaintiffs attorney's fees in an amount not to exceed $700,000 in the event such settlement is consummated.

   The Companies are also a party to a number of other claims and lawsuits arising out of the normal course of business; the Companies believe that none of these claims or pending lawsuits, either individually or in the aggregate, will have a material adverse affect on the Companies' business or on their consolidated financial position or results of operations.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

9. Contingencies, Continued
   ------------------------

   On March 26, 1998, Representative William Archer, Chairman of the House Ways and Means Committee, and Senator William V. Roth, Jr., Chairman of the Senate Finance Committee, introduced identical legislation to limit the grandfathered status of paired share real estate investment trusts (a "REIT"). Under the proposed legislation, the anti-pairing rules provided in the Internal Revenue Code of 1986, as amended (the "Code") would apply to real property interests acquired after March 26, 1998 by the Companies, or a subsidiary or partnership in which a ten percent or greater interest is owned by the Companies unless (i) the real property interests are acquired pursuant to a written agreement which was binding on March 26, 1998 and all times thereafter or (ii) the acquisition of such real property interests was described in a public announcement or in a filing with the SEC on or before March 26, 1998.

   Under this legislation as currently proposed, the properties to be acquired from La Quinta would not be subject to these anti-pairing rules. However, there is no assurance that the legislation will be adopted in its current form, with a consequence that the properties to be acquired from La Quinta or other properties of the Companies could become subject to the anti-pairing rules of the Code in the future. In addition, the proposed legislation also provides that a property held by the Companies that is not subject to the anti-pairing rules would become subject to such rules in the event of an improvement placed in service after December 31, 1999 that changes the use of the property and the cost of which is greater than 200 percent of (i) the undepreciated cost of the property (prior to the improvement) or (ii) in the case of property acquired where there is a substituted basis (e.g., the properties to be acquired from La Quinta), the fair market value of the property on the date it was acquired by the Companies. There is an exception for improvements placed in service before January 1, 2004 pursuant to a binding contract in effect on December 31, 1999 and at all times thereafter. This proposed restriction on property improvements would apply to the properties to be acquired from La Quinta, as well as all other properties owned by the Companies, and would limit the ability of the Companies to improve or change the use of those properties after December 31, 1999. Restructuring the operations of Realty and Operating Company to comply with the proposed legislation may cause the Companies to incur substantial tax liabilities, to recognize an impairment loss on their goodwill asset or otherwise adversely affect the Companies.

   On January 3, 1998, the Companies signed a definitive merger agreement with La Quinta providing for, among other transactions, the merger of La Quinta with and into Realty. The total consideration for the transaction will amount to $26.00 per share of La Quinta, in a combination of newly issued Shares of the Companies and cash, subject to certain cap and collar mechanisms. The transaction is expected to close in the second quarter of 1998. Since the last week of January 1998, the Companies' stock price has decreased which may result in more Shares being issued by the Companies to complete the transaction than was originally expected. Depending upon how many additional Shares, if any, are issued, the transaction may not be as accretive, on a per Share basis, as had previously been disclosed.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

9. Contingencies, Continued

   On January 11, 1998, Realty signed a definitive merger agreement with Cobblestone Holdings, Inc., parent of Cobblestone Golf Group, Inc., ("Cobblestone"), under which the Companies will acquire all of the outstanding preferred and common stock of Cobblestone for Shares valued at approximately $241,000,000. In addition, under the terms of the agreement, approximately $169,000,000 of Cobblestone debt and associated costs will be either refinanced or assumed as a condition of closing. The transaction is anticipated to close in the second quarter of 1998.


10.Earnings Per Share

    Combined consolidated earnings per Share is computed as follows:

                                                            For the three months ended March 31, 1998
                                                            -----------------------------------------
         (In thousands, except per Share amounts)          Income            Shares          Per Share
                                                         (Numerator)      (Denominator)         Amount
                                                         -----------      -------------      ---------
    Basic EPS:
         Income available to common shareholders             $51,621            91,428         $.56

    Effect of Dilutive Securities:
         Stock Options                                                             336
         Contingently issuable Shares to MLI (Note 4)                              143
    Diluted EPS:
                                                         ---------------------------------------------
         Income available to common shareholders             $51,621            91,907         $.56
                                                         =============================================


                                                            For the three months ended March 31, 1997
                                                            -----------------------------------------
         (In thousands, except per Share amounts)           Income            Shares          Per Share
                                                         (Numerator)      (Denominator)         Amount
                                                         -----------      -------------       ---------
    Basic EPS:
         Income available to common shareholders             $41,053            73,828         $.56
    Effect of Dilutive Securities:
         Stock Options                                                             266
    Diluted EPS:
                                                         ---------------------------------------------
         Income available to common shareholders             $41,053            74,094         $.55
                                                         =============================================

   Weighted average common shares of Realty for purposes of computing Basic EPS were 92,734,000 and 73,828,000 and for Diluted EPS were 93,213,000 and 74,094,000 for the three month periods ended March 31, 1998 and 1997, respectively. Weighted average common shares of Operating Company for purposes of computing Basic and Diluted EPS for the three month period ended March 31, 1998 were 91,428,000 and 91,907,000, respectively.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

10. Earnings Per Share, Continued

    Operating Company holds common shares of Realty which are unpaired pursuant to a stock option plan approved by the shareholders. The common shares held totaled 1,305,000 as of March 31, 1998. These shares affect the calculation of Realty's net income per common share but are eliminated in the calculation of net income per paired common share for The Meditrust Companies.

    Convertible debentures outstanding for the three month periods ended March 31, 1998 and 1997 are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

11. Subsequent Event

    On April 14, 1998, Realty declared a dividend of $.61125 per Share payable on May 15, 1998 to shareholders of record on April 30, 1998.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although The Meditrust Companies (the "Companies") consisting of Meditrust Corporation ("Realty") and Meditrust Operating Company ("Operating"), believe the statements are based on reasonable assumptions, the Companies can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, the availability of equity and debt financing for acquisitions and renovations, interest rates, competition for hotel and golf services in a given market, the enactment of legislation impacting the Companies' status as a paired share real estate investment trust ("REIT") or Realty's status as a REIT and other risks detailed from time to time in the filings of Realty and Operating with the Securities and Exchange Commission, including, without limitation, quarterly reports on Form 10-Q, reports on Form 8-K, and annual reports on Form 10-K.

The basis of presentation includes Management's Discussion and Analysis of Financial Condition and Results of Operations for the combined and separate SEC registrants. Management of the Companies believe that combined presentation is most beneficial to the reader. However it should be noted that combined results of operations for the three months ended March 31, 1997 are principally related to the activity of Realty.

On November 5, 1997, Meditrust merged with Santa Anita Realty Enterprises, Inc., with Santa Anita Realty Enterprises, Inc. as the surviving corporation, and Meditrust Acquisition Company merged with Santa Anita Operating Company, with Santa Anita Operating Company as the surviving corporation (hereafter referred to as the "Merger" or "Mergers"). Upon completion of the Mergers, Santa Anita Realty Enterprises, Inc. changed its corporate name to "Meditrust Corporation" and Santa Anita Operating Company changed its corporate name to "Meditrust Operating Company." The Mergers were accounted for as reverse acquisitions whereby Meditrust and Meditrust Acquisition Company were treated as the acquirers for accounting purposes. Accordingly, the financial history is that of Meditrust and Meditrust Acquisition Company prior to the Mergers. For the three month period ended March 31, 1997, all Share and per Share amounts have been retroactively adjusted to reflect the 1.2016 exchange of shares of beneficial interest for paired common shares of the Companies.

The Meditrust Companies - Combined Results of Operations

Three months ended March 31, 1998 vs. Three months ended March 31, 1997

Revenue for the three months ended March 31, 1998 was $145,196,000 compared to $67,965,000 for the three months ended March 31, 1997, an increase of $77,231,000. Revenue growth was primarily attributable to the addition of horse racing revenue of $36,511,000, increased rental income of $11,704,000 and increased interest income of $3,016,000. Horse racing revenue during the three month period ended March 31, 1998 is seasonally high as the track was open with live racing for the entire period. The rental and interest income increases resulted from additional real estate investments made over the last twelve months net of mortgage prepayments. Other income for the three months ended March 31, 1998 included a nonrecurring $26,000,000 prepayment and make-whole gain as a result of approximately $120,000,000 in

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The Meditrust Companies - Combined Results of Operations, Continued

mortgage investments that were repaid prior to their maturity.

For the three months ended March 31, 1998, total expenses increased by $66,663,000. A significant portion of the expense growth was attributed to the addition of horse racing operations which included costs of $28,196,000. Horse racing operating costs incurred during the three month period ended March 31, 1998 were seasonally high as the track was open with live racing for the entire period. Interest expense increased by $7,338,000 due to increases in debt outstanding resulting from additional real estate investments made over the past twelve months. Depreciation and amortization increased by $6,371,000, as a result of increased real estate investments, associated debt issuance costs and amortization of goodwill as a result of the Merger. General and administrative expenses increased by $2,063,000, principally due to a higher level of operating costs associated with portfolio growth and as a result of the Merger. Rental property operating expenses were incurred during the three months ended March 31, 1998 of which $1,265,000 related to management of medical office buildings, a significant portion of which were for owned properties.

During the three months ended March 31, 1998, the Companies pursued a strategy of diversifying into new business lines including hospitality and golf (See Note
9). Consistent with this strategy, Realty commenced a reevaluation of its existing health care real estate portfolio and other assets.

As a result of continued deteriorating performance at two owned psychiatric facilities and the corresponding impact on Realty's resources, management has committed to a plan to sell these facilities as soon as practicable. Accordingly, Realty has recorded a provision of $10.5 million to adjust the carrying value of these facilities and related working capital receivables to estimated fair value less costs to sell as of March 31, 1998. As part of the continuing evaluation of its existing health care real estate portfolio, Realty has also provided for the establishment of a $3 million valuation reserve as of March 31, 1998.

Realty also has held other assets and receivables that are unrelated to its historical primary business of health care financing. Management has determined that further collection efforts for these assets is currently an inefficient use of its resources and therefore has recorded a provision of approximately $5.1 million to reduce the carrying value of these assets to net realizable value as of March 31, 1998.

Additionally, Realty has recorded approximately $3 million of non-recurring costs related to the evaluation of certain acquisition targets which it is no longer pursuing at March 31, 1998.

Net income for the three months ended March 31, 1998 was $51,621,000 compared to $41,053,000 for the three months ended March 31, 1997, an increase of $10,568,000 or 26%. Net income per share of paired common stock of the Companies (a "Share") was unchanged at $0.56 for the three months ended March 31, 1998 and 1997. The per Share amount remained unchanged primarily due to dilution caused by the issuance of additional Shares related to the Merger with the Santa Anita Companies. Per Share amounts for 1997 have been restated to reflect the exchange of Meditrust Shares of Beneficial Interest for Shares of the Companies pursuant to the Merger with the Santa Anita Companies. In connection with the Merger, 24,822,000 additional Shares are now outstanding.

Combined Liquidity and Capital Resources

As of March 31, 1998, the Companies' gross real estate investments totaled approximately $3,167,723,000, consisting of 216 long-term care facilities, 186 retirement and assisted living facilities, 31 medical office buildings, 26 rehabilitation hospitals, six alcohol and substance abuse treatment facilities and psychiatric hospitals, five golf courses, one acute care hospital campus, one racetrack, a 50% interest in a fashion mall and land held for development. As of March 31, 1998, the Companies' outstanding commitments for additional financing totaled approximately $219,281,000 for the completion of 36 assisted living facilities, eight long-term care facilities and five medical office buildings currently under construction and additions to existing facilities in the portfolio.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Combined Liquidity and Capital Resources, Continued

The Companies provide funding for their investments through a combination of long-term and short-term financing including both debt and equity. The Companies obtain long-term financing through the issuance of Shares, long-term unsecured notes, convertible debentures and the assumption of mortgage notes. The Companies obtain short-term financing through the use of bank lines of credit which are replaced with long-term financing as appropriate. From time to time, the Companies may utilize interest rate caps or swaps to attempt to hedge interest rate volatility. It is the Companies' objective to match mortgage and lease terms with the terms of their borrowings. The Companies attempt to maintain an appropriate spread between their borrowing costs and the rate of return on their investments. When development loans convert to sale/leaseback transactions or permanent mortgage loans, the base rent or interest rate, as appropriate, is fixed at the time of such conversion. There is, however, no assurance that the Companies will satisfactorily achieve, if at all, the objectives set forth in this paragraph.

On January 3, 1998, the Companies signed a definitive merger agreement with La Quinta Inns, Inc. ("La Quinta") providing for, among other transactions, the merger of La Quinta with and into Realty. The total consideration for the transaction will amount to $26.00 per share of La Quinta, in a combination of newly issued Shares in the Companies and cash, subject to certain cap and collar mechanisms. The transaction is expected to close in the second quarter of 1998. Since the last week of January 1998, the Companies' stock price has decreased which may result in more Shares being issued by the Companies to complete the transaction than was originally expected. Depending upon how many additional Shares, if any, are issued, the transaction may not be as accretive, on a per Share basis, as had previously been disclosed.

On January 9, 1998, the Board of Directors of Realty declared a distribution of $.60625 per Share which was paid on February 13, 1998, to shareholders of record on January 30, 1998.

On January 11, 1998, Realty signed a definitive merger agreement with Cobblestone Holdings, Inc., parent of Cobblestone Golf Group, Inc., ("Cobblestone"), under which the Companies will acquire all of the outstanding preferred and common stock of Cobblestone for Shares valued at approximately $241,000,000. In addition, under the terms of the agreement, approximately $154,000,000 of Cobblestone debt and associated costs will be either refinanced or assumed as a condition of closing. The transaction is anticipated to close in the second quarter of 1998.

On February 26, 1998, the Companies entered into two transactions with Merrill Lynch International, a UK-based broker/dealer subsidiary of Merrill Lynch & Co., Inc. ("MLI"). Pursuant to the terms of a stock purchase agreement, MLI agreed to purchase 8,500,000 shares of Series A Non-Voting Convertible Common Stock from each of the Companies at a purchase price of $32.625 per share. The Series A Non-Voting Convertible Common Stock is non-voting paired common stock that will convert to Shares on the earlier of (a) the business day following the date on which the stockholders of the Companies have approved the La Quinta merger transaction or (b) the date of any termination of the La Quinta merger agreement. Net proceeds from this private placement of securities of approximately

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Combined Liquidity and Capital Resources, Continued

$272,000,000 were used by the Companies to repay existing indebtedness. Separately, the Companies and MLI entered into a purchase price adjustment agreement under which Meditrust will, within one year from the date of MLI's purchase, adjust the original $32.625 purchase price per share based on the market price of the Shares at the time of the adjustment, by receiving Shares from MLI or by issuing additional Shares to MLI.

The Series A Non-Voting Convertible Common Stock will receive the same dividend as the Companies' common stock, however, the guaranteed minimum return is LIBOR plus 75 basis points. Any difference between LIBOR plus 75 basis points and the dividend payments received by the shareholders will be included in an adjustment amount under a purchase price adjustment agreement. The Companies expect the annual dividend to exceed the LIBOR plus 75 basis points.

This Forward Equity Transaction has been accounted for as an equity transaction with the shares treated as outstanding from their date of issuance for both basic and diluted earnings per share purposes. The accounting treatment for this transaction is expected to be reviewed by the Emerging Issues Task Force (EITF). The Securities and Exchange Commission has concluded that until the EITF has an opportunity to perform a full review of this transaction, future transactions of this type will be accounted for as debt. For previously completed transactions such as the Companies', the Securities and Exchange Commission will not object to the accounting treatment reflected in the Quarterly Report on Form 10-Q.

As of May 11, 1998, Realty had unsecured revolving lines of credit expiring September 23, 1999 in the aggregate amount of $365,000,000 bearing interest at the lender's prime rate (8.5%) or LIBOR plus .875% (6.5% at May 11, 1998). A total of $311,000,000 was available from all credit facilities at May 11, 1998. In addition, the Companies have filed a shelf registration statement with the Securities and Exchange Commission under which the Companies may issue, upon effectiveness, $2,000,000,000 of securities including Shares, preferred stock, debt, series common stock, convertible debt and warrants to purchase Shares, Preferred Shares, debt, series common stock and convertible debt.

The Companies had shareholders' equity of $2,106,713,000 and debt constituted 37% of the Companies' total capitalization as of March 31, 1998.

The Companies believe that their various sources of capital are adequate to finance their operations as well as pending acquisitions, mortgage financings and future dividends. Over the next twelve months, as the Companies identify appropriate investment opportunities, the Companies may raise additional capital through the sale of Shares, series common stock or preferred stock, the use of a forward equity transaction, the issuance of additional long-term debt or through a securitization transaction.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

Realty - Results of Operations and Liquidity and Capital Resources

Three months ended March 31, 1998 vs. Three months ended March 31, 1997

Revenue for the three months ended March 31, 1998 was $115,441,000 compared to $67,965,000 for the three months ended March 31, 1997, an increase of $47,476,000. Revenue growth was primarily attributable to increased rental income of $18,144,000 and increased interest income of $3,332,000. The rental and interest income increases resulted from additional real estate investments made over the last twelve months net of mortgage prepayments and include rent of $6,781,000 collected from Operating related to horse racing. Other income for the three months ended March 31, 1998 included a nonrecurring $26,000,000 prepayment and make-whole gain as a result of approximately $120,000,000 in mortgage investments that were repaid.

For the three months ended March 31, 1998, total expenses increased by $36,827,000. Interest expense increased by $7,302,000 due to increases in debt outstanding resulting from additional real estate investments made over the past twelve months. Depreciation and amortization increased by $5,357,000, as a result of increased real estate investments, associated debt issuance costs and amortization of goodwill as a result of the Merger. General and administrative expenses increased by $1,473,000, principally due to a higher level of operating costs associated with portfolio growth and as a result of the Merger. Rental property operating expenses of $1,265,000 incurred during the three months ended March 31, 1998 were related to management of medical office buildings, a significant portion of which were for owned properties.

During the three months ended March 31, 1998, the Companies pursued a strategy of diversifying into new business lines including hospitality and golf (See Note
9). Consistent with this strategy, Realty commenced a reevaluation of its existing health care real estate portfolio and other assets.

As a result of continued deteriorating performance at two owned psychiatric facilities and the corresponding impact on Realty's resources, management has committed to a plan to sell these facilities as soon as practicable. Accordingly, Realty has recorded a provision of $10.5 million to adjust the carrying value of these facilities and related working capital receivables to estimated fair value less costs to sell as of March 31, 1998. As part of the continuing evaluation of its existing health care real estate portfolio, Realty has also provided for the establishment of a $3 million valuation reserve as of March 31, 1998.

Realty also has held other assets and receivables that are unrelated to its historical primary business of health care financing. Management has determined that further collection efforts for these assets is currently an inefficient use of its resources and therefore has recorded a provision of approximately $5.1 million to reduce the carrying value of these assets to net realizable value as of March 31, 1998.

Additionally, Realty has recorded approximately $3 million of non-recurring costs related to the evaluation of certain acquisition targets which it is no longer pursuing at March 31, 1998.

Net income for the three months ended March 31, 1998 was $51,702,000 compared to $41,053,000 for the three months ended March 31, 1997, an increase of $10,649,000 or 26%. Net income per common share was unchanged at $0.56 for the three months ended March 31, 1998 and 1997. The per share amount remained unchanged primarily due to dilution caused by the issuance of additional Shares related to the Merger with the Santa Anita Companies. Per share amounts for 1997 have been restated to reflect the exchange of Meditrust Shares of Beneficial Interest for Shares of the Companies pursuant to the Merger with the Santa Anita Companies.

Realty - Liquidity and Capital Resources

As of March 31, 1998, Realty's gross real estate investments totaled approximately $3,167,723,000, consisting of 216 long-term care facilities, 186 retirement and assisted living facilities, 31 medical office buildings, 26 rehabilitation hospitals, six alcohol and substance abuse treatment facilities and psychiatric hospitals, five golf courses, one acute care hospital campus, one racetrack, a 50% interest in a fashion

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES


Realty - Liquidity and Capital Resources, Continued

mall and land held for development. As of March 31, 1998, Realty's outstanding commitments for additional financing totaled approximately $219,281,000 for the completion of 36 assisted living facilities, eight long-term care facilities and five medical office buildings currently under construction and additions to existing facilities in the portfolio.

Realty provides funding for investments through a combination of long-term and short-term financing including both debt and equity. Realty obtains long-term financing through the issuance of equity, long-term unsecured notes, convertible debentures and the assumption of mortgage notes. Realty obtains short-term financing through the use of bank lines of credit which are replaced with long-term financing as appropriate. From time to time, Realty may utilize interest rate caps or swaps to attempt to hedge interest rate volatility. It is the objective of Realty to match mortgage and lease terms with the terms of its borrowings. Realty attempts to maintain an appropriate spread between borrowing costs and the rate of return on investments. When development loans convert to sale/leaseback transactions or permanent mortgage loans, the base rent or interest rate, as appropriate, is fixed at the time of such conversion. There is, however, no assurance that Realty will satisfactorily achieve, if at all, the objectives set forth in this paragraph.

On January 3, 1998, the Companies signed a definitive merger agreement with La Quinta Inns, Inc. ("La Quinta") providing for, among other transactions, the merger of La Quinta with and into Realty. The total consideration for the transaction will amount to $26.00 per share of La Quinta, in a combination of newly issued Shares of the Companies and cash, subject to certain cap and collar mechanisms. The transaction is expected to close in the second quarter of 1998. Since the last week of January 1998, the Companies' stock price has decreased which may result in more Shares being issued by the Companies to complete the transaction than was originally expected. Depending upon how many additional Shares, if any, are issued, the transaction may not be as accretive, on a per Share basis, as had previously been disclosed.

On January 9, 1998, the Board of Directors of Realty declared a distribution of $.60625 per Share which was paid on February 13, 1998, to shareholders of record on January 30, 1998.

On January 11, 1998, Realty signed a definitive merger agreement with Cobblestone Holdings, Inc., parent of Cobblestone Golf Group, Inc., ("Cobblestone"), under which the Companies will acquire all of the outstanding preferred and common stock of Cobblestone for Shares valued at approximately $241,000,000. In addition, under the terms of the agreement, approximately $169,000,000 of Cobblestone debt and associated costs will be either refinanced or assumed as a condition of closing. The transaction is anticipated to close in the second quarter of 1998.

On February 26, 1998, the Companies entered into two transactions with Merrill Lynch International, a UK-based broker/dealer subsidiary of Merrill Lynch & Co., Inc. ("MLI"). Pursuant to the terms of a stock purchase agreement, MLI agreed to purchase 8,500,000 shares of Series A Non-Voting Convertible Common Stock from each of the Companies at a purchase price of $32.625 per share. The Series A Non-Voting Convertible Common Stock is non-voting paired common stock that will convert to

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Shares on the earlier of (a) the business day following the date on which the stockholders of the Companies have approved the La Quinta merger transaction or
(b) the date of any termination of the La Quinta merger agreement. Net proceeds from this private placement of securities of approximately $272,000,000 were used by the Companies to repay existing indebtedness. Separately, the Companies and MLI entered into a purchase price adjustment agreement under which Meditrust will, within one year from the date of MLI's purchase, adjust the original $32.625 purchase price per share based on the market price of the Shares at the time of the adjustment, by receiving Shares from MLI or by issuing additional Shares to MLI.

The Series A Non-Voting Convertible Common Stock will receive the same dividend as the Companies' common stock, however, the guaranteed minimum return is LIBOR plus 75 basis points. Any difference between LIBOR plus 75 basis points and the dividend payments received by the shareholders will be included in an adjustment amount under a purchase price adjustment agreement. The Companies expect the annual dividend to exceed the LIBOR plus 75 basis points.

This Forward Equity Transaction has been accounted for as an equity transaction with the shares treated as outstanding from their date of issuance for both basic and diluted earnings per share purposes. The accounting treatment for this transaction is expected to be reviewed by the Emerging Issues Task Force (EITF). The Securities and Exchange Commission has concluded that until the EITF has an opportunity to perform a full review of this transaction, future transactions of this type will be accounted for as debt. For previously completed transactions such as the Companies', the Securities and Exchange Commission will not object to the accounting treatment reflected in the Quarterly Report or Form 10-Q.

As of May 11, 1998, Realty had unsecured revolving lines of credit expiring September 23, 1999 in the aggregate amount of $365,000,000 bearing interest at the lender's prime rate (8.5%) or LIBOR plus .875% (6.6% at May 11, 1998). A total of $311,000,000 was available from all credit facilities at May 11, 1998. In addition, the Companies have filed a shelf registration statement with the Securities and Exchange Commission under which the Companies may issue, upon effectiveness, $2,000,000,000 of securities including Shares, preferred stock, debt, series common stock, convertible debt and warrants to purchase Shares, Preferred Shares, debt, series common stock and convertible debt.

Realty had shareholders' equity of $2,067,992 and debt constituted 38% of total capitalization as of March 31, 1998.

Realty believes that various sources of capital available over the next twelve months are adequate to finance pending acquisitions, mortgage financings and dividends. Over the next twelve months, as Realty identifies appropriate investment opportunities, Realty may raise additional capital through the sale of Shares, series common stock or preferred stock, the use of a forward equity transaction, the issuance of additional long-term debt or through a securitization transaction.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating - Results of Operations and Liquidity and Capital Resources

Three months ended March 31, 1998

Operating currently derives its revenue primarily from thoroughbred horse racing activities and golf course activities which were $36,511,000 and $341,000, respectively, during the three months ended March 31, 1998. Live thoroughbred horse racing at Santa Anita Racetrack totaled 65 days during the three months ended March 31, 1998. Horse racing is a seasonal business and the entire racing season for 1998 is scheduled to consist of 86 racing days. As a result, horse racing revenues in the first quarter are not indicative of what future quarters in 1998 will generate. Interest income was $176,000 for the three month period March 31, 1998.

Horse racing and golf operating costs were $34,977,000 including $6,781,000 in rent paid to Realty pursuant to the terms of the lease agreement for Santa Anita Racetrack. Rent expense is determined by wagering levels, commission rates and contractual amounts. The operating margin was somewhat lower than originally anticipated, partially as a result of the impact on racetrack attendance during the "El Nino" weather pattern that recently affected the area. Interest expense was $528,000 primarily for a Note payable to Realty. Depreciation and amortization expense was $1,014,000 primarily for depreciation of racing related equipment, furniture and fixtures which were amortized and matched with seasonally high revenues and amortization of goodwill as a result of the Merger. General and administrative expenses were $590,000 principally for compensation and consulting arrangements as a result of the Merger.

As a result, a net loss of $81,000 occurred for the three months ended March 31, 1998.

Operating - Liquidity and Capital Resources

Operating provides funding from racetrack operations and through a combination of long-term and short-term financing including both debt and equity. Operating obtains long-term financing through the issuance of common shares and unsecured notes. Operating obtains short-term financing through borrowings from Realty.

On January 3, 1998, the Companies signed a definitive merger agreement with La Quinta Inns, Inc. ("La Quinta") providing for, among other transactions, the merger of La Quinta with and into Realty. The total consideration for the transaction will amount to $26.00 per share of La Quinta, in a combination of newly issued Shares in the Companies and cash, subject to certain cap and collar mechanisms. The transaction is expected to close in the second quarter of 1998. Since the last week of January 1998, the Companies' stock price has decreased which may result in more Shares being issued by the Companies to complete the transaction than was originally expected. Depending upon how many additional Shares, if any, are issued, the transaction may not be as accretive, on a per Share basis, as had previously been disclosed.

On January 11, 1998, Realty signed a definitive merger agreement with Cobblestone Holdings, Inc., parent of Cobblestone Golf Group, Inc., ("Cobblestone"), under which the Companies will acquire all of

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating - Liquidity and Capital Resources, Continued

the outstanding preferred and common stock of Cobblestone for Shares valued at approximately $241,000,000. In addition, under the terms of the agreement, approximately $169,000,000 of Cobblestone debt and associated costs will be either refinanced or assumed as a condition of closing. The transaction is anticipated to close in the second quarter of 1998.

On February 26, 1998, the Companies entered into two transactions with Merrill Lynch International, a UK-based broker/dealer subsidiary of Merrill Lynch & Co., Inc. ("MLI"). Pursuant to the terms of a stock purchase agreement, MLI agreed to purchase 8,500,000 shares of Series A Non-Voting Convertible Common Stock from each of the Companies at a purchase price of $32.625 per share. The Series A Non-Voting Convertible Common Stock is non-voting paired common stock that will convert to Shares on the earlier of (a) the business day following the date on which the stockholders of the Companies have approved the La Quinta merger transaction or (b) the date of any termination of the La Quinta merger agreement. Net proceeds from this private placement of securities of approximately $272,000,000 were used by the Companies to repay existing indebtedness. Separately, the Companies and MLI entered into a purchase price adjustment agreement under which Meditrust will, within one year from the date of MLI's purchase, adjust the original $32.625 purchase price per share based on the market price of the Shares at the time of the adjustment, by receiving Shares from MLI or by issuing additional Shares to MLI.

The Series A Non-Voting Convertible Common Stock will receive the same dividend as the Companies' common stock, however, the guaranteed minimum return is LIBOR plus 75 basis points. Any difference between LIBOR plus 75 basis points and the dividend payments received by the shareholders will be included in an adjustment amount under a purchase price adjustment agreement. The Companies expect the annual dividend to exceed the LIBOR plus 75 basis points.

This Forward Equity Transaction has been accounted for as an equity transaction with the shares treated as outstanding from their date of issuance for both basic and diluted earnings per share purposes. The accounting treatment for this transaction is expected to be reviewed by the Emerging Issues Task Force (EITF). The Securities and Exchange Commission has concluded that until the EITF has an opportunity to perform a full review of this transaction, future transactions of this type will be accounted for as debt. For previously completed transactions such as the Companies', the Securities and Exchange Commission will not object to the accounting treatment reflected in the Quarterly Report on Form 10-Q.

The Companies have filed a shelf registration statement with the Securities and Exchange Commission under which the Companies may issue, upon effectiveness, $2,000,000,000 of securities including Shares, preferred stock, debt, series common stock, convertible debt and warrants to purchase Shares, preferred stock, debt, series common stock and convertible debt.

Operating had shareholders' equity of $63,174,000 as of March 31, 1998.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating - Liquidity and Capital Resources, Continued

Operating believes that various sources of capital available over the next twelve months are adequate to finance operations as well as pending acquisitions. Over the next twelve months, as Operating identifies appropriate investment opportunities, Operating may raise additional capital through the sale of Shares, series common stock or preferred stock, the use of a forward equity transaction, the issuance of additional long-term debt or through a securitization transaction.

Recent Legislative Developments

On March 26, 1998, Representative William Archer, Chairman of the House Ways and Means Committee, and Senator William V. Roth, Jr., Chairman of the Senate Finance Committee, introduced identical legislation to limit the grandfathered status of paired share real estate investment trusts (a "REIT"). Under the proposed legislation, the anti-pairing rules provided in the Internal Revenue Code of 1986, as amended (the "Code") would apply to real property interests acquired after March 26, 1998 by the Companies, or a subsidiary or partnership in which a ten percent or greater interest is owned by the Companies unless (i) the real property interests are acquired pursuant to a written agreement which was binding on March 26, 1998 and all times thereafter or (ii) the acquisition of such real property interests was described in a public announcement or in a filing with the SEC on or before March 26, 1998.

Under this legislation as currently proposed, the properties to be acquired from La Quinta would not be subject to these anti-pairing rules. However, there is no assurance that the legislation will be adopted in its current form, with a consequence that the properties to be acquired from La Quinta or other properties of the Companies could become subject to the anti-pairing rules of the Code in the future. In addition, the proposed legislation also provides that a property held by the Companies that is not subject to the anti-pairing rules would become subject to such rules in the event of an improvement placed in service after December 31, 1999 that changes the use of the property and the cost of which is greater than 200 percent of (i) the undepreciated cost of the property (prior to the improvement) or (ii) in the case of property acquired where there is a substituted basis (e.g., the properties to be acquired from La Quinta), the fair market value of the property on the date it was acquired by the Companies. There is an exception for improvements placed in service before January 1, 2004 pursuant to a binding contract in effect on December 31, 1999 and at all times thereafter. This proposed restriction on property improvements would apply to the properties to be acquired from La Quinta, as well as all other properties owned by the Companies, and would limit the ability of the Companies to improve or change the use of those properties after December 31, 1999. Restructuring the operations of Realty and Operating to comply with the proposed legislation may cause the Companies to incur substantial tax liabilities, to recognize an impairment loss on their goodwill asset or otherwise adversely affect the Companies.

Newly Issued Accounting Standards

Financial Accounting Standards Board Statement No. 131 ("FAS 131") "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements issued for periods beginning after December 15, 1997. FAS 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. Due to the Companies' plans for acquisitions of companies in a variety of business segments, the Companies are in the process of evaluating the effect of the implementation of FAS 131.

Year 2000

The Companies are assessing the potential impact on information systems as a result of reaching the year 2000. Presently, Realty believes their current systems are year 2000 compliant and would not expect any costs associated to be material to the Companies' financial position or results of operations. Operating is in the process of determining what, if any, cost would be incurred to remedy existing information systems. Additionally, the Companies will assess the costs, if any, required to remedy business operations of acquired companies in the future.

MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY AND SUBSIDIARIES

PART II: OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------

        On January 8, 1998 the Companies received notice that they were named as a defendant in an action entitled, Lynn Robbins v. William J. Razzouk, et al; Civil Action No. 98CI-00192 filed January 7, 1998 in the District Court of Bexar County, Texas and on January 20, 1998 the Companies received notice that they were named as a defendant in an action entitled, Adele Brody v. William J. Razzouk, et al., Civil Action No. 98CI-00456 filed January 12,1998 in the District Court of Bexar County, Texas. The complaints, which have been consolidated into one action, (i) allege, in part, that La Quinta and its directors violated their fiduciary duty, duty of care and loyalty to La Quinta shareholders by entering into a merger agreement with the Companies without having first invited other bidders, and the Companies aided and abetted La Quinta and its directors in the alleged breaches, and
        (ii) seek injunctive relief enjoining the merger with La Quinta and compensatory damages. The defendants and counsel for the class plaintiffs have negotiated and entered into an agreement in principle to settle the action, dated on or about May 8, 1998 (the "Memorandum of Understanding"). The Memorandum of Understanding sets forth the principal bases for the settlement which include the issuance of a series of press releases prior to the meetings of the shareholders of the Companies and La Quinta to consider the La Quinta merger agreement and the inclusion of a section describing the Forward Equity Transaction with MLI in the joint proxy statement/prospectus prepared for the Companies' and La Quinta's shareholder meetings. The proposed settlement will be contingent upon execution of an appropriate and satisfactory stipulation of settlement and related documents, and Final Court Approval of the settlement (as defined in the Memorandum of Understanding) by the Texas Court. The Companies and/or La Quinta have agreed to pay counsel for the class plaintiffs attorney's fees in an amount not to exceed $700,000 in the event such settlement is consummated.

Item 2. Changes in Securities
        ---------------------

        (c)  Forward Equity Transaction


        On February 26, 1998, the Companies entered into two transactions with Merrill Lynch International, a UK-based broker/dealer subsidiary of Merrill Lynch & Co., Inc. ("MLI"). Pursuant to the terms of a stock purchase agreement, MLI agreed to purchase 8,500,000 shares of Series A Non-Voting Convertible Common Stock from each of the Companies at a purchase price of $32.625 per share. The Series A Non-Voting Convertible Common Stock is non-voting paired series common stock that will convert to Shares on the earlier of (a) the business day following the date on which the stockholders of the Companies have approved the proposed merger of Realty with La Quinta or (b) the date of any termination of the La Quinta merger agreement. The aggregate offering price for the Series A Non-Voting Convertible Common Stock was $277,312,500, less an aggregate private placement discount to MLI of 2%, or $5,546,250. Net proceeds from this private placement of securities of approximately $272,000,000 were used by the Companies to repay existing indebtedness. The transaction was exempt from the registration requirements of the Securities Act of 1933 (the "Act") by virtue of the safe harbor exemption provided by Rule 506 of Regulation D promulgated under the Act. Separately, the Companies and MLI entered into a purchase price adjustment agreement under which Meditrust will, within one year from the date of MLI's purchase, adjust the original $32.625 purchase price per share based on the market price of the Shares at the time of the adjustment, by receiving Shares from MLI or by issuing additional Shares to MLI.

        The Series A Non-Voting Convertible Common Stock will receive the same dividend as the Companies' Common Stock, however, the guaranteed minimum return is LIBOR plus 75 basis points. Any difference between LIBOR plus 75 basis points and the dividend payments received by the shareholders will be included in an adjustment amount under the purchase price adjustment agreement. The Companies expect the annual dividend to exceed LIBOR plus 75 basis points.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits

Exhibit
No.                                      Title                             Method of Filing
-------                                  -----                             ----------------
27.1         Financial Data Schedule                                       Filed herewith
27.2         Financial Data Schedule                                       Incorporated by reference to Exhibit 27 to the
                                                                           Companies' Joint Current Report on Form 8-K,
                                                                           event date February 26, 1998.
27.3         Restated Financial Data Schedule                              Filed herewith
27.4         Restated Financial Data Schedule                              Filed herewith

           (b) Reports on Form 8-K. During the quarter ended March 31, 1998, the Companies filed the following Current Reports on Form 8-K:

1. Joint Current Report on Form 8-K, event date January 3, 1998, which includes a description of the proposed merger with La Quinta Inns, Inc.;
2. Joint Current Report on Form 8-K, event date January 3, 1998, which includes pro forma financial information with respect to the proposed merger with La Quinta Inns, Inc.;
3. Joint Current Report on Form 8-K, event date January 4, 1998, which contains a press release of the Companies;
4. Joint Current Report on Form 8-K, event date January 11, 1998, which includes a description of the proposed merger with Cobblestone Holdings, Inc.;
5. Joint Current Report on Form 8-K, event date January 11, 1998, which further describes the proposed merger with Cobblestone Holdings, Inc.;
6. Joint Current Report on Form 8-K, event date February 24, 1998, which describes the Companies' diversification and growth strategy;
7. Joint Current Report on Form 8-K, event date February 26, 1998, which contains financial statements of the Companies;
8. Joint Current Report on Form 8-K/A, event date February 26, 1998, which contains revised financial statements of the Companies;
9. Joint Current Report on Form 8-K, event date March 16, 1998, which further describes the proposed merger with Cobblestone Holdings, Inc.; and
10.Joint Current Report on Form 8-K, event date March 31, 1998, which includes financial statements of La Quinta Inns, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              Meditrust Corporation


May 15, 1998                  /s/ Laurie T. Gerber
                              --------------------
                              Laurie T. Gerber
                              Chief Financial Officer



                              Meditrust Operating Company


May 15, 1998                  /s/ Abraham D. Gosman
                              ---------------------
                              Abraham D. Gosman
                              Chief Executive Officer