Form 10-Q
period 1998-06-30
MEDITRUST OPERATING CO; MEDITRUST CORP
filed 1998-08-17
CIK 313749, 314661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes  X  No    .
                                                   ---    ---

The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on July 31, 1998 were:

Meditrust Corporation         152,319,814
Meditrust Operating Company   151,014,437

                             THE MEDITRUST COMPANIES
                                    FORM 10-Q
                                      INDEX

                                                                                             Page(s)
                                                                                             -------
Part I.  Financial Information

         Item 1.  Financial Statements

              The Meditrust Companies
                  Combined Consolidated Balance Sheets as of June 30, 1998
                  (unaudited) and December 31, 1997                                               4

                  Combined Consolidated Statements of Income for the three
                  months ended June 30, 1998 and 1997 (unaudited)                                 5

                  Combined Consolidated Statements of Income for the six months
                  ended June 30, 1998 and 1997 (unaudited)                                        6

                  Combined Consolidated Statements of Cash Flows for the six months
                  ended June 30, 1998 and 1997 (unaudited)                                        7

              Meditrust Corporation
                  Consolidated Balance Sheets as of June 30, 1998
                  (unaudited) and December 31, 1997                                               8

                  Consolidated Statements of Income for the three months
                  ended June 30, 1998 and 1997 (unaudited)                                        9

                  Consolidated Statements of Income for the six months
                  ended June 30, 1998 and 1997 (unaudited)                                       10

                  Consolidated Statements of Cash Flows for the six months
                  ended June 30, 1998 and 1997 (unaudited)                                       11

              Meditrust Operating Company
                  Consolidated Balance Sheets as of June 30, 1998
                  (unaudited) and December 31, 1997                                              12

                  Consolidated Statement of Operations for the three months
                  ended June 30, 1998 (unaudited)                                                13

                  Consolidated Statement of Operations for the six months
                  ended June 30, 1998 (unaudited)                                                14

                  Consolidated Statement of Cash Flows for the six months
                  ended June 30, 1998 (unaudited)                                                15

              Notes to Combined Consolidated Financial Statements (unaudited)                    16

THE MEDITRUST COMPANIES

                                    FORM 10-Q
                                      INDEX

                                                                                             Page(s)
                                                                                             -------
         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                   32

Part II. Other Information
         Item 1.  Legal Proceedings                                                              47
         Item 2.  Changes in Securities                                                          48
         Item 4.  Submission of Matters to a Vote of Security Holders                            49
         Item 5.  Other Information                                                              51
         Item 6.  Exhibits and Reports on Form 8-K                                               51

         Signatures                                                                              55

ITEM I. FINANCIAL INFORMATION

                             THE MEDITRUST COMPANIES
                      COMBINED CONSOLIDATED BALANCE SHEETS



                                                                          June 30,          December 31,
                                                                           1998                 1997
                                                                           ----                 ----
(In thousands)                                                          (Unaudited)
                                     Assets
Real estate investments, net (Note 3)                                  $    3,345,261       $   2,935,772
Cash and cash equivalents                                                      61,576              43,732
Fees, interest and other receivables                                           76,420              23,650
Goodwill                                                                      345,110             194,893
Other assets, net (Note 5)                                                    131,842              82,236
                                                                       --------------       -------------
         Total assets                                                  $    3,960,209       $   3,280,283
                                                                       ==============       =============

                      Liabilities and Shareholders' Equity
Indebtedness (Note 4):
   Notes payable, net                                                  $      901,750       $     900,594
   Convertible debentures, net                                                227,631             234,000
   Bank notes payable, net                                                    129,691             179,527
   Bonds and mortgages payable, net                                            77,536              63,317
                                                                       --------------       -------------
     Total indebtedness                                                     1,336,608           1,377,438
Accounts payable, accrued expenses and other liabilities                      103,331              77,106
                                                                       --------------       -------------
         Total liabilities                                                  1,439,939           1,454,544
                                                                       --------------       -------------
Commitments and contingencies (Notes 3, 10, and 13)                             --                   --
Shareholders' equity (Notes 4, 5, 6 and 11):
   Meditrust Corporation Preferred Stock, $.10 par value;
     6,000 shares authorized; 700 and no shares issued and
     outstanding at June 30, 1998 and December 31, 1997,
     respectively                                                                  70
   Paired Common Stock, $.20 combined par value; 270,000
     shares authorized; 106,288 and 88,128  paired shares
     issued and outstanding at June 30, 1998 and
     December 31, 1997, respectively                                           21,257              17,626
   Additional paid-in-capital                                               2,705,384           2,001,086
   Distributions in excess of net income                                     (206,441)           (192,973)
                                                                       --------------       -------------
     Total shareholders' equity                                             2,520,270           1,825,739
                                                                       --------------       -------------
         Total liabilities and shareholders' equity                    $    3,960,209       $   3,280,283
                                                                       ==============       =============


  The accompanying notes, together with the Notes to the Combined Consolidated
   Financial Statements incorporated by reference in the Companies' Form 10-K for the year ended December 31, 1997, are an integral part of these financial statements.

                             THE MEDITRUST COMPANIES
                   COMBINED CONSOLIDATED STATEMENTS OF INCOME
                for the three months ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                                  1998                  1997
                                                                                  ----                  ----
(In thousands, except per share amounts)

         Revenue:
              Rental                                                        $   49,062              $   33,798
              Interest                                                          38,629                  37,216
              Horse racing                                                      13,196
              Golf course                                                       13,252
                                                                            ----------              ----------
                                                                               114,139                  71,014
                                                                            ----------              ----------

         Expenses:
              Interest                                                          24,768                  20,263
              Depreciation and amortization                                     12,975                   6,490
              Amortization of goodwill                                           1,898                     389
              General and administrative                                         3,923                   1,925
              Horse racing operations                                           11,234
              Golf course operations                                             9,818
              Rental property operations                                         1,457
              Income from unconsolidated joint venture                            (337)
                                                                            ----------              ----------
                                                                                65,736                  29,067
                                                                            ----------              ----------

         Net income                                                             48,403                  41,947
         Preferred stock dividends                                                (613)
                                                                            ----------              ----------
         Net income available to Paired
              Common shareholders                                           $   47,790              $   41,947
                                                                            ==========              ==========

         Basic earnings per Paired Common Share (Note 11)                   $      .48              $      .57
                                                                            ==========              ==========

         Diluted earnings per Paired Common Share (Note 11)                 $      .47              $      .56
                                                                            ==========              ==========


  The accompanying notes, together with the Notes to the Combined Consolidated
   Financial Statements incorporated by reference in the Companies' Form 10-K for the year ended December 31, 1997, are an integral part of these financial statements.

                             THE MEDITRUST COMPANIES
                   COMBINED CONSOLIDATED STATEMENTS OF INCOME
                 for the six months ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                                  1998                  1997
                                                                                  ----                  ----
(In thousands, except per share amounts)

         Revenue:
              Rental                                                        $   93,059              $   66,091
              Interest                                                          77,317                  72,888
              Horse racing                                                      49,707
              Golf course                                                       13,252
              Other (Note 3)                                                    26,000
                                                                            ----------              ----------
                                                                               259,335                 138,979
                                                                            ----------              ----------

         Expenses:
              Interest                                                          50,221                  38,378
              Depreciation and amortization                                     24,246                  12,577
              Amortization of goodwill                                           3,474                     778
              General and administrative                                         8,307                   4,246
              Horse racing operations                                           39,430
              Golf course operations                                             9,818
              Rental property operations                                         2,722
              Income from unconsolidated joint venture                            (448)
              Other (Note 7)                                                    21,541
                                                                            ----------              ----------
                                                                               159,311                  55,979
                                                                            ----------              ----------

         Net income                                                            100,024                  83,000
         Preferred stock dividends                                                (613)
                                                                            ----------              ----------
         Net income available to Paired
             Common shareholders                                            $   99,411              $   83,000
                                                                            ==========              ==========

         Basic earnings per Paired Common Share (Note 11)                   $     1.04              $     1.12
                                                                            ==========              ==========

         Diluted earnings per Paired Common Share (Note 11)                 $     1.02              $     1.12
                                                                            ==========              ==========


  The accompanying notes, together with the Notes to the Combined Consolidated
   Financial Statements incorporated by reference in the Companies' Form 10-K for the year ended December 31, 1997, are an integral part of these financial statements.

                             THE MEDITRUST COMPANIES
                 COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                                        1998            1997
                                                                                        ----            ----
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $   100,024     $   83,000
    Depreciation of real estate                                                          22,934         12,346
    Goodwill amortization                                                                 3,474            778
    Shares issued for compensation                                                          288          1,000
    Equity in income of joint venture, net of dividends received                            802
    Other depreciation, amortization and other items, net                                 6,376            368
    Other non cash expenses                                                              10,444
                                                                                    -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    AVAILABLE FOR DISTRIBUTION                                                          144,342         97,492
    Net change in other assets and liabilities                                          (18,492)       (10,664)
                                                                                    -----------     ----------
       Net cash provided by operating activities                                        125,850         86,828
                                                                                    -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of paired common and Realty preferred stock                  456,713             --
    Proceeds from borrowings on bank notes payable                                      550,000        373,000
    Repayment of bank notes payable                                                    (600,000)      (121,000)
    Equity offering and debt issuance costs                                             (11,339)           (39)
    Principal payments on bonds and mortgages payable                                    (7,159)          (510)
    Distributions to shareholders                                                      (112,879)       (87,346)
    Proceeds from exercise of stock options                                               3,836          3,463
                                                                                    -----------     ----------
       Net cash provided by financing activities                                        279,172        167,568
                                                                                    -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of real estate and development funding                                 (347,603)    (148,135)
    Investment in real estate mortgages and development funding                        (133,666)    (125,839)
    Prepayment proceeds and principal payments received
      on real estate mortgages                                                          266,260          7,037
    Proceeds from sale of real estate                                                     4,709
    Acquisition of Cobblestone                                                          (178,523)
    Cash acquired in Cobblestone merger                                                     723
    Working capital advances and acquisition of receivables, net
      of repayments and collections                                                         922           (485)
    Investment in equity securities                                                                       (552)
                                                                                    -----------     ----------
       Net cash used in investing activities                                           (387,178)      (267,974)
                                                                                    -----------     ----------
       Net increase (decrease) in cash and cash equivalents                              17,844        (13,578)
CASH AND CASH EQUIVALENTS AT:
     Beginning of period                                                                 43,732         42,726
                                                                                    -----------     ----------
     End of period                                                                  $    61,576     $   29,148
                                                                                    ===========     ==========
Supplemental disclosure of cash flow information (Note 2)


  The accompanying notes, together with the Notes to the Combined Consolidated
   Financial Statements incorporated by reference in the Companies' Form 10-K for the year ended December 31, 1997, are an integral part of these financial statements.

                              MEDITRUST CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                          June 30,          December 31,
                                                                           1998                 1997
                                                                      ---------------      ---------------
(In thousands)                                                          (Unaudited)
                                     Assets
Real estate investments, net (Note 3)                                  $    3,345,261       $   2,935,772
Cash and cash equivalents                                                      43,315              24,059
Fees, interest and other receivables                                           68,996              21,070
Goodwill                                                                      313,087             162,408
Due from Meditrust Operating Company                                           30,990              18,490
Other assets, net (Note 5)                                                     75,175              54,129
                                                                       --------------       -------------
         Total assets                                                  $    3,876,824       $   3,215,928
                                                                       ==============       =============

                      Liabilities and Shareholders' Equity
Indebtedness (Note 4):
   Notes payable, net                                                  $      901,750       $     900,594
   Convertible debentures, net                                                227,631             234,000
   Bank notes payable, net                                                    129,691             179,527
   Bonds and mortgages payable, net                                            77,536              63,317
                                                                       --------------       -------------
     Total indebtedness                                                     1,336,608           1,377,438
Accounts payable, accrued expenses and other liabilities                       59,993              46,250
                                                                       --------------       -------------
         Total liabilities                                                  1,396,601           1,423,688
                                                                       --------------       -------------
Commitments and contingencies (Notes 3, 10, and 13)                              --                  --
Shareholders' equity (Notes 4, 5, 6 and 11):
   Preferred Stock, $.10 par value; 6,000 shares authorized;
     700 and no shares issued and outstanding at June 30, 1998
     and December 31, 1997, respectively                                           70
   Common Stock, $.10 par value; 270,000 shares authorized;
     107,593 and 89,433 shares issued and outstanding at
     June 30, 1998 and December 31, 1997, respectively                         10,759               8,943
   Additional paid-in-capital                                               2,685,137           1,988,798
   Distributions in excess of net income                                     (202,615)           (192,373)
                                                                       --------------       -------------
                                                                            2,493,351           1,805,368
   Note receivable - Meditrust Operating Company                              (13,128)            (13,128)
                                                                       --------------       -------------
         Total shareholders' equity                                         2,480,223           1,792,240
                                                                       --------------       -------------
             Total liabilities and shareholders' equity                $    3,876,824       $   3,215,928
                                                                       ==============       =============


  The accompanying notes, together with the Notes to the Combined Consolidated
   Financial Statements incorporated by reference in the Companies' Form 10-K for the year ended December 31, 1997, are an integral part of these financial statements.

                              MEDITRUST CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                for the three months ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                                        1998              1997
                                                                                        ----              ----
(In thousands, except per share amounts)

       Revenue:
          Rental                                                                     $   49,338      $   33,798
          Interest                                                                       38,446          37,216
          Rent from Meditrust Operating Company                                           5,681
          Interest from Meditrust Operating Company                                         457
          Royalty from Meditrust Operating Company                                          133
                                                                                     ----------      ----------
                                                                                         94,055          71,014
                                                                                     ----------      ----------

       Expenses:
          Interest                                                                       24,695          20,263
          Depreciation and amortization                                                  11,722           6,490
          Amortization of goodwill                                                        1,696             389
          General and administrative                                                      3,274           1,925
          Rental property operations                                                      1,457
          Income from unconsolidated joint venture                                         (337)
                                                                                     ----------      ----------
                                                                                         42,507          29,067
                                                                                     ----------      ----------

       Net income                                                                        51,548          41,947
       Preferred stock dividends                                                           (613)
                                                                                     ----------      ----------
       Net income available to Common shareholders                                   $   50,935      $   41,947
                                                                                     ==========      ==========

       Basic earnings per Common Share (Note 11)                                     $      .51      $      .57
                                                                                     ==========      ==========

       Diluted earnings per Common Share (Note 11)                                   $      .50      $      .56
                                                                                     ==========      ===========


  The accompanying notes, together with the Notes to the Combined Consolidated
   Financial Statements incorporated by reference in the Companies' Form 10-K for the year ended December 31, 1997, are an integral part of these financial statements.

                            THE MEDITRUST CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 for the six months ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                                  1998                  1997
                                                                                  ----                  ----
(In thousands, except per share amounts)

         Revenue:
              Rental                                                      $     92,994             $    66,091
              Interest                                                          76,958                  72,888
              Rent from Meditrust Operating Company                             12,462
              Interest from Meditrust Operating Company                            949
              Royalty from Meditrust Operating Company                             133
              Other (Note 3)                                                    26,000
                                                                          ------------             -----------
                                                                               209,496                 138,979
                                                                          ------------             -----------

         Expenses:
              Interest                                                          50,112                  38,378
              Depreciation and amortization                                     22,180                  12,577
              Amortization of goodwill                                           3,071                     778
              General and administrative                                         7,068                   4,246
              Rental property operations                                         2,722
              Income from unconsolidated joint venture                            (448)
              Other (Note 7)                                                    21,541
                                                                          ------------             -----------
                                                                               106,246                  55,979
                                                                          ------------             -----------

         Net income                                                            103,250                  83,000
         Preferred stock dividends                                                (613)
                                                                          ------------             -----------
         Net income available to Common shareholders                      $    102,637             $    83,000
                                                                          ============             ===========

         Basic earnings per Common Share (Note 11)                        $       1.06             $      1.12
                                                                          ============             ===========

         Diluted earnings per Common Share (Note 11)                      $       1.05             $      1.12
                                                                          ============             ===========


  The accompanying notes, together with the Notes to the Combined Consolidated
   Financial Statements incorporated by reference in the Companies' Form 10-K for the year ended December 31, 1997, are an integral part of these financial statements.

                              MEDITRUST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                                        1998            1997
                                                                                        ----            ----
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $   103,250     $   83,000
    Depreciation of real estate                                                          21,959         12,346
    Goodwill amortization                                                                 3,071            778
    Shares issued for compensation                                                          282          1,000
    Equity in income of joint venture, net of dividends received                            802
    Other depreciation, amortization and other items, net                                 5,377            368
    Other non cash expenses                                                               8,405
                                                                                    -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    AVAILABLE FOR DISTRIBUTION                                                          143,146         97,492
    Net change in other assets and liabilities                                          (10,781)       (10,664)
                                                                                    -----------     ----------
       Net cash provided by operating activities                                        132,365         86,828
                                                                                    -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common and preferred stock                                447,044          --
    Proceeds from borrowings on bank notes payable                                      550,000        373,000
    Repayment of bank notes payable                                                    (600,000)      (121,000)
    Equity offering and debt issuance costs                                             (11,234)           (39)
    Principal payments on bonds and mortgages payable                                    (7,159)          (510)
    Proceeds from intercompany borrowings, net of repayments                              4,534
    Distributions to shareholders                                                      (112,879)       (87,346)
    Proceeds from exercises of stock options                                              3,763          3,463
                                                                                    -----------     ----------
       Net cash provided by financing activities                                        274,069        167,568
                                                                                    -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of real estate and development funding                                 (347,603)      (148,135)
    Investment in real estate mortgages and development funding                        (133,666)      (125,839)
    Prepayment proceeds and principal payments received
      on real estate mortgages                                                          266,260          7,037
    Proceeds from sale of real estate                                                     4,709
    Acquisition of Cobblestone                                                         (178,523)
    Cash acquired from Cobblestone merger                                                   723
    Working capital advances and acquisition of receivables, net
       of repayments and collections                                                        922           (485)
    Investment in equity securities                                                                       (552)
                                                                                    -----------     ----------
       Net cash used in investing activities                                           (387,178)      (267,974)
                                                                                    -----------     ----------
       Net increase (decrease) in cash and cash equivalents                              19,256        (13,578)

CASH AND CASH EQUIVALENTS AT:
     Beginning of period                                                                 24,059         42,726
                                                                                    -----------     ----------
     End of period                                                                  $    43,315     $   29,148
                                                                                    ===========     ==========
Supplemental disclosure of cash flow information (Note 2)

  The accompanying notes, together with the Notes to the Combined Consolidated
   Financial Statements incorporated by reference in the Companies' Form 10-K for the year ended December 31, 1997, are an integral part of these financial statements.

                           MEDITRUST OPERATING COMPANY
                           CONSOLIDATED BALANCE SHEETS


                                                                                  June 30,          December 31,
                                                                                    1998                1997
                                                                                    ----                ----
(In thousands)                                                                   (Unaudited)

                                     Assets
Cash and cash equivalents                                                       $    18,261         $    19,673
Fees, interest and other receivables                                                  7,424               2,580
Other current assets, net                                                            10,357               3,078
                                                                                -----------         -----------
       Total current assets                                                          36,042              25,331
                                                                                -----------         -----------
Investment in common stock of Meditrust Corporation                                  37,581              37,581
Goodwill                                                                             32,023              32,485
Property, plant and equipment, less accumulated depreciation of
   $1,933 and $171, respectively                                                     27,923              10,529
Artwork                                                                              14,500              14,500
Other non-current assets                                                              4,142
                                                                                -----------         -----------
       Total assets                                                             $   152,211         $   120,426
                                                                                ===========         ===========

                      Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                        $    18,048         $    14,180
   Payable to owners, trainers and breeders                                           1,149               5,939
   Deferred compensation                                                              2,815               3,977
   Accrued payroll                                                                    3,173               3,491
   Other liabilities                                                                  8,343               1,419
   Due to Meditrust Corporation                                                      30,990              18,490
                                                                                -----------         -----------
       Total current liabilities                                                     64,518              47,496
                                                                                -----------         -----------
Note payable to Meditrust Corporation                                                13,128              13,128
Deferred revenue                                                                      6,370               1,349
Other non-current liabilities                                                         3,010
Deferred income taxes                                                                   685                 501
                                                                                -----------         -----------
       Total liabilities                                                             87,711              62,474
                                                                                -----------         -----------
Commitments and contingencies (Notes 3, 10, and 13)                                  --                  --
Shareholders' equity (Notes 4, 5, 6 and 11):
   Common Stock, $.10 par value; 270,000 shares authorized;
     106,288 and 88,128 shares issued and outstanding at June 30, 1998
     and December 31, 1997, respectively                                             10,629               8,813
   Additional paid-in-capital                                                        57,697              49,739
   Retained earnings (deficit)                                                       (3,826)               (600)
                                                                                -----------        ------------
       Total shareholders' equity                                                    64,500              57,952
                                                                                -----------        ------------
       Total liabilities and shareholders' equity                               $   152,211        $    120,426
                                                                                ===========        ============



  The accompanying notes, together with the Notes to the Combined Consolidated
   Financial Statements incorporated by reference in the Companies' Form 10-K for the year ended December 31, 1997, are an integral part of these financial statements.

                           MEDITRUST OPERATING COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    for the three months ended June 30, 1998
                                   (Unaudited)


                                                                    1998
                                                                    ----
(In thousands, except per share amounts)

Revenue:
Horse Racing:
   Wagering commissions                                           $      8,032
   Admission related                                                     5,164
                                                                  ------------
      Total horse racing                                                13,196
                                                                  ------------
Golf course:
   Golf                                                                  9,079
   Food and beverage                                                     2,687
   Pro shop sales                                                        1,076
   Other                                                                    69
                                                                  ------------
     Total golf course                                                  12,911
                                                                  ------------
Interest                                                                   183
Other                                                                       65
                                                                  ------------
                                                                        26,355
                                                                  ------------
Expenses:
   Horse racing operations                                              11,234
   Golf course operations                                                9,818
   Depreciation and amortization                                         1,253
   Amortization of goodwill                                                202
   Interest and other                                                       73
   Interest to Meditrust Corporation                                       457
   General and administrative                                              649
   Royalty to Meditrust Corporation                                        133
   Rent to Meditrust Corporation                                         5,681
                                                                  ------------
                                                                        29,500
                                                                  ------------

Loss before income taxes                                                (3,145)
Provision for income taxes                                                 --
                                                                  ------------
    Net loss                                                      $     (3,145)
                                                                  ============

Basic earnings per Common Share (Note 11)                         $      (.03)
                                                                  ===========

Diluted earnings per Common Share (Note 11)                       $      (.03)
                                                                  ===========


  The accompanying notes, together with the Notes to the Combined Consolidated
   Financial Statements incorporated by reference in the Companies' Form 10-K for the year ended December 31, 1997, are an integral part of these financial statements.

                           MEDITRUST OPERATING COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     for the six months ended June 30, 1998
                                   (Unaudited)


                                                                     1998
                                                                     ----
(In thousands, except per share amounts)
Revenue:
Horse Racing:
   Wagering commissions                                            $     33,963
   Admission related                                                     15,744
                                                                   ------------
      Total horse racing                                                 49,707
                                                                   ------------
Golf course:
   Golf                                                                   9,079
   Food and beverage                                                      2,687
   Pro shop sales                                                         1,076
   Other                                                                    410
                                                                   ------------
     Total golf course                                                   13,252
                                                                   ------------
Interest                                                                    359
Other                                                                        65
                                                                   ------------
                                                                         63,383
                                                                   ------------
Expenses:
   Horse racing operations                                               39,430
   Golf course operations                                                 9,818
   Depreciation and amortization                                          2,066
   Amortization of goodwill                                                 403
   Interest and other                                                       109
   Interest to Meditrust Corporation                                        949
   General and administrative                                             1,239
   Royalty to Meditrust Corporation                                         133
   Rent to Meditrust Corporation                                         12,462
                                                                   ------------
                                                                         66,609
                                                                   ------------

Loss before income taxes                                                 (3,226)
Provision for income taxes                                                 --
                                                                   ------------
   Net loss                                                        $     (3,226)
                                                                   ============

Basic earnings per Common Share (Note 11):                         $      (.03)
                                                                   ============

Diluted earnings per Common Share (Note 11):                       $      (.03)
                                                                   ============


  The accompanying notes, together with the Notes to the Combined Consolidated
   Financial Statements incorporated by reference in the Companies' Form 10-K for the year ended December 31, 1997, are an integral part of these financial statements.

                           MEDITRUST OPERATING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     for the six months ended June 30, 1998
                                   (Unaudited)


                                                                     1998
                                                                     ----
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                     $  (3,226)
      Goodwill amortization                                              403
      Shares issued for compensation                                       6
      Other depreciation and amortization                              1,974
      Other items                                                      2,039
      Net change in other assets and liabilities                      (7,711)
                                                                   ---------
         Net cash used in operating activities                        (6,515)
                                                                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                           9,669
      Equity offering costs                                             (105)
      Net repayment of intercompany borrowings                        (4,534)
      Proceeds from exercises of stock options exercises                  73
                                                                   ---------
         Net cash provided by financing activities                     5,103
                                                                   ---------

      Net decrease in cash and cash equivalents                       (1,412)

CASH AND CASH EQUIVALENTS AT:
      Beginning of period                                             19,673
                                                                   ---------
      End of period                                                $  18,261
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

        The accompanying unaudited combined consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly their financial position as of June 30, 1998 and their results of operations for each of the three and six-month periods ended June 30, 1998 and 1997 and cash flows for each of the six-month periods ended June 30, 1998 and 1997. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results which may be expected for any other interim period or for the entire year.

        In the opinion of Meditrust Corporation ("Realty") and Meditrust Operating Company and subsidiaries ("Operating Company" and collectively with Realty the "Companies" or "The Meditrust Companies"), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See the Companies' Annual Report on Form 10-K and 10-K/A for the year ended December 31, 1997 (and the Reports on Form 8-K and 8-K/A dated February 26, 1998, incorporated by reference therein) for additional information relevant to significant accounting policies followed by the Companies.

        On May 29, 1998, Realty acquired Cobblestone Holdings, Inc. ("Cobblestone") and its wholly owned subsidiary Cobblestone Golf Group, Inc. Cobblestone's business consists primarily of owning, leasing, managing and operating golf courses and related facilities. This transaction is being accounted for under the purchase method of accounting.

        With the acquisition of Cobblestone and several other golf facilities, Operating Company is currently engaged in golf facility operations. The golf facility operations are conducted by several subsidiaries of Operating Company which lease the respective facilities from Realty and its subsidiaries.

        The significant accounting policies related to golf facility operations are as follows:


                Property, Equipment and Leasehold Interests

                Golf facility property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets which generally are as follows:

                         Depreciable land improvements        20 years
                         Buildings and improvements           30 years
                         Equipment, furniture and fixtures    3 to 10 years

                Golf facility leasehold improvements, equipment recorded under capital leases, and property and equipment related to leased facilities are depreciated and amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Costs associated with the acquisition of leasehold interests in golf facilities have been capitalized and are amortized over the remaining life of the related lease, which range from four to 35 years.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     Summary of Significant Accounting Policies, Continued

               Property, Equipment and Leasehold Interests, Continued

               Golf course facility construction in progress is carried at cost. All costs associated with, or allocable to, golf facility construction in progress are capitalized until construction is completed.

               Revenue and Deferred Revenue

               Operating Company's primary sources of golf revenue are membership and initiation fees and dues at semi-private and private country clubs, greens fees, food and beverage services, golf cart rentals, retail merchandise sales, driving range and lodging fees.

               Golf facility operating revenue is recognized when received, except for dues and fees paid in advance, which are recognized over the period during which the dues and fees allow the members access to the facilities. Revenue is recognized on membership and initiation fees over the expected life of the membership.

               Seasonal weather conditions as well as the timing of new course purchases or leases may cause the Companies' revenue to vary from quarter to quarter. The period from April through September tends to account for a greater portion of the operating revenue than the remainder of the year.

               Reclassification

               Certain reclassifications have been made to the 1997 presentation to conform to the 1998 presentation.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.      Supplemental Cash Flow Information


       The Meditrust Companies:                                                       Six Months Ended
                                                                                          June 30,
                                                                                -----------------------------
       (In thousands)                                                              1998              1997
                                                                                   ----              ----
       Interest paid during the period                                          $   49,598       $    36,509
       Interest capitalized during the period                                        3,442
       Non-cash investing and financing transactions:
             Value of real estate acquired:
                Land, land improvements and buildings                               17,294
                Accumulated depreciation of buildings sold                           4,179
                Increase (reduction) in real estate mortgages net of
                  participation reduction                                          (31,597)              128
             Change in market value of equity securities in excess
                of cost                                                             14,798              (186)
             Value of Shares issued for conversion of debentures                     6,917             2,927

        In connection with the Cobblestone merger:
             Fair value of assets acquired                                         302,713
             Excess purchase consideration over estimated
                fair market value of assets acquired                               153,750
             Liabilities assumed                                                   (37,488)
             Cash, net                                                            (177,800)
             Value of the issuance of Paired Common Shares                         241,175

        Meditrust Corporation:
                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                ------------------------------
        (In thousands)                                                             1998               1997
                                                                                   ----               ----
        Interest paid during the period                                         $   49,561       $    36,509
        Interest capitalized during the period                                       3,442
        Non-cash investing and financing transactions:
             Value of real estate acquired:
                Land, land improvements and buildings                               17,294
                Accumulated depreciation of buildings sold                           4,179
                Increase (reduction) in real estate mortgages net of
                   participation reduction                                         (31,597)              128
             Change in market value of equity securities in excess
                of cost                                                             14,798              (186)
             Value of shares issued for conversion of debentures                     6,786             2,927

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.      Supplemental Cash Flow Information, Continued


                                                                                         Six Months Ended
                                                                                              June 30,
                                                                                ---------------------------------
        (In thousands)                                                                1998                1997
                                                                                      ----                ----
        In connection with the Cobblestone merger:
             Fair value of assets acquired                                      $     272,463
             Excess purchase consideration over estimated
                fair market value of assets acquired                                  153,750
             Liabilities assumed                                                      (11,638)
             Cash, net                                                               (177,800)
             Value of the issuance of common shares                                   236,775

        Meditrust Operating Company:

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                ---------------------------------
        (In thousands)                                                                1998                1997
                                                                                      ----                ----
        Interest paid during the period                                         $          91
        Non-cash investing and financing transactions:
             Value of shares issued for conversion of debentures                          131

        In connection with the Cobblestone merger:
             Fair value of assets acquired                                             30,250
             Excess purchase consideration over estimated
                fair market value of assets acquired                                      --
             Liabilities assumed                                                      (25,850)
             Value of the issuance of common shares                                     4,400


3.      Real Estate Investments


       The following is a summary of Realty's real estate investments:
                                                                               June 30,        December 31,
       (In  thousands)                                                          1998               1997
                                                                                ----               ----
       Land                                                                  $                 $  249,852
       Land improvements, net of accumulated depreciation of $798
       Leasehold interests, net of accumulated depreciation of $112
       Buildings and improvements, net of accumulated depreciation
          of $141,000 and $124,582                                                              1,223,255
       Real estate mortgages and loans receivable                             1,268,634         1,432,825
       Investment in unconsolidated joint venture, net of accumulated
          depreciation of $1,000 and $250                                        28,289            29,840
       Assets held for sale, net of accumulated depreciation and
          other provisions of $11,525 and $0                                      3,784
                                                                             ----------        ----------
                                                                             $3,345,261        $2,935,772
                                                                             ==========        ==========

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.     Real Estate Investments, Continued

       During the six months ended June 30, 1998, Realty acquired seven assisted living facilities and twenty-two medical office buildings for $230,660,000. Realty also acquired eight golf facilities for $64,189,000. In addition, during the six month period ended June 30, 1998, Realty provided net funding of $17,773,000 for the construction of twelve assisted living facilities and one golf facility and also provided $1,820,000 for an addition to a long-term care facility already in the portfolio. Realty also provided net funding of $33,161,000 for ongoing construction of facilities it currently owns which were in the portfolio prior to 1998.

       Also during the six months ended June 30, 1998, Realty provided permanent mortgage financing of $37,420,000 for one long-term care facility and for 135 acres of development stage property. Realty also provided $2,122,000 in additions to permanent mortgages already in the portfolio.

       Realty commenced new development funding of $20,698,000 relating to two long-term care facilities and one medical office building. Realty also provided $73,426,000 for ongoing construction of mortgaged facilities already in the portfolio.

       During the six months ended June 30, 1998, Realty received $4,709,000 from the sale of a long-term care facility. There was no gain or loss realized on the sale.

       As a result of the merger with Cobblestone, Realty acquired 21 golf facilities and leasehold interests in four golf facilities and recorded them at appraised values of $224,434,000 and $23,641,000, respectively.

       During the six months ended June 30, 1998, Realty received principal payments on real estate mortgages of $266,260,000. Included in this amount was a $122,000,000 prepayment of mortgage investments for which a prepayment and make-whole gain of $26,000,000 was received and has been classified as other income in the consolidated statements of income.

       At June 30, 1998, Realty was committed to provide additional financing of approximately $204,464,000 relating to six medical office buildings, nine long-term care facilities, and 39 assisted living facilities which are currently under construction as well as additions to existing facilities in the portfolio.

       From time to time, Realty enters into transactions with related parties. As of June 30, 1998, Realty had total commitments of $355,857,000 to entities in which the Companies' then Chairman owned or was expected to own a controlling equity interest or a minority interest, of which $296,288,000 has been funded. Included in the commitment amount is $22,229,000 to an entity in which Realty's Chief Operating Officer owns a 2.5% equity interest, for the development of 135 acres of land in Jupiter, Florida, $17,920,000 of which had been funded as of June 30, 1998. Realty may enter into additional transactions with related parties in the future. All of the

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.     Real Estate Investments, Continued

       terms and conditions of such transactions are subject to approval by the independent Directors of Realty. During 1996 and 1997, Realty provided mortgage financing in the aggregate amount of $82,270,000 (of which $74,313,000 had been funded through January 1998) to certain limited partnerships in which the Companies' then Chairman holds a minority equity interest, for the construction and/or permanent financing of 11 medical office buildings. During January 1998, Realty acquired all of the assets of, or all of the partnership interests in such limited partnerships for an aggregate purchase price of $110,528,000, and currently leases the medical office buildings directly to the occupants thereof. On August 3, 1998, the Companies' Chairman resigned as Chairman and as a Director, and as Chief Executive Officer and Treasurer of Operating Company (see Note 13).

4.     Indebtedness and Shareholders' Equity

       On February 26, 1998, the Companies entered into transactions with Merrill Lynch International, a UK-based broker/dealer subsidiary of Merrill Lynch & Co., Inc. ("MLI"). Pursuant to the terms of a Stock Purchase Agreement, MLI purchased 8,500,000 shares of Series A Non-Voting Convertible Common Stock par value $.10 per share from each of the Companies at a purchase price of $32.625 per share. The Series A Non-Voting Convertible Common Stock converted to paired common stock of the Companies on June 18, 1998, the business day following the date on which the stockholders of the Companies approved the merger of Realty with La Quinta Inns, Inc. ("La Quinta") and ("La Quinta Merger"). Net proceeds from the issuance of securities were approximately $272,000,000 and were used by the Companies to repay existing indebtedness. Separately, the Companies and MLI entered into a Purchase Price Adjustment Agreement under which the Companies will, within one year from the date of MLI's purchase, on a periodic basis, adjust the original $32.625 purchase price per share based on the market price of the paired common stock at the time of any interim or final adjustments, by receiving additional paired common stock from MLI or by issuing additional paired common stock to MLI. In the event that the market price for the paired shares is lower than the original purchase price, the Companies will have to deliver additional paired shares to MLI which would have dilutive effects on the capital stock of the Companies. This dilutive effect increases significantly as the market price of the paired shares declines further below the original purchase price. Moreover, settlement, whether at maturity or at an earlier date, may force the Companies to issue paired shares at a depressed price, which may heighten this dilutive effect on the capital stock of the Companies.

       The paired common shares issued under the above listed agreements receive the same dividend as the Companies' paired common stock, however, the guaranteed minimum return is LIBOR plus 75 basis points. Any difference between LIBOR plus 75 basis points and the dividend payments received by MLI will be included in an adjustment amount under the Purchase Price Adjustment Agreement. The Companies expect the annual dividend to exceed LIBOR plus 75 basis points.

       These transactions have been accounted for as a Forward Equity Issuance Transaction ("FEIT") with the original 8,500,000 and all additional paired common shares issued treated as outstanding from their date of issuance for both basic and diluted earnings per share purposes. The contingently issuable shares calculated as of June 30, 1998 are included in the calculation of diluted earnings per share. The accounting treatment for this type of transaction is expected to be reviewed by the Emerging Issues Task Force ("EITF"). The Securities and Exchange Commission has concluded that until the EITF has an opportunity to perform a full review of this type of transaction,

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.     Indebtedness and Shareholders' Equity, Continued

       future transactions of this type will be accounted for as debt. For previously completed transactions such as the Companies', the Securities and Exchange Commission will not object to the accounting treatment reflected in this Quarterly Report on Form 10-Q.

       Pursuant to the FEIT agreement, the Companies placed in a collateral account approximately 862,000 shares of unregistered paired common shares, based on a measurement of the closing stock price on May 31, 1998. According to the terms of the FEIT, had the closing stock price of $27.9375 on June 30, 1998 been used, approximately 1,277,000 additional paired common shares would have been contingently issuable.

       During the six months ended June 30, 1998, $1,160,000 of principal amount of 9% convertible debentures were converted into 51,621 paired common shares; $5,027,000 of principal amount of 7% convertible debentures were converted into 197,231 paired common shares; $65,000 of principal amount of 7.5% convertible debentures were converted into 2,158 paired common shares and $665,000 of principal amount of 6 7/8% convertible debentures were converted into 21,521 paired common shares.

       On June 10, 1998, Realty issued 7,000,000 depository shares of Meditrust Corporation. Each depository share represents one-tenth of a share of 9% Series A Cumulative Redeemable Preferred Stock with a par value of $.10 per share. Total proceeds from this issuance were approximately $169,488,000, which were primarily used to repay existing indebtedness.

       As of June 30, 1998, the following classes of Preferred Stock, Excess Stock and Series Common Stock were authorized; no shares were issued or outstanding at either June 30, 1998 or December 31, 1997:

       Meditrust Operating Company Preferred Stock
       $.10 par value; 6,000,000 shares authorized;

       Meditrust Corporation Excess Stock
       $.10 par value; 25,000,000 shares authorized;

       Meditrust Operating Company Excess Stock
       $.10 par value; 25,000,000 shares authorized;

       Meditrust Corporation Series Common Stock
       $.10 par value; 30,000,000 shares authorized;

       Meditrust Operating Company Series Common Stock $.10 par value; 30,000,000 shares authorized.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.     Comprehensive Income and Other Assets

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

       During 1996 and 1997, Realty invested approximately $26,982,000 in exchange for 14,285,000 shares of common stock, representing a 19.99% interest in Nursing Home Properties Plc ("NHP Plc"), a property investment group which specializes in the financing, through sale leaseback transactions, of nursing homes located in the United Kingdom. Realty does not have the right to vote more than 9.99% of the shares of NHP Plc. As of June 30, 1998 the market value of this investment was $38,715,000 and is included in other assets in the accompanying balance sheet. In addition, Realty has agreed to purchase additional shares of NHP Plc (see Note 13).

       The resulting difference between the current market value and cost, $11,733,000, is included in shareholders' equity in the accompanying balance sheet.

       As of June 30, 1998, Realty owns 331,000 shares of stock and warrants to purchase 1,006,000 shares of stock in Balanced Care Corporation ("BCC"), a healthcare operator, which completed an initial public offering of its stock in 1998. The stock and warrants have a current market value of $7,739,000. The difference between current market value and cost of the BCC investment, $6,634,000, is included in shareholders' equity in the accompanying balance sheet.

       The following is a summary of the Companies' comprehensive income:

                                                                    Six Months Ended June 30,
            (In thousands)                                             1998            1997
                                                                       ----            ----
            Net income                                              $100,024        $   83,000

            Other comprehensive income:
              Change in market value of equity securities
                in excess of cost                                     14,798              (186)
                                                                    --------        ----------
              Comprehensive income                                  $114,822        $   82,814
                                                                    ========        ==========


       As a result of the merger with Cobblestone, Realty acquired the Cobblestone tradename with an appraised value of $8,570,000.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6.     Distributions Paid to Shareholders

       On June 15, 1998, Realty paid a dividend of $.61125 per share of common stock to shareholders of record on May 31, 1998.

7.     Other Expenses

       During the six months ended June 30, 1998, the Companies pursued a strategy of diversifying into new business lines including hospitality and golf (See Notes 8 and 13). Consistent with this strategy, Realty commenced a reevaluation of its intentions with respect to certain existing healthcare real estate facilities and other assets.

       As a result of continued deteriorating performance at two owned psychiatric facilities and the corresponding impact on Realty's resources, management committed to a plan to sell these facilities as soon as practicable. Accordingly, Realty recorded a provision of $10,500,000 to adjust the carrying value of these facilities and related working capital receivables to estimated fair value less costs to sell as of June 30, 1998. In addition, as part of the continuing evaluation of its existing healthcare real estate portfolio, Realty also provided for the establishment of a $3,000,000 valuation reserve as of June 30, 1998.

       Realty holds other assets and receivables that are unrelated to its historical primary business of healthcare financing. Management has determined that protracted collection efforts for these assets is currently an inefficient use of its resources and therefore recorded a provision of approximately $5,100,000 to reduce the carrying value of these assets to net realizable value as of June 30, 1998.

       Additionally, Realty incurred approximately $3,000,000 of non-recurring costs related to the evaluation of certain acquisition targets which it is no longer pursuing at June 30, 1998.

8.     Cobblestone Holdings, Inc. Merger

       On May 29, 1998, Realty completed its merger with Cobblestone pursuant to an Agreement and Plan of Merger dated as of January 11, 1998, as amended by a First Amendment thereto dated as of March 16, 1998 (as amended, the "Cobblestone Merger Agreement"). Under the terms of the Cobblestone Merger Agreement, Cobblestone merged with and into Realty, with Realty as the surviving corporation (the "Cobblestone Merger").

       Prior to the Cobblestone Merger, Operating Company entered into an Asset Transfer Agreement with Cobblestone Golf Group, Inc., whereby Cobblestone Golf Group, Inc. transferred certain non-real estate assets to Operating Company.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.     Cobblestone Holdings, Inc. Merger, Continued

       Upon the closing of the Cobblestone Merger, each share of common stock of Cobblestone was converted into the right to receive 3.867 paired common shares and each share of preferred stock of Cobblestone was converted into the right to receive .2953 paired common shares. The total number of paired common shares issued in connection with the Cobblestone Merger was approximately 8,177,000, with an aggregate market value of approximately $230,000,000, plus the issuance of approximately 452,000 options valued at $10,863,000. In addition, Realty advanced monies in order for Cobblestone to satisfy approximately $170,000,000 of its long-term debt and associated costs. Accordingly, the operations of Cobblestone are included in the combined and consolidated financial statements since consummation of the Cobblestone Merger. The total consideration paid in connection with the Cobblestone Merger was approximately $420,000,000. The excess of the purchase price, including costs of the Cobblestone Merger, over the fair value of the net assets acquired approximated $153,750,000 and is being amortized over 20 years.

       The following unaudited pro forma condensed combined consolidated results of operations of Realty and Operating Company have been prepared as if the Cobblestone Merger had occurred January 1, 1997:


       (In thousands, except per share amounts)                For the six months ended June 30,
                                                               ---------------------------------
                                                                   1998                   1997
                                                                   ----                   ----
       Revenues                                                  $293,628              $179,469
       Net income                                                $ 89,830              $ 82,086
       Basic earnings per paired common share                    $   0.88              $   0.95
       Weighted average paired common shares outstanding          102,476                82,086


       The pro forma condensed combined consolidated results do not purport to be indicative of results that would have occurred had the Cobblestone Merger been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

9.     Newly Issued Accounting Standards

       Financial Accounting Standards Board Statement No. 131 ("SFAS 131") "Disclosure about Segments of an Enterprise and Related Information" is effective for financial statements issued for periods beginning after December 15, 1997. SFAS 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates. Due to the Companies' plans for acquisitions of companies in a variety of business segments, the Companies are in the process of evaluating the effect of the implementation of SFAS 131.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9.     Newly Issued Accounting Standards, Continued

       Financial Accounting Standards Board Statements No. 132 ("SFAS 132"):
       "Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 is effective for financial periods beginning after December 15, 1997. SFAS 132 established standards for reporting and display of pension and postretirement benefits. Furthermore, additional information on changes in benefit obligations and fair values of plan assets shall be displayed in the financial statements. The Companies intend to adopt the requirements of SFAS 132 in the financial statements for the year ending December 31, 1998 and do not believe implementation will have a material effect on the financial statements.

       Effective May 21, 1998, the Companies adopted the guidance provided in Emerging Issues Task Force No. 98-9 (EITF 98-9): "Accounting for Contingent Rent in Interim Financial Periods." The adoption of EITF 98-9 did not and is not expected to have a material impact on the Companies' financial position or results of operations.

10.    Contingencies

       Litigation

       On January 8, 1998 the Companies received notice that they were named as a defendant in a class action entitled, Lynn Robbins v. William J. Razzouk, et al; Civil Action No. 98CI-00192 filed January 7, 1998 in the District Court of Bexar County, Texas and on January 20, 1998 the Companies received notice that they were named as a defendant in a class action entitled, Adele Brody v. William J. Razzouk, et al., Civil Action No. 98CI-00456 filed January 12, 1998 in the District Court of Bexar County, Texas. The complaints, which have been consolidated into one action, (i) allege, in part, that La Quinta and its directors violated their fiduciary duty, duty of care and loyalty to La Quinta shareholders by entering into a merger agreement with the Companies without having first invited other bidders, and the Companies aided and abetted La Quinta and its directors in the alleged breaches, and (ii) seek injunctive relief enjoining the merger with La Quinta and compensatory damages. In April 1998, the complaint was amended to add as defendants Merrill Lynch and certain individuals and entities allegedly controlled by or associated with the Bass family and to allege, among other things, that (a) certain of the defendants breached their fiduciary duties to La Quinta shareholders, (b) the directors of La Quinta and Merrill Lynch, as financial advisor to La Quinta in connection with the La Quinta Merger, have conflicts of interest based on dealings with the Companies, (c) the Companies and Merrill Lynch aided and abetted the alleged breaches of duty by the other defendants and that Merrill Lynch acted negligently in rendering advice to La Quinta's Board of Directors, and (d) certain option payments and/or alleged special treatment of certain defendants in connection with such options violate Article 2.02 of the Texas Business Corporation Act. The defendants and counsel for the class plaintiffs have negotiated and entered into an agreement in principle to settle the action, dated on or about May 8, 1998 (the "Memorandum of Understanding"). The Memorandum of Understanding sets forth the principal bases for the settlement which include the issuance of a

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


10.    Contingencies, Continued

       series of press releases prior to the meetings of the shareholders of the Companies and La Quinta to consider the La Quinta merger agreement and the inclusion of a section describing the FEIT with MLI in the joint proxy statement/prospectus prepared for the Companies' and La Quinta's shareholders meetings. The proposed settlement will be contingent upon the execution of an appropriate and satisfactory stipulation of settlement and related documents, and Final Court Approval of the settlement (as defined in the Memorandum of Understanding) by the Texas Court. La Quinta has agreed to pay counsel for the class plaintiffs attorney's fees in an amount not to exceed $700,000 in the event such settlement is consummated.

       The Companies are also a party to a number of other claims and lawsuits arising out of the normal course of business; the Companies believe that none of these claims or pending lawsuits, either individually or in the aggregate, will have a material adverse affect on the Companies' business or on their consolidated financial position or results of operations.

       Paired Share REIT Legislation

       On July 22, 1998, the President of the United States of America signed into law the Internal Revenue Service Restructuring and Reform Act of 1998 (the "Reform Act"). Included in the Reform Act is a freeze on the grandfathered status of paired share REITs such as the Companies. Under this legislation, the anti-pairing rules provided in the Internal Revenue Code of 1986, as amended (the "Code"), apply to real property interests acquired after March 26, 1998 by the Companies, or by a subsidiary or partnership in which a ten percent or greater interest is owned by the Companies, unless (1) the real property interests are acquired pursuant to a written agreement that was binding on March 26, 1998 and at all times thereafter or (2) the acquisition of such real property interests was described in a public announcement or in a filing with the SEC on or before March 26, 1998.

       Under the Reform Act, the properties acquired in connection with the July 17, 1998 La Quinta Merger and in connection with the May 29, 1998 Cobblestone Merger generally are not subject to these anti-pairing rules. However, any property acquired by the Companies, La Quinta, or Cobblestone after March 26, 1998, other than property acquired pursuant to a written agreement

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


10.    Contingencies, Continued

       that was binding on March 26, 1998 or described in a public announcement or in a filing with the SEC on or before March 26, 1998, is subject to the anti-pairing rules. Moreover, under the Reform Act any otherwise grandfathered property will become subject to the anti-pairing rules if the rent on a lease or renewal with respect to such property is determined to exceed an arm's length rate. In addition, the Reform Act also provides that a property held by the Companies that is not subject to the anti-pairing rules will become subject to such rules in the event of an improvement placed in service after December 31, 1999 that changes the use of the property and the cost of which is greater than 200 percent of (A) the undepreciated cost of the property (prior to the improvement) or (B) in the case of property acquired where there is a substituted basis (e.g., the properties acquired from La Quinta and Cobblestone), the fair market value of the property on the date it was acquired by the Companies.

       There is an exception for improvements placed in service before January 1, 2004 pursuant to a binding contract in effect on December 31, 1999 and at all times thereafter. This restriction on property improvements applies to the properties acquired from La Quinta and Cobblestone, as well as all other properties owned by the Companies, and limits the ability of the Companies to improve or change the use of those properties after December 31, 1999. The Companies are considering various steps which they might take in order to minimize the effect of the Reform Act. Restructuring the operations of Realty and Operating Company, however, to comply with the legislation may cause the Companies to incur substantial tax liabilities, to recognize an impairment loss on their goodwill asset or otherwise adversely affect the Companies.

11.    Earnings Per Share

       Combined consolidated earnings per share is computed as follows:


                                                                 For the three months ended June 30, 1998
                                                            ------------------------------------------------
             (In thousands, except per share amounts)           Income            Shares          Per Share
                                                             (Numerator)      (Denominator)         Amount
                                                             -----------      -------------         ------
        Basic EPS:
           Income available to common shareholders             $ 47,790         100,193              $.48
        Effect of Dilutive Securities:
           Stock Options                                                            430
           Contingently issuable shares to MLI                                    1,277
              (Note 4)
        Diluted EPS:
                                                            -------------------------------------------------
           Income available to common shareholders             $ 47,790         101,900              $.47
                                                            =================================================

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


11.    Earnings Per Share, Continued


                                                                 For the three months ended June 30, 1997
                                                             ---------------------------------------------------
             (In thousands, except per share amounts)           Income            Shares          Per Share
                                                             (Numerator)      (Denominator)         Amount
                                                             -----------      -------------         ------
        Basic EPS:
           Income available to common shareholders             $ 41,947            73,989            $ .57
        Effect of Dilutive Securities:
           Stock Options                                                              278
        Diluted EPS:
                                                             ---------------------------------------------------
           Income available to common shareholders             $ 41,947            74,267            $ .56
                                                             ===================================================


                                                                  For the six months ended June 30, 1998
                                                             ---------------------------------------------------
             (In thousands, except per share amounts)           Income            Shares          Per Share
                                                             (Numerator)      (Denominator)         Amount
                                                             -----------      -------------         ------
        Basic EPS:
           Income available to common shareholders             $ 99,411            95,835            $1.04
        Effect of Dilutive Securities:
           Stock Options                                                             476
           Contingently issuable shares to MLI                                       851
              (Note 4)
        Diluted EPS:
                                                             ---------------------------------------------------
           Income available to common shareholders             $ 99,411            97,162            $1.02
                                                             ===================================================


                                                                  For the six months ended June 30, 1997
                                                             ---------------------------------------------------
             (In thousands, except per share amounts)           Income            Shares          Per Share
                                                             (Numerator)      (Denominator)         Amount
                                                             -----------      -------------         ------
        Basic EPS:
             Income available to common shareholders           $ 83,000            73,909            $1.12
        Effect of Dilutive Securities:
             Stock Options                                                            278
        Diluted EPS:
                                                             ---------------------------------------------------
             Income available to common shareholders           $ 83,000            74,187            $1.12
                                                             ===================================================

       Weighted average common shares of Realty for purposes of computing Basic EPS were approximately 101,498,000 and 73,989,000 and for Diluted EPS were 103,205,000 and 74,267,000 for the three month periods ended June 30, 1998 and 1997, respectively. Weighted average common shares of Operating Company for purposes of computing Basic and Diluted EPS for the three month period ended June 30, 1998 were 101,193,000 and 101,900,000, respectively.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


11.    Earnings Per Share, Continued

       Weighted average common shares of Realty for purposes of computing Basic EPS were approximately 97,140,000 and 73,909,000 and for Diluted EPS were 98,467,000 and 74,187,000 for the six month periods ended June 30, 1998 and 1997, respectively. Weighted average common shares of Operating Company for purposes of computing Basic and Diluted EPS for the six month period ended June 30, 1998 were 95,835,000 and 97,162,000, respectively.

       Operating Company holds common shares of Realty which are unpaired pursuant to a stock option plan approved by the shareholders. The common shares held totaled 1,305,000 as of June 30, 1998. These shares affect the calculation of Realty's net income per common share but are eliminated in the calculation of net income per paired common share for The Meditrust Companies.

       Convertible debentures outstanding for the three and six month periods ended June 30, 1998 and 1997 are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

12.    Transactions between Realty and Operating Company

       Operating Company leases the various golf course facilities from Realty and its subsidiaries. The lease arrangements between Operating Company and Realty include base and additional rent provisions and require Operating Company to assume costs attributable to taxes, maintenance and insurance.

       Operating Company has entered into a royalty arrangement with Realty for the use of the Cobblestone tradename at a rate of approximately .75% of golf course revenues.


13.    Subsequent Events

       On July 9, 1998 Realty declared a dividend of $.61625 per share payable on August 14, 1998 to shareholders of record on July 31, 1998.

       On July 17, 1998, the Companies completed the acquisition of La Quinta, in which La Quinta merged with and into Realty, with Realty as the surviving corporation. As a result of the La Quinta Merger, holders of all of the issued and outstanding common stock of La Quinta received in exchange cash and newly-issued shares of Paired Common Stock of the Companies with an aggregate value of approximately $1,650,000,000. In addition, Realty assumed or retired approximately $1,000,000,000 of La Quinta's existing indebtedness. Shareholders of Realty, including former La Quinta shareholders who received stock consideration in the La Quinta Merger, are eligible to receive a special dividend distribution of La Quinta's accumulated but undistributed earnings and profits which will be payable by Realty in the amount of $.88361 per share of Realty common stock on September 11, 1998 to all shareholders of record of Realty common stock on August 28, 1998. La Quinta, the operations of which will be conducted by a subsidiary of Operating Company, is a fully-integrated lodging company that focuses on the ownership, operation and development of its two hotel products: (i) La Quinta Inns, a chain positioned in the mid-price segment without food and beverage facilities, and (ii) La Quinta Inns & Suites, a new concept positioned at the upper end of the mid-price segment without food and beverage facilities. As of June 30, 1998, La Quinta owned and operated 280 hotels, principally in the western and southern regions of the United States, with a total of over 36,000 rooms. La Quinta's real estate is owned by Realty or a subsidiary of Realty and generally is leased and managed by subsidiaries of Operating Company.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
               NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


13.    Subsequent Events, Continued

       On July 17, 1998, Realty entered into a new credit agreement (the "New Credit Agreement") which provides Realty with up to $2,250,000,000 in credit facilities, replacing Realty's existing $365,000,000 revolving credit facilities. The New Credit Agreement provides for borrowings in four separate tranches (each a "Tranche"): Tranche A, a $1,000,000,000 revolving loan, amounts of which if repaid may be reborrowed, Tranche B, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, Tranche C, a term loan in the amount of $250,000,000, amounts of which if repaid may not be reborrowed, and Tranche D, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed. A total of $710,000,000 was available at August 12, 1998. Borrowings under the New Credit Agreement include LIBOR, Base Rate and Money Market Borrowings. Pricing on the loan commitments, loans and letters of credit under the New Credit Agreement varies according to the pricing level commensurate with the credit quality of Realty. Events of default under the New Credit Agreement include, among other things, failure to pay any principal or reimbursement obligation when due, failure to meet any of the covenants of the New Credit Agreement, failure of the representations and warranties to be true in any material respect, and default under other debt instruments of the Companies or their subsidiaries. The New Credit Agreement includes covenants with respect to maintaining certain financial benchmarks, limitations on the types and percentage of investments in certain business lines, limitations on dividends of Realty and Operating Company, and other restrictions. In addition, Operating Company is a guarantor of all of the obligations of Realty under the New Credit Agreement.

       On July 21, 1998, Realty agreed to invest approximately an additional $30,400,000 in NHP Plc, through an agreement to purchase previously issued warrants to purchase common shares of NHP Plc, and an agreement to purchase newly issued common shares of NHP Plc. The investment, expected to close during August 1998, will increase Realty's total equity investment to approximately $57,382,000, at cost. The investment will add approximately 12,322,000 shares to Realty's current investment of 14,285,000 shares of NHP Plc, and will maintain Realty's ownership interest in NHP Plc at 19.99% of which Realty has voting rights with respect to 9.99%.

       Realty has notified the trustee of its $100,000,000 Remarketing Reset Notes due August 15, 2002 that it will redeem these securities in full at par value on August 17, 1998. Also, Realty has notified the trustee of La Quinta Inns $120,000,000 9-1/4% Senior Subordinated Notes due 2003, that it will redeem these securities on September 11, 1998 at 103.46% of par. Realty's credit facility will be used to refinance both of these redemptions.

       On August 3, 1998, Abraham D. Gosman resigned his position as Director and Chairman of the Boards of the Companies and Chief Executive Officer and Treasurer of Operating Company. Thomas M. Taylor was appointed Interim Chairman of the Companies. David F. Benson will serve as Interim Chief Executive Officer of Realty, and William C. Baker will serve as Interim President and Interim Treasurer of Operating Company. In connection with discussions relating to his resignation, the Companies are considering making severance payments to Mr. Gosman, the amounts of which may be significant. These discussions are ongoing.

       During the next two months, the Boards of Directors of the Companies anticipate filling the Chairman and CEO positions, reviewing and approving a modified investment and operating strategy for the Companies, and selecting an appropriate corporate structure through which to conduct the business activities of the Companies in response to the recent paired share REIT legislation.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although The Meditrust Companies (the "Companies"), consisting of Meditrust Corporation ("Realty") and Meditrust Operating Company ("Operating"), believe the statements are based on reasonable assumptions, the Companies can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, the availability of equity and debt financing for acquisitions and renovations, interest rates, competition for hotel and golf services in a given market, the enactment of legislation impacting the Companies' status as a paired share real estate investment trust ("REIT") or Realty's status as a REIT and other risks detailed from time to time in the filings of Realty and Operating with the Securities and Exchange Commission ("SEC"), including, without limitation, quarterly reports on Form 10-Q, reports on Form 8-K, and annual reports on Form 10-K.

The basis of presentation includes Management's Discussion and Analysis of Financial Condition and Results of Operations for the combined and separate SEC registrants. Management of the Companies believes that combined presentation is most beneficial to the reader. However, it should be noted that combined results of operations for the three and six months ended June 30, 1997 are principally related to the activity of Realty.

On November 5, 1997, Meditrust merged with Santa Anita Realty Enterprises, Inc., with Santa Anita Realty Enterprises, Inc. as the surviving corporation, and Meditrust Acquisition Company merged with Santa Anita Operating Company, with Santa Anita Operating Company as the surviving corporation (hereafter referred to as the "Santa Anita Merger" or "Santa Anita Mergers"). Upon completion of the Santa Anita Mergers, Santa Anita Realty Enterprises, Inc. changed its corporate name to "Meditrust Corporation" and Santa Anita Operating Company changed its corporate name to "Meditrust Operating Company." The Santa Anita Mergers were accounted for as reverse acquisitions whereby Meditrust and Meditrust Acquisition Company were treated as the acquirers for accounting purposes. Accordingly, the financial history is that of Meditrust and Meditrust Acquisition Company prior to the Santa Anita Mergers. For the three and six month periods ended June 30, 1997, all share and per share amounts have been retroactively adjusted to reflect the 1.2016 exchange of shares of beneficial interest for paired common shares of the Companies.

The Meditrust Companies - Combined Results of Operations

Three months ended June 30, 1998 vs. Three months ended June 30, 1997

Revenue for the three months ended June 30, 1998 was $114,139,000 compared to $71,014,000 for the three months ended June 30, 1997, an increase of $43,125,000. Revenue growth was primarily attributable to increased rental and interest income of $16,677,000, which resulted from additional real estate investments made over the last year, the addition of golf course revenue of $13,252,000, and horse racing revenue of $13,196,000.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES


The Meditrust Companies - Combined Results of Operations, Continued

For the three months ended June 30, 1998, total expenses increased by $37,006,000. Expense growth was primarily attributable to the addition of operating expenses from the horse racing and golf facility businesses. Horse racing operating costs of $11,234,000 were incurred as the Santa Anita Companies concluded the live racing season, and the addition of golf facility operating costs of $9,818,000 were principally incurred during the post-acquisition period of May 29, 1998 through June 30, 1998. Interest expense increased by $4,505,000 due to increases in debt outstanding resulting from additional real estate investments made over the past year. Depreciation and amortization increased by $7,994,000, which was a result of increased real estate investments and amortization of goodwill from acquisitions completed subsequent to June 30, 1997. General and administrative expenses increased by $1,998,000 principally due to a higher level of operating costs associated with portfolio growth and as a result of the mergers. Rental property operating expenses of $1,457,000 were incurred during the three months ended June 30, 1998 and related to management of medical office buildings.

Net income for the three months ended June 30, 1998 was $48,403,000 compared to $41,947,000 for the three months ended June 30, 1997, an increase of $6,456,000 or 15%. Net income per share of paired common stock of the Companies for the three months ended June 30, 1998 was $0.48 compared to $0.57 for the three months ended June 30, 1997. The per share amount decreased primarily due to dilution resulting from mergers completed since June 30, 1997. Per share amounts for 1997 have been restated to reflect the exchange of Meditrust Shares of Beneficial Interest for paired common shares of the Companies pursuant to the Santa Anita Merger. In connection with the Santa Anita Merger, 24,822,000 additional paired common shares are now outstanding.

Six months ended June 30, 1998 vs. Six months ended June 30, 1997

Revenue for the six months ended June 30, 1998 was $259,335,000 compared to $138,979,000 for the six months ended June 30, 1997, an increase of $120,356,000. Revenue growth was primarily attributable to the addition of operating revenues from businesses acquired since June 30, 1997. Operating revenues of $62,959,000 were added during the six months ended June 30, 1998 and include horse racing of $49,707,000, and golf related activities, which commenced on May 29, 1998, of $13,252,000. Rental and interest income increased $31,397,000, as a result of additional real estate investments made over the last year net of mortgage prepayments. Other income for the six months ended June 30, 1998 included a nonrecurring $26,000,000 prepayment and make-whole gain as a result of approximately $120,000,000 in mortgage investments that were repaid prior to their maturity.

For the six months ended June 30, 1998, total expenses increased by $103,780,000. Expense growth was primarily attributable to the addition of horse racing and golf facility related businesses that were acquired subsequent to June 30, 1997. Horse racing operating costs of $39,430,000 were incurred by the Santa Anita Companies during the live racing season, and the addition of golf course operating costs of $9,818,000 which were principally incurred for the period of May 29, 1998 through June 30,

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES


The Meditrust Companies - Combined Results of Operations, Continued

1998. Interest expense increased by $11,843,000 due to increases in debt outstanding resulting from additional real estate investments made over the past year. Depreciation and amortization increased by $14,365,000, which was a result of increased real estate investments and amortization of goodwill from acquisitions completed subsequent to June 30, 1997. General and administrative expenses increased by $4,061,000 principally due to a higher level of operating costs associated with portfolio growth and as a result of the acquisitions. Rental property operating expenses of $2,722,000 were incurred during the six months ended June 30, 1998 and related to management of medical office buildings.

During the six months ended June 30, 1998, the Companies pursued a strategy of diversifying into new business lines including hospitality and golf (See Notes
8 and 13). Consistent with this strategy, Realty commenced a reevaluation of its existing health care real estate portfolio and other assets. As a result of continued deteriorating performance at two owned psychiatric facilities and the corresponding impact on Realty's resources, management has committed to a plan to sell these facilities as soon as practicable. Accordingly, Realty has recorded a provision of $10,500,000 to adjust the carrying value of these facilities and related working capital receivables to estimated fair value less costs to sell as of June 30, 1998. As part of the continuing evaluation of its existing health care real estate portfolio, Realty has also provided for the establishment of a $3,000,000 valuation reserve as of June 30, 1998.

Realty also has held other assets and receivables that are unrelated to its historical primary business of health care financing. Management has determined that further collection efforts for these assets is currently an inefficient use of its resources and therefore has recorded a provision of approximately $5,000,000 to reduce the carrying value of these assets to net realizable value as of June 30, 1998.

Additionally, Realty has recorded approximately $3,000,000 of non-recurring costs related to the evaluation of certain acquisition targets which it is no longer pursuing at June 30, 1998.

Net income for the six months ended June 30, 1998 was $100,024,000 compared to $83,000,000 for the six months ended June 30, 1997, an increase of $17,024,000 or 21%. Net income per share of paired common stock of the Companies for the six months ended June 30, 1998 was $1.04 compared to $1.12 for the six months ended June 30, 1997. The per share amount decreased primarily due to dilution resulting from acquisitions completed since June 30, 1997. Per share amounts for 1997 have been restated to reflect the exchange of Meditrust Shares of Beneficial Interest for paired common shares of the Companies pursuant to the Santa Anita Merger. In connection with the Santa Anita and Cobblestone Mergers, 24,822,000 and 8,177,000 additional paired common shares, respectively, are now outstanding.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES


The Meditrust Companies - Combined Financial Condition

As of June 30, 1998, the Companies' gross real estate investments totaled approximately $3,499,696,000, consisting of 217 long-term care facilities, 184 retirement and assisted living facilities, 34 golf facilities, 33 medical office buildings, 26 rehabilitation hospitals, six alcohol and substance abuse treatment facilities and psychiatric hospitals, one acute care hospital campus, one racetrack, a 50% interest in a fashion mall, and land held for development. As of June 30, 1998, the Companies' outstanding commitments for additional financing totaled approximately $204,464,000 for the completion of 39 assisted living facilities, nine long-term care facilities and six medical office buildings currently under construction and additions to existing facilities in the portfolio.

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

On February 26, 1998, the Companies entered into transactions with Merrill Lynch International, a UK-based broker/dealer subsidiary of Merrill Lynch & Co., Inc. ("MLI"). Pursuant to the terms of a Stock Purchase Agreement, MLI purchased 8,500,000 shares of Series A Non-Voting Convertible Common Stock par value $.10 per share from each of the Companies at a purchase price of $32.625 per share. The Series A Non-Voting Convertible Common Stock converted to paired common stock of the Companies on June 18, 1998, the business day following the date on which the stockholders of the Companies approved the merger of Realty with La Quinta Inns, Inc. ("La Quinta") and ("La Quinta Merger"). Net proceeds from the issuance of securities were approximately $272,000,000 and were used by the Companies to repay existing indebtedness. Separately, the Companies and MLI entered into a Purchase Price Adjustment Agreement under which the Companies will, within one year from the date of MLI's purchase on a periodic basis adjust the original $32.625 purchase price per share based on the market price of the paired common stock at the time of any interim or final adjustments, by receiving additional paired common stock from MLI or by issuing additional paired common stock to MLI. In the event that the market price for the paired shares is lower than the original purchase price, the Companies will have to deliver additional paired shares to MLI which would have dilutive effects on the capital stock of the Companies. This dilutive effect increases significantly as the market price of the paired shares decline further below the original purchase price. Moreover, settlement, whether at maturity or at an earlier date, may force the Companies to issue paired shares at a depressed price, which may heighten this dilutive effect on the capital stock of the Companies.

The paired common shares issued under the above listed agreements receive the same dividend as the Companies' paired common stock, however, the guaranteed minimum return is LIBOR plus 75 basis points. Any difference between LIBOR plus 75 basis points and the dividend payments received by MLI will be included in an adjustment amount under the Purchase Price Adjustment Agreement. The Companies expect the annual dividend to exceed LIBOR plus 75 basis points.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES



Combined Financial Condition, Continued

These transactions have been accounted for as a Forward Equity Issuance Transaction ("FEIT") with the original 8,500,000 and all additional paired common shares treated as outstanding from their date of issuance for both basic and diluted earnings per share purposes. The contingently issuable shares calculated as of June 30, 1998 are included in the calculation of diluted earnings per share. The accounting treatment for this type of transaction is expected to be reviewed by the Emerging Issues Task Force ("EITF"). The SEC has concluded that until the EITF has an opportunity to perform a full review of this type of transaction, future transactions of this type will be accounted for as debt. For previously completed transactions such as the Companies', the SEC will not object to the accounting treatment reflected in this Quarterly Report on Form 10-Q. Pursuant to the FEIT agreement, the Companies placed in a collateral account approximately 862,000 shares of unregistered paired common shares, based on a measurement of the closing stock price on May 31, 1998. According to the terms of the FEIT agreements, had the closing stock price of $27.9375 on June 30, 1998 been used, approximately 1,277,000 additional paired common shares would have been contingently issuable.

On May 29, 1998, Realty completed its merger with Cobblestone Holdings, Inc. ("Cobblestone") pursuant to an Agreement and Plan of Merger dated as of January 11, 1998, as amended by a First Amendment thereto dated as of March 16, 1998 (as amended, the "Merger Agreement"). Under the terms of the Merger Agreement, Cobblestone, the parent of Cobblestone Golf Group, Inc., merged with and into Realty, with Realty as the surviving corporation (the "Cobblestone Merger"). Upon the closing of the Cobblestone Merger, each share of common stock of Cobblestone was converted into the right to receive 3.867 paired common shares and each share of preferred stock of Cobblestone was converted into the right to receive .2953 paired common shares. The total number of paired common shares issued in connection with the Cobblestone Merger was approximately 8,177,000, with an aggregate market value of approximately $230,000,000 plus the issuance of approximately 452,000 options valued at $10,863,000. In addition, Realty advanced monies in order for Cobblestone to satisfy approximately $170,000,000 of Cobblestone's debt and associated costs. The total consideration paid in connection with the Cobblestone Merger was approximately $420,000,000. The excess of the purchase price, including costs of the Cobblestone Merger, over the fair value of the net assets acquired approximated $153,750,000 and is being amortized over 20 years.

On June 10, 1998, Realty issued 7,000,000 depositary shares. Each depositary share represents one-tenth of a share of 9% Series A Cumulative Redeemable Preferred Stock with a par value of $.10 per share. Total proceeds from this issuance of approximately $169,488,000 were used by Realty primarily to repay existing indebtedness.

The Companies had shareholders' equity of $2,520,720,000 and debt constituted 35% of the Companies' total capitalization as of June 30, 1998.

On July 9, 1998 Realty declared a dividend of $.61625 per share payable on August 14, 1998 to shareholders of record on July 31, 1998.

On July 17, 1998, Realty completed its acquisition of La Quinta, and La Quinta was merged with and into Realty, with Realty being the surviving corporation. As consideration for the La Quinta Merger, La Quinta shareholders were eligible to receive common stock of Realty and common stock of Operating.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES


Combined Financial Condition, Continued

Approximately 25% of the La Quinta shares were acquired in the merger for cash for $26.00 per share and the remaining shares (approximately 75%) were each converted into 0.738 paired common shares and the right to receive an earnings and profits distribution.

On July 17, 1998 pursuant to its merger agreement with La Quinta, Realty declared a special dividend distribution of $0.88361 per share of Realty common stock. Holders of Realty common stock of record on August 28, 1998 will be eligible to receive the special dividend distribution, which will be paid on September 11, 1998.

On July 17, 1998 Realty executed an agreement for an unsecured bank facility for a total of $2,250,000,000 bearing interest at the lenders' prime rate plus .50% or LIBOR plus 1.375% (7.06% at July 24, 1998). The facility is comprised of three tranches with term loans at various maturity dates between July 17, 1999 and July 17, 2001 and a revolving tranche with availability of $1,000,000,000 maturing July 17, 2001. A total of $710,000,000 was available at August 12, 1998.

Realty has notified the trustee of its $100,000,000 Remarketing Reset Notes due August 15, 2002 that it will redeem these securities in full at par value on August 17, 1998. Also, Realty has notified the trustee of La Quinta Inns $120,000,000 9-1/4% Senior Subordinated Notes due 2003, that it will redeem these securities on September 11, 1998 at 103.46% of par. Realty's credit facility will be used to refinance both of these redemptions.

In addition, the Companies have an effective shelf registration statement on file with the Securities and Exchange Commission under which the Companies may issue $1,875,000,000 of securities including shares, preferred stock, debt, series common stock, convertible debt and warrants to purchase shares, preferred shares, debt, series common stock and convertible debt.

The Companies believe that their various sources of capital are adequate to finance their operations as well as pending acquisitions, mortgage financings and future dividends. Over the next twelve months, as the Companies identify appropriate investment opportunities, the Companies may raise additional capital through the sale of Shares, series common stock or preferred stock, the issuance of additional long-term debt or through a securitization transaction.

Realty - Results of Operations

Three months ended June 30, 1998 vs. Three months ended June 30, 1997

Revenue for the three months ended June 30, 1998 was $94,055,000 compared to $71,014,000 for the three months ended June 30, 1997, an increase of $23,041,000. Revenue growth was primarily attributable to increased healthcare rental and interest income of $16,770,000 from additional real estate investments made over the last year net of mortgage prepayments. The increase also arose from rent, interest and royalties of $6,271,000 collected from Operating related to the addition of horse racing and golf rental activities.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES


Realty - Results of Operations, Continued


For the three months ended June 30, 1998, total expenses increased by $13,440,000. Interest expense increased $4,432,000 due to increases in debt outstanding resulting from additional real estate investments made over the past year. Depreciation and amortization increased by $6,539,000 which was a result of increased real estate investments and amortization of goodwill from acquisitions completed subsequent to June 30, 1997. General and administrative expenses increased by $1,349,000 principally due to a higher level of operating costs associated with portfolio growth and as a result of the acquisition. Rental property operating expenses of $1,457,000 were incurred during the three months ended June 30, 1998 and related to management of medical office buildings.

Net income for the three months ended June 30, 1998 was $51,548,000 compared to $41,947,000 for the three months ended June 30, 1997, an increase of $9,601,000 or 23%. Net income per common share for the three months ended June 30, 1998 was $0.50 compared to $0.57 for the three months ended June 30, 1997. The per share amount decreased primarily due to dilution resulting from acquisitions completed subsequent to June 30, 1997. Per share amounts for 1997 have been restated to reflect the exchange of Meditrust Shares of Beneficial Interest for paired common shares of the Companies pursuant to the Santa Anita Merger.

Six months ended June 30, 1998 vs. Six months ended June 30, 1997

Revenue for the six months ended June 30, 1998 was $209,496,000 compared to $138,979,000 for the six months ended June 30, 1997, an increase of $70,517,000. Healthcare rental and interest income increased $30,973,000 as a result of additional real estate investments made over the last year net of mortgage prepayments. The increase also arose from rent, interest and royalty revenue of $13,544,000 related to the addition of horse racing and golf rental activities. Other income for the six months ended June 30, 1998 included a nonrecurring $26,000,000 prepayment and make-whole gain as a result of approximately $120,000,000 in mortgage investments that were repaid prior to their maturity.

For the six months ended June 30, 1998, total expenses increased by $50,267,000. Interest expense increased by $11,734,000 due to increases in debt outstanding resulting from additional real estate investments made over the past year. Depreciation and amortization increased by $11,896,000 which was a result of increased real estate investments and amortization of goodwill from mergers completed subsequent to June 30, 1997. General and administrative expenses increased by $2,822,000 principally due to a higher level of operating costs associated with portfolio growth and as a result of the mergers.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES


Realty - Results of Operations, Continued


Rental property operating expenses of $2,722,000 were incurred during the six months ended June 30, 1998 and related to management of medical office buildings.

During the six months ended June 30, 1998, the Companies pursued a strategy of diversifying into new business lines including hospitality and golf. Consistent with this strategy, Realty commenced a reevaluation of its existing health care real estate portfolio and other assets. As a result of continued deteriorating performance at two owned psychiatric facilities and the corresponding impact on Realty's resources, management has committed to a plan to sell these facilities as soon as practicable. Accordingly, Realty has recorded a provision of $10,500,000 to adjust the carrying value of these facilities and related working capital receivables to estimated fair value less costs to sell as of June 30, 1998. As part of the continuing evaluation of its existing health care real estate portfolio, Realty has also provided for the establishment of a $3,000,000 valuation reserve as of June 30, 1998.

Realty also has held other assets and receivables that are unrelated to its historical primary business of health care financing. Management has determined that further collection efforts for these assets is currently an inefficient use of its resources and therefore has recorded a provision of approximately $5,000,000 to reduce the carrying value of these assets to net realizable value as of June 30, 1998.

Additionally, Realty has recorded approximately $3,000,000 of non-recurring costs related to the evaluation of certain acquisition targets which it is no longer pursuing at June 30, 1998.

Net income for the six months ended June 30, 1998 was $103,250,000 compared to $83,000,000 for the six months ended June 30, 1997, an increase of $20,250,000 or 24%. Net income per common share for the six months ended June 30, 1998 was $1.06 compared to $1.12 for the six months ended June 30, 1997. The per share amount decreased primarily due to dilution resulting from acquisitions completed subsequent to June 30, 1997. Per share amounts for 1997 have been restated to reflect the exchange of Meditrust Shares of Beneficial Interest for paired common shares of the Companies pursuant to the Santa Anita Merger.

Realty - Financial Condition

As of June 30, 1998, Realty's gross real estate investments totaled approximately $3,499,696,000, consisting of 217 long-term care facilities, 184 retirement and assisted living facilities, 34 golf facilities,

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES


Realty - Financial Condition, Continued

33 medical office buildings, 26 rehabilitation hospitals, six alcohol, and substance abuse treatment facilities and psychiatric hospitals, one acute care hospital campus, one racetrack, a 50% interest in a fashion mall, and land held for development. As of June 30, 1998, Realty's outstanding commitments for additional financing totaled approximately $204,464,000 for the completion of 39 assisted living facilities, nine long-term care facilities and six medical office buildings currently under construction and additions to existing facilities in the portfolio.

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

       On February 26, 1998, the Companies entered into transactions with Merrill Lynch International, a UK-based broker/dealer subsidiary of Merrill Lynch & Co., Inc. ("MLI"). Pursuant to the terms of a Stock Purchase Agreement, MLI purchased 8,500,000 shares of Series A Non-Voting Convertible Common Stock par value $.10 per share from each of the Companies at a purchase price of $32.625 per share. The Series A Non-Voting Convertible Common Stock converted to paired common stock of the Companies on June 18, 1998, the business day following the date on which the stockholders of the Companies approved the merger of Realty with La Quinta. Net proceeds from the issuance of securities were approximately $272,000,000 and were used by the Companies to repay existing indebtedness. Separately, the Companies and MLI entered into a Purchase Price Adjustment Agreement under which the Companies will, within one year from the date of MLI's purchase, adjust the original $32.625 purchase price per share based on the market price of the paired common stock at the time of the adjustment, by receiving shares from MLI or by issuing additional paired common stock to MLI. In the event that the market price for the paired shares is lower than the original purchase price, the Companies will have to deliver additional paired shares to MLI which would have dilutive effects on the capital stock of the Companies. This dilutive effect increases significantly as the market price of the paired shares declines further below the original purchase price. Moreover, settlement, whether at maturity or at an earlier date, may force the Companies to issue paired shares at a depressed price, which may heighten this dilutive effect on the capital stock of the Companies.

The paired common shares issued under the above listed agreements receive the same dividend as the Companies' paired common stock, however, the guaranteed minimum return is LIBOR plus 75 basis points. Any difference between LIBOR plus 75 basis points and the dividend payments received by MLI will be included in an adjustment amount under the Purchase Price Adjustment Agreement. The Companies expect the annual dividend to exceed LIBOR plus 75 basis points.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES


Realty - Financial Condition, Continued

These transactions have been accounted for as a Forward Equity Issuance Transaction ("FEIT") with the original 8,500,000 and all additional paired common shares issued treated as outstanding from their date of issuance for both basic and diluted earnings per share purposes. The contingently issuable shares calculated as of June 30, 1998 are included in the calculation of diluted earnings per share. The accounting treatment for this type of transaction is expected to be reviewed by the Emerging Issues Task Force ("EITF"). The Securities and Exchange Commission has concluded that until the EITF has an opportunity to perform a full review of this type of transaction, future transactions of this type will be accounted for as debt. For previously completed transactions such as the Companies', the Securities and Exchange Commission will not object to the accounting treatment reflected in this Quarterly Report on Form 10-Q. Pursuant to the FEIT agreement, the Companies placed in a collateral account approximately 862,000 shares of unregistered paired common shares, based on a measurement of the closing stock price on May 31, 1998. According to the terms of the FEIT agreements, had the closing stock price of $27.9375 on June 30, 1998 been used, approximately 1,277,000 additional paired common shares would have been contingently issuable.

On May 29, 1998, Realty completed its merger with Cobblestone pursuant to the Merger Agreement. Under the terms of the Merger Agreement, Cobblestone, the parent of Cobblestone Golf Group, Inc., merged with and into Realty, with Realty as the surviving corporation. Upon the closing of the Cobblestone Merger, each share of common stock of Cobblestone was converted into the right to receive
3.867 common shares and each share of preferred stock of Cobblestone was converted into the right to receive .2953 common shares. The total number of shares issued in connection with the Cobblestone Merger was approximately 8,177,000, with an aggregate market value of approximately $230,000,000 plus the issuance of approximately 452,000 options valued at $10,863,000. In addition, Realty advanced monies in order for Cobblestone to satisfy approximately $170,000,000 of Cobblestone's debt and associated costs. The total consideration paid in connection with the Cobblestone Merger was approximately $420,000,000. The excess of the purchase price, including costs of the Cobblestone Merger, over the fair value of the net assets acquired approximated $153,750,000 and is being amortized over 20 years.

On June 10, 1998, Realty issued 7,000,000 depositary shares. Each depositary share represents one-tenth of a share of 9% Series A Cumulative Redeemable Preferred Stock with a par value of $.10 per share. Total proceeds from this issuance of approximately $169,488,000 were used by Realty primarily to repay existing indebtedness.

The Companies had shareholders' equity of $2,520,720,000 and debt constituted 35% of the Companies' total capitalization as of June 30, 1998.

On July 17, 1998, Realty completed its acquisition of La Quinta, and La Quinta was merged with and into Realty, with Realty being the surviving corporation. As consideration for the merger, La Quinta shareholders were eligible to receive common stock of Realty and common stock of Operating. Approximately 25% of the La Quinta shares were acquired in the merger for cash for $26.00 per share and the remaining shares (approximately 75%) were converted into 0.738 paired common shares and the right to receive an earnings and profits distribution.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES


Realty - Financial Condition, Continued

On July 17, 1998 pursuant to its merger agreement with La Quinta, Realty declared a special dividend distribution of $0.88361 per share of Realty common stock. Holders of Realty common stock of record on August 28, 1998 will be eligible to receive the special dividend distribution, which will be paid on September 11, 1998.

On July 17, 1998 Realty executed an agreement for an unsecured bank facility for a total of $2,250,000,000 bearing interest at the lenders' prime rate plus
 .50% or LIBOR plus 1.375%. The facility is comprised of three tranches with term loans at various maturity dates and a revolving tranche with availability of $1,000,000,000. A total of $710,000,000 was available at August 12, 1998.

Realty has notified the trustee of its $100,000,000 Remarketing Reset Notes due August 15, 2002 that it will redeem these securities in full at par value on August 17, 1998. Also, Realty has notified the trustee of La Quinta Inns $120,000,000 9-1/4% Senior Subordinated Notes due 2003, that it will redeem these securities on September 11, 1998 at 103.46% of par. Realty's credit facility will be used to refinance both of these redemptions.

In addition, the Companies have a shelf registration statement on file with the Securities and Exchange Commission under which the Companies may issue, $1,825,000,000 of securities including shares, preferred stock, debt, series common stock, convertible debt and warrants to purchase shares, preferred shares, debt, series common stock and convertible debt.

Realty has notified the trustee of its $1,000,000 Remarketing Reset Notes due August 15, 2002 that it will redeem these securities in full at par value on August 17, 1998. Also Realty has notified the trustee of La Quinta Inns $120,000,000 9-1/4% Senior Subordinated Notes due 2003, that it will redeem these securities on September 11, 1998 at 103.46% of par. Realty's credit facility will be used to refinance both of these redemptions.

Realty had shareholders' equity of $2,480,223,000 and debt constituted 35% of total capitalization as of June 30, 1998.

Realty believes that various sources of capital available over the next twelve months are adequate to finance pending acquisitions, mortgage financings and dividends. Over the next twelve months, as Realty identifies appropriate investment opportunities, Realty may raise additional capital through the sale of Shares, series common stock or preferred stock, the issuance of additional long-term debt or through a securitization transaction.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

Operating - Results of Operations

Three months ended June 30, 1998

Operating currently derives its revenue primarily from thoroughbred horse racing activities and golf facility activities which were $13,196,000 and $12,911,000, respectively, during the three months ended June 30, 1998. Live thoroughbred horse racing at Santa Anita Racetrack totaled 16 days during the three months ended June 30, 1998. Horse racing is a seasonal business and the entire racing season for 1998 consists of 86 racing days. As a result, horse racing revenues in the second quarter are not indicative of what future quarters in 1998 will generate. Interest and other income was $248,000 for the three month period June 30, 1998.

Horse racing and golf operating costs were $27,323,000 including $6,271,000 in rent, royalties and interest paid to Realty pursuant to the terms of lease agreements for the Santa Anita Racetrack and golf courses. Rent expense is determined by wagering levels, commission rates, base rental, contingent and contractual amounts. The operating margin for the racetrack was somewhat lower than originally anticipated, partially as a result of the impact on racetrack attendance during the "El Nino" weather pattern that recently affected the area and additional marketing costs incurred to overcome attendance shortfalls. Interest expense was $530,000 primarily for a Note payable to Realty. Depreciation and amortization expense was $1,455,000 primarily for depreciation of racing related equipment, furniture and fixtures which were amortized and matched with revenues and amortization of goodwill as a result of the Santa Anita Merger. General and administrative expenses were $649,000 principally for compensation and consulting arrangements as a result of the Santa Anita Merger.

As a result, a net loss of $3,145,000 was incurred for the three months ended June 30, 1998.

Six months ended June 30, 1998

Operating currently derives its revenue primarily from thoroughbred horse racing activities and golf facility activities which were $49,707,000 and $13,252,000, respectively, during the six months ended June 30, 1998. Live thoroughbred horse racing at Santa Anita Racetrack totaled 81 days during the six months ended June 30, 1998. Horse racing is a seasonal business and the entire racing season for 1998 consists of 86 racing days. As a result, horse racing revenues in the second quarter are not indicative of what future quarters in 1998 will generate. Interest and other income was $424,000 for the six month period June 30, 1998.

Horse racing and golf operating costs were $62,792,000 including $13,544,000 in rent, royalties and interest paid to Realty pursuant to the terms of leases agreement for Santa Anita Racetrack and the golf facilities. Rent expense is determined by wagering levels, commission rates, base rental, contingent and contractual amounts. The operating margin for the racetrack was somewhat lower than originally anticipated, partially as a result of the impact on racetrack attendance during the "El Nino" weather pattern that recently affected the area and additional marketing costs incurred to overcome attendance shortfalls. Interest expense was $1,191,000 primarily for a Note payable to Realty. Depreciation and amortization expense was $2,469,000 primarily for depreciation of racing related equipment, furniture and fixtures which were amortized and matched with revenues and amortization of goodwill as a result of the Santa Anita Merger. General and administrative expenses were $1,239,000 principally for compensation and consulting arrangements as a result of the Santa Anita Merger.

As a result, a net loss of $3,226,000 occurred for the six months ended June 30, 1998.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES


Operating - Financial Condition


Operating provides funding from racetrack operations and through a combination of long-term and short-term financing including both debt and equity. Operating obtains long-term financing through the issuance of common shares and unsecured notes. Operating obtains short-term financing through borrowings from Realty.

On February 26, 1998, the Companies entered into transactions with Merrill Lynch International, a UK-based broker/dealer subsidiary of Merrill Lynch & Co., Inc. ("MLI"). Pursuant to the terms of a Stock Purchase Agreement, MLI purchased 8,500,000 shares of Series A Non-Voting Convertible Common Stock par value $.10 per share from each of the Companies at a purchase price of $32.625 per share. The Series A Non-Voting Convertible Common Stock converted to paired common stock of the Companies on June 18, 1998, the business day following the date on which the shareholders of the Companies approved the merger of Realty with La Quinta. Net proceeds from the issuance of securities were approximately $272,000,000 and were used by the Companies to repay existing indebtedness. Separately, the Companies and MLI entered into a Purchase Price Adjustment Agreement under which the Companies will, within one year from the date of MLI's purchase on a periodic basis, adjust the original $32.625 purchase price per share based on the market price of the paired common stock at the time of any interim or final adjustments, by receiving additional paired common stock from MLI or by issuing additional paired common stock to MLI. In the event that the market price for the paired shares is lower than the original purchase price, the Companies will have to deliver additional paired shares to MLI which would have dilutive effects on the capital stock of the Companies. This dilutive effect increases significantly as the market price of the paired shares decline further below the original purchase price. Moreover, settlement whether at maturity or at an earlier date may force the Companies to issue paired shares at a depressed price, which may heighten this dilutive effect on the capital stock of the Companies.

The paired common shares issued under the above listed agreements receive the same dividend as the Companies' paired common stock, however, the guaranteed minimum return is LIBOR plus 75 basis points. Any difference between LIBOR plus 75 basis points and the dividend payments received by MLI will be included in an adjustment amount under the Purchase Price Adjustment Agreement. The Companies expect the annual dividend to exceed LIBOR plus 75 basis points.

These transactions have been accounted for as a Forward Equity Issuance Transaction ("FEIT") with the original 8,500,000 and all additional paired common shares treated as outstanding from their date of issuance for both basic and diluted earnings per share purposes. The contingently issuable shares calculated as of June 30, 1998 are included in the calculation of diluted earnings per share. The accounting treatment for this type of transaction is expected to be reviewed by the Emerging Issues Task Force ("EITF"). The Securities and Exchange Commission has concluded that until the EITF has an opportunity to perform a full review of this type of transaction, future transactions of this type will be accounted for as debt. For previously completed transactions such as the Companies', the Securities and Exchange Commission will not object to the accounting treatment reflected in this Quarterly Report on Form 10-Q. Pursuant to the FEIT agreement, the Companies placed in a collateral account approximately 862,000 shares of unregistered paired common shares, based on a measurement of the closing stock price on May 31, 1998. According to the terms of the FEIT agreements, had the closing stock price of $27.9375 on June 30, 1998 been used, approximately 1,277,000 additional paired common shares would have been contingently issuable.

On May 29, 1998, Realty completed its merger with Cobblestone pursuant to the Merger Agreement. Under the terms of the Merger Agreement, Cobblestone, the parent of Cobblestone Golf Group, Inc., merged with and into Realty, with Realty as the surviving corporation. Upon the closing of the merger, each share of common stock of Cobblestone was converted into the right to receive 3.867 paired

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES


Operating - Financial Condition, Continued

common shares and each share of preferred stock of Cobblestone was converted into the right to receive .2953 paired common shares. The total number of paired shares issued in connection with the Cobblestone Merger was approximately 8,177,000, with an aggregate market value of approximately $230,000,000 plus the issuance of approximately 452,000 options valued at $10,863,000. In addition, Realty advanced monies in order for Cobblestone to satisfy approximately $170,000,000 of Cobblestone's long term debt and associated costs. The total consideration paid in connection with the Cobblestone Merger was approximately $420,000,000. The excess of the purchase price, including costs of the Cobblestone Merger, over the fair value of the net assets acquired approximated $153,750,000 and is being amortized over 20 years.

The Companies have a shelf registration statement on file with the Securities and Exchange Commission under which the Companies may issue, upon effectiveness, $1,825,000,000 of securities including shares, preferred stock, debt, series common stock, convertible debt and warrants to purchase shares, preferred stock, debt, series common stock and convertible debt.

Operating had shareholders' equity of $64,500,000 as of June 30, 1998.

Operating believes that various sources of capital available over the next twelve months are adequate to finance operations as well as pending acquisitions. Over the next twelve months, as Operating identifies appropriate investment opportunities, Operating may raise additional capital through the sale of Shares, series common stock or preferred stock, the issuance of additional long-term debt or through a securitization transaction.


Recent Legislative Developments


On July 22, 1998, the President signed into law the Internal Revenue Service Restructuring and Reform Act of 1998 (the "Reform Act"). Included in the Reform Act is a freeze on the grandfathered status of paired share REITs such as the Companies. Under this legislation, the anti-pairing rules provided in the Internal Revenue Code of 1986, as amended (the "Code"), apply to real property interests acquired after March 26, 1998 by the Companies, or by a subsidiary or partnership in which a ten percent or greater interest is owned by the Companies, unless (1) the real property interests are acquired pursuant to a written agreement that was binding on March 26, 1998 and at all times thereafter or (2) the acquisition of such real property interests was described in a public announcement or in a filing with the SEC on or before March 26, 1998.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES


Recent Legislative Developments, Continued

Under the Reform Act, the properties acquired in connection with the July 17, 1998 La Quinta Merger and in connection with the May 29, 1998 Cobblestone Merger generally are not subject to these anti-pairing rules. However, any property acquired by the Companies, La Quinta, or Cobblestone after March 26, 1998, other than property acquired pursuant to a written agreement that was binding on March 26, 1998 or described in a public announcement or in a filing with the SEC on or before March 26, 1998, is subject to the anti-pairing rules. Moreover, under the Reform Act any otherwise grandfathered property will become subject to the anti-pairing rules if a lease or renewal with respect to such property is determined to exceed an arm's length rate. In addition, the Reform Act also provides that a property held by the Companies that is not subject to the anti-pairing rules will become subject to such rules in the event of an improvement placed in service after December 31, 1999 that changes the use of the property and the cost of which is greater than 200 percent of (A) the undepreciated cost of the property (prior to the improvement) or (B) in the case of property acquired where there is a substituted basis (e.g., the properties acquired from La Quinta and Cobblestone), the fair market value of the property on the date it was acquired by the Companies.

There is an exception for improvements placed in service before January 1, 2004 pursuant to a binding contract in effect on December 31, 1999 and at all times thereafter. This restriction on property improvements applies to the properties acquired from La Quinta and Cobblestone, as well as all other properties owned by the Companies, and limits the ability of the Companies to improve or change the use of those properties after December 31, 1999. The Companies are considering various steps which they might take in order to minimize the effect of the Reform Act.

Restructuring the operations of Realty and Operating Company to comply with the recent legislation may cause the Companies to incur substantial tax liabilities, to recognize an impairment loss on their goodwill asset or otherwise adversely affect the Companies.


Recent Events

On August 3, 1998, Abraham D. Gosman resigned his position as Director and Chairman of the Boards of the Companies and Chief Executive Officer and Treasurer of Operating Company. Thomas M. Taylor was appointed Interim Chairman of the Companies. David F. Benson will serve as Interim Chief Executive Officer of Realty, and William C. Baker will serve as Interim President and Interim Treasurer of Operating Company. In connection with discussions relating to his resignation, the Companies are considering making severance payments to Mr. Gosman, the amounts of which may be significant. These discussions are ongoing.

Over the next two months, The Meditrust Companies Boards of Directors anticipate filling the Chairman and CEO positions, reviewing and approving a modified investment and operating strategy for The Meditrust Companies, and selecting an appropriate corporate structure through which to conduct the business activities of the Companies in response to the recent paired share REIT legislation.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES


Newly Issued Accounting Standards

Financial Accounting Standards Board Statements No. 132 ("SFAS 132"):
"Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 is effective for financial periods beginning after December 15, 1997. SFAS 132 established standards for reporting and display of pension and postretirement benefits. Furthermore, additional information on changes in benefit obligations and fair values of plan assets shall be displayed in the financial statements. The Companies intend to adopt the requirements of SFAS 132 in the financial statements for the year ending December 31, 1998 and do not believe implementation will have a material effect on the financial statements.

Effective May 21, 1998, the Companies adopted the guidance provided in Emerging Issues Task Force No. 98-9 ("EITF 98-9"): "Accounting for Contingent Rent in Interim Financial Periods." The adoption of EITF 98-9 did not and is not expected to have a material impact on the Companies' financial position or results of operations.

Year 2000

The Companies are assessing the potential impact on information systems as a result of reaching the year 2000. Presently, the Companies believe their current systems will be year 2000 compliant and would not expect any costs associated to be material to the Companies' financial position or results of operations. The Companies are in the process of determining what, if any, cost would be incurred to remedy existing information systems. Additionally, the Companies will assess the costs, if any, required to remedy business operations of acquired companies in the future.

Seasonality

The horse racing industry is seasonal in nature. At Santa Anita, horse racing is subject to significant seasonal variation in revenue due primarily to the number of live racing dates in a calendar quarter. The racetrack conducts an annual 17-week thoroughbred horse racing meet which commences the day after Christmas and continues through mid-April. The racetrack is also sublet to Oak Tree Racing Association ("Oak Tree") for an annual thoroughbred horse racing meet which commences in the fall. Oak Tree normally races five weeks in even-numbered years and six weeks in odd-numbered years. This seasonal pattern may cause the Companies results of operations related to horse racing to vary significantly from quarter to quarter.

The golf industry is also seasonal in nature. Adverse weather conditions can potentially reduce the playing season at one or more of the Companies' golf facilities. As a result, the second and third calendar quarters generally have greater revenue than other quarters due to the more favorable weather conditions at these times of the year. This seasonal pattern, as well as the timing of new course purchases or leases, may cause the Companies' results of operations related to golf to vary significantly from quarter to quarter.


PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

On January 8, 1998 the Companies received notice that they were named as defendants in an action entitled Lynn Robbins v. William J. Razzouk, et al; Civil Action No. 98CI-00192 filed January 7, 1998 in the District Court of Bexar County, Texas, and on January 20, 1998 the Companies received notice that they were named as defendants in an action entitled Adele Brody v. William J. Razzouk, et al., Civil Action No. 98CI-00456 filed January 12,1998 in the District Court of Bexar County, Texas. The complaints, which have been consolidated into one action, (i) allege, in part, that La Quinta and its directors violated their fiduciary duty of care and loyalty to La Quinta shareholders by entering into a merger agreement with the Companies without having first invited other bidders, and the Companies aided and abetted La Quinta and its directors in the alleged breaches, and (ii) seek injunctive relief enjoining the merger with La Quinta and compensatory damages. The defendants and counsel for the class plaintiffs have negotiated and entered into an agreement in principle to settle the action, dated on or about May 8, 1998 (the "Memorandum of Understanding"). The Memorandum of Understanding sets forth the principal bases for the settlement which include the issuance of a series of press releases prior to the meetings of the shareholders of the Companies and La Quinta to consider the La Quinta merger agreement and the inclusion of a section describing the Forward Equity Issuance Transaction with MLI in the joint

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES


PART II: OTHER INFORMATION

Item 1.  Legal Proceedings, Continued

proxy statement/prospectus prepared for the La Quinta's shareholder meetings. The proposed settlement will be contingent upon the execution of an appropriate and satisfactory stipulation of settlement and related documents, and Final Court Approval of the settlement (as defined in the Memorandum of Understanding) by the Texas Court. La Quinta has agreed to pay counsel for the class plaintiffs attorney's fees in an amount not to exceed $700,000 in the event such settlement is consummated.

Item 2.  Changes in Securities

On February 26, 1998, the Companies entered into two transactions with Merrill Lynch International, a UK-based broker/dealer subsidiary of Merrill Lynch & Co., Inc. ("MLI"). Pursuant to the terms of a Stock Purchase Agreement, MLI purchased 8,500,000 shares of Series A Non-Voting Convertible Common Stock par value $.10 per share from each of the Companies at a purchase price of $32.625 per share. The Series A Non-Voting Convertible Common Stock converted to paired common stock of the Companies on June 18, 1998, the business day following the date on which the stockholders of the Companies approved the merger of Realty with La Quinta Inns, Inc. ("La Quinta") and ("La Quinta Merger"). Non-Voting Convertible Common Stock was $277,312,500, less an aggregate private placement discount to MLI of 2%, or $5,546,250. Net proceeds from the issuance of securities were approximately $272,000,000 and were used by the Companies to repay existing indebtedness. The transaction was exempt from the registration requirements of the Securities Act of 1933 (the "Act") by virtue of the safe harbor exemption provided by rule 506 of Regulation D promulgated under the Act. Separately, the Companies and MLI entered into a Purchase Price Adjustment Agreement under which the Companies will, within one year from the date of MLI's purchase on a periodic basis, adjust the original $32.625 purchase price per share based on the market price of the paired common stock at the time of any interim or final adjustments, by receiving additional paired common stock from MLI or by issuing additional paired common stock to MLI.

In the event that the market price for the paired shares is lower than the original purchase price, the Companies will have to deliver additional paired shares to MLI which would have dilutive effects on the capital stock of the Companies. This dilutive effect increases significantly as the market price of the paired shares decline further below the original purchase price. Moreover, settlement whether at maturity or at an earlier date may force the Companies to issue paired shares at a depressed price, which may heighten this dilutive effect on the capital stock of the Companies.

The paired common shares issued under the above listed agreements receive the same dividend as the Companies' paired common stock, however, the guaranteed minimum return is LIBOR plus 75 basis points. Any difference between LIBOR plus 75 basis points and the dividend payments received by MLI will be included in an adjustment amount under the Purchase Price Adjustment Agreement. The Companies expect the annual dividend to exceed LIBOR plus 75 basis points.

On July 17, 1998 the Certificates of Incorporation (the "Charters") of Realty and Operating Company (each, a "Company") were amended. The amendments to the Charters (i) added a new Article Thirteenth ("Article Thirteenth") which contains the restrictions on ownership and transfer all classes and series of the Common Stock Preferred Stock and Series Common Stock of the Companies, as described below and (ii) amended certain other provisions of the Charters in order to authorize the issuance of 25 million shares of a new class of capital stock known as "Excess Stock." The following summary of certain provisions of Article Thirteenth does not purport to be complete and is subject to, and qualified in its entirety by reference to, such Article Thirteenth. In addition, capitalized terms used below and not defined herein have the respective meanings assigned to them in such Article Thirteenth.

     Article Thirteenth of each Charter provides, in substance, as follows: no person or entity (other than a Look-Through Entity) may Beneficially Own or Constructively Own in excess of 9.25%, and no Look-Through Entity may Beneficially Own or Constructively Own in excess of 9.8%, of the outstanding shares of any class or series of Equity Stock (which is defined to include both common stock and preferred stock) of the Company (the "Ownership Limitation"), unless the Ownership Limitation is waived by the Board of Directors of the Company in accordance with Article Thirteenth. In addition, any transfer of Equity Stock of the Company that would (i) violate the Ownership Limitation, or
(ii) result in the Company being "closely held" within the meaning of Section 856(h) of the Code, or (iii) cause the Company to Constructively Own 10% or more of the ownership interests in a tenant of the real property of the Company or any of its direct or indirect subsidiaries, within the meaning of Section 856(d)(2)(B) of the Code, or (iv) result in the shares of capital stock of the Company being beneficially owned (within the meaning of Section 856(a)(5) of the Code) by fewer than 100 persons, will be void ab initio and the intended transferee will acquire no right or interest in such shares of Equity Stock. The limitations described in clauses (ii), (iii) and (iv) of the preceding sentence are hereinafter called the "Other Limitations."

     If there is a purported transfer of Equity Stock or a Non-Transfer Event that would result in a violation of the Ownership Limitation or the Other Limitations, then, unless such violation is waived by the Board of Directors of the Company in accordance with Article Thirteenth, (i) the purported transferee shall be deemed to be a Prohibited Owner (defined, in general, as any person or entity which is prevented from becoming the record owner of Equity Stock by the provisions of Article Thirteenth described in this paragraph) and shall acquire no right or interest (or, in the case of a Non-Transfer Event, the person or entity holding record title to the relevant Equity Securities shall cease to own any right or interest) in such number of shares of such Equity Stock the ownership of which would violate the Ownership Limitation or the Other Limitations and (ii) such number of shares of such Equity Stock in excess of the Ownership Limitation or which results in the violation of the Other Limitations shall be automatically converted into an equal number of shares of Excess Stock and transferred to a trust (the "Trust") created and administered for the exclusive benefit of a beneficiary (the "Beneficiary") named by the Company.

     The Prohibited Owner shall not be entitled to any such dividends and distributions on the Excess Stock. In the event of any voluntary or involuntary liquidation, winding up or distribution of assets of the Company, each holder of Excess Stock shall be entitled to receive, ratably with each other holder of shares of Equity Stock of the same class or series from which it was converted, that portion of the assets of the Company that is available for distribution to the holders of such class or series of Equity Stock. The Trust will distribute to the Prohibited Owner the amounts received upon such liquidation, winding up or distribution; provided, however, that the Prohibited Owner shall not be entitled to receive amounts in excess of the price per share such Prohibited Owner paid for such shares of Equity Stock in the transfer which resulted in the conversion of such shares into Excess Stock or, in the case of a Non-Transfer Event or transfer in which the Prohibited Owner did not give value (such as a gift or devise) and which Non-Transfer Event or transfer, as the case may be, resulted in the conversion of the shares into Excess Stock, the price per share equal to the Market Price on the date of such Non-Transfer Event or transfer, and any remaining amount shall be distributed to the Beneficiary. As a result, the amount received by a Prohibited Owner per share of Excess Stock upon any such liquidation, winding up or distribution of assets may be greater or less than the amount it would have received had it disposed of a share of the corresponding Equity Stock.

     The Trustee, as record holder of the Excess Stock, shall be entitled to vote all shares of Excess Stock.

     Shares of Excess Stock will be deemed to have been offered for sale to the Company or its designee at a price per share equal to the lesser of (i) the price per share in the transaction that created such shares of Excess Stock (or, in the case of a devise, gift or Non-Transfer Event, the Market Price at the time of such devise, gift or Non-Transfer Event) and (ii) the Market Price on the date the Company or its designee accepts such offer.

     If the Company fails to exercise its option to purchase the Excess Stock as described in the immediately preceding paragraph, the Trustee shall as soon as practicable designate one or more persons or entities as Permitted Transferees, provided that the Permitted Transferees so designated purchase for "valuable consideration" (whether in a public or private sale) the shares of Excess Stock in question. Upon transfer of shares of Excess Stock by the Trustee to a Permitted Transferee, such shares of Excess Stock shall be automatically converted into an equal number of shares of Equity Stock of the same class and series from which such Excess Stock was converted.

     In the event the Company accepts the offer to purchase shares of Excess Stock or such Excess Stock is transferred to a Permitted Transferee as aforesaid, the Prohibited Owner of such Excess Stock shall be entitled to receive from the Trustee, following the sale or other disposition of such shares of Excess Stock, the lesser of (i)(a) in the case of a purported transfer in which the Prohibited Owner gave value for shares of Equity Stock and which transfer resulted in the conversion of such shares into shares of Excess Stock, the price per share, if any, such Prohibited Owner paid for the shares of Equity Stock and (b) in the case of a Non-Transfer Event or transfer in which the Prohibited Owner did not give value for such shares (e.g., if the shares were received through a gift or devise) and which Non-Transfer Event or transfer, as the case may be, resulted in the conversion of such shares into shares of Excess Stock, the price per share equal to the Market Price on the date of such Non-Transfer Event or transfer and (ii) the price per share received by the Trustee from the sale or other disposition of such Excess Stock to the Company or a Permitted Transferee, and any excess amounts received by the Trustee shall be distributed to the Beneficiary. As a result, any amounts received by a Prohibited Owner in respect of Excess Stock as aforesaid may be more or less than the amounts such Prohibited Owner would have received had it disposed of the Equity Stock which was converted into such Excess Stock.

     Every Beneficial Owner and Constructive Owner of more than 5% (or such lower percentages as required pursuant to regulations under the Code) of the outstanding shares of any class or series of Equity Stock of the Company shall, within 30 days after January 1 of each year, provide the Company with a written statement or affidavit stating the name and address of such owner, the number of shares of Equity Stock Beneficially Owned or Constructively Owned, and a description of how such shares are held. In addition, each person or entity who is a Beneficial Owner or Constructive Owner of shares of Equity Stock and each person or entity (including the stockholder of record) who is holding shares of Equity Stock for a Beneficial Owner or Constructive Owner shall provide to the Company a written statement or affidavit containing such information as the Company may request to determine Realty's status as a REIT and to ensure compliance with the Ownership Limitations.

     The foregoing restrictions on ownership and transfer pursuant to Article Thirteenth shall apply until the Board of Directors of Realty determines that it is no longer in the best interests of Realty to attempt to qualify, or to continue to qualify, as a REIT. In addition, the Board of Directors of Realty, upon receipt of a ruling from the Internal Revenue Service or an opinion of counsel and subject to certain further terms and conditions, may exempt a person or entity from the Ownership Limitation.


     As used in each Charter:

     "Look-Through Entity" shall mean a person or entity that is either (i) a trust described in Section 401(a) of the Code and exempt from tax under Section 501(a) of the Code as modified by Section 856(h)(3) of the Code or (ii) registered under the Investment Company Act of 1940.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES


Item 4.  Submission of Matters to a Vote of Securityholders

At the Annual Meeting of Shareholders of Meditrust Corporation and Meditrust Operating Company held on June 18, 1998, the recorded vote for each of the following matters submitted to the shareholders of the Companies was as follows:

1. To approve and adopt the Agreement and Plan of Merger, as amended, by and among Meditrust Corporation, Meditrust Operating Company and La Quinta Inns, Inc. in the form included in the Proxy Statement accompanying the Notice of the Annual Meeting of Shareholders.

                                             For         Against       Abstain

       Meditrust Corporation              46,079,224     5,818,450     884,013

       Meditrust Operating Company        44,331,243     7,536,860     913,549


2. Election of Directors of Meditrust Corporation: David F. Benson, Nancy G. Brinker and Thomas J. Magovern were nominated and duly elected to hold office as Directors of Meditrust Corporation, each to serve a term of three years and until their successors are duly elected and qualified, by the number of votes set forth opposite each person's name as follows:

         David F. Benson            70,261,256
         Nancy G. Brinker           70,239,639
         Thomas J. Magovern         70,256,824

The following persons continued as Directors of Meditrust Corporation following the meeting:

         Abraham D. Gosman
         Donald J. Amaral
         Edward W. Brooke
         James P. Conn
         John C. Cushman, III
         C. Gerald Goldsmith
         Stephen E. Merrill
         Gerald Tsai, Jr.

3. Election of Directors of Meditrust Operating Company: David F. Benson, Nancy
G. Brinker, William G. Byrnes and Thomas J. Magovern were nominated and duly elected to hold office as Directors of Meditrust Operating Company, each to serve a term of three years and until their successors are duly elected and qualified, by the number of votes set forth opposite each person's name as follows:

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES


Item 4.  Submission of Matters to a Vote of Securityholders, Continued


         David F. Benson            70,262,274
         Nancy G. Brinker           70,235,384
         William G. Byrnes          70,258,492
         Thomas J. Magovern         70,259,576

The persons listed below continued as Directors of Meditrust Operating Company following the meeting:

         Abraham D. Gosman
         Donald J. Amaral
         William C. Baker
         Edward W. Brooke
         C. Gerald Goldsmith
         Stephen E. Merrill
         Gerald Tsai, Jr.

4. (a) To approve and adopt the Amendment to the Restated Certificate of Incorporation of Meditrust Corporation to provide for restrictions on the transfer and ownership of Meditrust Corporation's equity securities and to authorize 25,000,000 shares of excess stock as described in the Proxy Statement accompanying the Notice of the Annual Meeting of Shareholders.

                                             For        Against      Abstain

         Meditrust Corporation          49,890,831      1,919,191    971,630

   (b) To approve and adopt the Amendment to the Restated Certificate of Incorporation of Meditrust Operating Company to provide for restrictions on the transfer and ownership of Meditrust Operating Company's equity securities and to authorize 25,000,000 shares of excess stock as described in the Proxy Statement accompanying the Notice of the Annual Meeting of Shareholders.

                                             For        Against      Abstain

         Meditrust Operating Company    50,046,840      1,729,211    1,005,601

5. (a) To approve the performance based compensation plans of Meditrust Corporation as described and included in the Proxy Statement accompanying the Notice of the Annual Meeting of Shareholders.

                                             For        Against      Abstain

         Meditrust Corporation          63,962,840      7,625,683    1,506,429

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES


Item 4.    Submission of Matters to a Vote of Securityholders, Continued

   (b) To approve the performance based compensation plans of Meditrust Operating Company as described and included in the Proxy Statement accompanying the Notice of the Annual Meeting of Shareholders.

                                             For        Against       Abstain

         Meditrust Operating Company    63,798,408      7,780,859     1,515,685

6. (a) To approve an Amendment to the Meditrust Corporation Amended and Restated 1995 Share Award Plan to permit the grant to key employees, over any consecutive two-year period, options to acquire up to 2,500,000 shares.

                                             For        Against      Abstain

         Meditrust Corporation          57,420,974      14,197,023   1,476,955

   (b) To approve an Amendment to the Meditrust Operating Company Amended and Restated 1995 Share Award Plan, to permit the grant to key employees, over any consecutive two-year period, options to acquire up to 2,500,000 shares.

                                             For        Against       Abstain

         Meditrust Operating Company    57,365,179      14,215,170    1,514,603

Item 5.    Other Information

          The By-laws of each of the Companies specify when a stockholder must submit nominations for director or proposals for consideration at a stockholders' meeting in order for those nominations or proposals to be considered in the meeting. In order for the nominations or proposals to be considered at a stockholders' meeting, the stockholder making them must have given timely notice in writing to the Secretary of such Company. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of such Company, not less than 60 days nor more than 90 days prior to the meeting; except that in the event that a meeting is called for a date other than a date specified in the By-laws, and less than 75 days' prior public disclosure of the date of the meeting is given, notice by the stockholder to be timely must be received no later than the close of business on the 15th calendar day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made.

A stockholder's notice to the Secretary concerning nominations for director shall set forth the name, age, address and principal occupation of each such nominee and the amount and type of such Company's stock held by each such nominee, together with any additional information reasonably necessary to determine the eligibility of each such nominee and any information required to be disclosed in the solicitation of proxies in respect to each such nominee by
Schedule 14A, as amended from time to time or other applicable rules and regulations of the Securities and Exchange Commission. The notice to the Secretary shall also set forth the name, address, and the amount and type of beneficial ownership of such Company's stock of the stockholder intending to nominate the candidate or candidates identified in the notice to the Secretary. Any stockholder desiring to bring any other business before any annual meeting of stockholders shall set forth in such stockholder's notice to the Secretary
(i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the meeting, (ii) the name and record address of the stockholder proposing such business, (iii) the class and number of shares of such Company's stock that are beneficially owned by such stockholder and (iv) any material interest of such stockholder in such business. In order to be properly brought before any special meeting of stockholders (other than any special meeting held for the purpose of electing directors), business must be specified in the notice or meeting (or any supplement thereto) given by or at the direction of the Board of Directors.



Item 6.    Exhibits and Reports on Form 8-K

   (a)  Exhibits

Exhibit
No.                 Description
---                 -----------

2.1 Agreement and Plan of Merger, dated as of January 3, 1998, by and among La Quinta Inns, Inc., Meditrust Corporation and Meditrust Operating Company (incorporated by reference to Exhibit 10.1 to the Joint Current Report on Form 8-K for Meditrust Corporation and Meditrust Operating Company filed January 8, 1998).

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES


Item 6.    Exhibits and Reports on Form 8-K, Continued

2.2 Shareholders Agreement, dated as of January 3, 1998, by and among Meditrust Corporation, Meditrust Operating Company, certain shareholders of La Quinta Inns, Inc. and, solely for the purposes of Section 3.6 thereof, La Quinta Inns, Inc. (incorporated by reference to Exhibit 10.2 to the Joint Current Report on Form 8-K for Meditrust Corporation and Meditrust Operating Company filed January 8, 1998);

2.3 Agreement and Plan of Merger, dated as of January 11, 1998, by and among Cobblestone Holdings, Inc., Meditrust Corporation and Meditrust Operating Company (incorporated by reference to Exhibit 2 to the Joint Current Report on Form 8-K for Meditrust Corporation and Meditrust Operating Company filed January 16, 1998);

2.4 Shareholders Agreement, dated as of January 11, 1998, by and among Meditrust Corporation, Meditrust Operating Company and certain shareholders of Cobblestone Holdings, Inc. (incorporated by reference to Exhibit 10 to the Joint Current Report on Form 8-K for Meditrust Corporation and Meditrust Operating Company filed January 16, 1998);

2.5 First Amendment to Agreement and Plan of Merger, dated as of March 16, 1998, by and among Cobblestone Holdings, Inc., Meditrust Corporation and Meditrust Operating Company (incorporated by reference to Exhibit 2 to the Joint Current Report on Form 8-K for Meditrust Corporation and Meditrust Operating Company filed March 18, 1998);

2.6 First Amendment to Shareholders Agreement, dated as of March 16, 1998, by and among Meditrust Corporation, Meditrust Operating Company and certain shareholders of Cobblestone Holdings, Inc. (incorporated by reference to Exhibit 10 to the Joint Current Report on Form 8-K for Meditrust Corporation and Meditrust Operating Company filed March 18, 1998);

3.1 Restated Certificate of Incorporation of Meditrust Corporation (incorporated by reference to Exhibit 3.2 to Joint Registration Statement on Form S-4 of Meditrust Corporation and Meditrust Operating Company (File Nos. 333-47737 and 333-47737-01));

3.2 Amended and Restated By-laws of Meditrust Corporation (incorporated by reference to Exhibit 3.5 to Joint Registration Statement on Form S-4 of Meditrust Corporation and Meditrust Operating Company (File Nos. 333-47737 and 333-47737-01));

3.3 Restated Certificate of Incorporation of Meditrust Operating Company (incorporated by reference to Exhibit 3.4 to Joint Registration Statement on Form S-4 of Meditrust Corporation and Meditrust Operating Company (File Nos. 33-47737 and 333-47737-01));

3.4 Amended and Restated By-laws of Meditrust Operating Company (incorporated by reference to Exhibit 3.6 to Joint Registration Statement on Form S-4 of Meditrust Corporation and Meditrust Operating company (File Nos. 333-47737 and 333-47737-01));

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES


Item 6.    Exhibits and Reports on Form 8-K, Continued

3.5 Certificate of Merger merging Cobblestone Holdings, Inc. with and into Meditrust Corporation filed with the Secretary of State of Delaware on May 29, 1998;

3.6 Certificate of Designation for the 9% Series A Cumulative Redeemable Preferred Stock of Meditrust Corporation filed with the Secretary of State of Delaware on June 12, 1998 (incorporated by reference to Joint Current Report of the Companies, event date June 10, 1998);

3.7 Certificate of Merger merging La Quinta Inns, Inc. with and into Meditrust Corporation filed with the Secretary of State of Delaware on July 17, 1998;

3.8 Certificate of Amendment of Restated Certificate of Incorporation of Meditrust Corporation filed with the Secretary of State of Delaware on July 17, 1998;

3.9 Certificate of Amendment of Restated Certificate of Incorporation of Meditrust Operating Company filed with the Secretary of State of Delaware on July 17, 1998;

4.1 Certificate of Designation for the 9% Series A Cumulative Redeemable Preferred Stock of Meditrust Corporation filed with the Secretary of State of Delaware on June 12, 1998 (incorporated by reference to Joint Current Report of the Companies, event date June 10, 1998);

4.2 Certificate of Amendment of Restated Certificate of Incorporation of Meditrust Operating Company filed with the Secretary of State of Delaware on July 17, 1998; (See Exhibit 3.6 above)

27     Financial Data Schedule;

99.1 Purchase Agreement, dated February 26, 1998, by and among Merrill Lynch International, Meditrust Corporation and Meditrust Operating Company (incorporated by reference to Exhibit 4.32 to the Joint Registration Statement on Form S-4 of Meditrust Corporation and Meditrust Operating Company (File Nos. 333-47737 and 333-47737-01));

99.2 Purchase Price Adjustment Mechanism Agreement, dated February 26, 1998, by and among Merrill Lynch International, Meditrust Corporation and Meditrust Operating Company (incorporated by reference to Exhibit 4.33 to the Joint Registration Statement on Form S-4 of Meditrust Corporation and Meditrust Operating Company (File Nos. 333-47737 and 333-47737-01));

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES


Item 6.    Exhibits and Reports on Form 8-K, Continued

99.3 Amendment Agreement, dated July 16, 1998, by and among Merrill Lynch International, Meditrust Corporation and Meditrust Operating Company;

99.4 Amendment Agreement, dated July 31, 1998, by and among Merrill Lynch International, Meditrust Corporation and Meditrust Operating Company;

99.5 Credit Agreement dated as of July 17, 1998, among Meditrust Corporation, Morgan Guaranty Trust Company of New York and the other Banks set forth therein;


(b) Reports on Form 8-K. During the quarter ended June 30, 1998, the Companies filed the following Current Reports on Form 8-K:

1. Joint Current Report on Form 8-K/A, event date February 26, 1998, which contains financial statements of the Companies and which amends the Joint Current Report on Form 8-K, event date February 26, 1998.

2. Joint Current Report on Form 8-K, event date May 13, 1998, which contains financial statements of Cobblestone Holdings, Inc.

3. Joint Current Report on Form 8-K/A, event date January 3, 1998, which contains unaudited pro forma financial information, amends the Joint Current Report on Form 8-K, event date January 3, 1998, as filed with the Securities and Exchange Commission on March 10, 1998.

4. Joint Current Report on Form 8-K, event date May 20, 1998, which contains unaudited financial statements of La Quinta Inns, Inc.

5. Joint Current Report on Form 8-K, event date June 10, 1998, which contains exhibits required in connection with the offering of the 9% Series A Cumulative Redeemable Preferred Stock of Meditrust Corporation.

              MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               Meditrust Corporation
                                               ---------------------------

August 14, 1998                                /s/ Laurie T. Gerber
                                               ---------------------------
                                               Laurie T. Gerber
                                               Chief Financial Officer


                                               Meditrust Operating Company
                                               ---------------------------

August 14, 1998                                /s/ William C. Baker
                                               ---------------------------
                                               William C. Baker
                                               Interim President and
                                               Interim Treasurer