Form 10-Q
period 1998-09-30
MEDITRUST OPERATING CO; MEDITRUST CORP
filed 1998-11-17
CIK 313749, 314661

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                            -----------------------
                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________


                                ----------------

          Commission file number 0-9109              Commission file number 0-9110

               MEDITRUST CORPORATION                  MEDITRUST OPERATING COMPANY
      (Exact name of registrant as specified     (Exact name of registrant as specified
                in its charter)                             in its charter)

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

            197 First Avenue, Suite 300               197 First Avenue, Suite 100
  Needham Heights, Massachusetts 02194-9127    Needham Heights, Massachusetts 02194-9127
           (Address of principal executive          (Address of principal executive
             offices including zip code)              offices including zip code)

                (781) 433-6000                               (781) 453-8062
           (Registrant's telephone number,          (Registrant's telephone number,
             including area code)                         including area code)

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of each of the issuers' classes of common stock, as of the close of business on October 31, 1998 were:


Meditrust Corporation 150,713,428

Meditrust Operating Company 149,408,051

================================================================================

                            THE MEDITRUST COMPANIES
                                   FORM 10-Q


                                     INDEX



                                                                                       Page(s)
                                                                                      --------
Part I.    Financial Information
           Item 1. Financial Information                                                 1

           The Meditrust Companies
           Combined Consolidated Balance Sheets as of September 30, 1998
           (unaudited) and December 31, 1997                                             1

           Combined Consolidated Statements of Operations for the three months
           ended September 30, 1998 (unaudited) and 1997 (unaudited)                     2

           Combined Consolidated Statements of Operations for the nine months
           ended September 30, 1998 (unaudited) and 1997 (unaudited)                     3

           Combined Consolidated Statements of Cash Flows for the nine
           months ended September 30, 1998 (unaudited) and 1997 (unaudited)              4

           Meditrust Corporation
           Consolidated Balance Sheets as of September 30, 1998 (unaudited)
           and December 31, 1997                                                         6

           Consolidated Statements of Operations for the three months ended
           September 30, 1998 (unaudited) and 1997 (unaudited)                           7

           Consolidated Statements of Operations for the nine months ended
           September 30, 1998 (unaudited) and 1997 (unaudited)                           8

           Consolidated Statements of Cash Flows for the nine months ended
           September 30, 1998 (unaudited) and 1997 (unaudited)                           9

           Meditrust Operating Company
           Consolidated Balance Sheets as of September 30, 1998 (unaudited)
           and December 31, 1997                                                         11

           Consolidated Statement of Operations for the three months ended
           September 30, 1998 (unaudited)                                                12

           Consolidated Statement of Operations for the nine months ended
           September 30, 1998 (unaudited)                                                13


           Consolidated Statement of Cash Flows for the nine months ended
           September 30, 1998 (unaudited)                                                14

           Notes to Combined Consolidated Financial Statements (unaudited)               15

           Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                         35

Part II.   Other Information
           Item 1. Legal Proceedings                                                     53

           Item 2. Changes in Securities                                                 53

           Item 4. Submission of Matters to a Vote of Security Holders                   53

           Item 5. Other Information                                                     53

           Item 6. Exhibits and Reports on Form 8-K                                      55

           Signatures                                                                    57


ITEM I. FINANCIAL INFORMATION


                            THE MEDITRUST COMPANIES

                     COMBINED CONSOLIDATED BALANCE SHEETS



                                                                       September 30,     December 31,
                                                                            1998             1997
                                                                      ---------------   -------------
(In thousands)                                                          (Unaudited)
Assets
 Real estate investments, net (Note 3) ............................     $5,412,569       $2,935,772
 Cash and cash equivalents ........................................         57,255           43,732
 Fees, interest and other receivables .............................         75,757           23,650
 Goodwill, net ....................................................        472,983          194,893
 Net assets of discontinued operations (Note 9) ...................        550,249               --
 Other assets, net (Note 5) .......................................        234,795           82,236
                                                                        ----------       ----------
    Total assets ..................................................     $6,803,608       $3,280,283
                                                                        ==========       ==========
Liabilities and Shareholders' Equity
 Indebtedness (Note 4):
  Notes payable, net ..............................................     $1,156,034       $  900,594
  Convertible debentures, net .....................................        227,626          234,000
  Bank notes payable, net .........................................      1,839,006          179,527
  Bonds and mortgages payable, net ................................        162,889           63,317
                                                                        ----------       ----------
   Total indebtedness .............................................      3,385,555        1,377,438
 Accounts payable, accrued expenses and other liabilities .........        150,824           77,106
                                                                        ----------       ----------
    Total liabilities .............................................      3,536,379        1,454,544
                                                                        ----------       ----------
 Commitments and contingencies (Notes 3, 10, and 13) ..............             --               --
 Shareholders' equity (Notes 4, 5, 6 and 11):
  Meditrust Corporation Preferred Stock, $.10 par value;
   6,000 shares authorized; 700 and no shares issued and
    outstanding at September 30, 1998 and December 31,
    1997, respectively ............................................             70               --
  Paired Common Stock, $.20 combined par value; 270,000 shares authorized; 149,357 and 88,128 paired shares issued and
    outstanding at September 30, 1998 and December 31, 1997,
    respectively ..................................................         29,871           17,626
  Additional paid-in-capital ......................................      3,880,894        2,001,086
  Unearned compensation ...........................................         (8,592)              --
  Distributions in excess of net income ...........................       (635,014)        (192,973)
                                                                        ----------       ----------
   Total shareholders' equity .....................................      3,267,229        1,825,739
                                                                        ----------       ----------
    Total liabilities and shareholders' equity ....................     $6,803,608       $3,280,283
                                                                        ==========       ==========

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements incorporated by reference in the Companies' Form 10-K and
   10-K/A for the year ended December 31, 1997, are an integral part of these financial statements.

                            THE MEDITRUST COMPANIES

                 COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
            for the three months ended September 30, 1998 and 1997
                                  (Unaudited)



                                                                                  1998            1997
                                                                             --------------   ------------
(In thousands, except per share amounts)
Revenue:
 Rental ..................................................................     $   50,659       $ 34,826
 Interest ................................................................         41,033         39,918
 Hotel ...................................................................        124,510             --
                                                                               ----------       --------
                                                                                  216,202         74,744
                                                                               ----------       --------
Expenses:
 Interest ................................................................         57,723         23,453
 Depreciation and amortization ...........................................         30,669          6,889
 Amortization of goodwill ................................................          4,516            389
 General and administrative ..............................................          6,859          1,961
 Hotel operations ........................................................         58,298             --
 Rental property operations ..............................................          7,119             --
 Loss on securities held for sale ........................................          3,620             --
 Income from unconsolidated joint venture and minority interests .........            (26)            --
 Other (Note 7) ..........................................................         66,941             --
                                                                               ----------       --------
                                                                                  235,719         32,692
                                                                               ----------       --------
Income (loss) from continuing operations before benefit for income
 taxes ...................................................................        (19,517)        42,052
Income tax benefit .......................................................         (1,064)            --
                                                                               ----------       --------
Income (loss) from continuing operations .................................        (18,453)        42,052
Discontinued operations (Note 9):
 Income from discontinued operations .....................................            856             --
 Provision for loss on disposition of discontinued operations ............       (177,194)            --
                                                                               ----------       --------
Net income (loss) ........................................................       (194,791)        42,052
Preferred stock dividends ................................................         (3,893)            --
                                                                               ----------       --------
Net income (loss) available to Paired
  Common shareholders ....................................................     $ (198,684)      $ 42,052
                                                                               ==========       ========
Basic earnings per Paired Common Share (Note 11):
 Income (loss) from continuing operations ................................     $    (0.16)      $   0.57
 Discontinued operations .................................................          (1.26)            --
                                                                               ----------       --------
 Net income (loss) .......................................................     $    (1.42)      $   0.57
                                                                               ==========       ========
Diluted earnings per Paired Common Share (Note 11):
 Income (loss) from continuing operations ................................     $    (0.16)      $   0.56
 Discontinued operations .................................................          (1.26)            --
                                                                               ----------       --------
 Net income (loss) .......................................................     $    (1.42)      $   0.56
                                                                               ==========       ========

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements incorporated by reference in the Companies' Form 10-K and
   10-K/A for the year ended December 31, 1997, are an integral part of these financial statements.

                            THE MEDITRUST COMPANIES

                 COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)



                                                                                  1998            1997
                                                                             -------------   -------------
(In thousands, except per share amounts)
Revenue:
 Rental ..................................................................    $  143,718       $ 100,917
 Interest ................................................................       118,179         112,806
 Hotel ...................................................................       124,510              --
 Other (Note 3) ..........................................................        26,000              --
                                                                              ----------       ---------
                                                                                 412,407         213,723
                                                                              ----------       ---------
Expenses:
 Interest ................................................................       107,835          61,831
 Depreciation and amortization ...........................................        51,327          19,465
 Amortization of goodwill ................................................         7,670           1,168
 General and administrative ..............................................        15,166           6,207
 Hotel operations ........................................................        58,298              --
 Rental property operations ..............................................         9,841              --
 Income from unconsolidated joint venture ................................          (474)             --
 Loss on securities held for sale ........................................         3,620              --
 Other (Note 7) ..........................................................        88,482              --
                                                                              ----------       ---------
                                                                                 341,765          88,671
                                                                              ----------       ---------
Income from continuing operations before benefit for income taxes ........        70,642         125,052
Income tax benefit .......................................................        (1,064)             --
                                                                              ----------       ---------
Income from continuing operations ........................................        71,706         125,052
Discontinued operations (Note 9):
 Income from discontinued operations .....................................        10,721              --
 Provision for loss on disposition of discontinued operations ............      (177,194)             --
                                                                              ----------       ---------
Net income (loss) ........................................................       (94,767)        125,052
Preferred stock dividends ................................................        (4,506)             --
                                                                              ----------       ---------
Net income (loss) available to Paired
  Common shareholders ....................................................    $  (99,273)      $ 125,052
                                                                              ==========       =========
Basic earnings per Paired Common Share (Note 11):
 Income from continuing operations .......................................    $     0.61       $    1.69
 Discontinued operations .................................................         (1.51)             --
                                                                              ----------       ---------
 Net income (loss) .......................................................    $    (0.90)      $    1.69
                                                                              ==========       =========
Diluted earnings per Paired Common Share (Note 11):
 Income from continuing operations .......................................    $     0.58       $    1.68
 Discontinued operations .................................................         (1.44)             --
                                                                              ----------       ---------
 Net income (loss) .......................................................    $    (0.86)      $    1.68
                                                                              ==========       =========

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements incorporated by reference in the Companies' Form 10-K and
   10-K/A for the year ended December 31, 1997, are an integral part of these financial statements.

                            THE MEDITRUST COMPANIES

                 COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)



                                                                                1998            1997
                                                                           -------------   -------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) .....................................................   $ (94,767)       $  125,052
 Adjustments to reconcile net income (loss) to net cash provided by continuing operations ................................................
 Depreciation of real estate ...........................................      55,593            19,124
 Goodwill amortization .................................................      10,231             1,168
 Shares issued for compensation ........................................         398             1,375
 Equity in income of joint venture, net of dividends received ..........         976                --
 Other depreciation, amortization and other items, net .................      15,318               721
 Other non cash expenses ...............................................     256,203                --
                                                                           ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 AVAILABLE FOR DISTRIBUTION ............................................     243,952           147,440
 Net change in other assets and liabilities of discontinued operations..      (4,314)               --
 Net change in other assets and liabilities ............................    (180,723)          (19,350)
                                                                           ----------       ----------
  Net cash provided by operating activities ............................      58,915           128,090
                                                                           ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of paired common and Realty
  preferred stock ......................................................     456,713                --
 Proceeds from borrowings on bank notes payable ........................   2,420,000           858,000
 Repayment of bank notes payable .......................................    (730,000)         (447,000)
 Repayment of notes payable ............................................    (220,000)               --
 Equity offering and debt issuance costs ...............................     (47,337)           (5,073)
 Principal payments on bonds and mortgages payable .....................     (10,016)             (774)
 Distributions to shareholders .........................................    (347,278)         (131,586)
 Capital distribution to partners ......................................        (121)               --
 Proceeds from exercise of stock options ...............................       4,874             5,355
                                                                           ----------       ----------
  Net cash provided by financing activities ............................   1,526,835           278,922
                                                                           ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of real estate and development funding ....................    (538,597)         (182,808)
 Investment in real estate mortgages and development funding ...........    (176,699)         (211,272)
 Prepayment proceeds and principal payments received on real
  estate mortgages .....................................................     280,199             9,013
 Proceeds from sale of real estate .....................................       7,671                --
 Acquisition of Cobblestone ............................................    (178,523)               --
 Acquisition of La Quinta ..............................................    (956,054)               --
 Cash acquired in Cobblestone merger ...................................         723                --
 Cash acquired in La Quinta merger .....................................      18,004                --
 Working capital and note receivable advances, net of repayments
  and collections ......................................................       1,271              (227)

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements incorporated by reference in the Companies' Form 10-K and
   10-K/A for the year ended December 31, 1997, are an integral part of these financial statements.

                            THE MEDITRUST COMPANIES

                 COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)



                                                                         1998             1997
                                                                   ---------------   -------------
(In thousands)
CASH FLOWS FROM INVESTING ACTIVITIES, Continued
 Investment in equity securities ...............................    $    (30,222)     $  (39,459)
                                                                    ------------      ----------
  Net cash used in investing activities ........................      (1,572,227)       (424,753)
                                                                    ------------      ----------
  Net increase (decrease) in cash and cash equivalents .........          13,523         (17,741)
CASH AND CASH EQUIVALENTS AT:
 Beginning of period ...........................................          43,732          42,726
                                                                    ------------      ----------
 End of period .................................................    $     57,255      $   24,985
                                                                    ============      ==========
Supplemental disclosure of cash flow information (Note 2)


  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements incorporated by reference in the Companies' Form 10-K and
   10-K/A for the year ended December 31, 1997, are an integral part of these financial statements.

                             MEDITRUST CORPORATION

                          CONSOLIDATED BALANCE SHEETS



                                                                        September 30,     December 31,
                                                                             1998             1997
                                                                       ---------------   -------------
(In thousands)                                                           (Unaudited)
Assets
 Real estate investments, net (Note 3) .............................     $5,412,569       $2,935,772
 Cash and cash equivalents .........................................         38,974           24,059
 Fees, interest and other receivables ..............................         59,248           21,070
 Goodwill, net .....................................................        441,162          162,408
 Due from Meditrust Operating Company ..............................         13,657           18,490
 Net assets of discontinued operations (Note 9) ....................        528,375               --
 Other assets, net (Note 5) ........................................        201,549           54,129
                                                                         ----------       ----------
    Total assets ...................................................     $6,695,534       $3,215,928
                                                                         ==========       ==========
Liabilities and Shareholders' Equity
 Indebtedness (Note 4):
  Notes payable, net ...............................................     $1,156,034       $  900,594
  Convertible debentures, net ......................................        227,626          234,000
  Bank notes payable, net ..........................................      1,839,006          179,527
  Bonds and mortgages payable, net .................................        162,889           63,317
                                                                         ----------       ----------
   Total indebtedness ..............................................      3,385,555        1,377,438
 Accounts payable, accrued expenses and other liabilities ..........         93,588           46,250
                                                                         ----------       ----------
    Total liabilities ..............................................      3,479,143        1,423,688
                                                                         ----------       ----------
 Commitments and contingencies (Notes 3, 10, and 13) ...............             --               --
 Shareholders' equity (Notes 4, 5, 6 and 11):
   Preferred Stock, $.10 par value; 6,000 shares authorized; 700 and no shares issued and outstanding at September 30, 1998 and
    December 31, 1997, respectively ................................             70               --
   Common Stock, $.10 par value; 270,000 shares authorized;
    150,663 and 89,433 shares issued and outstanding at
    September 30, 1998 and December 31, 1997, respectively .........         15,066            8,943
 Additional paid-in-capital ........................................      3,842,480        1,988,798
 Unearned compensation .............................................         (6,940)              --
 Distributions in excess of net income .............................       (619,502)        (192,373)
                                                                         ----------       ----------
                                                                          3,231,174        1,805,368
 Due from Meditrust Operating Company ..............................         (1,655)              --
 Note receivable--Meditrust Operating Company ......................        (13,128)         (13,128)
                                                                         ----------       ----------
    Total shareholders' equity .....................................      3,216,391        1,792,240
                                                                         ----------       ----------
     Total liabilities and shareholders' equity ....................     $6,695,534       $3,215,928
                                                                         ==========       ==========

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements incorporated by reference in the Companies' Form 10-K and
   10-K/A for the year ended December 31, 1997, are an integral part of these financial statements.

                             MEDITRUST CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            for the three months ended September 30, 1998 and 1997
                                  (Unaudited)



                                                                                1998            1997
                                                                           --------------   ------------
(In thousands, except per share amounts)
Revenue:
 Rental ................................................................     $   50,659       $ 34,826
 Interest ..............................................................         40,842         39,918
 Rent from Meditrust Operating Company .................................         63,497             --
 Interest from Meditrust Operating Company .............................            215             --
 Royalty from Meditrust Operating Company ..............................          3,111             --
 Hotel operating revenue ...............................................          1,080             --
                                                                             ----------       --------
                                                                                159,404         74,744
                                                                             ----------       --------
Expenses:
 Interest ..............................................................         57,692         23,453
 Depreciation and amortization .........................................         28,815          6,889
 Amortization of goodwill ..............................................          4,315            389
 General and administrative ............................................          6,142          1,961
 Hotel operations ......................................................            560             --
 Rental property operations ............................................          7,119             --
 Loss on securities held for sale ......................................          3,620             --
 Income from unconsolidated joint venture and minority interests, net ..            (26)            --
 Other (Note 7) ........................................................         65,000             --
                                                                             ----------       --------
                                                                                173,237         32,692
                                                                             ----------       --------
Income (loss) from continuing operations ...............................        (13,833)        42,052
Discontinued operations (Note 9):
 Income from discontinued operations ...................................          3,422
 Provision for loss on disposition of discontinued operations ..........       (172,694)            --
                                                                             ----------       --------
Net income (loss) ......................................................       (183,105)        42,052
Preferred stock dividends ..............................................         (3,893)            --
                                                                             ----------       --------
Net income (loss) available to Common shareholders .....................     $ (186,998)      $ 42,052
                                                                             ==========       ========
Basic earnings per Paired Common Share (Note 11):
 Income (loss) from continuing operations ..............................     $    (0.13)      $   0.57
 Discontinued operations ...............................................          (1.19)            --
                                                                             ----------       --------
 Net income (loss) .....................................................     $    (1.32)      $   0.57
                                                                             ==========       ========
Diluted earnings per Paired Common Share (Note 11):
 Income (loss) from continuing operations ..............................     $    (0.13)      $   0.56
 Discontinued operations ...............................................          (1.19)            --
                                                                             ----------       --------
 Net income (loss) .....................................................     $    (1.32)      $   0.56
                                                                             ==========       ========

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements incorporated by reference in the Companies' Form 10-K and
   10-K/A for the year ended December 31, 1997, are an integral part of these financial statements.

                           THE MEDITRUST CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)



                                                                                  1998            1997
                                                                             -------------   -------------
(In thousands, except per share amounts)
Revenue:
 Rental ..................................................................    $  143,653       $ 100,917
 Interest ................................................................       117,800         112,806
 Rent from Meditrust Operating Company ...................................        63,562              --
 Interest from Meditrust Operating Company ...............................           639              --
 Royalty from Meditrust Operating Company ................................         3,111              --
 Hotel operating revenue .................................................         1,080              --
 Other (Note 3) ..........................................................        26,000              --
                                                                              ----------       ---------
                                                                                 355,845         213,723
                                                                              ----------       ---------
Expenses:
 Interest ................................................................       107,804          61,831
 Depreciation and amortization ...........................................        49,473          19,465
 Amortization of goodwill ................................................         7,066           1,168
 General and administrative ..............................................        13,210           6,207
 Hotel operations ........................................................           560              --
 Rental property operations ..............................................         9,841              --
 Income from unconsolidated joint venture and minority interests .........          (474)             --
 Loss on securities held for sale ........................................         3,620              --
 Other (Note 7) ..........................................................        86,541              --
                                                                              ----------       ---------
                                                                                 277,641          88,671
                                                                              ----------       ---------
Income from continuing operations ........................................        78,204         125,052
Discontinued operations (Note 9):
 Income from discontinued operations .....................................        14,635              --
 Provision for loss on disposition of discontinued operations ............      (172,694)             --
                                                                              ----------       ---------
Net income (loss) ........................................................       (79,855)        125,052
Preferred stock dividends ................................................        (4,506)             --
                                                                              ----------       ---------
Net income (loss) available to Common shareholders .......................    $  (84,361)      $ 125,052
                                                                              ==========       =========
Basic earnings per Paired Common Share (Note 11):
 Income from continuing operations .......................................    $     0.66       $    1.69
 Discontinued operations .................................................         (1.41)             --
                                                                              ----------       ---------
 Net income (loss) .......................................................    $    (0.75)      $    1.69
                                                                              ==========       =========
Diluted earnings per Paired Common Share (Note 11):
 Income from continuing operations .......................................    $     0.63       $    1.68
 Discontinued operations .................................................         (1.35)             --
                                                                              ----------       ---------
 Net income (loss) .......................................................    $    (0.72)      $    1.68
                                                                              ==========       =========

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements incorporated by reference in the Companies' Form 10-K and
   10-K/A for the year ended December 31, 1997, are an integral part of these financial statements.

                             MEDITRUST CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)



                                                                               1998            1997
                                                                          -------------   -------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ....................................................   $ (79,855)       $  125,052
 Adjustments to reconcile net income (loss) to net cash provided by
  continuing operations ...............................................          --                --
 Depreciation of real estate ..........................................      53,111            19,124
 Goodwill amortization ................................................       9,627             1,168
 Shares issued for compensation .......................................         356             1,375
 Equity in income of joint venture, net of dividends received .........         976                --
 Other depreciation, amortization and other items, net ................      12,389               721
 Other non cash expenses ..............................................     246,467                --
                                                                          ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 AVAILABLE FOR DISTRIBUTION ...........................................     243,071           147,440
 Net change in other assets and liabilities ...........................    (178,607)          (19,350)
                                                                          ----------       ----------
  Net cash provided by operating activities ...........................      64,464           128,090
                                                                          ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common and preferred stock .................     447,044                --
 Proceeds from borrowings on bank notes payable .......................   2,420,000           858,000
 Repayment of bank notes payable ......................................    (730,000)         (447,000)
 Repayment of notes payable ...........................................    (220,000)               --
 Equity offering and debt issuance costs ..............................     (47,232)           (5,073)
 Principal payments on bonds and mortgages payable ....................     (10,016)             (774)
 Proceeds from intercompany borrowings, net of repayments .............       5,500                --
 Distributions to shareholders ........................................    (347,278)         (131,586)
 Capital distributions to partners ....................................        (121)               --
 Proceeds from exercise of stock options ..............................       4,781             5,355
                                                                          ----------       ----------
  Net cash provided by financing activities ...........................   1,522,678           278,922
                                                                          ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of real estate and development funding ...................    (538,597)         (182,808)
 Investment in real estate mortgages and development funding ..........    (176,699)         (211,272)
 Prepayment proceeds and principal payments received on real
  estate mortgages ....................................................     280,199             9,013
 Proceeds from sale of real estate ....................................       7,671                --
 Acquisition of Cobblestone ...........................................    (178,523)               --
 Acquisition of La Quinta .............................................    (956,054)               --
 Cash acquired from Cobblestone merger ................................         723                --
 Cash acquired from La Quinta merger ..................................      18,004                --
 Working capital and notes receivable advances, net of repayments
  and collections .....................................................       1,271              (227)

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements incorporated by reference in the Companies' Form 10-K and
   10-K/A for the year ended December 31, 1997, are an integral part of these financial statements.

                             MEDITRUST CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)



                                                                         1998            1997
                                                                   ---------------   ------------
(In thousands)
CASH FLOWS FROM INVESTING ACTIVITIES, Continued
 Investment in equity securities ...............................         (30,222)     (39,459)
                                                                         -------      -------
  Net cash used in investing activities ........................      (1,572,227)    (424,753)
                                                                      ----------     --------
  Net increase (decrease) in cash and cash equivalents .........          14,915      (17,741)
CASH AND CASH EQUIVALENTS AT:
 Beginning of period ...........................................          24,059       42,726
                                                                      ----------     --------
 End of period .................................................    $     38,974     $ 24,985
                                                                    ============     ========
Supplemental disclosure of cash flow information (Note 2)


  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements incorporated by reference in the Companies' Form 10-K and
   10-K/A for the year ended December 31, 1997, are an integral part of these financial statements.

                          MEDITRUST OPERATING COMPANY

                          CONSOLIDATED BALANCE SHEETS



                                                                      September 30,   December 31,
                                                                           1998           1997
                                                                     --------------- -------------
(In thousands)                                                         (Unaudited)
Assets
 Cash and cash equivalents .........................................    $  18,281      $ 19,673
 Fees, interest and other receivables ..............................       16,509         2,580
 Due from Meditrust Corporation ....................................        7,214            --
 Other current assets, net .........................................        9,064         3,078
                                                                        ---------      --------
   Total current assets ............................................       51,068        25,331
                                                                        ---------      --------
 Investment in common stock of Meditrust Corporation ...............       37,581        37,581
 Goodwill, net .....................................................       31,821        32,485
 Property, plant and equipment, less accumulated depreciation of
  $625 and $171, respectively.......................................        9,582        10,529
 Artwork ...........................................................           --        14,500
 Other non-current assets ..........................................       14,855            --
                                                                        ---------      --------
   Total assets ....................................................    $ 144,907      $120,426
                                                                        =========      ========
Liabilities and Shareholders' Equity
 Current liabilities:
  Accounts payable .................................................    $  23,654      $  9,981
  Accrued payroll and employee benefits ............................       30,624         9,312
  Accrued expenses and other current liabilities ...................        2,954         9,713
  Due to Meditrust Corporation .....................................           --        18,490
                                                                        ---------      --------
   Total current liabilities .......................................       57,232        47,496
                                                                        ---------      --------
 Note payable to Meditrust Corporation .............................       13,128        13,128
 Deferred revenue ..................................................           --         1,349
 Other non-current liabilities .....................................          259            --
 Net liabilities of discontinued operations (Note 9) ...............       23,335            --
 Deferred income taxes .............................................           --           501
                                                                        ---------      --------
   Total liabilities ...............................................       93,954        62,474
                                                                        ---------      --------
 Commitments and contingencies (Notes 3, 10, and 13)
 Shareholders' equity (Notes 4, 5, 6 and 11):
  Common Stock, $.10 par value; 270,000 shares authorized;
   149,357 and 88,128 shares issued and outstanding at
    September 30, 1998 and December 31, 1997, respectively .........       14,936         8,813
  Additional paid-in-capital .......................................       75,864        49,739
  Unearned compensation ............................................       (1,652)           --
  Retained earnings (deficit) ......................................      (15,512)         (600)
                                                                        ---------      --------
                                                                           73,636        57,952
   Due from Meditrust Corporation ..................................      (22,683)           --
                                                                        ---------      --------
   Total shareholders' equity ......................................       50,953        57,952
                                                                        ---------      --------
    Total liabilities and shareholders' equity .....................    $ 144,907      $120,426
                                                                        =========      ========

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements incorporated by reference in the Companies' Form 10-K and
   10-K/A for the year ended December 31, 1997, are an integral part of these financial statements.

                          MEDITRUST OPERATING COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 for the three months ended September 30, 1998
                                  (Unaudited)



                                                                                 1998
                                                                            -------------
(In thousands, except per share amounts)
Revenue:
 Hotel ..................................................................     $ 123,430
 Interest ...............................................................           191
                                                                              ---------
                                                                                123,621
                                                                              ---------
Expenses:
 Hotel operations .......................................................        57,738
 Depreciation and amortization ..........................................         1,854
 Amortization of goodwill ...............................................           201
 Interest and other .....................................................            31
 Interest to Meditrust Corporation ......................................           215
 General and administrative .............................................           717
 Royalty to Meditrust Corporation .......................................         3,111
 Rent to Meditrust Corporation ..........................................        63,497
 Other (Note 7) .........................................................         1,941
                                                                              ---------
                                                                                129,305
                                                                              ---------
Loss from continuing operations before benefit for income taxes .........        (5,684)
Income tax benefit ......................................................        (1,064)
                                                                              ---------
Loss from continuing operations .........................................        (4,620)
Discontinued operations (Note 9):
 Loss from discontinued operations ......................................        (2,566)
 Provision for loss on disposition of discontinued operations ...........        (4,500)
                                                                              ---------
Net loss ................................................................     $ (11,686)
                                                                              =========
Basic earnings per Paired Common Share (Note 11):
 Loss from continuing operations ........................................     $   (0.03)
                                                                              ---------
 Discontinued operations ................................................         (0.05)
                                                                              ---------
 Net loss ...............................................................     $   (0.08)
                                                                              =========
Diluted earnings per Paired Common Share (Note 11):
 Loss from continuing operations ........................................     $   (0.03)
                                                                              ---------
 Discontinued operations ................................................         (0.05)
                                                                              ---------
 Net loss ...............................................................     $   (0.08)
                                                                              =========

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements incorporated by reference in the Companies' Form 10-K and
   10-K/A for the year ended December 31, 1997, are an integral part of these financial statements.

                          MEDITRUST OPERATING COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 for the nine months ended September 30, 1998
                                  (Unaudited)



                                                                                 1998
                                                                            -------------
(In thousands, except per share amounts)
Revenue:
Hotel:
 Hotel ..................................................................     $ 123,430
 Interest ...............................................................           444
                                                                              ---------
                                                                                123,874
                                                                              ---------
Expenses:
 Hotel operations .......................................................        57,738
 Depreciation and amortization ..........................................         1,854
 Amortization of goodwill ...............................................           604
 Interest and other .....................................................            31
 Interest to Meditrust Corporation ......................................           639
 General and administrative .............................................         1,956
 Royalty to Meditrust Corporation .......................................         3,111
 Rent to Meditrust Corporation ..........................................        63,562
 Other (Note 7) .........................................................         1,941
                                                                              ---------
                                                                                131,436
                                                                              ---------
Loss from continuing operations before benefit for income taxes .........        (7,562)
Income tax benefit ......................................................        (1,064)
                                                                              ---------
Loss from continuing operations .........................................        (6,498)
Discontinued operations (Note 9):
 Loss from discontinued operations ......................................        (3,914)
 Provision for loss on disposition of discontinued operations ...........        (4,500)
                                                                              ---------
Net loss ................................................................     $ (14,912)
                                                                              =========
Basic earnings per Paired Common Share (Note 11):
 Loss from continuing operations ........................................     $   (0.06)
 Discontinued operations ................................................         (0.07)
                                                                              ---------
 Net loss ...............................................................     $   (0.13)
                                                                              =========
Diluted earnings per Paired Common Share (Note 11):
 Loss from continuing operations ........................................     $   (0.06)
 Discontinued operations ................................................         (0.07)
                                                                              ---------
 Net loss ...............................................................     $   (0.13)
                                                                              =========

  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements incorporated by reference in the Companies' Form 10-K and
   10-K/A for the year ended December 31, 1997, are an integral part of these financial statements.

                          MEDITRUST OPERATING COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 for the nine months ended September 30, 1998
                                  (Unaudited)



                                                                               1998
                                                                          -------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss .............................................................     $ (14,912)
 Goodwill amortization ................................................           604
 Shares issued for compensation .......................................            42
 Other depreciation and amortization ..................................         5,411
 Other items ..........................................................         9,736
 Net change in other assets and liabilities of discontinued operations         (4,314)
 Net change in other assets and liabilities ...........................        (2,116)
                                                                            ---------
  Net cash used in operating activities ...............................        (5,549)
                                                                            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of stock ......................................         9,669
 Equity offering costs ................................................          (105)
 Net repayment of intercompany borrowings .............................        (5,500)
 Proceeds from stock option exercises .................................            93
                                                                            ---------
  Net cash provided by financing activities ...........................         4,157
                                                                            ---------
  Net decrease in cash and cash equivalents ...........................        (1,392)
CASH AND CASH EQUIVALENTS AT:
 Beginning of period ..................................................        19,673
                                                                            ---------
 End of period ........................................................     $  18,281
                                                                            =========
Supplemental disclosure of cash flow information (Note 2)


  The accompanying notes, together with the Notes to the Combined Consolidated Financial Statements incorporated by reference in the Companies' Form 10-K and
   10-K/A for the year ended December 31, 1997, are an integral part of these financial statements.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                               AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Summary of Significant Accounting Policies
     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in this Form 10-Q in accordance with the Rules and Regulations of the Securities and Exchange Commission.

     The accompanying unaudited combined consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly their financial position as of September 30, 1998 and their results of operations for each of the three and nine-month periods ended September 30, 1998 and 1997 and cash flows for each of the nine-month periods ended September 30, 1998 and 1997. The results of operations for the three and nine-month period ended September 30, 1998 are not necessarily indicative of the results which may be expected for any other interim period or for the entire year.

     In the opinion of Meditrust Corporation ("Realty") and Meditrust Operating Company and subsidiaries ("Operating Company" and collectively with Realty the "Companies" or "The Meditrust Companies"), the disclosures contained in this Form 10-Q are adequate to make the information presented not misleading. See the Companies' Joint Annual Report on Form 10-K and 10-K/A for the year ended December 31, 1997 (and the Reports on Form 8-K and 8-K/A dated February 26, 1998 and incorporated by reference therein) and the Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998 for additional information relevant to significant accounting policies followed by the Companies.

     On November 11, 1998, the boards of directors of Realty and Operating Company approved a comprehensive restructuring plan designed to strengthen the Companies' financial position and clarify their investment and operating strategy by focusing on the healthcare and lodging business. Significant components of the restructuring plan include selling more than $1 billion of non-strategic assets, including their portfolio of golf-related real estate and operating properties ("Cobblestone Golf Group" or "Cobblestone"), the Santa Anita Racetrack, and approximately $550 million of non-strategic healthcare properties.

     As a result of the restructuring plan, the Companies have reflected the Cobblestone Golf Group and Santa Anita Racetrack as discontinued operations and certain healthcare properties as assets held for sale, in the accompanying financial statements.

     On July 17, 1998, Realty acquired La Quinta Inns, Inc. and its subsidiaries (all wholly owned) and its unincorporated partnership and joint venture ("La Quinta", "The La Quinta Merger"). La Quinta is a fully-integrated lodging company that focuses on the ownership, operation and development of hotels. As of September 30, 1998, La Quinta owned and operated 283 hotels, with over 36,000 rooms located in the western and southern regions of the United States. This transaction was accounted for under the purchase method of accounting. Accordingly, the financial statements include, among other things, the results of operations and cash flows of La Quinta from July 17, 1998 through the date of the financial statements.

     With the acquisition of La Quinta, Operating Company is currently engaged in hotel operations. The hotel operations are conducted by several subsidiaries of Operating Company which lease the respective facilities and license the La Quinta trade name from Realty and its subsidiaries.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                               AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
1. Summary of Significant Accounting Policies (Continued)

     Significant accounting policies related to hotel operations follow:

Hotel Property, Equipment and Leasehold Interests

     Hotel property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets as follows:


Buildings and improvements ................   40 years
Equipment, furniture and fixtures .........   3 to 10 years

     Hotel construction in progress is carried at cost. All costs associated with, or allocable to, hotel construction are capitalized. All preopening and start-up costs are expensed as incurred.

Revenue and Deferred Revenue

     Hotel revenues are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenues are recognized as earned.

     The hotel industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings. In addition, opening of new construction hotels and or timing of hotel acquisitions may cause variation of revenue from quarter to quarter.

Self-Insurance Programs

     The hotel operation uses a paid loss retrospective insurance plan for general and auto liability and workers' compensation whereby the operation is effectively self-insured. Predetermined loss limits have been arranged with insurance companies to limit the per occurrence cash outlay.

     Hotel operation employees and their dependents are covered by a self-insurance program for major medical and hospitalization coverage which is partially funded by payroll deductions. Payments for major medical and hospitalization to individual participants less than specified amounts are self-insured by the company.

Newly Issued Accounting Standards

     Financial Accounting Standards Board Statement No. 133 ("SFAS 133"):
"Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, although early application is encouraged. SFAS 133 established standards related to the Companies' financial risks associated with their activity as it relates to financial activities with respect to derivative instruments and hedging. The Companies are evaluating the impact of this pronouncement and intend to adopt the requirements of SFAS 133 in the financial statements for the year ending December 31, 1998 and do not believe implementation will have a material effect on the financial statements (see Note 4).

Reclassification

     Certain reclassifications have been made to the 1997 presentation to conform to the 1998 presentation.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                               AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

2. Supplemental Cash Flow Information



                                                                               Nine Months Ended
                                                                                  September 30
The Meditrust Companies:                                                   --------------------------
                                                                                1998          1997
                                                                           -------------   ----------
(In thousands)
Interest paid during the period ........................................   $ 122,628        $68,175
Interest capitalized during the period .................................       8,434          3,450
Non-cash investing and financing transactions:
 Value of real estate acquired:
 Land, land improvements and buildings .................................       4,059
 Accumulated depreciation of buildings sold ............................       6,256
 Increase (reduction) in real estate mortgages net
  of participation reduction ...........................................     (31,540)           192
 Change in market value of equity securities in excess of cost .........      17,097           (330)
 Value of shares issued for conversion of debentures ...................       7,167          4,348
In connection with the Cobblestone merger:
 Fair value of assets acquired .........................................     302,713
 Excess purchase consideration over estimated fair market value of
  assets acquired ......................................................     153,750
 Liabilities assumed ...................................................     (37,488)
 Cash, net .............................................................    (177,800)
 Value of the issuance of common shares ................................     241,175
In connection with the La Quinta merger:
 Fair value of assets acquired .........................................   2,660,780
 Excess purchase consideration over estimated fair market value of
  assets acquired ......................................................     285,821
 Liabilities assumed ...................................................    (835,915)
 Cash, net .............................................................    (938,050)
 Value of the issuance of common shares ................................   1,172,636

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                               AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
2. Supplemental Cash Flow Information (Continued)


                                                                               Nine Months Ended
                                                                                  September 30
Meditrust Corporation:                                                     --------------------------
                                                                                1998          1997
                                                                           -------------   ----------
(In thousands)
Interest paid during the period ........................................   $ 122,410        $68,175
Interest capitalized during the period .................................       8,434          3,450
Non-cash investing and financing transactions:
 Value of real estate acquired:
 Land, land improvements and buildings .................................       4,059
 Accumulated depreciation of buildings sold ............................       6,256
 Increase (reduction) in real estate mortgages net
  of participation reduction ...........................................     (31,540)           192
 Change in market value of equity securities in excess of cost .........      17,097           (330)
 Value of shares issued for conversion of debentures ...................       7,031          4,348
In connection with the Cobblestone merger:
 Fair value of assets acquired .........................................     272,463
 Excess purchase consideration over estimated fair market value of
  assets acquired ......................................................     153,750
 Liabilities assumed ...................................................     (11,638)
 Cash, net .............................................................    (177,800)
 Value of the issuance of common shares ................................     236,775
In connection with the La Quinta merger:
 Fair value of assets acquired .........................................   2,437,051
 Excess purchase consideration over estimated fair market value of
  assets acquired ......................................................     285,821
 Liabilities assumed ...................................................    (634,466)
 Cash, net .............................................................    (938,050)
 Value of the issuance of common shares ................................   1,150,356

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                               AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
2. Supplemental Cash Flow Information (Continued)


                                                                      Nine Months Ended
                                                                         September 30
Meditrust Operating Company:                                         --------------------
                                                                         1998        1997
                                                                     ------------   -----
(In thousands)
Interest paid during the period ..................................   $    271
Non-cash investing and financing transactions:
 Value of shares issued for conversion of debentures .............        136
In connection with the Cobblestone merger:
 Fair value of assets acquired ...................................     30,250
 Excess purchase consideration over estimated fair market value of
  assets acquired ................................................         --
 Liabilities assumed .............................................    (25,850)
 Value of the issuance of common shares ..........................      4,400
In connection with the La Quinta merger:
 Fair value of assets acquired ...................................    223,729
 Excess purchase consideration over estimated fair market value of
  assets acquired ................................................         --
 Liabilities assumed .............................................   (201,449)
 Value of the issuance of common shares ..........................     22,280

3. Real Estate Investments
     The following is a summary of Realty's real estate investments:



                                                             September 30,     December 31,
                                                                  1998             1997
(In thousands)                                              ---------------   -------------
                                                              (Unaudited)
Land ....................................................      $  529,516     $  249,852
Buildings and improvements, net .........................       3,563,214      1,223,255
Real estate mortgages and loans receivable, net .........       1,284,785      1,432,825
Investment in unconsolidated joint venture, net .........          27,957         29,840
Assets held for sale, net ...............................           7,097             --
                                                               ----------     ----------
                                                               $5,412,569     $2,935,772
                                                               ==========     ==========

     During the nine months ended September 30, 1998, Realty acquired 15 assisted living facilities and 22 medical office buildings for $265,608,000. Realty also acquired 16 golf facilities for $121,976,000. In addition, during the nine month period ended September 30, 1998, Realty provided net funding of $36,177,000 for the construction of 17 assisted living facilities, two golf facilities, and also provided $1,820,000 for an addition to a long-term care facility already in the portfolio. Realty also provided net funding of $113,016,000 for ongoing construction of facilities it currently owns which were in the portfolio prior to 1998 or for construction and capital improvements to hotels and golf courses acquired in the mergers with Cobblestone and La Quinta.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                               AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
3. Real Estate Investments (Continued)

     Also during the nine months ended September 30, 1998, Realty provided permanent mortgage financing of $51,260,000 for two long-term care facilities and for a 135 acre development stage property. Realty also provided $2,122,000 in additions to permanent mortgages already in the portfolio.

     Realty commenced new development funding of $24,449,000 relating to two long-term care facilities and one medical office building. Realty also provided $98,868,000 for ongoing construction of mortgaged facilities already in the portfolio.

     During the nine months ended September 30, 1998, Realty received $4,709,000 from the sale of a long-term care facility. There was no gain or loss realized on the sale. Realty also received $2,962,000 from the sale of a rehabilitation facility. There was a loss on the sale of $3,710,000 which was fully provided for in the first quarter of 1998.

     As a result of the merger with Cobblestone, Realty acquired 21 golf facilities and leasehold interests in four golf facilities and recorded them at appraised values of $224,434,000 and $23,641,000, respectively.

     Realty also acquired 280 operating hotels, 23 hotels under construction and land held for development and recorded them at appraised values of $2,503,264,000 as a result of the La Quinta merger.

     During the nine months ended September 30, 1998, Realty received principal payments of $280,199,000 on real estate mortgages. Included in this amount was a $122,000,000 prepayment of mortgage investments for which a prepayment and make-whole gain of $26,000,000 was received and has been classified as other income in the consolidated statements of income.

     At September 30, 1998, Realty was committed to provide additional financing of approximately $261,000,000 relating to five medical office buildings, five long-term care facilities, 38 assisted living facilities and 20 hotel facilities currently under construction as well as additions to existing facilities in the portfolio.

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

     On August 3, 1998, the Companies' Chairman resigned as Chairman and as a Director, and as Chief Executive Officer and Treasurer of Operating Company (see Note 10).


4. Indebtedness and Shareholders' Equity
     On July 17, 1998, Realty entered into a new credit agreement (the "New Credit Agreement") which provides Realty with up to $2,250,000,000 in credit facilities, replacing Realty's existing $365,000,000 revolving credit facilities. The New Credit Agreement provides for borrowings in four separate tranches (each a "Tranche"): Tranche A, a $1,000,000,000 revolving loan, amounts of which if repaid may be reborrowed, which matures July 17, 2001, Tranche B, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 1999 with a $250,000,000 mandatory principal payment on April 17, 1999, Tranche C, a term loan in the amount of $250,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 1999 with a six month extension option, and Tranche D, a term loan in the amount of $500,000,000, amounts of which if repaid may not be

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                               AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
4. Indebtedness and Shareholders' Equity (Continued)

reborrowed, which matures July 17, 2001. A total of $310,000,000 was available at November 3, 1998. Borrowings under the New Credit Agreement include LIBOR, Base Rate and Money Market Borrowings. Pricing on the loan commitments, loans and letters of credit under the New Credit Agreement varies according to the pricing level commensurate with the credit quality of Realty. Events of default under the New Credit Agreement include, among other things, failure to pay any principal or reimbursement obligation when due, failure to meet any of the covenants of the New Credit Agreement, failure of the representations and warranties to be true in any material respect, and default under other debt instruments of the Companies or their subsidiaries. The New Credit Agreement includes covenants with respect to maintaining certain financial benchmarks, limitations on the types and percentage of investments in certain business lines, limitations on dividends of Realty and Operating Company, and other restrictions. In addition, Operating Company is a guarantor of all of the obligations of Realty under the New Credit Agreement.

     During July 1998, Realty entered into an interest rate SWAP Agreement to reduce the impact on interest expense of fluctuating interest rates on $1,250,000,000 of its New Credit Agreement. Realty agreed with the counterparty to exchange, on a monthly basis, the difference between Realty's fixed pay rate and the counterparty's variable pay rate of one month LIBOR. At September 30, 1998, Realty was a fixed rate payor of approximately 5.7% and received a variable rate of approximately 5.6%. Differentials in the swapped amounts are recorded as adjustments to interest expense of Realty.

     On August 17, 1998 Realty redeemed its $100,000,000 Remarketed Reset Notes due August 15, 2002 at par value.

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

     This Forward Equity Issuance Transaction ("FEIT") has been accounted for as an equity transaction with the original 8,500,000 paired common shares treated as outstanding from their date of issuance for

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                               AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
4. Indebtedness and Shareholders' Equity (Continued)

both basic and diluted earnings per share purposes. Contingent shares, calculated based upon the Companies' September 30, 1998 stock price, are included in the calculation of diluted earnings per share. The accounting treatment for this type of transaction is being reviewed by the Emerging Issues Task Force ("EITF"). The Securities and Exchange Commission has concluded that until the EITF has an opportunity to perform a full review of this type of transaction, future transactions of this type will be accounted for as debt. For previously completed transactions such as the Companies', the Securities and Exchange Commission will not object to the accounting treatment reflected in this Quarterly Report on Form 10-Q.

     Pursuant to the FEIT agreement, the Companies placed in a collateral account approximately 8,714,000 paired common shares, based on various measurement dates prior to September 30, 1998. According to the terms of the FEIT, had the closing stock price of $17.06 on September 30, 1998 been used, approximately 2,417,000 paired common shares would have been required to be returned to the Companies.

     During the nine months ended September 30, 1998, $1,410,000 of principal amount of 9% convertible debentures were converted into 62,746 paired common shares; $5,027,000 of principal amount of 7% convertible debentures were converted into 197,231 paired common shares; $65,000 of principal amount of 7.5% convertible debentures were converted into 2,158 paired common shares and $665,000 of principal amount of 6-7/8% convertible debentures were converted into 21,521 paired common shares.

     On June 10, 1998, Realty issued 7,000,000 depository shares of Meditrust Corporation. Each depository share represents one-tenth of a share of 9% Series A Cumulative Redeemable Preferred Stock with a par value of $.10 per share. Total proceeds from this issuance were approximately $169,488,000, which were primarily used to repay existing indebtedness.

     As of September 30, 1998, the following classes of Preferred Stock, Excess Stock and Series Common Stock were authorized; no shares were issued or outstanding at either September 30, 1998 or December 31, 1997:

     Meditrust Operating Company Preferred Stock
     $.10 par value; 6,000,000 shares authorized;

     Meditrust Corporation Excess Stock
     $.10 par value; 25,000,000 shares authorized;

     Meditrust Operating Company Excess Stock
     $.10 par value; 25,000,000 shares authorized;

     Meditrust Corporation Series Common Stock
     $.10 par value; 30,000,000 shares authorized;

     Meditrust Operating Company Series Common Stock
     $.10 par value; 30,000,000 shares authorized.

     During July 1998, 390,000 restricted shares of the Companies' stock were issued to key employees under The Meditrust 1995 Share Award Plan and The Operating Company 1995 Share Award Plan (collectively known as the "Plan").

     Under the Plan participants are entitled to cash dividends and voting rights on their respective shares. Restrictions generally limit the sale or transfer of shares during a restricted period, not exceeding eight years. Participants vest in the amounts granted on the earliest of eight years after the date of issuance, upon achieving the performance goals as defined, or as the Boards of Directors may determine.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                               AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
4. Indebtedness and Shareholders' Equity (Continued)

     Unearned compensation was charged for the market value of the restricted shares on the date of grant and is being amortized over the restricted period. The unamortized unearned compensation value is shown as a reduction of shareholders' equity in the accompanying consolidated and combined balance sheets.

5. Comprehensive Income (Loss) and Other Assets
     As of January 1, 1998, the Companies adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components; however, the adoption of this statement has no impact on the Companies' net income or shareholders' equity. SFAS 130 requires, among other things, unrealized gains or losses on the Companies' available-for-sale investments to be included in other comprehensive income.

     On August 18, 1998, Realty invested approximately an additional $30,222,000 in Nursing Home Properties Plc ("NHP Plc"), a property investment group which specializes in the financing, through sale leaseback transactions, of nursing homes located in the United Kingdom, through an agreement to purchase previously issued warrants to purchase common shares of NHP Plc, and an agreement to purchase newly issued common shares of NHP Plc. The investment increased Realty's total equity investment to approximately $57,204,000, at cost. The investment added approximately 12,322,000 shares to Realty's previous investment of 14,285,000 shares of NHP Plc, and maintained Realty's ownership interest in NHP Plc at 19.99% of which Realty has voting rights with respect to 9.99%. The resulting difference between the current market value and cost, $15,118,000 is included in shareholders' equity in the accompanying balance sheet.

     As of September 30, 1998, Realty owns 331,000 shares of stock and warrants to purchase 1,006,000 shares of stock in Balanced Care Corporation ("BCC"), a healthcare operator, which completed an initial public offering of its stock in 1998. The stock and warrants have a current market value of $6,652,000. The difference between current market value and cost of the BCC investment, $5,547,000 is included in shareholders' equity in the accompanying balance sheet.

     As a result of the La Quinta Merger, Realty owns approximately 324,000 shares of a company which specializes in reservation systems. On September 23, 1998 the Board of Directors of Realty approved the sale of Realty's investment in this stock. Consequently, a loss of $3,620,000, has been provided for in the accompanying statement of operations.

     The following is a summary of the Companies' comprehensive income:



                                                                               Nine months ended
                                                                                 September 30
                                                                          ---------------------------
                                                                               1998           1997
                                                                          -------------   -----------
Net income (loss) .....................................................     $ (94,767)     $125,052
Other comprehensive income:
Change in market value of equity securities in excess of cost .........        17,097          (330)
                                                                            ---------      --------
Comprehensive income (loss) ...........................................     $ (77,670)     $124,722
                                                                            =========      ========

     In addition, Realty acquired the La Quinta tradename, reservation system and assembled workforce with values of $98,108,000, $5,065,000 and $9,370,000, respectively, as a result of the La Quinta Merger.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                               AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

6. Distributions Paid to Shareholders
     On August 14, 1998, Realty paid a dividend of $0.61625 per share of common stock to shareholders of record on July 31, 1998. On September 11, 1998 pursuant to its merger agreement with La Quinta, Realty paid a special dividend distribution of $0.88361 per share to holders of record on August 28, 1998. On September 30, 1998 Realty paid a dividend of $0.64375 per depository share of preferred stock to holders of record on September 15, 1998 of its 9.00% Series A cumulative redeemable preferred stock.


7. Other Expenses
     As a result of continued deteriorating performance at four healthcare facilities and two owned psychiatric facilities and the corresponding impact on Realty's resources, management committed to a plan to sell these facilities as soon as practicable. Accordingly, Realty recorded a provision of $48,500,000 ($38,000,000 during the third quarter) to adjust the carrying value of these facilities and related receivables to estimated fair value less costs to sell during the nine months ended September 30, 1998. In addition, as part of the continuing evaluation of its existing healthcare real estate portfolio, Realty also provided a $14,000,000 reserve to adjust the carrying value of real estate to estimated fair value during the three months ended September 30, 1998.


     Realty also recorded a valuation reserve of $16,000,000 ($13,000,000 during the third quarter) related to the Companies mortgage loan portfolio during the nine months ended September 30, 1998. Realty holds other assets and receivables that are unrelated to its historical primary business of healthcare financing. Management has determined that protracted collection efforts for these assets is currently an inefficient use of its resources and therefore recorded a provision of approximately $5,100,000 to reduce the carrying value of these assets to net realizable value during the nine months ended September 30, 1998.


     Additionally, during the nine months ended September 30, 1998, the Companies incurred approximately $5,000,000 of non-recurring costs related to the comprehensive restructuring plan, halting the evaluation of certain acquisition targets and severance of certain employees of Operating Company.


8. La Quinta Merger
     On July 17, 1998, Realty completed its merger with La Quinta pursuant to a merger agreement dated January 3, 1998, and as amended thereto (as amended, the "La Quinta Merger Agreement"). Under the terms of the La Quinta Merger Agreement, La Quinta merged with and into Realty, with Realty as the surviving corporation.


     Upon the closing of the La Quinta Merger, each share of common stock of La Quinta was converted into the right to receive 0.736 paired common shares, reduced by the amount to be received in an earnings and profits distribution. Approximately 43,280,000 paired common shares, with an aggregate market value of approximately $1,172,636,000, and approximately $956,054,000 were exchanged in order to consummate the La Quinta Merger. In addition, Realty assumed approximately $835,915,000 of La Quinta's debt and associated costs. Accordingly, the operations of La Quinta are included in the combined and consolidated financial statements since consummation of the La Quinta Merger. The total consideration paid in connection with the La Quinta Merger was approximately $2,946,601,000. The excess of the purchase price, including costs of the La Quinta Merger, over the fair value of the net assets acquired approximated $285,821,000, and is being amortized over 20 years.


     The following unaudited pro forma condensed combined consolidated results of operations of Realty and Operating Company have been prepared as if the La Quinta Merger had occurred on January 1, 1997:

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                               AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
8. La Quinta Merger (Continued)


                                                                For the nine months ended
                                                                      September 30
(In thousands, except per share amounts)                      -----------------------------
                                                                   1998            1997
                                                              -------------   -------------
Revenues ..................................................     $ 696,843       $ 600,640
Net income from continuing operations .....................        82,866         143,611
Basic earnings per paired common share ....................     $    0.55       $    1.22
Weighted average paired common shares outstanding .........       150,472         117,667

     The pro forma condensed combined consolidated results for the nine month period ended September 30, 1998 include approximately $88,482,000 of other expenses related to nonrecurring non-cash provisions further described in Note 7 and a $3,620,000 unrealized loss on securities held for sale.

     The pro forma condensed combined consolidated results do not purport to be indicative of results that would have occurred had the La Quinta Merger been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

9. Discontinued Operations and Corporate Restructuring
     On November 11, 1998, the boards of directors of Realty and Operating Company approved a comprehensive restructuring plan. Significant components of the restructuring plan include the sale of Cobblestone Golf Group, the Santa Anita Racetrack and adjacent property and artwork contained therein and certain healthcare properties.

     Accordingly, operating results for Cobblestone Golf Group and the Santa Anita Racetrack and adjacent property have been reclassified and reported in discontinued operations. The Companies are in the process of engaging brokers and obtaining bids for these operations and assets and expect that the sales will be completed over the next six months. Accordingly, the Companies recorded a provision of approximately $177,000,000 as of September 30, 1998 based upon the estimated proceeds to be realized by sale of the golf and racetrack related assets and operations. At September 30, 1998, the net assets subject to sale totaled $550,249,000 and have been classified as net assets from discontinued operations on the consolidated balance sheet.

     Operating results (exclusive of any corporate charges or interest expense) of discontinued golf and racetrack operations for the nine months ended September 30, 1998 are as follows:



                                                   (in 000's)
                                      Cobblestone    Santa Anita
                                       Golf Group    Racetrack      Total
                                     ------------- ------------- ----------
Revenues ...........................    $43,278       $55,421     $98,699
                                        =======       =======     =======
Income before income taxes .........    $   510       $ 8,221     $ 8,731
                                        =======       =======     =======
Income tax benefit .................    $ 1,453       $   537     $ 1,990
                                        =======       =======     =======
Net income .........................    $ 1,963       $ 8,758     $10,721
                                        =======       =======     =======

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                               AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
9. Discontinued Operations and Corporate Restructuring (Continued)

     The components of net assets of discontinued operations included in the consolidated balance sheet at September 30, 1998, are as follows:

                                                               (in 000's)
                                                 Cobblestone    Santa Anita
                                                  Golf Group    Racetrack       Total
                                                ------------- ------------- -------------
Assets ........................................   $ 444,704     $ 148,984     $ 593,688
Liabilities ...................................   $ (25,186)    $ (18,253)    $ (43,439)
                                                  ---------     ---------     ---------
Net assets of discontinued operations .........   $ 419,518     $ 130,731     $ 550,249
                                                  =========     =========     =========

10. Contingencies

Litigation

     On January 8, 1998 the Companies received notice that they were named as defendants in an action entitled Lynn Robbins v. William J. Razzouk, et al., Civil Action No. 98CI-00192 filed January 7, 1998 in the District Court of Bexar County, Texas (the "Texas Court"), and on January 20, 1998 the Companies received notice that they were named as defendants in an action entitled Adele Brody v. William J. Razzouk, et al., Civil Action No. 98CI-00456 filed January 12, 1998 in the Texas Court. The complaints, which were consolidated into one action (the "Action"), (i) alleged, in part, that La Quinta and its directors violated their fiduciary duties of care and loyalty to La Quinta shareholders by entering into a merger agreement with the Companies without having first invited other bidders, and that the Companies aided and abetted La Quinta and its directors in the alleged breaches, and (ii) sought injunctive relief enjoining the merger with La Quinta and compensatory damages. The parties negotiated and entered into an agreement in principle to settle the Action, dated on or about May 8, 1998 (the "Memorandum of Understanding"). The Memorandum of Understanding set forth the principal bases for the settlement, which included the issuance of a series of press releases prior to the meetings of the shareholders of the Companies and La Quinta to consider the La Quinta Merger Agreement, and the inclusion of a section in the joint proxy statement/prospectus prepared for the shareholder meetings which described the FEIT with MLI.

     The parties have negotiated and entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation" or "Settlement"), dated on or about October 8, 1998, which contains the terms of settlement of the Action. On October 8, 1998, the Texas Court entered an Order Re:
Preliminary Approval ("Order") which, among other things, (i) preliminarily approved the Settlement; (ii) conditionally approved the Settlement Class;
(iii) approved the Notice of Pendency and Settlement of Class Action for mailing to the Settlement Class; and (iv) scheduled a Settlement Hearing. On November 9, 1998, the Texas Court entered an amended Order which set the date for the Settlement Hearing to January 19, 1999. The Texas Court has the right to change the date of the Settlement Hearing without further notice to the Settlement Class. The Settlement is contingent upon Final Court Approval of the Settlement (as defined in the Stipulation). At the Settlement Hearing, the parties will ask the Texas Court to enter a Final Judgment which will, among other things, (i) finally approve the Settlement; (ii) declare that the Action and the Settled Claims (as defined in the Stipulation) are finally and fully compromised and settled; (iii) deem that the Representative Plaintiffs, the Settlement Class and the Settlement Class Members have fully, finally and forever settled and released any and all Settled Claims against the Released Parties (as defined in the Stipulation); and (iv) dismiss the Action on the merits and with prejudice. La Quinta has agreed to pay counsel for the class plaintiffs attorney's fees in an amount awarded by the Texas Court not to exceed $700,000 in the event such settlement is consummated.

     The Companies are a party to a number of other claims and lawsuits arising out of the normal course of business; the Companies believe that none of these claims or pending lawsuits, either individually or

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                               AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
10. Contingencies (Continued)

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

     Under the Reform Act, the properties acquired in connection with the July 17, 1998 La Quinta Merger and in connection with the merger on May 29, 1998 with Cobblestone generally are not subject to these anti-pairing rules. However, any property acquired by the Companies, La Quinta, or Cobblestone after March 26, 1998, other than property acquired pursuant to a written agreement that was binding on March 26, 1998 or described in a public announcement or in a filing with the SEC on or before March 26, 1998, is subject to the anti-pairing rules. Moreover, under the Reform Act any otherwise grandfathered property will become subject to the anti-pairing rules if the rent on a lease or renewal with respect to such property is determined to exceed an arm's length rate. In addition, the Reform Act also provides that a property held by the Companies that is not subject to the anti-pairing rules will become subject to such rules in the event of an improvement placed in service after December 31, 1999 that changes the use of the property and the cost of which is greater than 200 percent of (A) the undepreciated cost of the property (prior to the improvement) or (B) in the case of property acquired where there is a substituted basis (e.g., the properties acquired from La Quinta and Cobblestone), the fair market value of the property on the date it was acquired by the Companies.

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

Other Events

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

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                               AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

11. Earnings Per Share
     Combined consolidated earnings per share is computed as follows:




                                                        For the three months ended September 30,
                                                                          1998
                                                        ----------------------------------------
                                                            Income         Shares      Per Share
                                                         (Numerator)   (Denominator)    Amount
(In thousands, except per share amounts)                ------------- --------------- ----------
Loss from continuing operations .......................   $ (18,453)
Less: Preferred stock dividends .......................      (3,893)
                                                          ---------
Basic EPS:
 Loss available to common shareholders from
  continuing operations ...............................     (22,346)      140,314      $ (0.16)
                                                                                       =======
Effect of Dilutive Securities:
 Stock options ........................................          --            --
 Contingently issuable shares to MLI (Note 4) .........          --            --
                                                          ---------       -------
Diluted EPS:
 Loss available to common shareholders from
  continuing operations ...............................   $ (22,346)      140,314      $ (0.16)
                                                          =========       =======      =======


                                                        For the three months ended September 30,
                                                                          1997
                                                        ----------------------------------------
                                                            Income         Shares      Per Share
                                                         (Numerator)   (Denominator)    Amount
(In thousands, except per share amounts)                ------------- --------------- ----------
Income from continuing operations .....................    $42,052
Less: Preferred stock dividends .......................         --
                                                           -------
                                                            42,052
Basic EPS:
 Income available to common shareholders from
  continuing operations ...............................     42,052         74,081       $ 0.57
                                                                                        ======
Effect of Dilutive Securities:
 Stock options ........................................         --            420
 Contingently issuable shares to MLI (Note 4) .........         --             --
                                                           -------         ------
Diluted EPS:
 Income available to common shareholders from
  continuing operations ...............................    $42,052         74,501       $ 0.56
                                                           =======         ======       ======

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                               AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
11. Earnings Per Share (Continued)


                                                        For the nine months ended September 30,
                                                                          1998
                                                        ----------------------------------------
                                                            Income         Shares      Per Share
                                                         (Numerator)   (Denominator)    Amount
(In thousands, except per share amounts)                ------------- --------------- ----------
Income from continuing operations .....................   $ 71,706
Less: Preferred stock dividends .......................     (4,506)
                                                          --------
Basic EPS:
 Income available to common shareholders from
  continuing operations ...............................     67,200        110,799       $ 0.61
                                                                                        ======
Effect of Dilutive Securities:
 Stock options ........................................         --            186
 Contingently issuable shares to MLI (Note 4) .........         --          4,982
                                                          --------        -------
Diluted EPS:
 Income available to common shareholders from
  continuing operations ...............................   $ 67,200        115,967       $ 0.58
                                                          ========        =======       ======


                                                        For the nine months ended September 30,
                                                                          1997
                                                        ----------------------------------------
                                                            Income         Shares      Per Share
                                                         (Numerator)   (Denominator)    Amount
(In thousands, except per share amounts)                ------------- --------------- ----------
Income from continuing operations .....................    $125,052
Less: Preferred stock dividends .......................          --
                                                           --------
Basic EPS:
 Net income available to common shareholders from
  continuing operations ...............................     125,052        73,967       $ 1.69
                                                                                        ======
Effect of Dilutive Securities:
 Stock options ........................................          --           420
                                                           --------        ------
 Contingently issuable shares to MLI (Note 4) .........          --            --
                                                           --------        ------
Diluted EPS:
 Income available to common shareholders from
  continuing operations ...............................    $125,052        74,387       $ 1.68
                                                           ========        ======       ======

     Options to purchase 3,851,000 and 3,738,000 paired common shares at prices ranging from $21.85 to $36.46 were outstanding during the three and nine month periods ended September 30, 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on dates ranging from December 1999 to April 2008, were still outstanding at September 30, 1998.

     Contingently issuable shares totaling 6,297,000 related to the FEIT are not included in the calculation of diluted earnings per share for the three months ended September 30, 1998 as their inclusion would be antidilutive.

     Convertible debentures outstanding for the three and nine month periods ended September 30, 1998 and 1997 of 7,936,000 and 8,028,000, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                               AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
11. Earnings Per Share (Continued)

     Meditrust Corporation earnings per share is computed as follows:




                                                        For the three months ended September 30,
                                                                          1998
                                                        ----------------------------------------
                                                            Income         Shares      Per Share
                                                         (Numerator)   (Denominator)    Amount
(In thousands, except per share amounts)                ------------- --------------- ----------
Loss from continuing operations .......................   $ (13,833)
Less: Preferred stock dividends .......................      (3,893)
                                                          ---------
Basic EPS:
 Loss available to common shareholders from
  continuing operations ...............................     (17,726)      141,619      $ (0.13)
                                                                                       =======
Effect of Dilutive Securities:
 Stock options ........................................          --            --
 Contingently issuable shares to MLI (Note 4) .........          --            --
                                                          ---------       -------
Diluted EPS:
 Loss available to common shareholders from
  continuing operations ...............................   $ (17,726)      141,619      $ (0.13)
                                                          =========       =======      =======


                                                        For the three months ended September 30,
                                                                          1997
                                                        ----------------------------------------
                                                            Income         Shares      Per Share
                                                         (Numerator)   (Denominator)    Amount
(In thousands, except per share amounts)                ------------- --------------- ----------
Income from continuing operations .....................    $42,052
Less: Preferred stock dividends .......................         --
                                                           -------
                                                            42,052
Basic EPS:
 Income available to common shareholders from
  continuing operations ...............................     42,052         74,081       $ 0.57
                                                                                        ======
Effect of Dilutive Securities:
 Stock options ........................................         --            420
 Contingently issuable shares to MLI (Note 4) .........         --             --
                                                           -------         ------
Diluted EPS:
 Income available to common shareholders from
  continuing operations ...............................    $42,052         74,501       $ 0.56
                                                           =======         ======       ======

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                               AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
11. Earnings Per Share (Continued)


                                                        For the nine months ended September 30,
                                                                          1998
                                                        ----------------------------------------
                                                            Income         Shares      Per Share
                                                         (Numerator)   (Denominator)    Amount
(In thousands, except per share amounts)                ------------- --------------- ----------
Income from continuing operations .....................   $ 78,204
Less: Preferred stock dividends .......................     (4,506)
                                                          --------
Basic EPS:
 Income available to common shareholders from
  continuing operations ...............................     73,698        112,104       $ 0.66
                                                                                        ======
Effect of Dilutive Securities:
 Stock options ........................................         --            186
 Contingently issuable shares to MLI (Note 4) .........         --          4,982
                                                          --------        -------
Diluted EPS:
 Income available to common shareholders from
  continuing operations ...............................   $ 73,698        117,272       $ 0.63
                                                          ========        =======       ======


                                                        For the nine months ended September 30,
                                                                          1997
                                                        ----------------------------------------
                                                            Income         Shares      Per Share
                                                         (Numerator)   (Denominator)    Amount
(In thousands, except per share amounts)                ------------- --------------- ----------
Income from continuing operations .....................    $125,052
Less: Preferred stock dividends .......................          --
                                                           --------
Basic EPS:
 Income available to common shareholders from
  continuing operations ...............................     125,052        73,967       $ 1.69
                                                                                        ======
Effect of Dilutive Securities:
 Stock options ........................................          --           420
                                                           --------        ------
 Contingently issuable shares to MLI (Note 4) .........          --            --
                                                           --------        ------
Diluted EPS:
 Income available to common shareholders from
  continuing operations ...............................    $125,052        74,387       $ 1.68
                                                           ========        ======       ======

     Options to purchase 3,472,000 and 3,385,000 paired common shares at prices ranging from $21.85 to $36.46 were outstanding during the three and nine month periods ended September 30, 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on dates ranging from October 2001 to October 2007, were still outstanding at September 30, 1998.

     Contingently issuable shares totaling 6,297,000 related to the FEIT are not included in the calculation of diluted earnings per share for the three months ended September 30, 1998 as their inclusion would be antidilutive.

     Convertible debentures outstanding for the three and nine month periods ended September 30, 1998 and 1997 of 7,936,000 and 8,028,000, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                               AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
11. Earnings Per Share (Continued)

     Meditrust Operating Company earnings per share is computed as follows:




                                                        For the three months ended September 30,
                                                                          1998
                                                        ----------------------------------------
                                                            Income         Shares      Per Share
                                                         (Numerator)   (Denominator)    Amount
(In thousands, except per share amounts)                ------------- --------------- ----------
Loss from continuing operations .......................   $ (4,620)
Less: Preferred stock dividends .......................         --
                                                          --------
Basic EPS:
 Loss available to common shareholders from
  continuing operations ...............................     (4,620)       140,314      $ (0.03)
                                                                                       =======
Effect of Dilutive Securities:
 Stock options ........................................         --             --
 Contingently issuable shares to MLI (Note 4) .........         --             --
                                                          --------        -------
Diluted EPS:
 Loss available to common shareholders from
  continuing operations ...............................   $ (4,620)       140,314      $ (0.03)
                                                          ========        =======      =======


                                                        For the nine months ended September 30,
                                                                          1998
                                                        ----------------------------------------
                                                            Income         Shares      Per Share
                                                         (Numerator)   (Denominator)    Amount
(In thousands, except per share amounts)                ------------- --------------- ----------
Loss from continuing operations .......................   $ (6,498)
Less: Preferred stock dividends .......................         --
                                                          --------
Basic EPS:
 Loss available to common shareholders from
  continuing operations ...............................     (6,498)       110,799      $ (0.06)
                                                                                       =======
Effect of Dilutive Securities:
 Stock options ........................................         --            186
 Contingently issuable shares to MLI (Note 4) .........         --          4,982
                                                          --------        -------
Diluted EPS:
 Loss available to common shareholders from
  continuing operations ...............................   $ (6,498)       115,967      $ (0.06)
                                                          ========        =======      =======

     Options to purchase 379,000 and 353,000 paired common shares at prices ranging from $29.00 to $31.49 were outstanding during the three and nine month periods ended September 30, 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on dates ranging from December 1999 to April 2008, were still outstanding at September 30, 1998.

     Contingently issuable shares totaling 6,296,000 related to the FEIT are not included in the calculation of diluted earnings per share for the three months ended September 30, 1998 as their inclusion would be antidilutive.

     Convertible debentures outstanding for the three and nine month periods ended September 30, 1998 and 1997 of 7,936,000 and 8,028,000, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                               AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
11. Earnings Per Share (Continued)

     Operating Company holds common shares of Realty which are unpaired pursuant to a stock option plan approved by the shareholders. The common shares held totaled 1,305,000 as of September 30, 1998. These shares affect the calculation of Realty's net income per common share but are eliminated in the calculation of net income per paired common share for The Meditrust Companies.

12. Transactions between Realty and Operating Company
     Operating Company leases hotel facilities from Realty and its subsidiaries. The hotel facility lease arrangements between Operating Company and Realty include base and additional rent provisions and require Realty to assume costs attributable to property taxes and insurance.

     Operating Company has entered into a royalty arrangement with Realty for the use of the La Quinta tradename at a rate of approximately 2.5% of gross revenues, as defined in the facility lease agreement.

     During the year, Realty and Operating issued shares under The Meditrust 1995 Share Award Plan and The Operating Company 1995 Share Award Plan (collectively the "Plan"). Under the Plan, a like number of Shares of Realty or Operating, as the case may be, shall be purchased from the other corporation or arrangements shall be made with such other corporation for the simultaneous issuance by the other corporation of the same number of Paired Common Shares as the number of Common Shares issued in connection with an award.

     Amounts due from Realty and Operating in connection with awards of shares under the Plan are shown as a reduction of shareholders' equity in the accompanying consolidated balance sheets of Realty and Operating, respectively.


     In connection with certain acquisitions, Operating issued shares to Realty and recorded a receivable. Due to the affiliation of Realty and Operating Company, the receivable from Realty has been classified in Operating, shareholders' equity.

13. Subsequent Events
     On October 15, 1998 Realty declared a dividend of $0.62125 per share payable on November 13, 1998 to shareholders of record on October 30, 1998.

     On November 11, 1998, the boards of Directors of Realty and Operating Company unanimously approved a comprehensive restructuring plan designed to strengthen the Companies' financial position and clarify their investment and operating strategy by focusing on the healthcare and lodging business segments.


     The comprehensive plan includes pursuing the separation of its primary businesses, healthcare and lodging, by creating two separately-listed, publicly-traded real estate investment trusts ("REITs") to be accomplished by a spin off of healthcare financing business into a stand-alone REIT during the latter part of 1999. The plan contemplates continuation of operation of the healthcare and lodging businesses using the existing paired-share structure until the healthcare spin off takes place.

     The plan contemplates that the Companies will sell over $1 billion of non-strategic assets, including the Cobblestone Golf Group, the Santa Anita Racetrack and approximately $550 million of non-strategic healthcare properties. Proceeds from the sales of these assets will be used to achieve significant near-term debt reduction.

     The comprehensive restructuring plan also includes goals related to reduction of capital investments to reflect current industry operating conditions and of resetting its annual dividend amount to $1.84 per paired common share, an amount that is considered sustainable and a comparable payout ratio to that of its peer groups.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                               AND SUBSIDIARIES

              NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
13. Subsequent Events (Continued)

     On November 11, 1998, the Companies entered into an agreement with Merrill Lynch International and certain of its affiliates to settle the FEIT. Under the agreement, Realty has agreed to grant a mortgage of the Santa Anita Racetrack to Merrill Lynch and anticipates repaying Merrill Lynch approximately 50% of the FEIT in cash generated in part from the sale of certain assets. It is anticipated that the remaining FEIT will be discharged from the proceeds of the sale of equity securities of The Meditrust Companies with terms to be finalized shortly, which, if offered publicly will be offered pursuant to a prospectus. Merrill Lynch has agreed, subject to the terms of the settlement agreement, not to sell any shares of the existing FEIT until February 28, 1999 while the Companies complete the sale of equity securites and certain assets.

     Realty has reached an agreement with its bank group and is in the process of amending its New Credit Agreement. The amendment provides for: Realty's cash repayment of a portion of its FEIT; the amendment of certain financial covenants to accommodate asset sales, to exclude the impact of non-recurring charges and to provide for future operating flexibility; and the pledge of stock of the Companies' subsidiaries. This pledge of subsidiary stock will also extend on a pro rata basis to entitled bondholders. Realty has also agreed to increase the pricing of the credit facility by approximately 125 basis points.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
     Certain matters discussed herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Meditrust Companies (the "Companies"), consisting of Meditrust Corporation ("Realty") and Meditrust Operating Company ("Operating"), intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements, and are including this statement for purposes of complying with these safe harbor provisions. Although the Companies believe the forward-looking statements are based on reasonable assumptions, the Companies can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, the conditions of the capital markets at the time of the proposed spin-off of the health-care division, the identification of satisfactory prospective buyers for the non-strategic assets and the availability of financing for such prospective buyers, the availability of equity and debt financing for the Companies' capital investment program, interest rates, competition for hotel and golf services in a given market, the enactment of legislation impacting the Companies' status as a paired share real estate investment trust ("REIT") or Realty's status as a REIT, unanticipated delays or expenses on the part of the Companies and their suppliers in achieving year 2000 compliance and other risks detailed from time to time in the filings of Realty and Operating with the Securities and Exchange Commission ("SEC"), including, without limitation, joint quarterly reports on Form 10-Q, joint current reports on Form 8-K and 8-K/A, and joint annual reports on Form 10-K and 10-K/A.

     The basis of presentation includes Management's Discussion and Analysis of Financial Condition and Results of Operations for the combined and separate SEC registrants. Management of the Companies believes that combined presentation is most beneficial to the reader. However, it should be noted that combined results of operations for the three and nine months ended September 30, 1998 and 1997 are principally related to the activity of Realty.

     On November 5, 1997, Meditrust merged with Santa Anita Realty Enterprises, Inc., with Santa Anita Realty Enterprises, Inc. as the surviving corporation, and Meditrust Acquisition Company merged with Santa Anita Operating Company, with Santa Anita Operating Company as the surviving corporation (hereafter referred to as the "Santa Anita Merger" or "Santa Anita Mergers"). Upon completion of the Santa Anita Mergers, Santa Anita Realty Enterprises, Inc. changed its corporate name to "Meditrust Corporation" and Santa Anita Operating Company changed its corporate name to "Meditrust Operating Company." The Santa Anita Mergers were accounted for as reverse acquisitions whereby Meditrust and Meditrust Acquisition Company were treated as the acquirers for accounting purposes. Accordingly, the financial history is that of Meditrust and Meditrust Acquisition Company prior to the Santa Anita Mergers. For the three and nine month periods ended September 30, 1997, all share and per share amounts have been retroactively adjusted to reflect the 1.2016 exchange of shares of beneficial interest for paired common shares of the Companies.

The Meditrust Companies--Combined Results of Operations

Three months ended September 30, 1998 vs. Three months ended September 30, 1997

     Revenue for the three months ended September 30, 1998 was $216,202,000 compared to $74,744,000 for the three months ended September 30, 1997, an increase of $141,458,000. Revenue growth was primarily attributable to the addition of hotel operating revenue of $124,510,000 and increased rental and interest income of $16,948,000 as a result of additional real estate investments made over the last year.

     For the three months ended September 30, 1998, total expenses, excluding a provision for impairment discussed below, increased by $138,027,000. Expense growth was primarily attributable to the addition of operating expenses from the hotel segment of $58,298,000, which were incurred during the post-acquisition period from July 17, 1998 through September 30, 1998. Interest expense increased by $34,270,000 due to increases in debt outstanding resulting from additional real estate investments

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
The Meditrust Companies--Combined Results of Operations (Continued)

made over the past year and the acquisitions of La Quinta Inns, Inc. ("La Quinta") and Cobblestone Holdings, Inc. ("Cobblestone"). Depreciation and amortization increased by $27,907,000 which was a result of increased real estate investments and amortization of goodwill from the La Quinta acquisition completed on July 17, 1998. General and administrative expenses increased by $4,898,000 primarily due to a higher level of operating costs associated with portfolio growth and as a result of the mergers. Rental property operating expenses of $7,119,000 were incurred during the three months ended September 30, 1998 and related to property taxes incurred at hotel facilities and the management of medical office buildings. Other expenses during the quarter ended September 30, 1998 include a provision for loss on securities held for sale of $3,620,000 and non-recurring charges, primarily related to a restructuring plan discussed below, of $1,941,000.

Provision for impairment

     During the quarter ended September 30, 1998 Realty recorded a provision for impairment of $65,000,000, which includes healthcare assets to be sold, adjustments to the carrying value of owned properties, and mortgages. Realty commenced a reevaluation, during the quarter ended March 31, 1998, of its intentions with respect to certain existing healthcare assets. As a result of continued deteriorating performance at four healthcare facilities, management committed to a plan to sell these facilities as soon as practicable. Accordingly, Realty recorded a provision of $38,000,000 to adjust the carrying value of these facilities and related receivables to estimated fair value less costs to sell as of September 30, 1998. Realty also recorded a provision of $14,000,000 related to three owned facilities and a valuation reserve of $13,000,000 that related to Realty's mortgage loan portfolio, to adjust the carrying value to estimated fair value. These provisions were recorded based upon recent developments identified as part of a continuing evaluation of the existing health care portfolio.

Discontinued operations

     During the latter part of 1997 and 1998 the Companies pursued a strategy of diversifying into new businesses including horse racing, golf and lodging. During the third quarter of 1998, the Companies reassessed these business segments. In addition, a review of investment and operating strategies for the Companies was initiated. As a result, on November 11, 1998, the Companies approved a comprehensive restructuring plan including the disposal of the horse racing and golf segments as well as the sale of certain healthcare and other non-strategic assets.

     Accordingly, the Companies have classified approximately $856,000 of operating income from the horse racing and golf segments as discontinued during the quarter ended September 30, 1998. The Companies have recorded a provision of approximately $177,000,000 based upon the estimated proceeds to be realized on disposal of the horse racing and golf-related assets and operations.

     The resulting net loss available for common shareholders, after deducting preferred share dividends, for the three months ended September 30, 1998, was $198,684,000 compared to net income of $42,052,000 for the three months ended September 30, 1997. The net loss available to common shareholders per paired common share for the three months ended September 30, 1998 was $1.42 compared to net income per paired common share of $.57 for the three months ended September 30, 1997. The per paired common share amount decreased primarily due to the provisions for impairment and discontinued operations, and dilution resulting from mergers completed since September 30, 1997. Per paired common share amounts for 1997 have been restated to reflect the exchange of Meditrust Shares of Beneficial Interest for paired common shares of the Companies pursuant to the Santa Anita Merger. In connection with the Santa Anita, Cobblestone and La Quinta mergers, 24,822,000, 8,177,000 and 43,280,000 additional paired common shares are now outstanding.

Nine months ended September 30, 1998 vs. Nine months ended September 30, 1997
     Revenue for the nine months ended September 30, 1998 was $412,407,000 compared to $213,723,000 for the nine months ended September 30, 1997, an increase of $198,684,000. Revenue

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
Nine months ended September 30, 1998 vs. Nine months ended September 30, 1997 (Continued)

growth was primarily attributable to the addition of hotel operating revenue of $124,510,000 and increased rental and interest income of $48,174,000 as a result of additional real estate investments made over the last year net of mortgage prepayments. Other income for the nine months ended September 30, 1998 included a nonrecurring $26,000,000 prepayment and make-whole gain as a result of approximately $122,000,000 in mortgage investments that were repaid prior to their maturity.

     For the nine months ended September 30, 1998, total expenses, excluding a provision for impairment discussed below, increased by $180,094,000. Expense growth was primarily attributable to the addition of operating expenses from the hotel segment of $58,298,000, which were incurred during the post-acquisition period from July 17, 1998 to September 30, 1998. Interest expense increased by $46,004,000 due to increases in debt outstanding resulting from additional real estate investments made over the past year and the acquisitions of La Quinta and Cobblestone. Depreciation and amortization increased by $38,364,000 which was a result of increased real estate investments and amortization of goodwill from the La Quinta acquisition completed on July 17, 1998. General and administrative expenses increased by $8,959,000 primarily due to a higher level of operating costs associated with portfolio growth and as a result of the acquisition. Rental property operating expenses of $9,841,000 were incurred during the nine months ended September 30, 1998 and related to property taxes incurred at hotel facilities and the management of medical office buildings. During the nine months ended September 30, 1998 Realty recorded an unrealized loss on securities held for sale of $3,620,000 that were sold in the fourth quarter.


Provision for impairment

     During the nine months ended September 30, 1998 Realty recorded a provision for impairment of $73,000,000, which includes healthcare assets to be sold, adjustments to the carrying value of owned properties, and mortgages. Realty commenced a reevaluation, during the quarter ended March 31, 1998, of its intentions with respect to existing healthcare assets. As a result of continued deteriorating performance at six healthcare facilities, management committed to a plan to sell these facilities as soon as practicable. Accordingly, Realty recorded a provision of $46,000,000 to adjust the carrying value of these facilities and related receivables to estimated fair value less costs to sell as of September 30, 1998. Realty also recorded a provision of $14,000,000 of three owned facilities and a valuation reserve of $13,000,000 that related to Realty's mortgage loan portfolio to adjust the carrying value to estimated fair value. These provisions were recorded based upon recent developments identified as part of a continuing evaluation of the existing health care portfolio.


Other expenses

     During the nine months ended September 30, 1998 Realty also recorded a provision of $2,500,000 to adjust the carrying value of receivables related to certain existing healthcare facilities and established a $3,000,000 valuation reserve against other assets. Realty also has held other assets and receivables that are unrelated to its historical primary business of health care financing. Management has determined that further collection efforts for these assets is currently an inefficient use of its resources and therefore recorded a provision of approximately $5,100,000 to reduce the carrying value of these assets to net realizable value during the nine months ended September 30, 1998. In addition, during the nine months ended September 30, 1998 Realty recorded approximately $5,000,000 of non-recurring costs related to the evaluation of certain acquisition targets for which it is no longer pursuing and charges related to a restructuring plan.


Discontinued operations

     During the latter part of 1997 and 1998 the Companies pursued a strategy of diversifying into new businesses including horse racing, golf and lodging. During the third quarter of 1998, the Companies reassessed these business segments. In addition, a review of investment and operating strategies for the Companies was initiated. As a result, on November 11, 1998, the Companies approved a

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
Nine months ended September 30, 1998 vs. Nine months ended September 30, 1997 (Continued)

comprehensive restructuring plan including the disposal of the horse racing and golf segments as well as the sale of certain healthcare and other non-strategic assets.

     Accordingly, the Companies have classified approximately $10,721,000 of operating income from the horse racing and golf segments as discontinued during the nine months ended September 30, 1998. The Companies have recorded a provision of approximately $177,000,000 based upon the estimated proceeds to be realized on disposal of the horse racing and golf-related assets and operations.


     The resulting net loss available for common shareholders, after deducting preferred share dividends, for the nine months ended September 30, 1998, was $99,273,000 compared to net income of $125,052,000 for the nine months ended September 30, 1997. The net loss available to common shareholders per paired common share for the nine months ended September 30, 1998 was $.90 compared to net income per paired common share of $1.69 for the nine months ended September 30, 1997. The per paired common share amount decreased primarily due to the provisions for impairment and discontinued operations, and dilution resulting from mergers completed since September 30, 1997. Per paired common share amounts for 1997 have been restated to reflect the exchange of Meditrust Shares of Beneficial Interest for paired common shares of the Companies pursuant to the Santa Anita Merger. In connection with the Santa Anita, Cobblestone and La Quinta mergers, 24,822,000, 8,177,000 and 43,280,000 additional paired common shares are now outstanding.


The Meditrust Companies--Combined Financial Condition
     As of September 30, 1998, the Companies' gross real estate investments totaled approximately $5,654,866,000, consisting of 216 long-term care facilities, 198 retirement and assisted living facilities, 34 medical office buildings, 25 rehabilitation hospitals, six alcohol and substance abuse treatment facilities and psychiatric hospitals, one acute care hospital campus, 283 hotel facilities in service with 20 more under construction, and a 50% interest in a fashion mall. As of September 30, 1998, the Companies' outstanding commitments for additional financing totaled approximately $261,000,000 for the completion of 38 assisted living facilities, five long-term care facilities, five medical office buildings and 20 hotel facilities currently under construction and additions to existing facilities in the portfolio.


     On November 11, 1998 the boards of directors of Realty and Operating approved a comprehensive restructuring plan. Significant components of the restructuring plan include the sale of the Cobblestone Golf Group, the Santa Anita Racetrack and certain pieces of artwork contained therein, and certain healthcare properties. The Companies have letters of intent to sell approximately $400,000,000 of healthcare properties at approximately their original investment value and is close to signing a definitive agreement to sell the Santa Anita Racetrack. The sale of Santa Anita Racetrack is expected to close at the end of 1998.


     The Companies provide funding for new investments through a combination of long-term and short-term financing including both debt and equity as well as the sale of assets. The Companies obtain long-term financing through the issuance of shares, long-term unsecured notes, convertible debentures and the assumption of mortgage notes. The Companies obtain short-term financing through the use of bank lines of credit which are replaced with long-term financing as appropriate. From time to time, the Companies may utilize interest rate caps or swaps to attempt to hedge interest rate volatility. It is the Companies' objective to match mortgage and lease terms with the terms of their borrowings. The Companies attempt to maintain an appropriate spread between their borrowing costs and the rate of return on their investments. When development loans convert to sale/leaseback transactions or permanent mortgage loans, the base rent or interest rate, as appropriate, is fixed at the time of such conversion. There is, however, no assurance that the Companies will satisfactorily achieve, if at all, the objectives set forth in this paragraph.


     On February 26, 1998, the Companies entered into transactions with Merrill Lynch International, a UK-based broker/dealer subsidiary of Merrill Lynch & Co., Inc. ("MLI"). Pursuant to the terms of a Stock

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
The Meditrust Companies--Combined Financial Condition (Continued)

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

     This Forward Equity Issuance Transaction ("FEIT") has been accounted for as an equity transaction with the original 8,500,000 paired common shares treated as outstanding from their date of issuance for both basic and diluted earnings per share purposes. Contingent shares, calculated based upon the Companies' September 30, 1998 stock price, are included in the calculation of diluted earnings per share. The accounting treatment for this type of transaction is being reviewed by the Emerging Issues Task Force ("EITF"). The Securities and Exchange Commission has concluded that until the EITF has an opportunity to perform a full review of this type of transaction, future transactions of this type will be accounted for as debt. For previously completed transactions such as the Companies', the Securities and Exchange Commission will not object to the accounting treatment reflected in this Quarterly Report on Form 10-Q.

     Pursuant to the FEIT agreement, the Companies placed in a collateral account approximately 8,714,000 paired common shares, based on various measurement dates prior to September 30, 1998. According to the terms of the FEIT, had the closing stock price of $17.06 on September 30, 1998 been used, approximately 2,417,000 paired common shares would have been required to be returned to the Companies.

     On November 11, 1998, the Companies entered into an agreement with Merrill Lynch International and certain of its affiliates to settle the FEIT. Under the agreement, Realty has agreed to grant a mortgage of the Santa Anita Racetrack to Merrill Lynch and anticipates repaying Merrill Lynch approximately 50% of the FEIT in cash generated in part from the sale of certain assets. It is anticipated that the remaining FEIT will be discharged from the proceeds of the sale of equity securities of The Meditrust Companies with terms to be finalized shortly, which, if offered publicly will be offered pursuant to a prospectus. Merrill Lynch has agreed, subject to the terms of the settlement agreement, not to sell any shares of the existing FEIT until February 28, 1999 while the Companies completes the sale of equity securities and certain assets.

     On May 29, 1998, Realty completed its merger with Cobblestone pursuant to an Agreement and Plan of Merger dated as of January 11, 1998, as amended by a First Amendment thereto dated as of March 16, 1998 (as amended, the "Merger Agreement"). Under the terms of the Merger Agreement, Cobblestone, the parent of Cobblestone Golf Group, Inc., merged with and into Realty, with Realty as

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
The Meditrust Companies--Combined Financial Condition (Continued)

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

     On July 17, 1998, Realty completed its merger with La Quinta pursuant to a merger agreement dated January 3, 1998, and amendments thereto (as amended, the "La Quinta Merger Agreement"). Under the terms of the La Quinta Merger Agreement, La Quinta merged with and into Realty, with Realty as the surviving corporation (the "La Quinta Merger").

     Upon the closing of the La Quinta Merger, each share of common stock of La Quinta was converted into the right to receive 0.736 paired common shares, reduced by the amount to be received in an earnings and profits distribution. Approximately 43,280,000 paired common shares, with an aggregate market value of approximately $1,172,636,000, and approximately $956,054,000 were exchanged in order to consummate the La Quinta Merger. In addition, Realty assumed approximately $835,915,000 of La Quinta's debt and associated costs. Accordingly, the operations of La Quinta are included in the combined and consolidated financial statements since consummation of the La Quinta Merger. The total consideration paid in connection with the La Quinta Merger was approximately $2,946,601,000. The excess of the purchase price, including costs of the La Quinta Merger, over the fair value of the net assets acquired approximated $285,821,000, and is being amortized over 20 years.

     On July 17, 1998 Realty executed an agreement for an unsecured bank facility for a total of $2,250,000,000 bearing interest at the lenders' prime rate plus .50% or LIBOR plus 1.375% (7.06% at November 3, 1998). The facility is comprised of three tranches with term loans at various maturity dates between July 17, 1999 and July 17, 2001 and a revolving tranche with availability of $1,000,000,000 maturing July 17, 2001. A total of $310,000,000 was available at November 3, 1998.

     Realty has reached an agreement with its bank group and is in the process of amending its New Credit Agreement. The amendment provides for: Realty's cash repayment of a portion of its FEIT; the amendment of certain financial covenants to accommodate asset sales, to exclude the impact of non-recurring charges and to provide for future operating flexibility; and the pledge of stock of the Companies' subsidiaries. This pledge of subsidiary stock will also extend on a pro rata basis to entitled bondholders. Realty has also agreed to increase the pricing of the credit facility by approximately 125 basis points.

     On August 17, 1998, Realty redeemed $100,000,000 Remarketed Reset Notes due August 15, 2002 at par value. On September 11, 1998, Realty redeemed $120,000,000 of 9-1/4% Senior Subordinated Notes due 2003 at 103.46% of par. Realty's credit facility was used to finance both redemptions.

     The Companies had shareholders' equity of $3,267,229,000 and debt constituted 51% of the Companies' total capitalization as of September 30, 1998.

     On October 15, 1998 Realty declared a dividend of $0.62125 per share payable on November 13, 1998 to shareholders of record on October 30, 1998.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
The Meditrust Companies--Combined Financial Condition (Continued)

     In addition, the Companies have an effective shelf registration statement on file with the Securities and Exchange Commission under which the Companies may issue $1,875,000,000 of securities including shares, preferred stock, debt, series common stock, convertible debt and warrants to purchase shares, preferred shares, debt, series common stock and convertible debt.

     The Companies believe that their various sources of capital are adequate to finance their operations as well as pending acquisitions, mortgage financings and future dividends. Over the next twelve months, as the Companies identify appropriate investment opportunities, the Companies may raise additional capital through the sale of assets, shares, series common stock or preferred stock, the issuance of additional long-term debt, through a securitization transaction.


Realty--Results of Operations


Three months ended September 30, 1998 vs. Three months ended September 30, 1997

     Revenue for the three months ended September 30, 1998 was $159,404,000 compared to $74,744,000 for the three months ended September 30, 1997, an increase of $84,660,000. Revenue growth was primarily attributable to an increase in healthcare rental and interest income of $16,757,000 due to additional real estate investments made over the last year net of mortgage prepayments. The increase also arose from other income of $1,080,000 and rent, interest and royalty income of $66,823,000 collected from Operating, principally related to the addition of hotel rental activities.

     For the three months ended September 30, 1998, total expenses, excluding a provision for impairment discussed below, increased by $75,545,000. Interest expense increased $34,239,000 due to increases in debt outstanding resulting from additional real estate investments made over the past year and the acquisitions of La Quinta and Cobblestone. Depreciation and amortization increased by $25,852,000 which was a result of increased real estate investments and amortization of goodwill from the La Quinta acquisition completed on July 17, 1998. General and administrative expenses increased by $4,181,000 primarily due to a higher level of operating costs associated with portfolio growth and as a result of the merger. Rental and hotel property operating expenses of $7,679,000 were incurred during the three months ended September 30, 1998 and principally related to property taxes incurred at hotel facilities and the management of medical office buildings. During the three months ended September 30, 1998 Realty also recorded an unrealized loss on securities held for sale of $3,620,000 that were sold in the fourth quarter.


Provision for impairment

     During the quarter ended September 30, 1998 Realty recorded a provision for impairment of $65,000,000, which includes healthcare assets to be sold, adjustments to the carrying value of owned properties, and mortgages. Realty commenced a reevaluation, during the quarter ended March 31, 1998, of its intentions with respect to certain existing healthcare assets. As a result of continued deteriorating performance at four healthcare facilities, management committed to a plan to sell these facilities as soon as practicable. Accordingly, Realty recorded a provision of $38,000,000 to adjust the carrying value of these facilities and related receivables to estimated fair value less costs to sell as of September 30, 1998. Realty also recorded a provision of $14,000,000 of three owned facilities and a valuation reserve of $13,000,000 that related to Realty's mortgage loan portfolio to adjust the carrying value to estimated fair value. These provisions were recorded based upon recent developments identified as part of a continuing evaluation of the existing health care portfolio.


Discontinued operations

     During the latter part of 1997 and 1998 the Companies pursued a strategy of diversifying into new businesses including horse racing, golf and lodging. During the third quarter of 1998, the Companies reassessed these business segments. In addition, a review of investment and operating strategies for the Companies was initiated. As a result, on November 11, 1998, the Companies approved a

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
Three months ended September 30, 1998 vs. Three months ended September 30, 1997 (Continued)

comprehensive restructuring plan including the disposal of the horse racing and golf segments as well as the sale of certain healthcare and other non-strategic assets.


     Accordingly, Realty has classified approximately $3,422,000 of net income from the horse racing and golf segments as discontinued during the quarter ended September 30, 1998. Realty has also recorded a provision of approximately $173,000,000 based upon the estimated proceeds to be realized on disposal of the horse racing and golf-related assets and operations.


     The resulting net loss available for common shareholders, after deducting preferred share dividends, for the three months ended September 30, 1998, was $186,998,000 compared to net income of $42,052,000 for the three months ended September 30, 1997. The net loss available to common shareholders per share for the three months ended September 30, 1998 was $1.32 compared to net income per share of $.57 for the three months ended September 30, 1997. The per share amount decreased primarily due to the provisions for impairment and discontinued operations, and dilution resulting from mergers completed since September 30, 1997.


Nine months ended September 30, 1998 vs. Nine months ended September 30, 1997
     Revenue for the nine months ended September 30, 1998 was $355,845,000 compared to $213,723,000 for the nine months ended September 30, 1997, an increase of $142,122,000. Revenue growth was primarily attributable to increased rental and interest income of $47,730,000 as a result of additional real estate investments made over the last year, net of mortgage prepayments. The increase also arose from other income of $1,080,000 and rent, interest and royalty income of $67,312,000 collected from Operating, principally related to the addition of hotel rental activities. Other income for the nine months ended September 30, 1998 included a nonrecurring $26,000,000 prepayment and make-whole gain as a result of approximately $122,000,000 in mortgage investments that were repaid prior to their maturity.


     For the nine months ended September 30, 1998, total expenses, excluding a provision for impairment discussed below, increased by $115,970,000. Interest expense increased $45,973,000 due to increases in debt outstanding resulting from additional real estate investments made over the past year and the acquisitions of La Quinta and Cobblestone. Depreciation and amortization increased by $35,906,000 which was a result of increased real estate investments and amortization of goodwill from the La Quinta acquisition completed on July 17, 1998. General and administrative expenses increased by $7,003,000 primarily due to a higher level of operating costs associated with portfolio growth and as a result of the acquisition. Rental and hotel property operating expenses of $10,401,000 were incurred during the nine months ended September 30, 1998 and principally related to property taxes incurred at hotel facilities and the management of medical office buildings. During the nine months ended September 30, 1998 Realty recorded an unrealized loss on securities held for sale of $3,620,000 that were sold in the fourth quarter.


Provision for impairment

     During the nine months ended September 30, 1998 Realty recorded a provision for impairment of $73,000,000, which includes healthcare assets to be sold, adjustments to the carrying value of owned properties, and mortgages. Realty commenced a reevaluation, during the quarter ended March 31, 1998, of its intentions with respect to existing healthcare assets. As a result of continued deteriorating performance at six healthcare facilities, management committed to a plan to sell these facilities as soon as practicable. Accordingly, Realty recorded a provision of $46,000,000 to adjust the carrying value of these facilities and related receivables to estimated fair value less costs to sell as of September 30, 1998. Realty also recorded a provision of $14,000,000 to three owned facilities and a valuation reserve of $13,000,000 that related to Realty's mortgage loan portfolio to adjust the carrying value to estimated fair value. These provisions were recorded based upon recent developments identified as part of a continuing evaluation of the existing health care portfolio.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
Nine months ended September 30, 1998 vs. Nine months ended September 30, 1997
                               (Continued)

Other expenses

     During the nine months ended September 30, 1998 Realty also recorded a provision of $2,500,000 to adjust the carrying value of working capital receivables related to certain existing healthcare facilities and established a $3,000,000 valuation reserve against other assets. Realty also has held other assets and receivables that are unrelated to its historical primary business of health care financing. Management has determined that further collection efforts for these assets is currently an inefficient use of its resources and therefore recorded a provision of approximately $5,000,000 to reduce the carrying value of these assets to net realizable value during the nine months ended September 30, 1998. In addition, during the nine months ended September 30, 1998 Realty recorded approximately $3,041,000 of non-recurring costs related to the evaluation of certain acquisition targets for which it is no longer pursuing and charges related to a restructuring plan.

Discontinued operations

     During the latter part of 1997 and 1998 the Companies pursued a strategy of diversifying into new businesses including horse racing, golf and lodging. During the first quarter of 1998 Realty commenced a reevaluation of its existing health care real estate portfolio and other assets. As a result during the third quarter of 1998, the Companies reassessed these business segments. In addition, a review of investment and operating strategies for the Companies was initiated. As a result, on November 11, 1998, the Companies approved a comprehensive restructuring plan including the disposal of the horse racing and golf segments as well as the sale of certain healthcare and other non-strategic assets.

     Accordingly, Realty has classified approximately $14,635,000 of net income from the horse racing and golf segments as discontinued during the nine months ended September 30, 1998. Realty has also recorded a provision of approximately $173,000,000 based upon the estimated proceeds to be realized on disposal of the horse racing and golf-related assets and operations.

     The resulting net loss available for common shareholders, after deducting preferred share dividends, for the nine months ended September 30, 1998, was $84,361,000 compared to net income of $125,052,000 for the nine months ended September 30, 1997. The net loss available to common shareholders per share for the nine months ended September 30, 1998 was $.75 compared to net income per share of $1.69 for the nine months ended September 30, 1997. The per share amount decreased primarily due to the provisions for impairment and discontinued operations, and dilution resulting from mergers completed since September 30, 1997.

Realty--Financial Condition
     As of September 30, 1998, the Realty's gross real estate investments totaled approximately $5,654,866,000, consisting of 216 long-term care facilities, 198 retirement and assisted living facilities, 34 medical office buildings, 25 rehabilitation hospitals, six alcohol and substance abuse treatment facilities and psychiatric hospitals, one acute care hospital campus, 283 hotel facilities in service with 20 more under construction, and a 50% interest in a fashion mall. As of September 30, 1998, the Realty's outstanding commitments for additional financing totaled approximately $261,000,000 for the completion of 38 assisted living facilities, five long-term care facilities, five medical office buildings and 20 hotel facilities currently under construction and additions to existing facilities in the portfolio.

     On November 11, 1998 the boards of directors of Realty and Operating approved a comprehensive restructuring plan. Significant components of the restructuring plan include the sale of the Cobblestone Golf Group, the Santa Anita Racetrack and certain pieces of artwork contained therein, and certain healthcare properties. The Companies have letters of intent to sell approximately $400,000,000 of healthcare properties at approximately their original investment value and is close to signing a definitive agreement to sell the Santa Anita Racetrack. The sale of Santa Anita Racetrack is expected to close at the end of 1998.

     The Companies provide funding for new investments through a combination of long-term and short-term financing including both debt and equity as well as the sale of assets. The Companies obtain long-

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
Realty--Financial Condition (Continued)

term financing through the issuance of shares, long-term unsecured notes, convertible debentures and the assumption of mortgage notes. The Companies obtain short-term financing through the use of bank lines of credit which are replaced with long-term financing as appropriate. From time to time, the Companies may utilize interest rate caps or swaps to attempt to hedge interest rate volatility. It is the Companies' objective to match mortgage and lease terms with the terms of their borrowings. The Companies attempt to maintain an appropriate spread between their borrowing costs and the rate of return on their investments. When development loans convert to sale/leaseback transactions or permanent mortgage loans, the base rent or interest rate, as appropriate, is fixed at the time of such conversion. There is, however, no assurance that the Companies will satisfactorily achieve, if at all, the objectives set forth in this paragraph.


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


     This Forward Equity Issuance Transaction ("FEIT") has been accounted for as an equity transaction with the original 8,500,000 paired common shares treated as outstanding from their date of issuance for both basic and diluted earnings per share purposes. Contingent shares, calculated based upon the Companies' September 30, 1998 stock price, are included in the calculation of diluted earnings per share. The accounting treatment for this type of transaction is being reviewed by the Emerging Issues Task Force ("EITF"). The Securities and Exchange Commission has concluded that until the EITF has an opportunity to perform a full review of this type of transaction, future transactions of this type will be accounted for as debt. For previously completed transactions such as the Companies', the Securities and Exchange Commission will not object to the accounting treatment reflected in this Quarterly Report on Form 10-Q.


     Pursuant to the FEIT agreement, the Companies placed in a collateral account approximately 8,714,000 paired common shares, based on various measurement dates prior to September 30, 1998. According to the terms of the FEIT, had the closing stock price of $17.06 on September 30, 1998 been used, approximately 2,417,000 paired common shares would have been required to be returned to the Companies.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
Realty--Financial Condition (Continued)

     On November 11, 1998, the Companies entered into an agreement with Merrill Lynch International and certain of its affiliates to settle the FEIT. Under the agreement, Realty has agreed to grant a mortgage of the Santa Anita Racetrack to Merrill Lynch and anticipates repaying Merrill Lynch approximately 50% of the FEIT in cash generated in part from the sale of certain assets. It is anticipated that the remaining FEIT will be discharged from the proceeds of the sale of equity securities of The Meditrust Companies with terms to be finalized shortly, which, if offered publicly will be offered pursuant to a prospectus. Merrill Lynch has agreed, subject to the terms of the settlement agreement, not to sell any shares of the existing FEIT until February 28, 1999 while the Companies completes the sale of equity securities and certain assets.

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

     On July 17, 1998, Realty completed its merger with La Quinta Inns, Inc. ("La Quinta") pursuant to a merger agreement dated January 3, 1998, and as amended thereto (as amended, the "La Quinta Merger Agreement"). Under the terms of the La Quinta Merger Agreement, La Quinta merged with and into Realty, with Realty as the surviving corporation (the "La Quinta Merger").

     Upon the closing of the La Quinta Merger, each share of common stock of La Quinta was converted into the right to receive 0.736 paired common shares, reduced by the amount to be received in an earnings and profits distribution. Approximately 43,280,000 paired common shares, with an aggregate market value of approximately $1,172,636,000, and approximately $956,054,000 were exchanged in order to consummate the La Quinta Merger. In addition, Realty assumed approximately $835,915,000 of La Quinta's debt and associated costs. Accordingly, the operations of La Quinta are included in the combined and consolidated financial statements since consummation of the La Quinta Merger. The total consideration paid in connection with the La Quinta Merger was approximately $2,946,601,000. The excess of the purchase price, including costs of the La Quinta Merger, over the fair value of the net assets acquired approximated $285,821,000, and is being amortized over 20 years.

     On July 17, 1998 Realty executed an agreement for an unsecured bank facility for a total of $2,250,000,000 bearing interest at the lenders' prime rate plus .50% or LIBOR plus 1.375% (7.06% at November 3, 1998). The facility is comprised of three tranches with term loans at various maturity dates between July 17, 1999 and July 17, 2001 and a revolving tranche with availability of $1,000,000,000 maturing July 17, 2001. A total of $310,000,000 was available at November 3, 1998.

     Realty has reached an agreement with its bank group and is in the process of amending its New Credit Agreement. The amendment provides for: Realty's cash repayment of a portion of its FEIT; the

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
Realty--Financial Condition (Continued)

amendment of certain financial covenants to accommodate asset sales, to exclude the impact of non-recurring charges and to provide for future operating flexibility; and the pledge of stock of the Companies' subsidiaries. This pledge of subsidiary stock will also extend on a pro rata basis to entitled bondholders. Realty has also agreed to increase the pricing of the credit facility by approximately 125 basis points.

     On August 17, 1998, Realty redeemed $100,000,000 Remarketed Reset Notes due August 15, 2002 at par value. On September 11, 1998, Realty redeemed $120,000,000 of 91/4% Senior Subordinated Notes due 2003 at 103.46% of par. Realty's credit facility was used to finance both redemptions.

     In addition, the Companies have an effective shelf registration statement on file with the Securities and Exchange Commission under which the Companies may issue $1,875,000,000 of securities including shares, preferred stock, debt, series common stock, convertible debt and warrants to purchase shares, preferred shares, debt, series common stock and convertible debt.

     Realty had shareholders' equity of $3,216,391,000 and debt constituted 51% of Realty's total capitalization as of September 30, 1998.


     On October 15, 1998 Realty declared a dividend of $0.62125 per share payable on November 13, 1998 to shareholders of record on October 30, 1998.


     Realty believes that various sources of capital are adequate to finance its operations as well as pending acquisitions, mortgage financings and future dividends. Over the next twelve months, as realty identifies appropriate investment opportunities, Realty may raise additional capital through the sale of assets, shares, series common stock or preferred stock, the issuance of additional long-term debt, through a securitization transaction.


Operating--Results of Operations


Three months ended September 30, 1998
     Operating derives its revenue primarily from hotel facility operations. Hotel revenues were $123,430,000 during the post-merger period of July 17, 1998 through September 30, 1998. Interest and other income was $191,000 for the three months ended September 30, 1998.


     For the three months ended September 30, 1998, total expenses were $129,305,000. Expenses were primarily attributable to the addition of operating expenses from the hotel segment of $57,738,000 and interest, royalty and rent expenses paid to Realty of $66,823,000 which were incurred during the post-acquisition period from July 17, 1998 to September 30, 1998. Depreciation and amortization expense was $2,055,000 primarily for depreciation of furniture and fixtures as a result of the La Quinta acquisition and amortization of goodwill as a result of the La Quinta and Santa Anita acquisitions. Other expenses were $1,941,000 and primarily consisted of non-recurring charges related to a restructuring plan discussed below. General and administrative expenses were $717,000.


Discontinued operations

     During the latter part of 1997 and 1998 the Companies pursued a strategy of diversifying into new businesses including horse racing, golf and lodging. During the third quarter of 1998, the Companies reassessed these business segments. In addition, a review of investment and operating strategies for the Companies was initiated. As a result, on November 11, 1998, the Companies approved a comprehensive restructuring plan including the disposal of the horse racing and golf segments as well as the sale of certain healthcare and other non-strategic assets.


     Accordingly, Operating has classified approximately $2,566,000 of net losses from the horse racing and golf segments as discontinued during the three months ended September 30, 1998. Operating has also recorded a provision of approximately $4,500,000 based upon the estimated proceeds to be realized on disposal of certain operating assets.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
Three months ended September 30, 1998 (Continued)

     As a result, a net loss of $11,686,000 was incurred for the three months ended September 30, 1998.


Nine months ended September 30, 1998


Operating--Results of Operations
     Operating derives its revenue primarily from hotel facility operations. Hotel revenues were $123,430,000 during the post-merger period of July 17, 1998 through September 30, 1998. Interest and other income was $444,000 for the three months ended September 30, 1998.

     For the nine months ended September 30, 1998, total expenses were $131,436,000. Expenses were primarily attributable to the addition of operating expenses from the hotel segment of $57,738,000 and interest, royalty and rent expenses paid to Realty of $67,312,000. Depreciation and amortization expense was $2,458,000 primarily for depreciation of furniture and fixtures as a result of the La Quinta acquisition and amortization of goodwill as a result of the La Quinta and Santa Anita acquisitions. Other expenses were $1,941,000 and primarily consisted of non-recurring charges related to a restructuring plan discussed below. General and administrative expenses were $1,956,000.


Discontinued operations

     During the latter part of 1997 and 1998 the Companies pursued a strategy of diversifying into new businesses including horse racing, golf and lodging. During the third quarter of 1998, the Companies reassessed these business segments. In addition, a review of investment and operating strategies for the Companies was initiated. As a result, on November 11, 1998, the Companies approved a comprehensive restructuring plan including the disposal of the horse racing and golf segments as well as the sale of certain healthcare and other non-strategic assets.

     Accordingly, Operating has classified approximately $3,914,000 of net losses from the horse racing and golf segments as discontinued during the nine months ended September 30, 1998. Operating has also recorded a provision of approximately $4,500,000 based upon the estimated proceeds to be realized on disposal of certain operating assets.

     As a result, a net loss of $14,912,000 was incurred for the nine months ended September 30, 1998.


Operating--Financial Condition
     Operating provides funding from hotel operations and through a combination of long-term and short-term financing including both debt and equity. Operating obtains long-term financing through the issuance of common shares and unsecured notes. Operating obtains short-term financing through borrowings from Realty.

     On November 11, 1998 the boards of directors of Realty and Operating approved a comprehensive restructuring plan. Significant components of the restructuring plan include the sale of the Cobblestone Golf Group, the Santa Anita Racetrack and certain pieces of artwork contained therein, and certain healthcare properties. The Companies have letters of intent to sell approximately $400,000,000 of healthcare properties at approximately their original investment value and is close to signing a definitive agreement to sell the Santa Anita Racetrack. The sale of Santa Anita Racetrack is expected to close at the end of 1998.

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

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
Operating--Financial Condition (Continued)

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

     This Forward Equity Issuance Transaction ("FEIT") has been accounted for as an equity transaction with the original 8,500,000 paired common shares treated as outstanding from their date of issuance for both basic and diluted earnings per share purposes. Contingent shares, calculated based upon the Companies' September 30, 1998 stock price, are included in the calculation of diluted earnings per share. The accounting treatment for this type of transaction is being reviewed by the Emerging Issues Task Force ("EITF"). The Securities and Exchange Commission has concluded that until the EITF has an opportunity to perform a full review of this type of transaction, future transactions of this type will be accounted for as debt. For previously completed transactions such as the Companies', the Securities and Exchange Commission will not object to the accounting treatment reflected in this Quarterly Report on Form 10-Q.

     Pursuant to the FEIT agreement, the Companies placed in a collateral account approximately 8,714,000 paired common shares, based on various measurement dates prior to September 30, 1998. According to the terms of the FEIT, had the closing stock price of $17.06 on September 30, 1998 been used, approximately 2,417,000 paired common shares would have been required to be returned to the Companies.

     On November 11, 1998, the Companies entered into an agreement with Merrill Lynch International and certain of its affiliates to settle the FEIT. Under the agreement, Realty has agreed to grant a mortgage of the Santa Anita Racetrack to Merrill Lynch and anticipates repaying Merrill Lynch approximately 50% of the FEIT in cash generated in part from the sale of certain assets. It is anticipated that the remaining FEIT will be discharged from the proceeds of the sale of equity securities of The Meditrust Companies with terms to be finalized shortly, which, if offered publicly will be offered pursuant to a prospectus. Merrill Lynch has agreed, subject to the terms of the settlement agreement, not to sell any shares of the existing FEIT until February 28, 1999 while the Companies completes the sale of equity securities and certain assets.

     On May 29, 1998, Realty completed its merger with Cobblestone Holdings, Inc. ("Cobblestone") pursuant to an Agreement and Plan of Merger dated as of January 11, 1998, as amended by a First Amendment thereto dated as of March 16, 1998 (as amended, the "Merger Agreement"). Under the terms of the Merger Agreement, Cobblestone, the parent of Cobblestone Golf Group, Inc., merged with and into Realty, with Realty as the surviving corporation (the "Cobblestone Merger"). Upon the closing of the Cobblestone Merger, each share of common stock of Cobblestone was converted into the right to receive 3.867 paired common shares and each share of preferred stock of Cobblestone was converted into the right to receive .2953 paired common shares. The total number of paired common shares issued in connection with the Cobblestone Merger was approximately 8,177,000, with an aggregate market value

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
Operating--Financial Condition (Continued)

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

     Operating had shareholders' equity of $50,953,000 as of September 30, 1998.

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

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

Other Events
     On November 11, 1998, the boards of Directors of Realty and Operating Company unanimously approved a comprehensive restructuring plan designed to strengthen the Companies' financial position and clarify their investment and operating strategy by focusing on the healthcare and lodging business segments.


     The comprehensive plan includes pursuing the separation of its primary businesses, healthcare and lodging, by creating two separately-listed, publicly-traded real estate investment trusts ("REITs") to be accomplished by a spin off of healthcare financing business into a stand-alone REIT during the latter part of 1999. The plan contemplates continuation of operation of the healthcare and lodging businesses using the existing paired-share structure until the healthcare spin off takes place.

     The plan contemplates that the Companies will sell over $1 billion of non-strategic assets, including the Cobblestone Golf Group, the Santa Anita Racetrack and approximately $550 million of non-strategic healthcare properties. Proceeds from the sales of these assets will be used to achieve significant near-term debt reduction.

     The comprehensive restructuring plan also includes goals related to reduction of capital investments to reflect current industry operating conditions and of resetting its annual dividend amount to $1.84 per paired common share, an amount that is considered sustainable and a comparable payout ratio to that of its peer groups.

     On November 11, 1998, the Companies entered into an agreement with Merrill Lynch International and certain of its affiliates to settle the FEIT. Under the agreement, Realty has agreed to grant a mortgage of the Santa Anita Racetrack to Merrill Lynch and anticipates repaying Merrill Lynch approximately 50% of the FEIT in cash generated in part from the sale of certain assets. It is anticipated that the remaining FEIT will be discharged from the proceeds of the sale of equity securities of The Meditrust Companies with terms to be finalized shortly, which, if offered publicly will be offered pursuant to a prospectus. Merrill Lynch has agreed, subject to the terms of the settlement agreement, not to sell any shares of the existing FEIT until February 28, 1999 while the Companies complete the sale of equity securites and certain assets.

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


Newly Issued Accounting Standards
     Financial Accounting Standards Board Statement No. 133 ("SFAS 133"):
"Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, although early application is encouraged. SFAS 133 established standards related to the Companies financial risks associated with their activity as it relates to financial activities with respect to derivative instruments and hedging. The Companies are evaluating the impact of this pronouncement and intend to adopt the requirements of SFAS 133 in the financial statements for the year ending December 31, 1998 and do not believe implementation will have a material effect on the financial statements.

Year 2000
     The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

     The Companies' State of Readiness. The Companies have developed a five-phase plan to address their Year 2000 issues (their "Year 2000 Plan"). The five phases are: (i) Awareness, (ii) Assessment, (iii) Remediation, (iv) Testing and (v) Implementation.

     Awareness. The Companies have made the relevant employees aware of the Year 2000 issue and collected information from such employees regarding systems that might be affected. Management has

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
Year 2000 (Continued)

put together a Year 2000 Steering Committee to oversee the Companies' progress with respect to the implementation of their Year 2000 Plan.

     Assessment. The Companies have substantially completed an assessment of their internally and externally developed computer information systems. Operating is in the process of obtaining written verification from vendors to the effect that externally developed computer information systems acquired from such vendors correctly distinguish dates before the year 2000. Operating expects to obtain such verifications, or a commitment from the relevant vendors to provide a solution, by no later than the first quarter of 1999. In addition, the companies are considering engagement of outside consultants to review the plan and assessment. Realty is in the process of obtaining written verification from its externally developed general ledger information system and payroll service provider to insure it correctly distinguishes dates before the year 2000.

     The Companies are currently evaluating and assessing their other electronic systems that include embedded technology, such as telecommunications, security, HVAC, elevator, fire and safety systems, and expect that their assessment will be completed by first quarter of 1999. The Companies are aware that such systems contain embedded chips that are difficult to identify and test and may require complete replacement because they cannot be repaired. Failure of the companies to identify or remediate any embedded chips (either on an individual or aggregate basis) on which significant business operations depend, such as phone systems, could have a material adverse impact on the Companies' business, financial condition and results of operations.

     The Companies' primary financial service providers are its primary bank, credit card and payroll processors each of which will be required to provide written verification to the Companies by no later than the first quarter of 1999 that it will be Year 2000 compliant. For the foregoing reasons, the Companies do not believe that there is a significant risk related to the failure of vendors or third-party service providers to prepare for the Year 2000; however, the costs and timing of third-party Year 2000 compliance is not within the Companies' control and no assurances can be given with respect to the cost or timing as such efforts or the potential effects of any failure to comply.

     Remediation. The Companies' primary uses of software systems are their hotel reservation and front desk system, accounting and payroll and human resources software. Upgrades to the hotel reservation system to address some Year 2000 compliance issues were installed and implemented during fourth quarter of 1997 through the second quarter of 1998. Testing of various airline interfaces with the hotel reservation system is in process and is expected to be completed by December 1998. The Companies plan to implement a new hotel front desk system by the end of 1999, which will be year 2000 compliant. Operating is in the process of testing Year 2000 compliant releases of existing accounting, payroll and human resource systems. They plan to implement these Year 2000 compliant upgrades by the end of the second quarter of 1999. In addition, Operating has engaged outside consultants to assist in this process with respect to certain Year 2000 compliance efforts. Operating has received written verification from the vendors of accounting and payroll and human resource systems that the general releases currently available are Year 2000 compliant.

     Testing. To attempt to confirm that their computer systems are Year 2000 compliant, the Companies expect to perform limited testing of their computer information systems and their other computer systems that do not relate to information technology but include embedded technology; however, unless Year 2000 issues arise in the course of their limited testing, the Companies will rely on the written verification received from each vendor of their computer systems that the relevant system is Year 2000 compliant. Nevertheless, there can be no assurance that the computer systems on which the Companies' business relies will correctly distinguish dates before the year 2000 from dates in and after the year 2000. Any such failures could have a material adverse effect on the Companies' business, financial condition and results of operations. The Companies currently anticipate that testing will commence no later than the first quarter of 1999 and expects that their testing will be complete by the end of the third quarter of 1999.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
Year 2000 (Continued)

     Implementation. The Companies have begun implementation of Year 2000 compliant software and software upgrades and expect to have them completed by December of 1999.

     Costs to Address the Company's Year 2000 Issues. Based on current information from their review to date, the Companies budgeted $300,000 for the cost of repairing, updating and replacing their standard computer information systems. The Companies anticipate that the primary cost of Year 2000 compliance will be the cost of consultants and payroll and related expenses. The Companies currently expect that the installation of above mentioned upgrades and software will cost approximately $300,000, and as of September 30, 1998, the companies have spent approximately $128,000 in connection therewith. Because the Companies' Year 2000 assessment is ongoing and additional funds may be required as a result of future findings, the Companies are not currently able to estimate the final aggregate cost of addressing the Year 2000 issue. While these efforts will involve additional costs, the Companies believe, based on available information, that these costs will not have a material adverse effect on their business, financial condition or results of operations. The Companies expect to fund the costs of addressing the Year 2000 issue from cash flows resulting from operations. While the Companies believe that they will be Year 2000 compliant by December 31, 1999, if these efforts are not completed on time, or if the costs associated with updating or replacing the Companies' computer systems exceeds the Companies' estimates, the Year 2000 issue could have a material adverse effect on the Companies' business, financial condition and results of operations.

     Risks Presented by Year 2000 Issues. The Companies are still in the process of evaluating potential disruptions or complications that might result from Year 2000 related problems; however, at this time the Companies have not identified any specific business functions that will suffer material disruption as a result of Year 2000 related events. It is possible, however, that the Companies may identify business functions in the future that are specifically at risk of Year 2000 disruption. The absence of any such determination at this point represents only the Companies' current status of evaluating potential Year 2000 related problems and facts presently known to the Companies, and should not be construed to mean that there is no risk of Year 2000 related disruption. Moreover, due to the unique and pervasive nature of the Year 2000 issue, it is impracticable to anticipate each of the wide variety of Year 2000 events, particularly outside of the companies, that might arise in a worst case scenario which might have a material adverse impact on the Companies' business, financial condition and results of operations.

     The Company's Contingency Plans. The Companies intend to develop contingency plans for significant business risks that might result from Year 2000 related events. Because the Companies have not identified any specific business function that will be materially at risk of significant Year 2000 related disruptions, and because a full assessment of the Companies' risk from potential Year 2000 failures is still in process, the Companies have not yet developed detailed contingency plans specific to Year 2000 problems. Development of these contingency plans is currently scheduled to occur during the first quarter of 1999 and as otherwise appropriate.

     The preceding "Year 2000 readiness disclosure" contains various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the Company's beliefs or expectations regarding future events. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

Seasonality
     The lodging industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings. In addition opening of new construction hotels and/or timing of hotel acquisitions may cause variation of revenue from quarter to quarter.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

PART II: OTHER INFORMATION


Item 1. Legal Proceedings
     On January 8, 1998 the Companies received notice that they were named as defendants in an action entitled Lynn Robbins v. William J. Razzouk, et al., Civil Action No. 98CI-00192 filed January 7, 1998 in the District Court of Bexar County, Texas (the "Texas Court"), and on January 20, 1998 the Companies received notice that they were named as defendants in an action entitled Adele Brody v. William J. Razzouk, et al., Civil Action No. 98CI-00456 filed January 12, 1998 in the Texas Court. The complaints, which were consolidated into one action (the "Action"), (i) alleged, in part, that La Quinta and its directors violated their fiduciary duties of care and loyalty to La Quinta shareholders by entering into a merger agreement with the Companies without having first invited other bidders, and that the Companies aided and abetted La Quinta and its directors in the alleged breaches, and (ii) sought injunctive relief enjoining the merger with La Quinta and compensatory damages. The parties negotiated and entered into an agreement in principle to settle the Action, dated on or about May 8, 1998 (the "Memorandum of Understanding"). The Memorandum of Understanding set forth the principal bases for the settlement, which included the issuance of a series of press releases prior to the meetings of the shareholders of the Companies and La Quinta to consider the La Quinta merger agreement, and the inclusion of a section in the joint proxy statement/prospectus prepared for the shareholder meetings which described the Forward Equity Issuance Transaction with MLI.

     The parties have negotiated and entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation" or "Settlement"), dated on or about October 8, 1998, which contains the terms of settlement of the Action. On October 8, 1998, the Texas Court entered an Order Re:
Preliminary Approval ("Order") which, among other things, (i) preliminarily approved the Settlement; (ii) conditionally approved the Settlement Class;
(iii) approved the Notice of Pendency and Settlement of Class Action for mailing to the Settlement Class; and (iv) scheduled a Settlement Hearing. On November 9, 1998, the Texas Court entered an amended Order which set the date for the Settlement Hearing to January 19, 1999. The Texas Court has the right to change the date of the Settlement Hearing without further notice to the Settlement Class. The Settlement is contingent upon Final Court Approval of the Settlement (as defined in the Stipulation). At the Settlement Hearing, the parties will ask the Texas Court to enter a Final Judgment which will, among other things, (i) finally approve the Settlement; (ii) declare that the Action and the Settled Claims (as defined in the Stipulation) are finally and fully compromised and settled; (iii) deem that the Representative Plaintiffs, the Settlement Class and the Settlement Class Members have fully, finally and forever settled and released any and all Settled Claims against the Released Parties (as defined in the Stipulation); and (iv) dismiss the Action on the merits and with prejudice. La Quinta has agreed to pay counsel for the class plaintiffs attorney's fees in an amount awarded by the Texas Court not to exceed $700,000 in the event such settlement is consummated.


Item 2. Changes in Securities
     None.


Item 4. Submission of Matters to a Vote of Security Holders
     None.


Item 5. Other Information
     The By-laws of each of the Companies specify when a stockholder must submit nominations for director or proposals for consideration at a stockholders' meeting in order for those nominations or proposals to be considered in the meeting. In order for the nominations or proposals to be considered at a stockholders' meeting, the stockholder making them must have given timely notice in writing to the Secretary of such Company. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of such Company, not less than 60 days nor more than 90 days prior to the meeting; except that in the event that a meeting is called for a date other than a date specified in the By-laws, and less than 75 days' prior public disclosure of the date of the meeting is given, notice

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
Item 5. Other Information (Continued)

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

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits


Exhibit
No.                                                Description
-------- ----------------------------------------------------------------------------------------------
 2.1     Agreement and Plan of Merger, dated as of January 3, 1998, by and among La Quinta Inns,
         Inc., Meditrust Corporation and Meditrust Operating Company (incorporated by reference to
         Exhibit 10.1 to the Joint Current Report on Form 8-K for Meditrust Corporation and Meditrust
         Operating Company filed January 8, 1998);
 2.2     Shareholders Agreement, dated as of January 3, 1998, by and among Meditrust
         Corporation, Meditrust Operating Company, certain shareholders of La Quinta Inns, Inc.
         and, solely for the purposes of Section 3.6 thereof, La Quinta Inns, Inc. (incorporated by reference to Exhibit 10.2 to the Joint Current Report on Form 8-K for Meditrust Corporation
         and Meditrust Operating Company filed January 8, 1998);
 3.1     Restated Certificate of Incorporation of Meditrust Corporation (incorporated by reference to
         Exhibit 3.2 to Joint Registration Statement on Form S-4 of Meditrust Corporation and
         Meditrust Operating Company (File Nos. 333-47737 and 333-47737-01));
 3.2     Amended and Restated By-laws of Meditrust Corporation (incorporated by reference to
         Exhibit 3.5 to Joint Registration Statement on Form S-4 of Meditrust Corporation and
         Meditrust Operating Company (File Nos. 333-47737 and 333-47737-01));
 3.3     Restated Certificate of Incorporation of Meditrust Operating Company (incorporated by reference to Exhibit 3.4 to Joint Registration Statement on Form S-4 of Meditrust Corporation
         and Meditrust Operating Company (File Nos. 33-47737 and 333-47737-01));
 3.4     Amended and Restated By-laws of Meditrust Operating Company (incorporated by reference to Exhibit 3.6 to Joint Registration Statement on Form S-4 of Meditrust Corporation
         and Meditrust Operating company (File Nos. 333-47737 and 333-47737-01));
 3.5     Certificate of Designation for the 9% Series A Cumulative Redeemable Preferred Stock of
         Meditrust Corporation filed with the Secretary of State of Delaware on June 12, 1998
         (incorporated by reference to Joint Current Report on Form 8-K of the Companies, event date June 10, 1998);
 3.6     Certificate of Merger merging La Quinta Inns, Inc. with and into Meditrust Corporation filed with the Secretary of State of Delaware on July 17, 1998;
 3.7     Certificate of Amendment of Restated Certificate of Incorporation of Meditrust Corporation
         filed with the Secretary of State of Delaware on July 17, 1998;
 3.8     Certificate of Amendment of Restated Certificate of Incorporation of Meditrust Operating
         Company filed with the Secretary of State of Delaware on July 17, 1998;
 4.1     Certificate of Designation for the 9% Series A Cumulative Redeemable Preferred Stock of
         Meditrust Corporation filed with the Secretary of State of Delaware on June 12, 1998
         (incorporated by reference to Joint Current Report of the Companies, event date June 10,
         1998);
 4.2     Certificate of Amendment of Restated Certificate of Incorporation of Meditrust Operating
         Company filed with the Secretary of State of Delaware on July 17, 1998;
10.1     Employment Agreement dated as of July 7, 1998 by and between Meditrust Operating
         Company and Abraham D. Gosman;
 27      Financial Data Schedule;

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES
Item 6. Exhibits and Reports on Form 8-K (Continued)


Exhibit
No.                                                  Description
----------- --------------------------------------------------------------------------------------------
99.5        Credit Agreement dated as of July 17, 1998, among Meditrust Corporation, Morgan
            Guaranty Trust Company of New York and the other Banks set forth therein (incorporated by reference to Joint Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
 (b)        Reports on Form 8-K. During the quarter ended June 30, 1998, the Companies filed the following Current Reports on Form 8-K:
1.          Joint Current Report on Form 8-K, event date July 17, 1998, which contains a press release announcing the completion of the merger of La Quinta Inns, Inc. with and into Meditrust
            Corporation.
2.          Joint Current Report on Form 8-K, event date August 3, 1998, which contains a press release announcing the resignation of Abraham D. Gosman as Director and Chairman of the
            Boards of The Meditrust Companies and Chief Executive Officer and Treasurer of Meditrust
            Operating Company.
3.          Joint Current Report on Form 8-K/A, event date July 17, 1998, which contains supplemental information for the period ended June 30, 1998 with respect to the acquisition of La Quinta
            Inns, Inc., event date July 17, 1998.

             MEDITRUST CORPORATION AND MEDITRUST OPERATING COMPANY
                                AND SUBSIDIARIES

                                  SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                    Meditrust Corporation
                    ----------------------------

November 16, 1998   /s/ Laurie T. Gerber
                    ----------------------------
                    Laurie T. Gerber
                    Chief Financial Officer

                    Meditrust Operating Company
                    ----------------------------

November 16, 1998   /s/ William C. Baker
                    ----------------------------
                    William C. Baker
                    Interim President and
                    Interim Treasurer