Form 10-K
period 1998-12-31
MEDITRUST OPERATING CO; MEDITRUST CORP
filed 1999-04-01
CIK 313749, 314661

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-K

[X] JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year Ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM _____________ TO _______________


          Commission file number 0-9109                          Commission file number 0-9110
            MEDITRUST CORPORATION                                 MEDITRUST OPERATING COMPANY
    (Exact name of registrant as specified                  (Exact name of registrant as specified
              in its charter)                                           in its charter)
                 Delaware                                                  Delaware
           (State or other jurisdiction                         (State or other jurisdiction of
       of incorporation or organization)                        incorporation or organization)
                95-3520818                                                95-3419438
     (I.R.S. Employer Identification No.)                   (I.R.S. Employer Identification No.)
           197 First Avenue, Suite 300                            197 First Avenue, Suite 100
             Needham Heights,                                          Needham Heights,
             Massachusetts 02194-9127                              Massachusetts 02194-9127
         (Address of principal executive                        (Address of principal executive
           offices including zip code)                            offices including zip code)
              (781) 433-6000                                            (781) 453-8062
         (Registrant's telephone number,                        (Registrant's telephone number,
             including area code)                                      including area code)

           Securities registered pursuant to Section 12(b) of the Act:



         Title of each class and name of each exchange         Title of each class and name of each exchange
                      on which registered                                   on which registered
         ---------------------------------------------         ---------------------------------------------
                  Common Stock $.10 Par Value,                      Common Stock $.10 Par Value,
                     New York Stock Exchange                          New York Stock Exchange
             9% Convertible Debentures due 2002,
                     New York Stock Exchange
            7-1/2% Convertible Debentures due 2001,
                     New York Stock Exchange
                      7.375% Notes due 2000,
                     New York Stock Exchange
                       7.6% Notes due 2001,
                     New York Stock Exchange
                Cumulative Redeemable Preferred
   Stock represented by depository shares representing 1/10th of a share of Preferred Stock, New York Stock Exchange


                                          ----------------


                          Securities registered pursuant to Section 12(g) of the Act:

                             None                                            None

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     Aggregate market value of the paired voting stock of Meditrust Corporation and of Meditrust Operating Company held by non-affiliates as of December 31, 1998 was $2,258,552,000. The number of shares of common stock, par value $.10 per share, outstanding as of December 31, 1998 for Meditrust Corporation was 150,631,102 and Meditrust Operating Company was 149,325,725.


     The following documents are incorporated by reference into the indicated Part of this Form 10-K.


Document                                                               Part
--------                                                               ----
Definitive Proxy Statement for the June 25, 1999 Annual Meeting of
 Shareholders, to be filed pursuant to Regulation 14A                  III

================================================================================

     Certain matters discussed herein constitute forward-looking statements within the meaning of the Federal securities laws. The Meditrust Companies (the "Companies"), consisting of Meditrust Corporation ("Realty") and Meditrust Operating Company ("Operating"), intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements, and are including this statement for purposes of complying with these safe harbor provisions. Although the Companies believe the forward-looking statements are based on reasonable assumptions, the Companies can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, the conditions of the capital markets at the time of the proposed spin-off of the healthcare division, the identification of satisfactory prospective buyers for the non-strategic assets and the availability of financing for such prospective buyers, the availability of equity and debt financing for the Companies' capital investment program, interest rates, competition for hotel services and healthcare facilities in a given market, the satisfaction of closing conditions to pending transactions described in this Joint Annual Report, the enactment of legislation further impacting the Companies' status as a paired share real estate investment trust ("REIT") or Realty's status as a REIT, unanticipated delays or expenses on the part of the Companies and their suppliers in achieving year 2000 compliance and other risks detailed from time to time in the filings of Realty and Operating with the Securities and Exchange Commission ("SEC"), including, without limitation, those risks described in the Section of this Joint Annual Report on Form 10-K entitled "Certain Factors You Should Consider" beginning on page 64 hereof.

Item 1. Business


                            THE MEDITRUST COMPANIES

General
     The Meditrust Companies consists of two separate companies, Meditrust Corporation and Meditrust Operating Company, whose shares of common stock trade as a single unit (symbol MT) on the New York Stock Exchange (the "NYSE") under a stock pairing arrangement. Meditrust Corporation ("Realty") is a real estate investment trust ("REIT") and Meditrust Operating Company ("Operating") is a taxable corporation. Realty and Operating were each incorporated in the State of Delaware in 1979. As used herein, the terms "Realty" and "Operating" include wholly owned subsidiaries of Realty and Operating unless the context requires otherwise. References to "The Meditrust Companies" or "Companies" refer to Realty and Operating, collectively. This document constitutes the Joint Annual Report on Form 10-K for both Realty and Operating.

     The Meditrust Companies maintain an organizational structure called a "paired share structure" such that the shares of capital stock of both companies trade and are transferable as a single unit. A predecessor of Realty ("Meditrust's Predecessor") which was organized as a Massachusetts business trust and was known as "Meditrust", acquired the paired share structure in 1997 by acquiring, together with an affiliate of Meditrust's Predecessor, Santa Anita Realty Enterprises Inc. and Santa Anita Operating Company (collectively, the "Santa Anita Companies"). The Santa Anita Companies had operated under the paired share structure since 1979. The paired share structure permitted the shareholders of The Meditrust Companies to enjoy the economic benefits of owning a company that owns and leases real estate, namely Realty, and a company that operates a business that uses real estate, namely Operating. The benefits attributable to future use of the paired share structure have been limited, however, by Federal legislation, which is described in more detail in this Joint Annual Report, which was adopted in July 1998.

Realty
     During 1998, Realty invested in real estate in three principal areas: healthcare related real property, lodging facilities, and golf properties. As a REIT, Realty is not permitted to operate the businesses conducted at or with the real estate that it owns, rather, Realty must lease its properties to the operators of the businesses. In the case of its healthcare related real properties, Realty (taking into account the activities of Meditrust's Predecessor) either leases facilities that it owns or invests in, or provides financing to, third-party operators principally of long-term care, retirement and assisted living facilities, rehabilitation hospitals and medical office buildings. In the case of its lodging facilities and golf properties, Realty owns, maintains leasehold interest in or invests in real estate that it leases to Operating. As more fully described below, Operating operates the lodging and golf businesses conducted on the real estate that it leases from Realty. During 1998, Realty also owned and leased to Operating Santa Anita Park, a horse racing complex based in California, and invested in certain related real estate. The Santa Anita real estate assets, which were acquired at the time Meditrust's Predecessor acquired the paired share structure, were sold by The Meditrust Companies, together with the operations conducted thereon.

Operating
     Operating operates the lodging and golf related real estate owned by Realty. Operating does not conduct any activities related to Realty's healthcare related real estate. The lodging portion of Operating's business is conducted under the La Quinta[RegTM] brand name and is presently headquartered in San Antonio, Texas. As more fully described below, the La Quinta[RegTM] brand name, lodging facilities and operations were acquired by The Meditrust Companies in July 1998. The golf portion of Operating's business is conducted by the Cobblestone Golf Group, which was acquired by The Meditrust Companies in May 1998, as more fully described below. Cobblestone is headquartered in San Diego, California. The Meditrust Companies have entered into an agreement to sell their subsidiaries which own the golf related real estate, together with the operations conducted thereon. This sale is expected to close on or prior to March 31, 1999. Operating also conducted the operating activities at Santa Anita Park until December 1998 when the Companies sold these activities, together with the Santa Anita real estate, to a third party.

Divisions
     The Meditrust Companies conduct their businesses and make their investments through three principal divisions: healthcare related real estate, lodging and golf. As described above, Operating does not conduct any operations in the healthcare related real estate business. Rather, this division, which is headquartered in Needham, Massachusetts at the Companies' corporate headquarters, is conducted solely through Realty. The lodging and golf businesses, which are conducted through the La Quinta[RegTM] and Cobblestone divisions, consist of real estate assets owned by Realty and operations performed by Operating.

     Healthcare Related Real Estate--Realty owns, invests in and provides financing for 421 geographically dispersed healthcare facilities operated by nearly 30 different third-party operators. In addition, Realty manages 43 medical office buildings, including all the medical office buildings owned by Realty. As described below, during 1998 and into 1999, Realty has been selling its interests in certain non-strategic healthcare properties.

     Lodging--The Companies' lodging business is conducted under the La Quinta[RegTM] brand name. At March 26, 1999, the La Quinta[RegTM] division owns and operates an aggregate of 232 La Quinta[RegTM] Inns and 61 La Quinta[RegTM] Inns & Suites in 28 states with over 37,000 hotel rooms. La Quinta[RegTM] is a recognized brand name in the mid-priced lodging segment that appeals to many business travelers. Realty acquired La Quinta Inns, Inc. and its subsidiaries and its unincorporated partnership and joint venture entities (collectively, "La Quinta") on July 17, 1998 by merging La Quinta Inns, Inc. into Realty (the "La Quinta Merger"). Immediately prior to the La Quinta Merger, La Quinta transferred all of its assets other than its real estate and brand name assets to Operating to enable Operating to conduct the operating portion of La Quinta's business.

     La Quinta, which is a fully-integrated lodging company that focuses on the ownership, operation and development of mid-priced hotels in the western and southern regions of the United States, has continued to operate as an independent division from its headquarters in San Antonio, Texas. On March 16, 1999, the Companies' announced that as a component of the merger with the Meditrust Companies La Quinta's headquarters were being moved to Dallas, Texas.


     Golf--The Companies' golf business is conducted under the Cobblestone brandname. The Cobblestone division owns or leases and operates 43 golf course facilities in 6 states. Realty acquired Cobblestone Holdings, Inc. and its wholly owned subsidiary Cobblestone Golf Group, Inc. (together with its subsidiaries, "Cobblestone") by merging Cobblestone Holdings, Inc. into Realty on May 29, 1998 (the "Cobblestone Merger"). Immediately prior to the Cobblestone Merger, Cobblestone Golf Group, Inc. and its subsidiaries transferred all of their assets other than their real estate interests and the Cobblestone trade name to Operating to enable Operating to conduct the golf business at the golf course properties owned by Realty after the Cobblestone Merger. Realty also acquired additional golf properties prior to and after the Cobblestone Merger that are also operated by the Cobblestone Division.

     As described more fully below, the Companies have entered into a definitive agreement to sell Cobblestone's golf course properties and operations for $393 million.


Comprehensive Restructuring Plan
     The Meditrust Companies consummated the Cobblestone Merger and the La Quinta Merger on May 29, 1998 and July 17, 1998 respectively. On July 22, 1998, the President signed into law the Internal Revenue Service Restructuring and Reform Act of 1998 (the "Reform Act"), which limits the Companies' ability to continue to grow through the use of the paired share structure. While the Companies' use of the paired share structure in connection with the Cobblestone Merger and the La Quinta Merger were each "grandfathered" under the Reform Act, the ability to continue to use the paired share structure to acquire real estate and the operating businesses conducted with the real estate assets (included in the golf and lodging industries) has been substantially limited. In addition, during the summer of 1998, the debt and equity capital markets available to REITs generally, and healthcare and lodging REITs specifically, deteriorated, thus limiting the Companies' access to cost-efficient capital.

     The Companies began an analysis of the impact of the Reform Act, the Companies' limited ability to access the capital markets and the operating strategy of the Companies' existing businesses. This analysis included advice from outside professional advisors and presentations by management on the different alternatives available to the Companies. The analysis culminated in the development of a comprehensive restructuring plan (the "Plan") designed to strengthen the Companies' financial position and clarify its investment and operating strategy by focusing on the Companies' healthcare and lodging business segments. The Plan was announced on November 12, 1998 and included the following component parts:

o Pursue the separation of the Companies' primary businesses, healthcare and lodging, by creating two separately traded publicly listed REITs. The Companies intend to spin off the healthcare financing business into a stand-alone REIT;

o Continue to operate the Companies' healthcare and lodging businesses using the existing paired-share REIT structure until the healthcare spin-off takes place;

o Sell more than $1 billion of non-strategic assets, including the portfolio of golf-related real estate and operating properties, the Santa Anita Racetrack and approximately $550 million of non-strategic healthcare properties;

o Use the proceeds from these asset sales to achieve significant near-term debt reduction;

o Settle fully the Companies' forward equity issuance transaction ("FEIT") with certain affiliates of Merrill Lynch & Co.;

o Reduce capital investments to respond to current operating conditions in each industry;

o Reset Realty's annual dividend to $1.84 per common share, an amount that Realty deems sustainable and comparable to the Companies' peer groups;

During 1998 and in early 1999, the Companies made significant progress in implementing, and in some cases completing, significant components of the Plan. The following summarizes the status of the Plan by substantive component parts:


o Completed the sale of $613 million of the $1 billion in planned asset sales, including: $436 million of non-strategic healthcare assets, the Santa Anita Racetrack and the related horse racing operation, the Companies' interest in the Santa Anita Fashion Mall and related land held for development and artwork originally acquired in the acquisition of the Santa Anita Companies;

o Entered into letters of intent for the sale of an additional $155 million of healthcare assets.

o Reduced the amount of its FEIT to $103 million as of December 31, 1998 ($89 million as of March 25, 1999) from the original $277 million.

o  Reduced the Companies' outstanding debt by $274 million.

o Refocused the Companies' capital investment program to respond to industry trends by reducing planned healthcare investments to $100 million in 1999 and ceasing construction of any new hotels after completion of the 13 La Quinta[RegTM] Inns & Suites currently under development.

o  Reduced Realty's annual dividend to $1.84 per common share.
o Entered into a definitive agreement to sell Cobblestone Golf Group for $393,000,000 and an agreement with its lenders and Merrill Lynch to settle the FEIT.


Recent Developments
     On February 11, 1999, The Meditrust Companies announced that they had entered into a definitive agreement to sell (the "Cobblestone Sale") the capital stock of the entities which comprise the Cobblestone golf division to Golf Acquisitions, L.L.C., an affiliate of ClubCorp, Inc. for an aggregate purchase price of $393 million, subject to adjustment for, among other things, the debt of Cobblestone. The Cobblestone Sale, which is subject to customary closing conditions, is expected to close on or prior to March 31, 1999. After the consummation of the Cobblestone Sale, The Meditrust Companies will no longer own, lease or operate golf course facilities and their activities will consist of owning and investing in healthcare related real estate and owning and operating lodging properties.

     On March 10, 1999, Realty executed an agreement with its senior lenders to amend its credit facility. The amendment, which is subject to the successful completion of the sale of Cobblestone, permits the Companies to pay a portion of the net cash sale proceeds from the sale of Cobblestone in further settlement of a portion of the FEIT. The amendment also provides for, among other things, deletion of limitations on certain healthcare investments and reducing the borrowing availability on the credit facility's revolving portion from $1,000,000,000 to $850,000,000. In addition, The Meditrust Companies also entered into an agreement with Merrill Lynch and certain of its affiliates to use the proceeds from the sale of Cobblestone in excess of $300 million to settle the FEITs. Merrill Lynch has agreed not to sell any shares of the existing FEIT until at least March 31, 1999 while the Companies complete the sale of Cobblestone. At March 25, 1999, the balance of the FEITs was approximately $89 million.

     For a discussion of certain factors that could impact the financial condition, results of operations and/or business of Realty or the successful implementation of the Plan and each of its component parts, you are encouraged to read the section entitled "Certain Factors You Should Consider" beginning on page 64 of this Joint Annual Report on Form 10-K. In addition, discussions of each of Realty's and Operating's individualized businesses commence on page 8 and 14, respectively of this Joint Annual Report on Form 10-K.

     Unless otherwise specified, information regarding the Companies' business is given as of December 31, 1998.


Capital Raising Transactions


     Forward Equity Transaction

     On February 26, 1998, the Companies entered into transactions (the "Forward Equity Issuance Transaction" or "FEIT") with Merrill Lynch International, a UK-based broker/dealer subsidiary of Merrill Lynch & Co., Inc. (collectively with its agent and successor in interest, "MLI"). Pursuant to the terms of a Stock Purchase Agreement, MLI purchased 8,500,000 shares of Series A Non-Voting Convertible Common Stock par value $.10 per share from each of the Companies at a purchase price of $32.625 per share (collectively with the paired common shares the shares of Series A Non-voting Convertible Common Stock are convertible into, the "Notional Shares"). The Series A Non-Voting Convertible Common Stock converted on a one to one basis to paired common stock of the Companies on June 18, 1998. Total proceeds from the issuance were approximately $277,000,000 (the "Initial Reference Amount"). Net proceeds from the issuance were approximately $272,000,000, and were used by the Companies to repay existing indebtedness. The Companies and MLI also entered into a Purchase Price Adjustment Agreement under which the Companies would, within one year from the date of MLI's purchase, on a periodic basis, adjust the purchase price based on the market price of the paired common stock at the time of any interim or final adjustments, so as to provide MLI with a guaranteed return of LIBOR plus 75 basis points (the "Return"). The paired common shares issued receive the same dividend as the Companies' paired common stock; however, the difference between LIBOR plus 75 basis points and the dividend payments received by MLI will be included as an additional adjustment under the Purchase Price Adjustment Agreement. Such adjustments were to be effected by deliveries of additional paired common shares to, or, receipts of paired common shares from, MLI. In the event that the market price for the paired shares is not high enough to provide MLI with the Return, the Companies would have to deliver additional paired shares to MLI, which would have a dilutive effect on the capital stock of the Companies. This dilutive effect increases significantly as the market price of the paired shares declines further below the original purchase price. Moreover, settlement of the FEIT transaction, whether at maturity or at an earlier date, may force the Companies to issue paired shares at a depressed price, which may heighten this dilutive effect on the capital stock of the Companies. Prior to the settlement, MLI shall hold any paired common shares delivered by the Companies under the Purchase Price Adjustment Agreement in a collateral account (the "Collateral Shares"). Under the adjustment mechanism, the Companies delivered approximately 9,700,000 Collateral Shares in 1998, all of which were returned to the Companies when the Companies settled in cash a portion of the adjustment transaction in December 1998.

     The FEIT has been accounted for as an equity transaction with the Notional Shares treated as outstanding from their date of issuance until the respective date of repurchase, if any, for both basic and diluted earnings per share purposes. For diluted earnings per share purposes, at the end of the quarterly period, the then outstanding Reference Amount (as defined herein) is divided by the quoted market price of a paired common share, and the excess, if applicable, of that number of paired common shares over the Notional Shares (the "Contingent Shares") is added to the denominator. Contingent Shares are included in the calculation of year to date diluted earnings per share weighted for the interim periods in which they were included in the computation of diluted earnings per share.

     The "Reference Amount" equals the Initial Reference Amount plus the Return and net of any cash distributions on the Notional Shares or any other cash paid or otherwise delivered to MLI under the FEIT.

     Payments that reduce the Reference Amount in effect satisfy all necessary conditions for physically settling that portion of the Reference Amount and are accounted for in a manner similar to treasury stock. Therefore, payments that reduce the Reference Amount are divided by the quoted market price of a paired common share on the date of payment. The calculated number is then multiplied by the fractional number of days in the period prior to the payment date and the resulting number of paired common shares is included in the calculation of diluted earnings per share for the period.

     On November 11, 1998, the Companies entered into an agreement with MLI to amend the FEIT. Under the agreement, Realty agreed to grant a mortgage on the Santa Anita Racetrack to MLI and repurchase from MLI approximately 50% of the FEIT with cash generated in part from the sale of certain assets, including the Santa Anita Racetrack. Merrill Lynch agreed, subject to the terms of the settlement agreement, not to sell any shares of the existing FEIT until February 26, 1999. In December 1998, the Companies paid Merrill Lynch $152 million ($127 million of which was from the sale of certain assets including the Santa Anita Racetrack) for the repurchase of 1,635,000 Notional Shares and the release of 9,700,000 Collateral Shares. At December 31, 1998 the Notional Shares outstanding were reduced to approximately 6,865,000 paired common shares and there were no Contingent Shares issuable.

     On March 10, 1999, the Companies entered into an agreement with MLI and certain of its affiliates to use the proceeds from the sale of Cobblestone Golf Group in excess of $300 million to purchase all or a portion of the remaining Notional Shares. Merrill Lynch has agreed not to sell any shares of the remaining Notional Shares until March 31, 1999 while the Companies complete the sale of Cobblestone Golf Group. At March 25, 1999, the balance of the Reference Amount is $89 million.

     Series A Preferred Stock

     On June 10, 1998, Realty issued 7,000,000 depositary shares. Each depositary share represents one-tenth of a share of 9% Series A Cumulative Redeemable Preferred Stock with a par value of $.10 per share. Net proceeds from this issuance of approximately $168,666,000 were used by Realty primarily to repay existing indebtedness.

     New Credit Agreement

     On July 17, 1998, Realty executed an agreement for an unsecured bank facility ("New Credit Agreement") for a total of $2,250,000,000 bearing interest at the lenders' prime rate plus .50% or LIBOR plus 1.375%. The facility is comprised of three tranches with term loans at various maturity dates between

July 17, 1999 and July 17, 2001 and a revolving tranche with availability of $1,000,000,000 maturing July 17, 2001.

     On November 23, 1998 Realty executed an agreement with its bank group to amend the New Credit Agreement. The amendment provided for Realty's delivery of cash in settlement of a portion of its FEIT, and the amendment of certain financial covenants to accommodate asset sales by Realty, to exclude the impact of non-recurring charges, and to provide for future operating flexibility. The amendment also provided for an increase to the LIBOR pricing of the credit facility by approximately 125 basis points, and the pledge of stock of the Companies' subsidiaries. This pledge of subsidiary stock also extended on a pro rata basis to entitled bondholders. Realty also agreed to a 25 basis point increase to the LIBOR pricing in the event that an equity offering of at least $100,000,000 was not consummated by February 1, 1999. On February 1, 1999 this increase went into effect.

     On March 10, 1999, Realty executed a second agreement with the bank group to further amend its New Credit Agreement. The second amendment, which is subject to the successful completion of the sale of Cobblestone, permits the Companies to pay a portion of the net cash sale proceeds from the sale of Cobblestone in further settlement of a portion of the FEIT. The second amendment also provides for, among other things, deletion of limitations on certain healthcare investments and reducing the borrowing availability on Tranche A to $850,000,000.

     Of the $1,000,000,000 revolving tranche, $353,000,000 was available at December 31, 1998, bearing interest at the Base rate (8.25%) or LIBOR plus 2.625% (7.98% at December 31, 1998). As of March 5, 1999, $244,000,000 was
available on the revolving tranche.

     Shelf Registration Statement

     The Companies have an effective shelf registration statement on file with the Securities and Exchange Commission (the "SEC") under which the Companies may issue up to $1,825,000,000 of securities including common stock, preferred stock, debt, series common stock, convertible debt and warrants to purchase common stock, preferred stock, debt, series common stock and convertible debt.

     Realty believes that various sources of capital available over the next twelve months are adequate to finance pending acquisitions, mortgage financings and dividends. Over the next twelve months, as Realty identifies appropriate investment opportunities, Realty may raise additional capital through the sale of assets, common shares or preferred shares, the issuance of additional long-term debt or through a securitization transaction.

Capital Requirements and Availability of Financing
     Realty's business is capital intensive, and it will have significant capital requirements in the future. Realty's leverage could affect its ability to obtain financing in the future or to undertake refinancings on terms and subject to conditions deemed acceptable by Realty. In the event that Realty's cash flow and working capital are not sufficient to fund Realty's expenditures or to service its indebtedness, it would be required to raise additional funds through the sale of additional equity securities, the refinancing of all or part of its indebtedness, the incurrence of additional permitted indebtedness or the sale of assets. There can be no assurance that any of these sources of funds would be available in amounts sufficient for Realty to meet its obligations. Moreover, even if Realty were able to meet its obligations, its leveraged capital structure could significantly limit its ability to finance its construction program and other capital expenditures, to compete effectively or to operate successfully under adverse economic conditions. Additionally, financial and operating restrictions contained in Realty's existing indebtedness may limit Realty's ability to secure additional financing, and may prevent Realty from engaging in transactions that might otherwise be beneficial to Realty and to holders of Realty's common stock. Realty's ability to satisfy its obligations will also be dependent upon its future performance, which is subject to prevailing economic conditions and financial, business and other factors beyond Realty's control.

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

Legislative Developments
     On July 22, 1998, the President signed into law the Internal Revenue Service Restructuring and Reform Act of 1998 (the "Reform Act"). Included in the Reform Act is a freeze on the grandfathered status of paired share REITs such as the Companies. Under this legislation, the anti-pairing rules provided in the Code, apply to real property interests acquired after March 26, 1998 by the Companies, or by a subsidiary or partnership in which a ten percent or greater interest is owned by the Companies, unless (1) the real property interests are acquired pursuant to a written agreement that was binding on March 26, 1998 and at all times thereafter or (2) the acquisition of such real property interests was described in a public announcement or in a filing with the SEC on or before March 26, 1998.

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

     There is an exception for improvements placed in service before January 1, 2004 pursuant to a binding contract in effect on December 31, 1999 and at all times thereafter. This restriction on property improvements applies to the properties acquired from La Quinta and Cobblestone, as well as all other properties owned by the Companies, and limits the ability of the Companies to improve or change the use of those properties after December 31, 1999. The Companies are considering various steps which they might take in order to minimize the effect of the Reform Act. As part of their restructuring plan announced in November 1998, the Companies intend to operate their healthcare and lodging business using the paired share structure until the healthcare spin-off takes place.

     Further, restructuring the operations of Realty and Operating to comply with the recent legislation may cause the Companies to incur substantial tax liabilities, to recognize an impairment loss on their goodwill asset or otherwise adversely affect the Companies.

                                    REALTY

General
     Realty is a self administered real estate investment trust which operates under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and is incorporated in the State of Delaware. During 1998, Realty invested primarily in (i) healthcare facilities located throughout the United States, (ii) an entity which invests in healthcare facilities in the United Kingdom, (iii) lodging properties located throughout the western and southern United States, and (iv) golf course properties located in the southern United States. As of December 31, 1998, Realty had investments in 765 facilities consisting of 421 healthcare facilities, 301 lodging properties and 43 golf courses. Thirty of these facilities are presently under construction and are expected to be completed during the next twelve months.

     Realty intends to continue to make and manage its investments (including the sale or disposition of property or other investments) and to operate (including through its business relationships with Operating) in a manner consistent with the requirements of the Code and the regulations thereunder in order to qualify as a REIT. As long as Realty complies with the Code and its regulations regarding REIT qualification requirements, Realty will not be taxed, except in limited circumstances, under the Federal income tax laws on that portion of its taxable income that it distributes to its shareholders. Realty has historically distributed, and intends to continue to distribute, substantially all of its real estate investment trust taxable income to its shareholders.

     Realty had a net increase in gross real estate investments of $2,645,236,000 during 1998 consisting of the following:



Transactions Increasing                          Transactions Decreasing
Real Estate Portfolio                            Real Estate Portfolio
----------------------------------------------   -------------------------------------------
o  Acquiring lodging properties in the La        o  Sale of non-strategic healthcare assets
   Quinta Merger
o  Acquiring golf courses in the Cobblestone     o  Sale of Santa Anita Racetrack and Santa
   Merger                                        Anita Fashion Mall
o  Entering into sale/leaseback transactions     o  Repayment of principal on permanent
   with third-party operators of healthcare      mortgage loans and development loans
   properties
o  Providing permanent mortgage loan and         o  Adjustments for real estate asset
   development loan financing to third-party     impairments
   operators of healthcare properties

     As described above, The Meditrust Companies announced a comprehensive restructuring plan on November 12, 1998 that is designed to clarify the Companies' investment and operating strategy by focusing on the healthcare and lodging business segments. As a result, prior to December 31, 1998, Realty sold its interest in a number of non-strategic real estate assets including the Santa Anita Racetrack, the Santa Anita Fashion Mall and related land held for development and approximately $436 million of non-strategic healthcare assets. In addition, Realty, together with Operating, has entered into a definitive agreement to sell all of its subsidiaries that have interests in golf course properties. Accordingly, Realty's business, once the sale of the Cobblestone golf entities is completed, will thereafter be focused on healthcare and lodging related real estate.

     Realty's principal executive offices are located at 197 First Avenue, Suite 300, Needham, Massachusetts 02494, and its telephone number is (781) 433-6000.

     For a discussion of certain factors that could impact the financial condition, results of operations and/or business of Realty or the successful implementation of the Plan and each of its component parts, you are encouraged to read the section entitled "Certain Factors You Should Consider" beginning on page 64 of this Joint Annual Report on Form 10-K.

Healthcare Related Real Estate
     As of December 31, 1998, Realty had investments in 421 healthcare facilities including 221 long-term care facilities, 157 retirement and assisted living facilities, 34 medical office buildings, one acute care hospital campus and eight other healthcare facilities. Of Realty's 421 healthcare facilities, 244 are directly owned by Realty. Third-party operators lease 220 of the healthcare facilities, 24 medical office buildings are leased to tenants of the facilities and 177 constitute investments through the provision of permanent mortgage loan or development loan financing. Realty generally invests in high-quality healthcare facilities that are managed by a diverse group of experienced third party operators. Realty achieves diversity in its healthcare property portfolio by investing in several different sectors of the healthcare industry and in different geographic regions and by providing financing to or leasing properties to a number of different third-party operators. Realty's healthcare properties are located in 38 states and are operated by 30 different operators. A private healthcare company and Sun Healthcare Group, Inc. operate approximately 38% of Realty's healthcare real estate investments. No other healthcare operator operates more than 10% of Realty's healthcare real estate investments.


     Investments

     Sale/Leaseback Transactions--During 1998, Realty acquired 15 assisted living facilities and 23 medical office buildings for an aggregate purchase price of $276,075,000. In addition, during 1998, Realty provided net funding of $54,467,000 for the construction of 17 assisted living facilities and $1,820,000 for the construction of an addition to one of Realty's existing long-term care facilities. Realty leases 220 of its healthcare investments to third-party operators. Substantially all of Realty's healthcare facilities which are the subject of sale-leaseback transactions are leased under triple net leases which are accounted for as operating leases and generally require that the third-party operator pay for all maintenance, repairs, insurance and taxes on the property. Realty generally earns fixed monthly rents, although in some circumstances Realty may also earn periodic additional rents. Generally, multiple leases with one operator are cross-collateralized and contain cross-default provisions tied to each of the operator's other leases with Realty.

     Permanent Mortgage Loan Financing--During 1998, Realty provided permanent mortgage loan financing of $76,260,000 for two long-term care facilities, one medical office building and for a 135 acre development stage property. Realty also provided $2,945,000 in additional construction loan financing to construct additions at facilities for which Realty already held a permanent mortgage on. The permanent mortgage financing provided by Realty generally consists of either construction or development loans made to a third-party operator to construct a new healthcare facility which are converted to a permanent mortgage loan or permanent mortgage loan financing that was put in place at the time the third-party operator bought or refinanced an existing healthcare facility. The permanent mortgage loans are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

     Development Loan Financing--During 1998, Realty provided new development funding of $33,061,000 to third-party operators for the construction of two long-term care facilities and one medical office building. Realty also provided $110,258,000 of development funding for ongoing construction at facilities for which development commenced prior to January 1, 1998. Generally, Realty provides development and construction financing with a view towards converting the financing into a permanent mortgage loan or acquiring the developed property and leasing it back to the third-party operator.

     Repayments and Other Transactions--During 1998, Realty received an aggregate of $407,241,000 of principal payments on permanent mortgage loans from third-party operators of healthcare facilities. Realty also received net proceeds of $320,135,000 from the sale of one long-term care facility, 32 assisted living facilities and nine rehabilitation facilities, which included certain assets sold in connection with the implementation of the Companies' comprehensive restructuring plan. In addition, Realty has also entered into letters of intent to sell additional healthcare assets at an aggregate gross purchase price of approximately $155 million. In the event Realty sells or otherwise disposes of any of its properties, Realty's Directors will determine whether and to what extent Realty will acquire additional properties or distribute the proceeds to the shareholders.

     Equity Investments--Between July 1996 and August 1998, Realty invested an aggregate of approximately $57,204,000 to purchase 26,606,000 shares of common stock, representing a 19.99% interest in, Nursing Home Properties plc ("NHP plc"), a property investment group that specializes in the financing, through sale/leaseback transactions, of nursing homes located in the United Kingdom. Realty does not have the right to vote in excess of 9.99% of the shares of common stock of NHP plc. As of November 24, 1998, NHP plc had invested approximately L377,000,000 in 200 nursing homes with a total of approximately 10,800 beds. The facilities are leased to 24 different United Kingdom-based nursing home operators on terms and conditions similar to those contained in Realty's leases with its third-party operators. As of December 31, 1998, the market value of this investment was $66,591,080 and is included in Realty's and the Companies' financial statements. The resulting difference, $9,387,000, between the current market value and the aggregate cost of the NHP plc shares is included in shareholders' equity in Realty's and the Companies financial statements.

     Realty also has an investment consisting of 331,000 shares of capital stock and warrants to purchase an additional 1,008,000 shares of capital stock in Balanced Care Corporation, a healthcare operator. This investment has a market value of $8,688,000 at December 31, 1998 and is included in Realty's and the Companies' financial statements. The difference of $7,584,000 between the market value and the aggregate cost of the shares and the warrants is included in shareholders' equity in Realty's and the Companies' financial statements.

     Future Healthcare Investments--As part of the Plan, Realty has reduced its capital investment program to respond to changing industry conditions and demand for new healthcare facilities. Realty has historically invested in healthcare related facilities which have included long-term care facilities, rehabilitation hospitals, retirement and assisted living facilities, medical office buildings, alcohol and substance abuse treatment facilities, psychiatric hospitals, and other healthcare related facilities. Realty has also invested in other entities which invest in similar facilities abroad. These investments have been made primarily for the production of income. Realty will continue to make these types of investments, though the level of capital investment will be less than Realty's historical investment level. As part of Realty's capital plan, it may , however, continue to diversify its portfolio in order to minimize risks inherent in investing in healthcare related real estate industry by broadening its geographic base, providing financing to more operators, diversifying the type of healthcare and other facilities in its portfolio and diversifying the types of financing methods provided.

     In evaluating potential investments, Realty considers factors such as: (1) the current and anticipated cash flow and its adequacy to meet operational needs and other obligations and to provide a competitive market return on equity to Realty's shareholders; (2) the geographic area, type of property and demographic profile; (3) the location, construction quality, condition and design of the property; (4) the potential for capital appreciation, if any; (5) the growth and regulatory environment of the communities in which the properties are located; (6) occupancy and demand for similar healthcare or other facilities in the same or nearby communities; (7) for healthcare investments, an adequate mix of private and governmental-sponsored patients;
(8) potential alternative uses of the facilities; and (9) prospects of liquidity through financing or refinancing.

     Management reviews and verifies market research for a significant amount of potential investments on behalf of Realty. Management also reviews the value of the property, the interest rates and debt service coverage requirements of any debt to be assumed and the anticipated sources of repayment for such debt.

     In the event Realty sells or otherwise disposes of any of its properties, Realty's Directors will determine whether and to what extent Realty will acquire additional properties or distribute the proceeds to the shareholders.


     Competition in Healthcare Industry

     For healthcare investments, Realty competes, primarily on the basis of knowledge of the industry, economics of the transaction and flexibility of financing structure, with real estate partnerships, other real estate investment trusts, banks and other investors generally in the acquisition, leasing and financing of healthcare related facilities.

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


     Government Regulation

     Realty recognizes a portion of revenue from percentage, supplemental and/or additional rent or interest. This revenue can be a contractual amount or be based on the healthcare facility operator's gross revenues, which, in most cases, is subject to changes in the reimbursement and licensure policies of federal, state and local governments. In addition, the acquisition of healthcare facilities is generally subject to state and local regulatory approval.


     Medicare, Medicaid, Blue Cross and Other Payors

     Certain of the third-party healthcare operators who lease facilities from Realty or who obtained loan financing from Realty receive payments for patient care from federal Medicare programs for elderly and disabled patients, state Medicaid programs for medically indigent and cash grant patients, private insurance carriers, employers and Blue Cross plans, health maintenance organizations, preferred provider organizations and directly from patients. Historically, Medicare payments for long-term care services, psychiatric care, and rehabilitative care were based on allowable costs plus a return on equity for proprietary facilities. On August 5, 1997, President Clinton signed into law the Balanced Budget Act ("BBA") which included among other things, sweeping changes to Medicare reimbursement for long-term care services. The new reimbursement system is intended to reduce the growth in Medicare spending by creating incentives for the lowest cost delivery of long-term care services. The prospective payment system ("PPS") is being implemented over a twelve month period (based upon each facility's year-end cost report) beginning July 1, 1998, with the majority of nursing homes converting to PPS on January 1, 1999. Reimbursement under the new PPS rates will be phased in over the next four years. PPS may result in reduced Medicare revenue for long-term care facilities with significant Medicare patient populations. Success under PPS is dependent on several factors, including the third-party operator's management team's effectiveness.


     Payments from state Medicaid programs for psychiatric care are based on reasonable costs or are at fixed rates. Long-term care facilities are generally paid by the various states' Medicaid programs at rates based upon cost reimbursement principles. Reimbursement rates are typically determined by the state from cost reports filed annually by each facility on a prospective or retrospective basis. Most Medicare and Medicaid payments are below retail rates. Payments from other payors are generally also below retail rates. Blue Cross payments in different states and areas are based on costs, negotiated rates or retail rates.


     Regulation of Healthcare Properties and Third-Party Operators

     Long-Term Care Facilities--Regulation of long-term care facilities is exercised primarily through the licensing of such facilities. The particular agency having regulatory authority and the license qualification standards vary from state to state and, in some instances, from locality to locality. Licensure standards are constantly under review and undergo periodic revision. Governmental authorities generally have the power to review the character, competence and community standing of the operator and the financial resources and adequacy of the facility, including its plant, equipment, personnel and standards of medical care. Long-term care facilities may be certified under the Medicare program and are normally eligible to qualify under state Medicaid programs, although not all participate in the Medicaid programs.


     Rehabilitation Hospitals--Rehabilitation hospitals are also subject to extensive federal, state and local legislation and regulation. Rehabilitation hospitals are subject to periodic inspections and licensure requirements. Inpatient rehabilitation facilities are cost-reimbursed, receiving the lower of reasonable costs or reasonable charges. Typically, the fiscal intermediary pays a set rate per day based on the prior year's costs for each facility. Annual cost reports are filed with the operator's fiscal intermediary and adjustments are made, if necessary.


     Medical Office Buildings--The individual physicians, groups of physicians and healthcare providers which occupy medical office buildings are subject to a variety of federal, state and local regulations applicable to their specific areas of practice. Since medical office buildings may contain numerous types of medical services, a wide variety of regulations may apply. In addition, medical office buildings must comply with the requirements of municipal building codes, health codes and local fire departments.

     Acute Care Hospitals--Acute care hospitals are subject to extensive federal, state and local legislation and regulation relating to, among other things, the adequacy of medical care, equipment, personnel, hygiene, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Hospitals must maintain strict standards in order to obtain their state hospital licenses from a department of health or other applicable agency in each state. In granting and renewing licenses, the department of health considers, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and nursing staff, the quality of care and continuing compliance with the laws and regulations relating to the operation of the facilities. State licensing of facilities is a prerequisite to certification under the Medicare and Medicaid programs. Various other licenses and permits also are required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. Hospital facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for their licensing and accreditation.

     Retirement and Assisted Living--Residential communities such as retirement and assisted living facilities are subject to varying degrees of regulation and licensing by local and state health and social service agencies, and other regulatory authorities specific to their location. Typically these regulations and licensing requirements relate to fire safety, sanitation, staff training, staffing levels and living accommodations, as well as requirements specific to certain health related services offered. Levels of service provided and corresponding regulation vary considerably from operator to operator as some are similar to long-term care facilities, while others fall into the relatively unregulated care of a retirement community.

     Alcohol and Substance Abuse Treatment Facilities--Alcohol and substance abuse treatment facilities must comply with the licensing requirements of federal, state and local health agencies and with the requirements of municipal building codes, health codes and local fire departments. In granting and renewing a facility's license, a state health agency considers, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and healthcare staff, the quality of nursing and other services and the continuing compliance of such facility with the laws and regulations applicable to its operations.

     Psychiatric Hospitals--Psychiatric hospitals generally are subject to extensive federal, state and local legislation and regulation. Licensing for psychiatric hospitals is subject to periodic inspections regarding standards of medical care, equipment and hygiene. In addition, there are specific laws regulating civil commitment of patients and disclosure of information regarding patients being treated for chemical dependency. Many states have adopted a "patient's bill of rights" which sets forth standards, such as using the least restrictive treatment, allowing patient access to the telephone and mail, allowing the patient to see a lawyer and requiring the patient to be treated with dignity. Insurance reimbursement for psychiatric treatment generally is more limited than for general healthcare.

Lodging Related Real Estate
     As of December 31, 1998, Realty had investments in 301 lodging facilities including 226 La Quinta[RegTM] Inns and 57 La Quinta[RegTM] Inns & Suites which are presently operating and wholly-owned by Realty, two presently operating La Quinta[RegTM] Inns which Realty owns 50% or more of, three lodging properties owned by Realty which are marketed under a brand name other than La Quinta[RegTM], and 13 La Quinta[RegTM] Inns & Suites under construction. Realty anticipates that these properties under construction will be completed by the end of the second quarter of 1999. These lodging facilities, which are located in 28 states and have an aggregate of 37,000 rooms in service, are leased by Realty (or the respective property owning subsidiary) to a subsidiary of Operating. A complete discussion of the lodging business and inventory is presented in Operating's portion of the Business section of this Joint Annual Report on Form 10-K.

     La Quinta Merger

     Realty acquired the real estate assets of La Quinta Inns, Inc. on July 17, 1998 by merging La Quinta Inns, Inc. with and into Realty. The real estate assets acquired consisted of 233 La Quinta[RegTM] Inns and 47

La Quinta[RegTM] Inns & Suites in service as of the date of the La Quinta Merger, and 23 La Quinta[RegTM] Inns & Suites under construction and additional land held for development. The properties in service at the time of the La Quinta Merger consisted of 280 lodging facilities, containing a total of approximately 36,000 rooms located in 28 states, concentrated in the western and southern regions of the United States. Substantially all of those properties were wholly-owned by La Quinta Inns, Inc. and were operated under the La Quinta[RegTM] Inns and La Quinta[RegTM] Inns & Suites brand names.

     Lodging Properties In Service

     Realty's portfolio of lodging properties consist principally of wholly-owned lodging facilities. Realty (including through its predecessor, La Quinta Inns, Inc.) has historically acquired either directly or with a development partner, real estate upon which to develop a lodging facility. Realty's hotel division generally identifies real estate that is located in well-traveled areas in order to offer the business traveler, which is La Quinta's principal customer type, convenient access to the facilities and services needed to conduct his or her job. Realty (including through its predecessor) develops and leases two types of lodging properties, La Quinta[RegTM] Inns and La Quinta[RegTM] Inns & Suites. La Quinta[RegTM] Inns consist of hotel properties with an average of 130 single rooms per property and are operated in the mid-priced lodging segment. La Quinta[RegTM] Inns & Suites consist of two room suites that contain additional room and on-site amenities and are operated at the high-end of the mid-priced segment.

     Lodging Properties in Development

     During 1998, Realty's lodging division completed construction of 24 new La Quinta[RegTM] Inns & Suites and has an additional 13 inns under construction to be completed by June 1999.

     Future Development Activities

     As part of the Plan, Realty will not commence any new construction of lodging facilities until market conditions will foster such new development and the capital markets are more appropriately accessible to finance any such new development. As of December 31, 1998 the 13 La Quinta[RegTM] Inns & Suites under construction will be completed by the end of the second quarter of 1999, although no new construction is planned or will be commenced in the near term. Instead, Realty's lodging division will evaluate and concentrate on lodging facilities in services in order to maximize the overall return from Realty's lodging portfolio. Once market conditions warrant and the capital markets are accessible at an acceptable cost to Realty, Realty intends to pursue development opportunities for lodging facilities, including La Quinta[RegTM] Inns and La Quinta[RegTM] Inns & Suites, when, as and if appropriate.

Golf Related Real Estate
     As of December 31, 1998, Realty had investments in 43 golf courses, including 34 golf courses that it owns either directly or through subsidiaries and 9 golf courses that it leases from third parties. In addition, Realty is currently developing 2 additional golf courses in Texas. All of Realty's owned and leased golf course are leased or subleased, as the case may be, to a subsidiary of Operating.

     On February 11, 1999, Realty, together with Operating, announced that it had entered into a definitive agreement to sell the subsidiaries that own Realty's golf course properties, together with the operations conducted thereon, to Golf Acquisitions, L.L.C., an affiliate of ClubCorp., Inc. for an aggregate purchase price of approximately $393 million, subject to certain adjustments. The transaction, which is subject to customary closing conditions, is scheduled to close on or prior to, March 31, 1999. Upon completion of this transaction, Realty will no longer own interests, directly or indirectly, in any golf course properties.

     Cobblestone Merger

     Realty acquired the real estate assets of Cobblestone Holdings, Inc. and its subsidiaries on May 29, 1998 by merging Cobblestone Holdings, Inc. with and into Realty. The real estate assets acquired consisted of 25 golf courses, 19 of which were owned and 6 of which were leased. Cobblestone's properties were concentrated primarily in the southern United States.

     Additional Acquisitions of Golf Course Properties

     During, 1998, Realty, through its golf division, also acquired an additional 18 golf courses, 15 of which were owned and 3 of which were leased. These courses were principally located in the southeastern United States.

     Lease of Golf Course Properties to Operating

     All of Realty's golf courses are either leased, in the case of its owned golf courses, or subleased, in the case of its leased golf courses, to a subsidiary of Operating. A discussion of the golf business and industry is presented in Operating's portion of the Business section of this Joint Annual Report on Form 10-K.

     Golf Properties in Development

     During 1998, Realty's golf division commenced construction of two new golf courses. In addition, one nine-hole course that was under construction at the beginning of 1998 was completed and put in service during 1998.

Employees
     As of December 31, 1998, the operations of Realty were maintained by 83 employees. Realty has not experienced any significant labor problems and believes that its employee relations are good.


Legal Proceedings
     Realty is, and is likely in the future to be, subject to certain types of litigation, including negligence and other tort claims. The costs and effects of such legal and administrative cases and proceedings (whether civil or criminal), settlements and investigations are indeterminate. The costs and effects of any such legal proceeding could be material to Realty's operations. For further discussion of these issues see Item 3, "Legal Proceedings".


General Real Estate Investment Risks
     Realty's ownership of real property is substantial. Realty's investments are subject to varying degrees of risk generally incident to the ownership of real property. Real estate values and income from Realty's properties may be adversely affected by changes in national economic conditions, changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in real estate tax rates and other operating expenses, adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters (which may result in uninsured losses), acts of war, adverse changes in zoning laws and other factors which are beyond the control of Realty. A significant portion of revenue for third party operators of Realty's Portfolio arises from government reimbursement of various healthcare services. Changes in reimbursement rates could adversely affect third-party operators' cash flow and calculating for operating expenses.


Value and Liquidity of Real Estate
     Real estate investments are relatively illiquid. The ability of Realty to vary its portfolio in response to changes in economic and other conditions is limited. If Realty must sell an investment, there can be no assurance that Realty will be able to dispose of it in the time period it desires or that the sales price of any investment will recoup or exceed the amount of Realty's investment.


Property Taxes
     Each of Realty's lodging facilities is subject to real property taxes. The real property taxes on the inns may increase or decrease as property tax rates change and as the properties are assessed or reassessed by taxing authorities. If property taxes increase, Realty's operations could be adversely affected.


                                   OPERATING


General
     Operating is a Delaware corporation which operates the business conducted on Realty's lodging and golf related real estate. Operating does not operate any businesses conducted on, or related to, Realty's healthcare related real estate. As of December 31, 1998, Operating leased from Realty and managed 299 lodging facilities and 43 golf courses. In addition, until it was sold on December 10, 1998, Operating also leased from Realty and operated the Santa Anita Racetrack, one of the United States' preeminent thoroughbred racetracks. Operating's activities are conducted primarily on real estate either leased or subleased from Realty. Operating neither leases real estate from, nor manages real estate on behalf of, any third-party. Rather, Operating's activities are currently principally intended to enhance the Companies' shareholders participation in the income produced by Realty.


     As described above, The Meditrust Companies announced a comprehensive restructuring plan on November 12, 1998 that is designed to clarify the Companies investment and operating strategy by focusing on the healthcare and lodging business segments. As a result, prior to December 31, 1998, Operating, together with Realty, sold the Santa Anita Racetrack and the Santa Anita horseracing operations. In addition, Operating, together with Realty, has entered into a definitive agreement to sell all of its subsidiaries that operate the businesses conducted on Realty's golf course properties. Accordingly, Operating's business, once the sale of the Cobblestone golf entities is completed, will thereafter be focused on the lodging business.


     Operating's principal executive offices are based at 197 First Avenue, Suite 300, Needham, Massachusetts 02494, and its telephone number is (781) 453-8062.


     For a discussion of certain factors that could impact the financial condition, results of operations and/or business of Operating or the successful implementation of the comprehensive restructuring plan and each of its component parts, you are encouraged to read the section entitled "Certain Factors You Should Consider" beginning on page 64 of this Joint Annual Report on Form 10-K.


Lodging
     The lodging portion of Operating's business is conducted under the La Quinta[RegTM] brand name. La Quinta is one of the largest operators of hotels in the mid-priced segment of the lodging industry in the United States. La Quinta achieved an occupancy percentage of 67.0% and an average daily room rate ("ADR") of $59.29 for the period subsequent to the La Quinta Merger and an occupancy percentage of 68.7% and an ADR of $60.25 for the year ended December 31, 1998. La Quinta has Inns located in 28 states, concentrated in the western and southern United States. La Quinta operated Inns and Inn & Suites hotels with a combined total of approximately 37,000 rooms at the end of 1998.


     Product

     La Quinta[RegTM] Inns appeal to guests who desire high-quality rooms, convenient locations and attractive prices, but who do not require banquet and convention facilities, in-house restaurants, cocktail lounges or room service. By eliminating the costs of these management-intensive facilities and services, La Quinta believes it offers its customers exceptional value by providing rooms that are comparable in quality to full-service hotels at lower prices.


     The typical La Quinta Inn contains approximately 130 spacious, quiet and comfortably furnished guest rooms averaging 300 square feet in size. Guests at a La Quinta Inn are offered a wide range of amenities and services, such as its complimentary First Light[TM] breakfast program which includes cereal and fresh fruit, free unlimited local telephone calls, a swimming pool, same-day laundry and dry cleaning, fax services, 24-hour front desk message service and free parking. Room amenities include new 25 inch remote control televisions with expanded free television channel choices, movies-on-demand, interactive video games from Nintendo[RegTM], in room coffee makers and dataport telephones for computer connections. Additional amenities available at La Quinta Inn & Suites include two room suites with microwaves and refrigerators, fitness centers and courtyards with gazebos and spas. La Quinta guests typically have convenient access to food service at adjacent free-standing restaurants, including national chains such as Cracker Barrel, International House of Pancakes, Denny's and Perkins. Realty has an ownership interest in 120 of these adjacent buildings, which are generally leased to restaurant operators.


     La Quinta's strategy is to continue to operate as a high-quality provider in the mid-priced segment of the hotel industry, focusing on enhancing revenues, cash flow and profitability. Specifically, La Quinta's strategy centers upon:

   Continued Focus on Mid-priced Segment--Hotels in this price category provide cost-conscious business travelers with high-quality rooms and convenient locations at a moderate price. Because La Quinta competes primarily in the mid-priced segment, management's attention is totally focused on meeting the needs of La Quinta's target customers.


   La Quinta Ownership and Management of Inns--In contrast to many of its competitors, La Quinta manages and has ownership interests through Operating and Realty in all of its inns. At March 26, 1999, Realty and Operating owned 100% of 290 La Quinta inns including 61 Inns & Suites, and 50% or more of an additional two inns. As a result, La Quinta believes it is able to achieve a higher level of consistency in both product quality and service than its competition. In addition, La Quinta's position as one of the few owner-operated chains enables La Quinta to offer new services, direct expansion, establish pricing strategy and to make other marketing decisions on a system-wide or local basis as conditions dictate, without consulting third-party owners, management companies or franchisees as required of most other lodging chains. La Quinta's management of the inns also enables it to control costs and allocate resources effectively to provide excellent value to the consumer.


     Operations

     Management of the La Quinta chain is coordinated from its headquarters in San Antonio, Texas. Centralized corporate services and functions include marketing, financing, accounting and reporting, purchasing, quality control, development, legal, reservations and training.


     Inn operations are currently organized into Eastern, Western and Central divisions with each division headed by a Divisional Vice President. Regional Managers report to the Divisional Vice Presidents and are each responsible for approximately 15 inns. Regional Managers are responsible for the service, cleanliness and profitability of the inns in their regions.


     Inn managers receive inn management training which includes an emphasis on service, cleanliness, cost controls, sales and basic repair skills. Because La Quinta's professionally trained managers are substantially relieved of responsibility for food service, they are able to devote their attention to assuring friendly guest service and quality facilities, consistent with chain-wide standards.


     At December 31, 1998, La Quinta employed approximately 8,000 persons, of whom approximately 90% were compensated on an hourly basis. Approximately 340 individuals were employed at the corporate headquarters and 7,660 were employed directly in inn operations. La Quinta's employees are not currently represented by labor unions. Management believes its ongoing labor relations are good.


     Customer Base and Marketing

     La Quinta's combination of consistent, high-quality accommodations and good value is attractive to business customers, who account for more than 70% of rooms rented. These core customers typically visit a given area several times a year, and include salespersons covering a specific territory, government and military personnel and technicians. La Quinta also targets both vacation travelers and senior citizens. For the convenience of these targeted customer groups, inns are generally located near suburban office parks, major traffic arteries or destination areas such as airports and convention centers.


     La Quinta has developed a strong following among its customers. An external industry survey shows La Quinta's heavy users are among the most loyal of the mid-priced segment. La Quinta focuses a number of its marketing programs on maintaining a high number of repeat customers. For example, La Quinta promotes a "Returns[RegTM] Club" offering members preferred status and rates at La Quinta inns, along with rewards for frequent stays. The Returns[RegTM] Club had approximately 360,000 members as of December 31, 1998.


     La Quinta focuses on reaching its target markets through advertising, direct sales, repeat traveler incentive programs and other marketing programs targeted at specific customer segments. It advertises through television, radio and print advertisements which focus on quality and value. La Quinta uses the same campaign concept throughout the country with minor modifications made to address regional differences. La Quinta also uses billboard advertisements posted along major highways to advertise the existence and location of La Quinta inns or Inn & Suites hotels in the proximity.

     La Quinta markets directly to companies and other organizations through its direct sales force of over 90 sales representatives and managers. This sales force calls on companies which have a significant number of individuals traveling in the regions in which La Quinta operates and which are capable of producing a high volume of room nights.

     La Quinta provides a central reservation system, "teLQuik[RegTM]," which currently accounts for advance reservations for approximately 34% of room nights. The teLQuik[RegTM] system allows customers to make reservations by dialing 1-800-NUROOMS (1-800-687-6667) or 1-800-531-5900 toll free, or from reservations phones placed in all La Quinta inns. These phones enable guests to make their next night's reservation from their previous night's La Quinta inn. In addition, approximately 40% of room nights reflect advance reservations made directly with individual inns and forwarded to the central reservation system. In total, advance reservations account for approximately 74% of room nights. La Quinta operates two reservation centers with state-of-the-art technology in processing reservations as one virtual center. La Quinta, through its national sales managers, markets its reservation services to travel agents and corporate travel planners who may access teLQuik[RegTM] through five major airline reservation systems.

     Information regarding inn locations, services and amenities, as well as reservation capabilities and a virtual reality tour of the new Gold Medal rooms, is available on La Quinta's Travel Web site at http://www.laquinta.com.


     Competition

     Each La Quinta inn competes in its market area with numerous full service lodging brands, especially in the mid-priced segment, and with numerous other hotels, motels and other lodging establishments. Chains such as Hampton Inns, Fairfield Inns and Drury Inns are direct competitors of La Quinta. Other competitors include Holiday Inns, Ramada Inns, Red Roof Inns and Comfort Inns. There is no single competitor or group of competitors of La Quinta that is dominant in the lodging industry. Competitive factors in the industry include reasonableness of room rates, quality of accommodations, service level and convenience of locations.

     The profitability of inns operated by La Quinta is subject to general economic conditions, competition, the desirability of particular locations, the relationship between supply of and demand for hotel rooms and other factors. La Quinta generally operates inns in markets that contain numerous competitors, and the continued success of its inns will be dependent, in large part, upon the ability of these facilities to compete in such areas as reasonableness of room rates, quality of accommodations, service level and convenience of locations. There can be no assurance that demographic, geographic or other changes in markets will not adversely affect the convenience or desirability of the locations of La Quinta's inns. Furthermore, there can be no assurance that, in the markets in which La Quinta inns operate, competing hotels will not provide greater competition for guests than currently exists, and that new hotels will not enter such markets.

     The lodging industry in general, including La Quinta, may be adversely affected by national and regional economic conditions and government regulations. The demand for accommodations at a particular inn may be adversely affected by many factors including changes in travel and weather patterns, local and regional economic conditions and the degree of competition with other lodging establishments in the area.

     Seasonality

     The lodging industry is seasonal in nature. Generally, La Quinta's inn revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in the revenue, profit margins and net earnings of La Quinta.

     Supply and Demand

     In some years, construction of lodging facilities in the United States resulted in an excess supply of available rooms, and the oversupply had an adverse effect on occupancy levels and room rates in the industry. Although the relationship between supply and demand has been favorable in recent years, the lodging industry may be adversely affected in the future by (i) an oversupply of available rooms, (ii) national and regional economic conditions, (iii) changes in travel patterns, (iv) taxes and government regulations which influence or determine wages, prices, interest rates, construction procedures and costs, and (v) the availability of credit.

     Employment and Other Governmental Regulation

     La Quinta's business is subject to extensive federal, state and local regulatory requirements, including building and zoning requirements, all of which can prevent, delay, make uneconomic or significantly increase the cost of constructing additional lodging facilities. In addition, La Quinta is subject to laws governing its relationship with employees, including minimum wage requirements, overtime pay, working conditions, work permit requirements and discrimination claims. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could adversely affect La Quinta. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While La Quinta believes that its inns are substantially in compliance with these requirements, a determination that La Quinta is not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. These and other initiatives could adversely affect La Quinta as well as the lodging industry in general.

     Employees

     La Quinta's future success will depend, in part, on its continuing ability to attract, retain and motivate highly qualified personnel, who are in great demand.

     Lodging Industry Operating Risks

     La Quinta is subject to all operating risks common to the lodging industry. These risks include, among other things, (i) competition for guests from other hotels, a number of which may have greater marketing and financial resources than La Quinta, (ii) increases in operating costs due to inflation and other factors, which increases may not have been offset in recent years, and may not be offset in the future, by increased room rates, (iii) dependence on business and commercial travelers and tourism, which business may fluctuate and be seasonal, (iv) increases in energy costs and other expenses of travel, which may deter travelers, and (v) adverse effects of general and local economic conditions.

     Construction

     La Quinta may from time to time experience shortages of materials or qualified tradespeople or volatile increases in the cost of certain construction materials, resulting in longer than normal construction and remodeling periods, loss of revenue and increased costs. La Quinta relies heavily on local contractors, who may be inadequately capitalized or understaffed. The inability or failure of one or more local contractors to perform may result in construction delays, increased cost and loss of revenue.

Golf Course Operations
     As of December 31, 1998, Operating operated 43 golf courses in 7 states. Operating leases or subleases, as the case may be, these golf course properties from Realty. Operating directly manages these golf courses through its Cobblestone golf division, which is headquartered in San Diego, California. Cobblestone's individual golf course properties are locally managed, although regional managers, each of whom report to Cobblestone's senior management team, are responsible for oversight of a number of Cobblestone's golf course facilities.

     On February 11, 1999, Operating, together with Realty, announced that it had entered into a definitive agreement to sell the subsidiaries that conduct the golf businesses at the golf courses owned and leased by Realty, together with the golf course related real estate owned and/or leased by Realty, to Golf Acquisitions, L.L.C., an affiliate of ClubCorp., Inc. for an aggregate purchase price of approximately $393 million, subject to certain adjustments. The transaction, which is subject to customary closing conditions, is scheduled to close on or prior to, March 31, 1999. Upon completion of this transaction, Operating will no longer operate a golf course related business.

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

Legal Proceedings
     Operating is, and is likely in the future to be, subject to certain types of litigation, including negligence and other tort claims. The costs and effects of such legal and administrative cases and proceedings (whether civil or criminal), settlements and investigations are indeterminate. The costs and effects of any such legal proceeding could be material to Operating's operations. For further discussion of these issues see Item 3, "Legal Proceedings".

Item 2. Properties
     The following table sets forth certain information as of December 31, 1998 regarding the Companies' healthcare, golf and hotel facilities:



                                                                                                     Annual
                                                              Purchase                             Base Rent
                           Number         Number                Price               See                or
                             of             of               or Mortgage        References          Interest
Location                 Facilities   Beds/Rooms (1)         Amount (2)            Below          Payment (3)
----------------------- ------------ ---------------- ------------------------ ------------ -----------------------
                                                       (dollars in thousands)                (dollars in thousands)
LONG-TERM CARE
FACILITIES
Alabama                        1             230             $    7,759                           $    941
Arkansas                       1              94                  8,392                                881
Arizona                        6           1,054                 41,957             (4)                978
California                    10             919                 78,837             (5)              6,571
Colorado                      15           1,432                 70,484             (4)              6,957
Connecticut                   14           1,980                109,779             (6)             13,547
Florida                       17           2,111                120,154             (7)             14,133
Georgia                        1              83                  2,474             (4)             10,817
Idaho                          4             808                 43,113             (4)              2,159
Indiana                       13           1,723                 71,264             (8)              2,739
Kansas                         3             379                  8,440             (4)
Kentucky                       2             283                 15,380             (9)              1,599
Massachusetts                 31           4,785                318,573            (10)             33,583
Maryland                       1             170                 18,188                              1,910
Michigan                       4             458                 23,044            (11)              2,658
Missouri                      19           2,526                 83,444            (12)             10,178
North Carolina                 1             118                  2,011             (4)
Nebraska                       3             413                 12,564             (4)
New Hampshire                  7             642                 46,598                              3,657
New Jersey                     8           1,423                123,841            (13)             12,743
New Mexico                     1             206                 12,763             (4)              1,162
Nevada                         3             564                 29,887             (4)              2,227
New York                       5             512                 51,044            (14)                900
Ohio                           8             956                 44,502            (15)              4,016
Pennsylvania                   3             381                 18,392            (16)              2,192
Rhode Island                   2             332                 14,936             (4)              1,519
South Carolina                 1              88                  3,907             (4)                389
Tennessee                     10           1,321                 45,855             (4)              2,387
Texas                          5             660                 40,375            (17)              3,284
Utah                           2             240                  7,902             (4)
Washington                    10           1,267                 58,120            (18)             12,999
Wisconsin                      1             119                 13,888                              1,035
West Virginia                  7             615                 29,406            (19)              2,906
Wyoming                        2             312                 14,527             (4)              1,720
                              --           -----             ----------                           --------
 TOTAL LONG TERM CARE        221          29,204             $1,591,800                           $162,787
                             ---          ------             ----------                           --------

                                                                                                        Annual
                                                                 Purchase                             Base Rent
                              Number         Number                Price               See                or
                                of             of               or Mortgage        References          Interest
Location                   Facilities   Beds/Rooms (1)          Amount (2)            Below          Payment (3)
-------------------------- ------------ ---------------- ------------------------ ------------ -----------------------
                                                         (dollars in thousands)                (dollars in thousands)
ASSISTED LIVING
Arkansas                          5             255              $  20,143                             $  1,986
Arizona                           3             215                 13,196                                  590
California                        2             196                 16,100                                1,504
Colorado                          1              62                  5,273             (4)                  459
Connecticut                       1             115                 12,718                                  622
Florida                          24           1,790                167,004            (20)               14,167
Idaho                             4             250                 18,721            (21)                1,894
Kansas                            5             144                  7,925                                  903
Massachusetts                     1              57                  5,423                                  526
Maryland                          1             110                  2,814                                   81
Michigan                         15             802                 72,619            (22)                6,268
Minnesota                         6             119                  7,211                                  659
North Carolina                    4             232                 22,945                                2,097
New York                          2             180                 10,490                                  863
Ohio                              9             651                 33,097                                2,483
Oklahoma                          2              59                  3,335                                  174
Oregon                            1              53                  3,050                                  303
Pennsylvania                     14             856                 57,609                                4,534
South Carolina                    3             225                 18,540                                1,776
Tennessee                         3             226                  4,744                                  140
Texas                            22             915                 47,670                                4,930
Virginia                          3             239                  8,111                                  500
Washington                        4             339                 18,827            (23)                1,821
Wisconsin                        18             384                 21,507                                1,994
West Virginia                     1              66                  4,090                                  183
                                 --           -----              ---------                             --------
 TOTAL ASSISTED LIVING          154           8,540              $ 603,162                             $ 51,457
                                ---           -----              ---------                             --------
REHABILITATON HOSPITALS
Kansas                            1              80              $  11,649                             $    752
                                ---           -----              ---------                             --------
MEDICAL OFFICE BUILDINGS
Arizona                           2                              $  38,453            (24)             $  3,014
California                        3                                 48,022                                4,354
Florida                          18                                164,621            (25)               16,490
Massachusetts                     2                                  1,850                                  268
New Jersey                        2                                 44,055            (26)                4,092
Nevada                            1                                  2,771            (27)                  281
Tennessee                         2                                 32,880             (4)                2,599
Texas                             4                                 51,194                                5,734
                                ---                              ---------                             --------
 TOTAL MEDICAL OFFICE
  BUILDINGS                      34                              $ 383,846                             $ 36,832
                                ---                              ---------                             --------
ACUTE CARE HOSPITAL
Arizona                           1             492              $  65,650                             $  7,222
                                ---           -----              ---------                             --------

                                                                                                        Annual
                                                                 Purchase                             Base Rent
                              Number         Number                Price               See                or
                                of             of               or Mortgage        References          Interest
Location                   Facilities   Beds/Rooms (1)          Amount (2)            Below          Payment (3)
-------------------------- ------------ ---------------- ------------------------ ------------ -----------------------
                                                         (dollars in thousands)                (dollars in thousands)
RETIREMENT LIVING FACILITIES
North Carolina                    1             190             $    5,380               (4)           $    477
Ohio                              1             104                  6,624               (4)                644
Utah                              1             287                  8,921               (4)                986
                                  -             ---             ----------                             --------
 TOTAL RETIREMENT LIVING          3             581             $   20,925                             $  2,107
                                  -             ---             ----------                             --------
PSYCHIATRIC HOSPITALS AND
ALCOHOL AND SUBSTANCE ABUSE
California                        1              61             $    5,750                             $    719
Florida, New York and
 Oklahoma                         5             524                 32,345               (4)              3,575
Texas                             1              99                  4,689                                  400
                                  -             ---             ----------                             --------
 TOTAL PSYCHIATRIC AND
  ALCOHOL AND
  SUBSTANCE ABUSE                 7             684             $   42,784                             $  4,694
                                  -             ---             ----------                             --------
 TOTAL HEALTHCARE               421          39,581             $2,719,816                             $265,851
                                ---          ------             ----------                             --------
GOLF COURSES
Arizona                           4                             $   33,636                             $  1,558
California                        6                                 64,107                                4,192
Florida                           4                                 33,425                                1,445
Georgia                           4                                 33,247                                1,323
North Carolina                    6                                 39,101                                2,102
Texas                            16                                142,964                                8,238
Virginia                          3                                 24,477                                  825
                                ---                             ----------                             --------
 TOTAL GOLF COURSES              43                             $  370,957                             $ 19,683
                                ---                             ----------                             --------
LAND UNDER DEVELOPMENT
California                                                      $      330
Florida                                                             13,508               (4)              1,366
                                                                ----------                             --------
 TOTAL LAND UNDER
  DEVELOPMENT                                                   $   13,838                             $  1,366
                                                                ----------                             --------
OTHER
California                                                      $    5,273               (4)           $    710
                                                                ----------                             --------
HOTELS
Alabama                           8           1,002             $   60,636
Arkansas                          5             603                 30,486              (29)           $      8
Arizona                          12           1,555                116,360
California                       17           2,436                193,270              (29)                 75
Colorado                         15           1,868                155,986
Florida                          34           4,502                336,359
Georgia                          17           2,169                114,723
Illinois                          7             913                 57,557
Indiana                           3             365                 19,552

                                                                                                          Annual
                                                                   Purchase                             Base Rent
                                Number         Number                Price               See                or
                                  of             of               or Mortgage        References          Interest
Location                     Facilities   Beds/Rooms (1)          Amount (2)            Below          Payment (3)
---------------------------- ------------ ---------------- ------------------------ ------------ -----------------------
                                                           (dollars in thousands)                (dollars in thousands)
Kansas                              2             228             $   10,790        (29)                 $     30
Kentucky                            1             129                  6,251
Louisiana                          15           2,058                153,007        (29)                      197
Missouri                            2             235                 12,893
Mississippi                         2             245                  8,419
North Carolina                     10           1,309                 86,501
Nebraska                            1             130                  4,845
New Mexico                          7             834                 60,315
Nevada                              4             625                 31,550        (29)                      365
Ohio                                1             122                  5,049
Oklahoma                            8             963                 61,664
Pennsylvania                        1             128                  6,653
South Carolina                      6             713                 37,080
Tennessee                          11           1,402                 76,648
Texas                             102          13,212                856,687        (29)                       54
Utah                                4             467                 37,369
Virginia                            4             511                 17,944
Washington                          3             418                 33,016
Wyoming                             1             105                  3,346
                                  ---          ------             ----------                             --------
 TOTAL HOTELS                     303          39,247             $2,594,956                                  729
                                  ---          ------             ----------                             --------
 TOTAL ALL FACILITIES (28)        767          78,828             $5,704,840                             $288,339
                                  ===          ======             ==========                             ========

     Other Healthcare Investments

     At various dates between July, 1996 and August 1998, Realty invested approximately $57,204,000 in exchange for 26,606,000 shares of common stock, representing 19.99% of NHP Plc, a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom. Realty does not have the right to vote more than 9.99% of the shares of NHP Plc. As of November 24, 1998, NHP Plc had invested or committed to invest approximately L377,000,000 in 200 nursing homes, totaling 10,841 beds. The facilities are leased to 24 nursing home operators in the United Kingdom with terms and conditions similar to those contained in Realty's leases.

 (1) Includes 39,581 total beds for healthcare facilities and 39,247 rooms for hotels. The La Quinta hotels have an average occupany of 67.0%. Based upon information provided by the operators of the healthcare facilities, the average occupancy of Realty's portfolio of operating healthcare facilities, including start-up facilities, for the nine months ended September 30, 1998, was as follows: 84% long-term care facilities, 50% rehabilitation hospitals, 76% alcohol and substance abuse treatment facilities, 68% assisted living, 92% retirement living facilities, and 57% acute care hospitals. Generally, average occupancy rates are determined by dividing the number of patient days in each period by the average number of licensed bed days during such period.

 (2) Represents purchase price or mortgage amount at December 31, 1998 for operating facilities and the funded loan amounts for facilities under construction.

 (3) The annual base rentals/interest payments under the healthcare leases or mortgages are generally projected to be approximately 9%-13% of the purchase price or mortgage amount, in accordance with the terms of the respective agreements. Base rent excludes additional and percentage rent and interest. Additional and percentage rent and interest for the year ended December 31, 1998 was an aggregate of $12,401,000 for all of the facilities. Additional and percentage rent and interest are calculated based upon a percentage of a facility's revenues over an agreed upon base amount or an automatic annual escalation.

 (4) Permanent mortgage loans

 (5) Includes permanent mortgage loans of $52,278,000

 (6) Includes permanent mortgage loans of $30,570,000

 (7) Includes permanent mortgage loans of $45,374,000 and construction loans of $24,995,000

 (8) Includes permanent mortgage loans of $63,937,000

 (9) Includes permanent mortgage loans of $5,380,000

(10) Includes permanent mortgage loans of $148,897,000

(11) Includes permanent mortgage loans of $7,739,000

(12) Includes permanent mortgage loans of $74,646,000

(13) Includes permanent mortgage loans of $55,184,000

(14) Includes a permanent mortgage loan of $218,000

(15) Includes a construction loan of $7,035,000

(16) Includes a permanent mortgage loan of $6,860,000

(17) Includes permanent mortgage loans of $33,816,000

(18) Includes permanent mortgage loans of $52,259,000

(19) Includes a permanent mortgage loan of $12,206,000

(20) Includes permanent mortgage loans of $98,598,000

(21) Includes a permanent mortgage loan of $3,744,000

(22) Includes a permanent mortgage loan of $4,574,000 and construction loans of $4,558,000

(23) Includes a permanent mortgage loan of $3,365,000

(24) Includes a permanent mortgage loan of $30,123,000

(25) Includes permanent mortgage loans of $6,173,000

(26) Includes a construction loan of $20,298,000

(27) Includes a permanent mortgage loan of $2,771,000

(28) Investments by Realty in facilities operated by Life Care Centers of America, Inc., Sun Healthcare Group, Inc., and Alternative Living Services represented 12%, 8%, and 4%, respectively, of Realty's total portfolio as of December 31, 1998.

(29) Represents annual base rent on ground operating leases.

     Long-Term Care Facilities. The long-term care facilities offer restorative, rehabilitative and custodial nursing care for patients not requiring more extensive and sophisticated treatment available at acute care hospitals. The facilities are designed to provide custodial care and to supplement hospital care and many have transfer agreements with one or more acute care hospitals.

     Assisted Living Facilities. The assisted living facility provides a combination of housing, supportive services, personalized assistance and healthcare designed to respond to individual needs for daily living and instrumental activities. Support services are generally available 24 hours a day to meet scheduled and unscheduled needs.

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

     Medical Office Buildings. Medical office building facilities contain individual physician, physician group and other healthcare provider offices for the administration and treatment of patients, usually in close proximity to the general service acute care hospital to which the physicians are affiliated. The types of services provided in a medical office building may include outpatient therapy, clinics, examination facilities and the provision of other medical services in a non-hospital setting.

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

     Golf Courses. These facilities include private country clubs, semi-private clubs and daily fee courses. Revenue is generated from the following sources -- initiation dues at private and semi-private golf courses, which are amortized over the expected life of the memberships, and from green fees, golf cart rentals, driving range fees, retail merchandise, food and beverage concessions and lodging fees.

     Lodging Properties. La Quinta inns appeal to guests who desire high-quality rooms, convenient locations and attractive prices, but who do not require banquet and convention facilities, in-house restaurants, cocktail lounges or room service.

     The new Inn & Suites hotels offer rooms designed to accommodate the needs of the guest irrespective of the purpose or length of the stay. The King Plus Extra rooms and deluxe two-room suites include features that may be desirable for longer stays. In addition, the Inn & Suites hotels offer fitness centers and courtyards with gazebos and spas. Typically, food service for La Quinta guests is provided by adjacent, free-standing restaurants.

     To maintain the overall quality of La Quinta's inns, each inn undergoes refurbishments and capital improvements as needed. Historically, refurbishing has been provided at intervals of between five and seven years, based on an annual review of the condition of each inn. La Quinta spent approximately $11,975,000 in capital improvements to existing inns during the period subsequent to the July 17, 1998 merger. La Quinta has made approximately $301,175,000 in investments in La Quinta Inns during the period 1995-1998. As a result of these expenditures, La Quinta believes it has been able to maintain a chainwide quality of rooms and common areas at its properties unmatched by any other national mid-priced hotel chain.

                                    LEASES

Healthcare Facilities
     Generally, each healthcare facility (which includes the land, buildings, improvements, related easements, and rights and fixtures (the "Leased Properties") that is owned by Realty is leased pursuant to a long-term triple net lease (collectively, the "Leases") which typically contains terms as outlined below. Leased Properties usually do not include major movable equipment.

     The Leases generally have a fixed term of approximately 10 years and contain multiple renewal options. Some Leases are subject to earlier termination upon the occurrence of certain contingencies described in the Lease.

     Realty's Leased Properties aggregated approximately $1,893,259,000 of gross real estate investments at December 31, 1998. The base rents range from approximately 7.56% to 13.75% per annum of Realty's equity investment in the Leased Properties. The base rents for the renewal periods are generally fixed rents for the initial renewal periods and market rates for later renewal periods. All Leases provide for either an automatic fixed annual rent escalation or additional variable rents in addition to the base rent, based on revenues exceeding specified base revenues. Realty typically also charges a lease commitment fee at the initiation of the sale/leaseback transaction.

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


Hotel Facilities
     Generally, each hotel facility (including land, easements and rights, buildings, improvements, furniture, fixtures and equipment) that is owned by Realty is leased to the Operating Company pursuant to long-term lease arrangements.

     The lease agreements have fixed terms of 5 years. Realty's gross real estate investment in the leased hotel facilities aggregate approximately $2,575,251,000 at December 31, 1998. The base rents range from 3.53% to 19.27% per annum of Realty's equity investment in the leased hotel facilities. The hotel facility lease arrangements between Realty and Operating Company include quarterly base or minimum rents plus contingent or percentage rents based on quarterly gross revenue thresholds for each facility.

     Operating Company is required to pay rent and all operating expenses of the hotel facilities while Realty assumes costs attributable to real estate taxes and insurance. Operating Company is required to provide for all repairs, replacements and alterations to the leased facilities which are not considered capital additions or material structural work, as defined in the lease agreements. Realty will provide for all capital additions and material structural work.


                           PERMANENT MORTGAGE LOANS

     Realty's permanent mortgage loan program is comprised of secured loans which are structured to provide Realty with interest income, additional interest based upon the revenue growth of the operating facility or a fixed rate increase, principal amortization and commitment fees. Virtually all of the approximately $1,216,625,000 of permanent mortgage loans at face value as of December 31, 1998 are first mortgage loans.

     The interest rates on Realty's investments in permanent mortgage loans for operating facilities range from approximately 7.6% to 12.5% per annum on the outstanding balances. The yield to Realty on permanent mortgage loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan, the amount of the commitment fee charged at the inception of the loan, the interest rate adjustments and the additional interest earned.

     The permanent mortgage loans for operating facilities made through December 31, 1998 are generally subject to 10-year terms with up to 20 to 30-year amortization schedules that provide for a balloon payment of the outstanding principal balance at the end of the tenth year. Some of the mortgages include an interest adjustment in the fifth year which generally provides for interest to be charged at the greater of the current interest rate or 300 to 400 basis points over the five-year United States Treasury securities' yield at the time of adjustment.

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

                       DEVELOPMENT INVESTMENTS AND LOANS

     Realty makes development investments or loans, which by their terms are, or convert into, sale/ leaseback transactions or permanent mortgage loans upon the completion of the facilities. Generally, the interest or yield rates on the outstanding balances of Realty's developments are up to 125-200 basis points over the prime rate of a specified financial institution. Realty also typically charges a commitment fee at the commencement of the project. The development period generally commences upon the funding of such investments or loans and terminates upon the earlier of the completion of development of the applicable facility or a specific date. This period is generally 12 to 18 months. During the development term, funds are advanced pursuant to draw requests in accordance with the terms and conditions of the applicable agreement which require a site visit prior to the advancement of funds. Monthly payments based on an interest or yield rate only, are made on the total amount of the investment or loan proceeds advanced during the development period.

     At December 31, 1998 Realty had outstanding development financing of $180,286,000 and was committed to providing additional financing of approximately $161,000,000, of which $119,000,000 relates to healthcare transactions. As with Realty's sale/leaseback transactions or permanent mortgage financing programs, the developments generally include a variety of additional forms of security and collateral. See "Leases" and "Permanent Mortgage Loans." During the development period, Realty generally requires additional security and collateral in the form of either payment and performance completion bonds or completion guarantees by either one, or a combination of, the lessee's or borrower's parent entity, other affiliates, or one or more of the individual principals..

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


     The parties negotiated and entered into an agreement in principle to settle the actions, dated on or about May 8, 1998 (the "Memorandum of Understanding"). The Memorandum of Understanding set forth the principal bases for the settlement, which included the issuance of a series of press releases prior to the meetings of the shareholders of the Companies and La Quinta to consider the La Quinta merger agreement, and the inclusion of a section in the joint proxy statement/prospectus prepared for the shareholder meetings which described the Forward Equity Issuance Transaction with MLI.


     The parties negotiated and entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation" or "Settlement"), dated on or about October 8, 1998. On October 8, 1998, the Texas Court entered an Order Re: Preliminary Approval ("Order") which, among other things, (i) preliminarily approved the Settlement; (ii) conditionally approved the Settlement Class; (iii) approved the Notice of Pendency and Settlement of Class Action for mailing to the Settlement Class; and (iv) scheduled a Settlement Hearing. On November 9, 1998, the Texas Court entered an amended Order which set the date for the Settlement Hearing to January 19, 1999. At the Settlement Hearing on January 19, 1999, a Final Judgement was entered, (i) finally approving the Settlement; (ii) declaring the Action and the Settlement Claims (as defined in the Stipulation) to be finally and fully compromised and settled; (iii) deeming the Representative Plaintiffs, the Settlement Class and the Settlement Class Members fully, finally and forever settled and releasing any and all Settled Claims against the Released Parties (as defined in the Stipulation); and (iv) dismissing the Action on the merits and with prejudice. Pursuant to the Settlement, La Quinta on February 22, 1999 paid the class plaintiffs attorney's fees totaling $700,000 which were awarded by the Texas court.

     The Companies are also a party to a number of other claims and lawsuits arising out of the normal course of business; the Companies believe that none of these claims or pending lawsuits, either individually or in the aggregate, will have a material adverse affect on the Companies' business or on their consolidated financial position or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders
     None


Item 4a. Executive Officers of the Registrants
     The following information relative to Realty's executive officers is given as of March 30, 1999:



Name                   Age  Position with Realty
--------------------- ----- -----------------------------------------------------
Thomas M. Taylor       56   Chairman
David F. Benson        49   Chief Executive Officer, President and Director
Michael F. Bushee      41   Chief Operating Officer
Michael S. Benjamin    41   Senior Vice President, Secretary and General Counsel
Laurie T. Gerber       41   Chief Financial Officer
John G. Demeritt       39   Controller
Stephen C. Mecke       36   Vice President of Acquisitions
Debora A. Pfaff        35   Vice President of Operations
Richard W. Pomroy      41   Vice President of Development

     Thomas M. Taylor has been Acting Chairman of the Board of Realty since August 1998. Prior to that he was Chairman of the Board of La Quinta Inns, Inc. from 1994 to 1998, and President of Thomas M. Taylor & Co. (an investment consulting firm) since 1985, President of TMT-FW (a diversified investment firm) since September 1989. Mr. Taylor is also Director of Kirby Corporation, MacMillan Bloedel Limited, Moore Corporation, Agrium Inc., Loewen Group, Inc. and John Wiley & Sons, Inc., and Chairman of the Board of Encal Energy, Ltd.

     David F. Benson has been Acting Chief Executive Officer of Realty since August 1998, President of Realty since September 1991 and Treasurer since 1996. Prior to that, he was Treasurer of Realty from January 1986 to May 1992. He was Treasurer of Mediplex from January 1986 through June 1987. He was previously associated with Coopers & Lybrand, independent accountants, from 1979 to 1985. Mr. Benson is also a Trustee of Mid-Atlantic Realty Trust, a shopping center REIT, traded on the American Stock Exchange, a Director of Harborside Healthcare Corporation, a long-term care company, and a Director of Nursing Home Properties, Plc, a UK company specializing in the purchase and leasing of purpose-built nursing homes.

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

     John G. Demeritt, a Certified Public Accountant, has been Controller of Realty since October 1995. Prior to that, he was Corporate Controller of CMG Information Services, Inc., an information service provider, from 1994 to 1995. He was Vice President of Finance and Treasurer of Salem Sportswear

Corporation, a manufacturer and marketer of licensed sports apparel, from June 1991 to November 1993. He was Controller of Scitex America Corporation, a manufacturer and distributor of electronic prepress equipment, from August 1986 to June 1991, and was previously associated with Laventhol & Horwath, independent accountants, from 1983 to 1986.

     Stephen C. Mecke has been Vice President of Acquisitions since October 1995 and has been Realty's Director of Acquisitions since June 1992. He was previously the Manager of Underwriting at Continental Realty Credit Inc., a commercial mortgage company, from October 1988 to June 1992.

     Debora A. Pfaff has been Vice President of Operations since October 1995 and has been Realty's Director of Operations since September 1992. Ms. Pfaff was previously a Senior Manager with KPMG Peat Marwick where she worked from 1985 to 1992.

     Richard W. Pomroy has been Vice President of Development since October 1997 and has been Director of Development since 1994. Prior to joining Realty, he was a project manager responsible for the management and development of construction projects at Continuum Care Corporation, an operator of nursing homes, subacute healthcare centers, and rehabilitation facilities. Mr. Pomroy began his career in the real estate industry as an architectural project manager, and gained additional property management experience as senior project manager, and later as vice president of construction, for several Boston area general contracting firms.

     The following information relative to Operating and Lodging executive officers is given as of March 30, 1999:



Name                    Age  Position with Operating
---------------------- ----- -------------------------------------------------------
Thomas M. Taylor        56   Chairman
William C. Baker        66   President
Lodging:
Ezzat S. Coutry         54   Chief Executive Officer, La Quinta Inns
John F. Schmutz         51   Senior Vice President and General Counsel
William S. McCalmont    43   Senior Vice President and Chief Financial Officer
Steven T. Schultz       52   Executive Vice President and Chief Development Officer
Thomas J. Chevins       42   Senior Vice President
Vito Stellato           46   Senior Vice President
Thomas Hall             51   Senior Vice President-Operations

     Thomas M. Taylor has been Acting Chairman of the Board of Operating since August 1998. Prior to that he was Chairman of the Board of La Quinta Inns, Inc. from 1994 to 1998, and President of Thomas M. Taylor & Co. (an investment consulting firm) since 1985, President of TMT-FW (a diversified investment firm) since September 1989. Mr. Taylor is also Director of Kirby Corporation, MacMillan Bloedel Limited, Moore Corporation, Agrium Inc., Loewen Group, Inc. and John Wiley & Sons, Inc., and Chairman of the Board of Encal Energy, Ltd.

     William C. Baker has been the President of Operating since August 1998 and a Director of Operating since November 1997. Prior to such date, he served as Chairman of the Board of Santa Anita Realty Enterprises, Inc., and Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company from August 1996 through the completion of the Santa Anita Mergers and as a Director from 1991 through the completion of the Santa Anita Mergers. Mr. Baker was Chief Executive Officer of Santa Anita Realty Enterprises from April 1996 to August 1996. Mr. Baker was the President of Red Robin International, Inc. (restaurant company) from 1993 to 1995, a private investor from 1988 to 1992 and Chairman of the Board and Chief Executive Officer of Del Taco, Inc. (restaurant franchises) from 1976 to 1988. He has also served as Chairman of the Board of Coast Newport Properties (real estate brokers) since 1991. Mr. Baker is a Director of Callaway Golf Company (golf equipment) and Public Storage, Inc. (REIT)

     Ezzat S. Coutry has been Chief Executive Officer of Lodging since July 1998. Prior to that he was Executive Vice President and Chief Operating Officer of La Quinta Inns, Inc. since November 1996. He served as Regional Vice President of the Midwest Region for Marriott Hotels, Resorts & Suites from July 1990 to October 1996. He served as Senior Vice President of Sales for Marriott Hotels, Resorts & Suites from July 1989 to June 1990 and Senior Vice President of Rooms Operations for Marriott Hotels, Resorts & Suites from January 1989 to June 1989.

     John F. Schmutz has been Senior Vice President and General Counsel of Lodging since July 1998. Prior to that he was Vice President-General Counsel and Secretary of La Quinta Inns, Inc. since June 1992. He served as Vice President-General Counsel of Sbarro, Inc. from May 1991 to June 1992. He served as Vice President-Legal of Hardee's Food Systems, Inc. from April 1983 to May 1991.

     William S. McCalmont has been Senior Vice President and Chief Financial Officer of Lodging since July 1998. Prior to that he was Senior Vice President and Chief Financial Officer of La Quinta Inns, Inc. since October 1997. He served as Senior Vice President and Chief Financial Officer of FelCor Suite Hotels from July 1996 to October 1997. He served as Vice President-Treasurer of Harrah's Entertainment from June 1995 to July 1996. He served as Vice President-Treasurer of The Promus Companies from November 1991 to June 1995.

     Steven T. Schultz has been Executive Vice President and Chief Development Officer of Lodging since July 1998. Prior to that he was Executive Vice President and Chief Development Officer of La Quinta Inns, Inc. since December 1997. He served as Senior Vice President-Development of La Quinta Inns, Inc. from June 1992 to December 1997. He served as Senior Vice President-Development of Embassy Suites from October 1986 to June 1992.

     Thomas J. Chevins is the Senior Vice President - Marketing of Lodging since January, 1999. Prior to joining La Quinta, he was Regional Vice President, Sales and Marketing for Marriott Lodging, Midwest Region. He also served as Regional Director of Sales and Marketing in Marriott's Midwest region.

     Vito Stellato is the Senior Vice President - Human Resources of Lodging since December of 1998. Prior to that, he was Vice President of Human Resources for Harrah's Entertainment, Inc. at their Las Vegas and New Orleans properties. He was Vice President of Human Resources for Embassy Suites Hotels and has also held positions with Holiday Inns and U.S. Office of Personnel Management.

     Thomas Hall is the Senior Vice President-Operations of Lodging since December 1998. Prior to that he held various Senior Executive positions with Harrah's Entertainment, Inc. Prior to Harrah's he held senior level positions within Promus Companies as Vice President Operations for Embassy Suites' Eastern Region and Vice President Operations for Hampton Inns Inc.

                                    PART II

Item 5a. Market for Registrants' Common Equity and Related Stockholder Matters

Paired Shares of Common Stock
     Market Information. The Companies' Shares are paired and trade together on the New York Stock Exchange under the symbol MT. The following table sets forth, for the periods shown, the high and low sales prices for the Shares (as reported on the New York Stock Exchange Composite Tape) as adjusted for the
Mergers:


                 1998                                     1997
---------------------------------------   -------------------------------------
Quarter           High          Low       Quarter         High          Low
-----------   -----------   -----------   ---------   -----------   -----------
  First         $ 36.75       $ 29.19     First         $ 33.81       $ 30.48
  Second        $ 31.56       $ 25.13     Second        $ 33.19       $ 29.54
  Third         $ 27.50       $ 13.69     Third         $ 34.54       $ 31.21
  Fourth        $ 18.94       $ 11.81     Fourth        $ 39.00       $ 34.59

     Holders. There were approximately 14,396 holders of record of the Companies' Shares as of March 9, 1999. Included in the number of shareholders of record are Shares held in "nominee" or "street" name.

     Dividends. Realty has declared the following distributions on the Shares during its two most recent fiscal years. The 1997 distributions have been adjusted for the exchange of Shares pursuant to the Mergers. Pursuant to Internal Revenue Code Section 857 (b) (3) (C), for the year ended December 31, 1998, Realty designates the following cash distributions to holders of Shares as capital gains dividends, in the amounts set forth below:



Common Shares
CUSIP 58501T306
                                                                          25%           20%       Non-taxable
      Date         Date of                 Per Share      Ordinary      Capital       Capital      Return of
    Declared        Record     Pay Date      Amount        Income         Gain          Gain        Capital
---------------- ----------- ----------- ------------- ------------- ------------- ------------- ------------
     9-Jan-98     30-Jan-98   13-Feb-98  $ 0.60625     $  0.36016    $  0.03845    $  0.18284    $  0.02480
    14-Apr-98     30-Apr-98   15-May-98   0.61125        0.36313       0.03876       0.18434       0.02502
     9-Jul-98     31-Jul-98   14-Aug-98   0.61625        0.36610       0.03908       0.18585       0.02522
    17-Jul-98     28-Aug-98   11-Sep-98   0.88361        0.52493       0.05603       0.26648       0.03617
    15-Oct-98     30-Oct-98   13-Nov-98   0.62125        0.36907       0.03940       0.18736       0.02542
                                         ---------     ----------    ----------    ----------    ----------
Total                                    $ 3.33861     $  1.98339    $  0.21172    $  1.00687    $  0.13663
                                         =========     ==========    ==========    ==========    ==========

Percentage                                    100%      59.40794%      6.34157%     30.15842%      4.09207%
                                         =========     ==========    ==========    ==========    ==========

     Pursuant to Internal Revenue Code Section 857 (b) (3) (C), for the year ended December 31, 1997, Realty designates the following cash distributions to holders of Shares as dividends in the amounts set forth below:


Common Shares
CUSIP 58501T306
                                                                           Non-taxable
      Date           Date of                    Per Share    Ordinary       Return of
    Declared          Record       Pay Date       Amount      Income         Capital
----------------   -----------   -----------   -----------  -----------   ------------
    10-Jan-97       31-Jan-97     14-Feb-97    $ 0.5888      $ 0.4023       $ 0.1865
     8-Apr-97       30-Apr-97     15-May-97     0.5930        0.4052         0.1878
     8-Jul-97       31-Jul-97     15-Aug-97     0.5971        0.4080         0.1891
     7-Oct-97       31-Oct-97     14-Nov-97     0.6013        0.4109         0.1904
                                               --------      --------       --------
Total                                          $ 2.3802      $ 1.6264       $ 0.7538
                                               ========      ========       ========

Percentage                                         100%      68.33   %      31.67   %
                                               ========      ========       ========

     Realty intends to distribute to its shareholders on a quarterly basis a majority of cash flow from operating activities available for distribution. Cash flow from operating activities available for distribution to shareholders of Realty will be derived primarily from the rental payments and interest payments derived from its real estate investments. All distributions will be made by Realty at the discretion of the Board of Directors and will depend on the earnings of Realty, its financial condition and such other factors as the Directors deem relevant. The distribution of $0.88361 per share represented a special distribution that was made to the holders of stock of Realty in order to comply with the requirements that Realty distribute the profits and earnings it inherited from LaQuinta when it acquired LaQuinta on July 17, 1998. In order to qualify for the beneficial tax treatment accorded to real estate investment trusts by Sections 856 to 860 of the Internal Revenue Code, Realty is required to make distributions to holders of its Shares of at least 95% of its "real estate investment trust taxable income".

Series A Preferred Stock
     Market Information. On June 10, 1998, Realty issued 7,000,000 depositary shares (the "Series A Depositary Shares"). Each Series A Depositary Share represents one-tenth of a share of 9% Series A Cumulative Redeemable Preferred Stock with a par value of $.10 per share ("Series A Preferred Stock"). Net proceeds from this issuance of approximately $168,666,000 were used by Realty primarily to repay existing indebtedness.


                 1998
--------------------------------------
Quarter          High          Low
----------   -----------   -----------
  First             --            --
  Second       $ 25.25       $ 25.00
  Third        $ 25.38       $ 19.13
  Fourth       $ 23.00       $ 19.00

     Holders. There were approximately 209 holders of record of Realty's Series A Depositary Shares as of March 9, 1999. Included in the number of holders of record are Series A Depositary Shares held in "nominee" or "street" name.

     Dividends. Realty has declared the following distributions on its Series A Preferred Stock (adjusted to reflect amounts per Series A Depositary Share) during 1998 and no distributions during 1997 as the Series A Preferred Stock was issued during 1998. Pursuant to Internal Revenue Code Section 857
(b)(3)(C), for the year ended December 31, 1998, Realty designates the following cash distributions to its holders of Series A Depositary Shares as capital gains dividends, in the amount set forth below:



Preferred Shares
CUSIP 58501T405
                                                                                        25%              20%
       Date           Date of                      Per Share        Ordinary          Capital          Capital
     Declared          Record       Pay Date        Amount           Income            Gain             Gain
-----------------   -----------   -----------   --------------   --------------   --------------   --------------
     8-Sep-98        15-Sep-98     30-Sep-98    $  0.64375       $  0.39876       $  0.04256       $  0.20243
     1-Dec-98        15-Dec-98     31-Dec-98      0.56250          0.34843          0.03719          0.17688
                                                ----------       ----------       ----------       ----------
Total                                           $  1.20625       $  0.74719       $  0.07975       $  0.37931
                                                ==========       ==========       ==========       ==========

Percentage                                            100%        61.94268%         6.61214%        31.44518%
                                                ==========       ==========       ==========       ==========

Item 6. Selected Financial Information
     The following data sets forth certain financial information for the Companies, Realty, and Operating Company. This information is based and should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this joint annual report.



                                      For the Combined Meditrust Companies
                                                1998           1997          1996          1995          1994
(In thousands except per share data)       -------------   -----------   -----------   -----------   -----------
Operating Data:
Revenue ................................    $  639,377     $289,038      $254,024      $209,369      $172,993
                                            ----------     --------      --------      --------      --------
Expenses:
 Hotel operations ......................       125,246
 Depreciation and amortization .........        87,228       26,838        21,651        16,620        15,615
 Amortization of goodwill ..............        13,265        2,349         1,556         1,556         1,556
 Interest expense ......................       178,458       87,412        64,216        64,163        67,479
 Rental property operating
  expenses .............................        15,638          210
 General and administrative expenses            21,436       10,257         8,625         7,058         7,883
 Other .................................       111,215
 (Income) Loss from
  unconsolidated joint venture .........          (906)          10
 Gain on sale of assets and
  securities, net ......................       (48,483)
                                            ----------     --------      --------      --------      --------
    Total expenses .....................       503,097      127,076        96,048        89,397        92,533
                                            ----------     --------      --------      --------      --------
Income (Loss) from continuing
 operations before benefit of
 income taxes ..........................       136,280      161,962       157,976       119,972        80,460
Income tax benefit .....................         4,800
                                            ----------     --------      --------      --------      --------
Income (Loss) from continuing
 operations ............................       141,080      161,962       157,976       119,972        80,460
Discontinued operations, net ...........      (294,227)         450
                                            ----------     --------      --------      --------      --------
Net income (loss) before
 extraordinary item ....................      (153,147)     162,412       157,976       119,972        80,460
Loss on prepayment of debt .............                                                 33,454
                                            ----------     --------      --------      --------      --------
Net income (loss) ......................      (153,147)     162,412       157,976        86,518        80,460
Preferred stock dividends ..............        (8,444)
                                            ----------     --------      --------      --------      --------
Net income (loss) available to Paired
 Common shareholders ...................    $ (161,591)    $162,412      $157,976      $ 86,518      $ 80,460
                                            ==========     ========      ========      ========      ========

                                         For the Combined Meditrust Companies

                                                  1998           1997           1996           1995           1994
(In thousands except per share data)        --------------- -------------- -------------- -------------- --------------
Per Share Data:
Basic earnings (loss) per Paired
 Common Share:
Income (Loss) from continuing
 operations ...............................  $       1.17     $     2.13     $     2.21     $     2.10     $     1.90
Discontinued operations, net ..............         (2.44)          0.01                            --             --
                                             ------------     ----------     ----------     ----------     ----------
Net income (loss) before
 extraordinary item .......................         (1.27)          2.14           2.21           2.10           1.90
Loss on prepayment of debt ................                                                     ( 0.59)            --
                                             ------------     ----------     ----------     ----------     ----------
Net income (loss) .........................         (1.27)          2.14           2.21           1.51           1.90
Preferred stock dividends .................         (0.07)
                                             ------------     ----------     ----------     ----------     ----------
Net income (loss) available to Paired
 Common shareholders ......................  $      (1.34)    $     2.14     $     2.21     $     1.51     $     1.90
                                             ============     ==========     ==========     ==========     ==========
Diluted earnings (loss) per Paired
 Common Share:
Income (Loss) from continuing
 operations ...............................  $       1.12     $     2.12     $     2.20     $     2.09     $     1.89
Discontinued operations, net ..............         (2.35)
                                             ------------     ----------     ----------     ----------     ----------
Net income (loss) before
 extraordinary item .......................         (1.23)          2.12           2.20           2.09           1.89
Loss on prepayment of debt ................                                                     ( 0.58)            --
                                             ------------     ----------     ----------     ----------     ----------
Net income (loss) .........................         (1.23)          2.12           2.20           1.51           1.89
Preferred stock dividends .................         (0.06)
                                             ------------     ----------     ----------     ----------     ----------
Net income (loss) available to Paired
 Common shareholders ......................  $      (1.29)    $     2.12     $     2.20     $     1.51     $     1.89
                                             ============     ==========     ==========     ==========     ==========
Weighted average shares
 outstanding:
Basic .....................................       120,515         76,070         71,445         57,152         42,433
                                             ------------     ----------     ----------     ----------     ----------
Diluted ...................................       125,508         76,524         71,751         57,457         42,564
                                             ------------     ----------     ----------     ----------     ----------
Distributions paid ........................  $       3.34     $     2.38     $     2.31     $     2.25     $     2.18
                                             ------------     ----------     ----------     ----------     ----------
Cash Flow Data:
Cash provided by operating
 activities ...............................  $    176,171     $  184,412     $  188,551     $  149,997     $  100,819
Cash used in investing activities .........    (1,104,060)      (571,325)      (437,150)      (310,135)      (284,996)
Cash provided by financing activities           1,189,613        387,919        247,077        164,449        207,808


                                                                            December 31,
                                            ----------------------------------------------------------------------------
(In thousands)                                       1998           1997           1996           1995           1994
                                            -------------     ----------     ----------     ----------     ----------
Balance Sheet Data:
Real estate investments, net ..............  $  5,086,736     $2,935,772     $2,188,078     $1,777,798     $1,484,229
Total assets ..............................     6,459,551      3,280,283      2,316,875      1,891,852      1,595,130
Indebtedness ..............................     3,301,722      1,377,438        858,760        762,291        765,752
Total liabilities .........................     3,508,623      1,454,544        931,934        830,097        824,983
Total shareholders' equity ................     2,950,928      1,825,739      1,384,941      1,061,755        770,147

                                               For Meditrust Corporation

                                                1998            1997            1996            1995            1994
(In thousands except per share data)       -------------   -------------   -------------   -------------   -------------
Operating Data:
Revenue ................................    $  518,872       $ 289,119       $ 254,024       $ 209,369       $ 172,993
                                            ----------       ---------       ---------       ---------       ---------
Expenses:
 Hotel operations ......................         1,063
 Depreciation and amortization .........        84,327          26,838          21,651          16,620          15,615
 Amortization of goodwill ..............        12,505           2,214           1,556           1,556           1,556
 Interest expense ......................       178,374          87,412          64,216          64,163          67,479
 Rental property operating
  expenses .............................        15,638             210
 General and administrative
  expenses .............................        19,371          10,111           8,625           7,058           7,883
 Other .................................        96,052
 (Income) Loss from
  unconsolidated joint venture .........          (906)             10
 Gain on sale of assets and
  securities, net ......................       (48,483)
                                            ----------       ---------       ---------       ---------       ---------
    Total expenses .....................       357,941         126,795          96,048          89,397          92,533
                                            ----------       ---------       ---------       ---------       ---------
Income (Loss) from continuing
 operations before benefit of
 income taxes ..........................       160,931         162,324         157,976         119,972          80,460
Income tax benefit .....................
Income (Loss) from continuing
 operations ............................       160,931         162,324         157,976         119,972          80,460
                                            ----------       ---------       ---------       ---------       ---------
Discontinued operations, net ...........      (295,875)            688
                                            ----------       ---------       ---------       ---------       ---------
Net income (loss) before
 extraordinary item ....................      (134,944)        163,012         157,976         119,972          80,460
Loss on prepayment of debt .............                                                        33,454
                                            ----------       ---------       ---------       ---------       ---------
Net income (loss) ......................      (134,944)        163,012         157,976          86,518          80,460
Preferred stock dividends ..............        (8,444)
                                            ----------       ---------       ---------       ---------       ---------
Net income (loss) available to Paired
 Common shareholders ...................    $ (143,388)      $ 163,012       $ 157,976       $  86,518       $  80,460
                                            ==========       =========       =========       =========       =========
Per Share Data:
Basic earnings (loss) per Paired
 Common Share:
Income (Loss) from continuing
 operations ............................    $     1.32       $    2.13       $    2.21       $    2.10       $    1.90
Discontinued operations, net ...........       (  2.43)           0.01              --              --              --
                                            ----------       ---------       ---------       ---------       ---------
Net income (loss) before
 extraordinary item ....................       (  1.11)           2.14            2.21            2.10            1.90
Loss on prepayment of debt .............            --              --                            0.59              --
                                            ----------       ---------       ---------       ---------       ---------
Net income (loss) ......................       (  1.11)           2.14            2.21            1.51            1.90
Preferred stock dividends ..............       (  0.07)             --              --              --              --
                                            ----------       ---------       ---------       ---------       ---------
Net income (loss) available to Paired
 Common shareholders ...................    $    (1.18)      $    2.14       $    2.21       $    1.51       $    1.90
                                            ==========       =========       =========       =========       =========

                                                  For Meditrust Corporation

                                                    1998             1997            1996            1995            1994
(In thousands except per share data)          ---------------   -------------   -------------   -------------   -------------
Diluted earnings (loss) per Paired
 Common Share:
Income (Loss) from continuing
 operations ...............................    $       1.27      $     2.11      $     2.20      $     2.09      $     1.89
Discontinued operations, net ..............         (  2.33)           0.01
                                               ------------      ----------      ----------      ----------      ----------
Net income (loss) before
 extraordinary item .......................         (  1.06)           2.12            2.20            2.09            1.89
Loss on prepayment of debt ................                                                            0.58              --
                                               ------------      ----------      ----------      ----------      ----------
Net income (loss) .........................         (  1.06)           2.12            2.20            1.51            1.89
Preferred stock dividends .................         (  0.07)
                                               ------------      ----------      ----------      ----------      ----------
Net income (loss) available to Paired
 Common shareholders ......................    $      (1.13)     $     2.12      $     2.20      $     1.51      $     1.89
                                               ============      ==========      ==========      ==========      ==========
Weighted average shares
 outstanding:
Basic .....................................         121,820          76,274          71,445          57,152          42,433
                                               ------------      ----------      ----------      ----------      ----------
Diluted ...................................         126,813          77,007          71,751          57,457          42,564
                                               ------------      ----------      ----------      ----------      ----------
Distributions paid ........................    $       3.34      $     2.38      $     2.31      $     2.25      $     2.18
                                               ------------      ----------      ----------      ----------      ----------
Cash Flow Data:
Cash provided by operating
 activities ...............................    $    187,606      $  185,195      $  188,551      $  149,997      $  100,819
Cash used in investing activities .........      (1,128,412)       (580,560)       (437,150)       (310,135)       (284,996)
Cash provided by financing activities             1,209,441         376,698         247,077         164,449         207,808

                                                                                 December 31,
                                              ----------------------------------------------------------------------------------
(In thousands)                                         1998            1997            1996            1995            1994
                                              -------------      ----------      ----------      ----------      ----------
Balance Sheet Data:
Real estate investments, net ..............    $  5,067,217      $2,935,772      $2,188,078      $1,777,798      $1,484,229
Total assets ..............................       6,320,985       3,215,928       2,316,875       1,891,852       1,595,130
Indebtedness ..............................       3,301,722       1,377,438         858,760         762,291         765,752
Total liabilities .........................       3,447,632       1,423,688         931,934         830,097         824,983
Total shareholders' equity ................       2,873,353       1,792,240       1,384,941       1,061,755         770,147

                        For Meditrust Operating Company

                                                                                Year         Initial Period
                                                                                Ended            Ended
                                                                            December 31,      December 31,
                                                                                1998              1997
                                                                           --------------   ---------------
(In thousands, except per share data)
Operating Data:
Revenue ................................................................     $  253,249        $      48
Expenses:
 Hotel operations ......................................................        124,183
 Depreciation and amortization .........................................          2,901
 Amortization of goodwill ..............................................            760              135
 Interest expense ......................................................            796              129
 General and administrative expenses ...................................          2,065              146
 Royalty to Meditrust Corporation ......................................          6,326
 Rent to Meditrust Corporation .........................................        125,706
 Other .................................................................         15,163
                                                                             ----------        ---------
Total expenses .........................................................        277,900              410
                                                                             ----------        ---------
Loss from continuing operations before benefit of income taxes .........        (24,651)            (362)
Income tax benefit .....................................................         (4,800)
                                                                             ----------        ---------
Loss from continuing operations ........................................        (19,851)            (362)
Discontinued operations ................................................          1,648             (238)
                                                                             ----------        ---------
Net loss ...............................................................     $  (18,203)       $    (600)
                                                                             ==========        =========
Per Share Data:
Basic earnings (loss) per common share:
Loss from continuing operations ........................................     $    (0.16)       $   (0.01)
Discontinued operations, net ...........................................           0.01               --
                                                                             ----------        ---------
Net loss ...............................................................     $    (0.15)       $   (0.01)
                                                                             ==========        =========
Diluted earnings (loss) per common share:
Loss from continuing operations ........................................     $    (0.16)       $   (0.01)
Discontinued operations, net ...........................................           0.01               --
                                                                             ----------        ---------
Net loss ...............................................................     $    (0.15)       $   (0.01)
                                                                             ==========        =========
Weighted average shares outstanding
Basic ..................................................................        120,515           82,490
Diluted ................................................................        120,515           82,490
Cash Flow Data:
Cash used in operating activities ......................................     $   11,435        $     783
Cash provided by (used in) investing activities ........................         24,352          (34,427)
Cash provided by (used in) financing activities ........................        (19,828)          54,883

                                                                                      December 31,
                                                                           -------------------------------
(In thousands)                                                                  1998             1997
                                                                            ------------        ---------
Balance Sheet Data:
Total assets ...........................................................     $  198,190        $ 120,426
Total liabilities ......................................................        119,683           63,338
Total shareholders' equity .............................................         78,507           57,088

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain matters discussed herein constitute forward-looking statements within the meaning of the Federal securities laws. The Meditrust Companies (the "Companies"), consisting of Meditrust Corporation ("Realty") and Meditrust Operating Company ("Operating"), intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements, and are including this statement for purposes of complying with these safe harbor provisions. Although the Companies believe the forward-looking statements are based on reasonable assumptions, the Companies can give no assurance that their expectations will be attained. Actual results and timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors, including, without limitation, general economic and real estate conditions, the conditions of the capital markets at the time of the proposed spin-off of the healthcare division, the identification of satisfactory prospective buyers for the non-strategic assets and the availability of financing for such prospective buyers, the availability of equity and debt financing for the Companies' capital investment program, interest rates, competition for hotel services and healthcare facilities in a given market, the satisfaction of closing conditions to pending transactions described in this Joint Annual Report, the enactment of legislation further impacting the Companies' status as a paired share real estate investment trust ("REIT") or Realty's status as a REIT, unanticipated delays or expenses on the part of the Companies and their suppliers in achieving year 2000 compliance and other risks detailed from time to time in the filings of Realty and Operating with the Securities and Exchange Commission ("SEC"), including, without limitation, those risks described in the Section of this Joint Annual Report on Form 10-K entitled "Certain Factors You Should Consider" beginning on page 66 hereof.

Overview
     The basis of presentation includes Management's Discussion and Analysis of Financial Condition and Results of Operations for the combined and separate SEC registrants. Management of the Companies believes that the combined presentation is most beneficial to the reader. However, it should be noted that combined results of operations for the year ended December 31, 1997 are principally related to the activity of Realty, as Operating commenced operations on October 3, 1997.

     On November 5, 1997, Meditrust merged with Santa Anita Realty Enterprises, Inc., with Santa Anita Realty Enterprises, Inc. as the surviving corporation, and Meditrust Acquisition Company merged with Santa Anita Operating Company, with Santa Anita Operating Company as the surviving corporation (hereafter referred to as the "Santa Anita Merger" or "Santa Anita Mergers"). Upon completion of the Santa Anita Mergers, Santa Anita Realty Enterprises, Inc. changed its corporate name to "Meditrust Corporation" and Santa Anita Operating Company changed its corporate name to "Meditrust Operating Company." The Santa Anita Mergers were accounted for as reverse acquisitions whereby Meditrust and Meditrust Acquisition Company were treated as the acquirers for accounting purposes. Accordingly, the financial history is that of Meditrust and Meditrust Acquisition Company prior to the Santa Anita Mergers. For the year ended December 31, 1996, all share and per share amounts have been retroactively adjusted to reflect the 1.2016 exchange of shares of beneficial interest for paired common shares of the Companies.

     After completing the Santa Anita Merger, the Companies began pursuing a strategy of diversifying into additional new businesses. Implementation of this strategy included the evaluation of numerous potential acquisition targets. On January 3, and January 11, 1998, Realty entered into definitive merger agreements for La Quinta Inns, Inc. and its wholly owned subsidiaries and its unincorporated partnership and joint venture (collectively "La Quinta" and "La Quinta Merger") and Cobblestone Holdings, Inc. and its wholly owned subsidiary (collectively "Cobblestone" and "Cobblestone Merger"), respectively. In February 1998, legislation was proposed which limited the ability of the Companies to utilize the paired share structure. Accordingly, the Companies began a process of evaluating its healthcare portfolio and ceased any further evaluation of potential merger candidates.

     The Companies consummated the Cobblestone Merger and the La Quinta Merger on May 29, 1998 and July 17, 1998 respectively. On July 22, 1998, President William J. Clinton signed into law the Internal Revenue Service Restructuring and Reform Act of 1998 (the "Reform Act"), which limits the Companies' ability to grow through use of the paired share structure. While the Companies' use of the paired share structure in connection with the Cobblestone Merger and the La Quinta Merger was "grandfathered" under the Reform Act, the ability to use the paired share structure to acquire additional real estate and operating businesses conducted with the real estate assets (including the golf and lodging industries) was substantially limited. In addition, during the summer of 1998, the debt and equity capital markets available to REITs deteriorated, thus limiting the Companies' access to cost-efficient capital.

     The Companies began an analysis of the impact of the Reform Act, the Companies' limited ability to access the capital markets, and the operating strategy of the Companies' existing businesses. This analysis included advice from outside professional advisors and presentations by management on the different alternatives available to the Companies. The analysis culminated in the development of a comprehensive restructuring plan (the "Plan") designed to strengthen the Companies' financial position and clarify its investment and operating strategy by focusing on the healthcare and lodging business segments. The Plan was announced on November 12, 1998 and included the following components:

o Pursue the separation of the Companies' primary businesses, healthcare and lodging, by creating two separately traded publicly listed REITs. The Companies intend to spin off the healthcare financing business into a stand-alone REIT;

o Continue to operate the Companies' healthcare and lodging businesses using the existing paired share REIT structure until the healthcare spin-off takes place;

o Sell more than $1 billion of non-strategic assets, including the portfolio of golf-related real estate and operating properties ("Cobblestone Golf Group"), the Santa Anita Racetrack and approximately $550 million of non-strategic healthcare properties;

o Use the proceeds from these asset sales to achieve significant near-term debt reduction;

o Settle fully the Companies' forward equity issuance transaction ("FEIT") with Merrill Lynch;

o Reduce capital investments to reflect the current operating condition in each industry;

o Reset Realty's annual dividend to $1.84 per common share, an amount that Realty deems sustainable and comparable to its peer groups:

During 1998 and in early 1999, the Companies made significant progress in implementing, and in some cases completing, significant components of the Plan. The following summarizes the status of the Plan by substantial components:

o Completed the sale of $613 million of $1 billion in planned asset sales, including: $436 million of non-strategic healthcare assets, the Santa Anita Racetrack and the related horseracing operation, its interest in the Santa Anita Fashion Mall and related land held for development and artwork originally acquired in the acquisition of the Santa Anita Companies;

o Entered into letters of intent for the sale of an additional $155 million of healthcare assets.

o Reduced the amount of the FEIT to $103 million as of December 31, 1998 ($89 million as of March 25, 1999) from the original $277 million.

o    Reduced the Companies' outstanding debt by $274 million.

o Refocused the Companies' capital investment program to respond to industry trends by reducing planned healthcare investments to $100 million in 1999 and ceasing construction of any new hotels after completion of the 13 La Quinta Inn & Suites currently under development.

o    Reduced Realty's annual dividend to $1.84 per common share.

o Entered into a definitive agreement to sell Cobblestone Golf Group for $393,000,000 and an agreement with its lenders and Merrill Lynch to settle the FEIT.

     As part of the comprehensive restructuring plan, the Companies classified golf and horseracing activities as discontinued operations for financial reporting purposes. Accordingly, management's discussion and analysis of the results of operations are focused on the Companies primary businesses, healthcare and lodging.

The Meditrust Companies--Combined Results of Operations

Year ended December 31, 1998 vs. Year ended December 31, 1997
     Revenue for the year ended December 31, 1998 was $639,377,000 compared to $289,038,000 for the year ended December 31, 1997, an increase of $350,339,000. Revenue growth was primarily attributable to the addition of hotel operating revenue of $258,423,000 and increased rental and interest income of $55,929,000 as a result of additional real estate investments made over the last year net of the affect of mortgage repayments and asset sales. Other non-recurring income for the year ended December 31, 1998 of $35,987,000 included prepayment and lease breakage fees arising from early mortgage repayments and asset sales. Hotel operating revenue includes the post-acquisition period from July 17, 1998 through December 31, 1998. Hotel operating revenue generally are measured as a function of the average daily rate ("ADR") and occupancy. The ADR for the period July 17, 1998 through December 31, 1998 increased to $59.29 as compared to ADR in the second half of 1997 of $56.69, an increase of $2.60 or 4.6%. Occupancy percentage decreased 1.8 percentage points to 67.0% from 68.8% for the same periods. Revenue per available room (RevPAR), which is a product of the occupancy percentage and ADR, increased 1.6% in the 1998 post-merger period over the second half of 1997.

     For the year ended December 31, 1998, total recurring operating expenses increased by $151,853,000. This increase was primarily attributable to the addition of operating expenses from hotel operations of $125,246,000. Hotel operating expenses include costs associated with the operation such as salaries and wages, utilities, repair and maintenance, credit card discounts and room supplies as well as corporate expenses, such as the costs of general management, office rent, training and field supervision of hotel managers and other marketing and administrative expenses. During the year ended December 31, 1998, rental property operating expenses were $15,638,000, $8,439,000 of which is related to the lodging segment and $7,199,000 of which is related to the healthcare business. Rental property operating expenses for the year ended December 31, 1998 related to the healthcare business increased by $6,989,000 compared to the year ended December 31, 1997. The increase arose primarily from expenses related to the management and operation of medical office buildings that were purchased in 1998. Rental property operating costs attributed to the lodging segment which were incurred during the post acquisition period from July 17, 1998 through December 31, 1998, principally consist of property taxes on hotel facilities. General and administrative expenses increased by $11,179,000 primarily due to a higher level of operating costs associated with the management and activity of the portfolio and as a result of the mergers.

     The Companies consider contribution from each primary business in evaluating performance. Contribution includes revenue from each business, excluding non-recurring or unusual income, less operating expenses, rental property operating expenses and general and administrative expenses. The combined contribution of the healthcare and lodging businesses was $441,070,000 for the year ended December 31, 1998 and $278,571,000 for the healthcare business for the year ended December 31, 1997.

     The healthcare contribution for the year ended December 31, 1998 was $316,332,000 compared to $278,571,000 for the year ended December 31, 1997. The increase is primarily due to increased rental and interest income as a result of real estate investments made over the last year, net of the effect of mortgage repayments and asset sales. These increases were partially offset by a higher level of operating costs associated with the management and activity of the portfolio, and from expenses related to management of medical office buildings that were purchased in 1998.

     The lodging contribution for the post-merger period of July 17, 1998 through December 31, 1998 was $124,738,000 or 48% of lodging revenues during the same period, compared to 47% for the second half of 1997. This improvement is reflective of a greater number of Inn & Suites hotels which generally operate at higher margins than La Quinta Inns and a continuing focus on cost controls and reduced corporate overhead.

     Interest expense increased by $91,046,000 due to increases in debt outstanding resulting from additional real estate investments made over the past year and the acquisitions of La Quinta and

Cobblestone. Depreciation and amortization increased by $71,306,000 which was primarily a result of increased real estate investments and amortization of goodwill from the La Quinta Merger completed on July 17, 1998 and the Santa Anita Merger completed in 1997.

     Goodwill associated with the Santa Anita Merger primarily relates to the value of the paired-share structure and, due to the permanent nature of the structure, is being amortized over a 40 year period. Accordingly, the goodwill recorded as part of the Santa Anita Merger is expected to remain even though the Santa Anita Racetrack was sold in 1998, as long as the Companies continue to utilize the paired share structure.

     Asset Sales

     During the year ended December 31, 1998, Realty realized gains on the sale of real estate assets of $52,642,000. Sale of healthcare properties, pursuant to the comprehensive restructuring plan accounted for $52,096,000 of the total and included one long-term care facility, 32 assisted living facilities and nine rehabilitation facilities. Realty also sold a 50% interest in a joint venture holding a fashion mall, as well as the land where the fashion mall is located, that resulted in a net gain of $546,000. Realty also sold securities resulting in a loss of $4,159,000.

     Other Expenses

     During the three months ended March 31, 1998, the Companies pursued a strategy of diversifying into new business lines including lodging and golf. Consistent with this strategy, Realty commenced a reevaluation of its intentions with respect to certain existing healthcare real estate facilities and other assets. This process included review of the valuation of facilities in the portfolio, including those with deteriorating performance, and other assets and receivables that were unrelated to its historical primary business. As a result of this on-going analysis Realty identified assets which would be held for sale and recorded provisions to adjust the carrying value of certain facilities, other assets and receivables and a valuation reserve for certain mortgage loans receivable. Following the quarter ended March 31, 1998 one facility was sold and certain other assets and receivables were written off.

     On July 22, 1998, the President signed into law the Internal Revenue Service Restructuring and Reform Act of 1998 (the "Reform Act"), which limits the Companies' ability to continue to grow through use of the paired share structure. While the Companies' use of the paired share structure in connection with the Cobblestone Merger and the La Quinta Merger was "grandfathered" under the Reform Act, the ability to continue to use the paired share structure to acquire additional real estate and operating businesses conducted with the real estate assets (including the golf and lodging industries) was substantially limited. In addition, during the summer of 1998, the debt and equity capital markets available to REITs deteriorated, thus limiting the Companies' access to cost-efficient capital.

     As a result of these events, the Companies commenced a strategic evaluation of their business which included an extensive review of their healthcare properties and mortgage loan portfolio, an analysis of the impact of the Reform Act, the Companies' limited ability to access the capital markets, and the operating strategy of the Companies' existing businesses. The analysis culminated in the development of a comprehensive restructuring plan, which was announced on November 12, 1998, which included the sale of approximately $550 million of non-strategic healthcare assets.

     Based upon the analysis described above, other expenses were recorded for the year ended December 31, 1998, as follows:


Asset related:                                                            (In thousands)
 Provision for assets held for sale ......................................   $33,218
 Provision for real estate assets ........................................    14,700
 Provision for loss on real estate mortgage and loans receivable .........    16,036
 Provision for loss on working capital and other receivables .............    16,400
                                                                             -------
 Subtotal ................................................................    80,354

                                                          (In thousands)
Comprehensive restructuring plan:
 Employee severance .....................................      7,149
 Write-off of capitalized pre-development costs .........      8,720
 External consulting fees ...............................     11,882
                                                            --------
 Subtotal ...............................................     27,751
Other
 Costs of transactions not consummated ..................      3,110
                                                            --------
 Total ..................................................   $111,215
                                                            ========

     As a result of continued deteriorating performance at five healthcare facilities, management committed to a plan to sell these facilities as soon as practicable. As of December 31, 1998, Realty had recorded a provision, net of one facility that was sold prior to the end of the year, of $33,218,000 to reduce the carrying value of these facilities to estimated fair value less expected costs of sale. Management expects that the remaining assets will be disposed of during 1999.


     As part of the review of the healthcare portfolio, management identified four properties where recent events or changes in circumstances, including physical plant and licensure issues, indicated that the carrying value of the assets may not be recoverable. Management determined that the estimated undiscounted future cash flows for these assets was below the carrying value and, accordingly, Realty reduced the carrying value of these assets by $14,700,000 to estimated fair value.


     Management also identified one mortgage loan collateralized by a rehabilitation facility where continued eroding margins and an expiring guarantee indicated that the Companies will likely not be able to collect all amounts due according to the contractual terms of the loan agreement. Accordingly, the Companies provided a loan loss for this asset of approximately $8,000,000. In addition, Realty has also provided for the establishment of an additional $8,036,000 mortgage loan valuation reserve primarily in response to the implementation of new government reimbursement regulations impacting many of its third-party operators during the second half of 1998.


     Realty also held working capital and other receivables that were unrelated to its historical primary business of healthcare financing. Management determined that certain of these accounts were uncollectible and protracted collection efforts for these assets would be an inefficient use of its resources and therefore recorded provisions of approximately $16,400,000 and then wrote off these assets.


     Pursuant to its comprehensive restructuring plan, the Companies announced plans to refocus their capital investment program by reducing healthcare investments and ceasing development of any new hotels other than the completion of those La Quinta[RegTM] Inns and Suites currently under construction. Accordingly, the Companies recorded non recurring costs of $8,720,000 for the write-off of certain previously capitalized costs associated with lodging development, and $7,149,000 for severance related costs attributable to workforce reductions of 87 employees at the Companies' lodging and healthcare divisions.


     The Companies have also recorded $11,882,000 in costs incurred for various consultants engaged to assist in the development and implementation of the comprehensive restructuring plan.


     The Companies also incurred approximately $3,110,000 in costs related to the evaluation of certain acquisition targets, which the Companies are no longer pursuing.


     Discontinued operations

     During the latter part of 1997 and the first half of 1998, the Companies pursued a strategy of diversifying into new businesses including horseracing, golf and lodging. During the third quarter of 1998, the Companies reassessed these business segments. In addition, a review of investment and operating strategies for the Companies was initiated. As a result, on November 11, 1998, the Companies approved a comprehensive restructuring plan including the disposal of the horseracing and golf segments as well as the sale of certain healthcare and other non-strategic assets.

     Accordingly, the Companies have classified approximately $10,721,000 of income from the horseracing and golf segments as discontinued during the year ended December 31, 1998, and $450,000 of income from the horseracing segment during the year ended December 31, 1997. The horseracing segment was sold on December 10, 1998, resulting in a net loss on disposal of $67,913,000. The Companies have also recorded a provision for loss on disposal, based upon the estimated proceeds to be realized upon sale, of the Cobblestone Golf Group, of approximately $237,035,000. Subsequent to the end of 1998, The Companies entered into a definitive agreement to sell the Cobblestone Golf Group for $393,000,000 and expect the transaction to close in early 1999 which should not change the estimated loss on disposal presented herein.


     Net Loss

     The resulting net loss available for common shareholders, after deducting preferred share dividends, for the year ended December 31, 1998, was $161,591,000 compared to net income of $162,412,000 for the year ended December 31, 1997. The net loss per paired common share for the year ended December 31, 1998 was $1.34 compared to net income per paired common share of $2.14 for the year ended December 31, 1997. The per paired common share amount decreased primarily due to the provisions for impairment and discontinued operations, loss on sale of assets and restructuring charges, and additional paired common shares being issued to consummate mergers. In connection with the Cobblestone and La Quinta mergers, 8,177,000 and 43,280,000 additional paired common shares are now outstanding, respectively.


Year ended December 31, 1997 vs. Year ended December 31, 1996
     Revenues and expenses for the years ended December 31, 1997 and 1996 are principally related to healthcare related real estate activities.


     Revenue for the year ended December 31, 1997 was $289,038,000 compared to $254,024,000 for the year ended December 31, 1996, an increase of $35,014,000 or 14%. Revenue growth was primarily attributed to increased rental income of $28,749,000 and increased interest income of $6,265,000. These increases resulted from additional real estate investments in healthcare facilities made over the last twelve months.


     For the year ended December 31, 1997, total expenses increased by $31,028,000. Interest expense increased by $23,196,000 due to increases in debt outstanding resulting from additional real estate investments made over the past twelve months. This increase was partially offset by lower interest rates compared to 1996. Depreciation and amortization increased by $5,187,000, as a result of increased real estate investments and associated debt issuance costs. General and administrative and other expenses increased by $1,852,000 principally due to a higher level of operating costs associated with portfolio growth. Amortization of goodwill increased by $793,000 as a result of amortization of the excess purchase price over the fair value of assets acquired in the Santa Anita Merger.


     Goodwill associated with the Santa Anita Merger primarily relates to the value of the paired-share structure and, due to the permanent nature of the structure, is being amortized over a 40 year period. Accordingly, the goodwill recorded as part of the Santa Anita Merger is expected to remain even though the Santa Anita Racetrack was sold in 1998, as long as the Companies continue to utilize the paired share structure.


     On November 11, 1998, the Companies approved a comprehensive restructuring plan including the disposal of the horseracing segment. Accordingly, the Companies have classified approximately $450,000 of income from the horseracing segment as discontinued during the year ended December 31, 1997. Prior to 1997, the Companies were not engaged in horseracing.


     Net income for the year ended December 31, 1997 was $162,412,000 compared to $157,976,000 for the year ended December 31, 1996, an increase of $4,436,000 or 3%. Net income per paired common share decreased to $2.14 for the year ended December 31, 1997 compared to $2.21 for the year ended December 31, 1996, a decrease of $.07 or 3%. The per share decrease was primarily due to dilution caused by the Santa Anita Merger. Per share amounts have been restated to reflect the exchange of

Meditrust Shares of Beneficial Interest for paired common shares of the Companies pursuant to the Santa Anita Merger.

The Meditrust Companies -- Combined Liquidity and Capital Resources

     Cash flows from operating activities

     The principal source of cash to be used to fund the Companies' future operating expenses, interest expense, recurring capital expenditures and distribution payments will be cash flow provided by operating activities. The Companies' anticipate that cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements including all distributions to shareholders.

     Cash flows from investing and financing activities

     The Companies provide funding for new investments and costs associated with the restructuring through a combination of long-term and short-term financing including, both debt and equity, as well as the sale of assets. The Companies obtain long-term financing through the issuance of shares, long-term unsecured notes, convertible debentures and the assumption of mortgage notes. The Companies obtain short-term financing through the use of bank lines of credit, which are replaced with long-term financing as appropriate. From time to time, the Companies may utilize interest rate caps or swaps to attempt to hedge interest rate volatility. It is the Companies' objective to match mortgage and lease terms with the terms of their borrowings. The Companies attempt to maintain an appropriate spread between their borrowing costs and the rate of return on their investments. When development loans convert to sale/ leaseback transactions or permanent mortgage loans, the base rent or interest rate, as appropriate, is fixed at the time of such conversion. There is, however, no assurance that the Companies will satisfactorily achieve, if at all, the objectives set forth in this paragraph.

     On February 26, 1998, the Companies entered into transactions (the "Forward Equity Issuance Transaction" or "FEIT") with Merrill Lynch International, a UK-based broker/dealer subsidiary of Merrill Lynch & Co., Inc. (collectively with its agent and successor in interest, "MLI"). Pursuant to the terms of a Stock Purchase Agreement, MLI purchased 8,500,000 shares of Series A Non-Voting Convertible Common Stock par value $.10 per share from each of the Companies at a purchase price of $32.625 per share (collectively with the paired common shares the shares of Series A non-voting convertible common stock are convertible into, the "Notional Shares"). The Series A Non-Voting Convertible Common Stock converted on a one to one basis to paired common stock of the Companies on June 18, 1998. Total proceeds from the issuance were approximately $277,000,000 (the "Initial Reference Amount"). Net proceeds from the issuance were approximately $272,000,000, and were used by the Companies to repay existing indebtedness. The Companies and MLI also entered into a Purchase Price Adjustment Agreement under which the Companies would, within one year from the date of MLI's purchase, on a periodic basis, adjust the purchase price based on the market price of the paired common stock at the time of any interim or final adjustments, so as to provide MLI with a guaranteed return of LIBOR plus 75 basis points (the "Return"). The paired common shares issued receive the same dividend as the Companies' paired common stock; however, the difference between LIBOR plus 75 basis points and the dividend payments received by MLI will be included as an additional adjustment under the Purchase Price Adjustment Agreement. Such adjustments were to be effected by deliveries of additional paired common shares to, or, receipts of paired common shares from, MLI. In the event that the market price for the paired shares is not high enough to provide MLI with the Return, the Companies would have to deliver additional paired shares to MLI, which would have a dilutive effect on the capital stock of the Companies. This dilutive effect increases significantly as the market price of the paired shares declines further below the original purchase price. Moreover, settlement of the FEIT transaction, whether at maturity or at an earlier date, may force the Companies to issue paired shares at a depressed price, which may heighten this dilutive effect on the capital stock of the Companies. Prior to the settlement, MLI shall hold any paired common shares delivered by the Companies under the Purchase Price Adjustment Agreement in a collateral account (the "Collateral Shares"). Under the adjustment mechanism, the Companies delivered approximately 9,700,000 Collateral Shares in 1998, all of which were returned to the Companies when the Companies settled in cash a portion of the adjustment transaction in December 1998.

     The FEIT has been accounted for as an equity transaction with the Notional Shares treated as outstanding from their date of issuance until the respective date of repurchase, if any, for both basic and diluted earnings per share purposes. For diluted earnings per share purposes, at the end of the quarterly period, the then outstanding Reference Amount (as defined herein) is divided by the quoted market price of a paired common share, and the excess, if applicable, of that number of paired common shares over the Notional Shares (the "Contingent Shares") is added to the denominator. Contingent shares are included in the calculation of year to date diluted earnings per share weighted for the interim periods in which they were included in the computation of diluted earnings per share.


     The "Reference Amount" equals the Initial Reference Amount plus the Return and net of any cash distributions on the Notional Shares or any other cash paid or otherwise delivered to MLI under the FEIT.


     Payments that reduce the Reference Amount in effect satisfy all necessary conditions for physically settling that portion of the Reference Amount and are accounted for in a manner similar to treasury stock. Therefore, payments that reduce the Reference Amount are divided by the quoted market price of a paired common share on the date of payment. The calculated number is then multiplied by the fractional number of days in the period prior to the payment date and the resulting number of paired common shares is included in the calculation of diluted earnings per share for the period.


     On November 11, 1998, the Companies entered into an agreement with MLI to amend the FEIT. Under the agreement, Realty agreed to grant a mortgage of the Santa Anita Racetrack to MLI and repurchase from MLI approximately 50% of the FEIT with cash generated in part from the sale of certain assets, including the Santa Anita Racetrack. Merrill Lynch agreed, subject to the terms of the settlement agreement, not to sell any shares of the existing FEIT until February 26, 1999. In December 1998, the Companies paid Merrill Lynch $152 million ($127 million of which was from the sale of certain assets including the Santa Anita Racetrack) for the repurchase of 1,635,000 Notional Shares and the release of 9,700,000 Collateral Shares. At December 31, 1998 the Notional Shares outstanding were reduced to approximately 6,865,000 paired common shares and there were no Contingent Shares issuable.


     On March 10, 1999, the Companies entered into an agreement with MLI and certain of its affiliates to use the proceeds from the sale of Cobblestone Golf Group in excess of $300 million to purchase all or a portion of the remaining Notional Shares. Merrill Lynch has agreed not to sell any shares of the remaining Notional Shares until March 31, 1999 while the Companies complete the sale of Cobblestone Golf Group. At March 25, 1999, the balance of the Reference Amount was $89 million.


     On May 29, 1998, Realty completed its merger with Cobblestone and each share of common stock of Cobblestone was converted into the right to receive
3.867 paired common shares and each share of preferred stock of Cobblestone was converted into the right to receive .2953 paired common shares. The total number of paired common shares issued in connection with the Cobblestone Merger was approximately 8,177,000, with an aggregate market value of approximately $230,000,000 plus the issuance of approximately 452,000 options valued at $10,863,000. In addition, Realty advanced monies in order for Cobblestone to satisfy approximately $170,000,000 of Cobblestone's debt and associated costs. The total consideration paid in connection with the Cobblestone Merger was approximately $455,467,000. The excess of the purchase price, including costs of the Cobblestone Merger, over the fair value of the net assets acquired approximated $152,031,000 and is being amortized over 20 years.


     On June 10, 1998, Realty issued 7,000,000 depositary shares. Each depositary share represents one-tenth of a share of 9% Series A Cumulative Redeemable Preferred Stock with a par value of $.10 per share. Net proceeds from this issuance of approximately $168,666,000 were used by Realty primarily to repay existing indebtedness.


     On July 17, 1998, Realty completed its merger with La Quinta and each share of common stock of La Quinta was converted into the right to receive
0.736 paired common shares, reduced by the amount to be received in an earnings and profits distribution. Approximately 43,280,000 paired common shares, with an aggregate market value of approximately $1,172,636,000, and approximately $956,054,000 in cash were exchanged in order to consummate the La Quinta Merger. In addition, $851,479,000 of La Quinta's debt and associated costs were assumed. Accordingly, the operations of La Quinta are included in the combined and consolidated financial statements since consummation of the La Quinta Merger. The total consideration paid in connection with the La Quinta Merger was approximately $2,980,169,000.

The excess of the purchase price, including costs of the La Quinta Merger, over the fair value of the net assets acquired approximated $301,977,000, and is being amortized over 20 years.

     On July 17, 1998, Realty executed an agreement for an unsecured bank facility ("New Credit Agreement") for a total of $2,250,000,000 bearing interest at the lenders' prime rate plus .50% or LIBOR plus 1.375%. The facility is comprised of three tranches with term loans at various maturity dates between July 17, 1999 and July 17, 2001 and a revolving tranche with a total commitment of $1,000,000,000 maturing July 17, 2001.

     On November 23, 1998, Realty reached an agreement with its bank group to amend its New Credit Agreement. The amendment provided for Realty's cash repayment of a portion of its FEIT and the amendment of certain financial covenants to accommodate asset sales, to exclude the impact of non-recurring charges, and to provide for future operating flexibility. The amendment also provided for an increase to the LIBOR pricing of the credit facility by approximately 125 basis points, and the pledge of stock of the Companies' subsidiaries. This pledge of subsidiary stock will also extend on a pro rata basis to entitled bondholders. Realty also agreed to a 25 basis point increase to the LIBOR pricing in the event that an equity offering of at least $100,000,000 had not been issued by February 1, 1999. On February 1, 1999 this increase went into effect.

     On November 11, 1998 the Boards of Directors of Realty and Operating approved a comprehensive restructuring plan. Significant components of the restructuring plan include the sale of Cobblestone Golf Group, the Santa Anita Racetrack, and certain healthcare properties. In conjunction with this plan, the assets related to horseracing operations at the Santa Anita Racetrack, as well as adjacent land, were sold on December 10, 1998 for $126,000,000. Additionally, a 50% ownership in a joint venture holding a fashion mall, as well as the land on which the fashion mall is located, were sold for $40,000,000. Also in response to the plan, healthcare assets were sold in the fourth quarter for $314,645,000 and mortgage investments of $122,645,000 were repaid. On February 11, 1999, the Companies signed a definitive agreement to sell the Cobblestone Golf Group real estate and operations for aggregate consideration, including assumed debt, of approximately $393,000,000. The transaction is expected to close by the end of the first quarter of 1999. Also, the Companies have entered into letters of intent for the sale of an additional $155,000,000 of healthcare assets.

     As of December 31, 1998, the Companies' gross real estate investments totaled approximately $5,333,883,000 consisting of 221 long-term care facilities, 157 retirement and assisted living facilities, 34 medical office buildings, one acute care hospital campus, eight other healthcare facilities and 303 hotel facilities. As of December 31, 1998, the Companies' outstanding commitments for additional financing totaled approximately $161,000,000 for the completion of 11 assisted living facilities, five long-term care facilities, one medical office building and 13 hotel facilities currently under construction and additions to existing facilities in the portfolio.

     On March 10, 1999, Realty reached a second agreement with its bank group to amend its New Credit Agreement. The second amendment, which is effective upon the successful completion of the sale of Cobblestone Golf Group, provides for a portion of the sale proceeds to be applied to the FEIT. The second amendment also provides for, among other things, eliminating certain limits on healthcare investments and lowering the commitment on the revolving tranche to $850,000,000.

     Of the $1,000,000,000 revolving tranche commitment, $353,000,000 was available at December 31, 1998, at Realty's option of the base rate (8.25%) or LIBOR plus 2.625% (7.98% at December 31, 1998). As of March 15, 1999,
$244,000,000 of the revolving tranche commitment was available.

     On August 17, 1998, Realty redeemed $100,000,000 of Remarketed Reset Notes due August 15, 2002 at par value. On September 11, 1998, Realty redeemed $120,000,000 of 9-1/4% Senior Subordinated Notes due 2003 at 103.46% of par. Realty's credit facility was used to finance both redemptions.

     The Companies had shareholders' equity of $2,950,928,000 and debt constituted 53% of the Companies' total capitalization as of December 31, 1998.


     On January 14, 1999, Realty declared a common dividend of $0.46 per share payable on February 16, 1999 to common shareholders of record on January 29, 1999. This dividend relates to the quarter ended December 31, 1998.

     On March 5, 1999, Realty declared a dividend of $.5625 per depository share on its 9% Series A Cumulative Redeemable Preferred Stock to shareholders of record on March 15, 1999. This dividend will be paid on March 31, 1999.

     The Companies have an effective shelf registration statement on file with the SEC under which the Companies may issue $1,825,000,000 of securities including paired common shares, preferred shares, debt, series common stock, convertible debt and warrants to purchase shares, preferred shares, debt, series common stock and convertible debt.

     The Companies believe that their various sources of capital are adequate to finance their operations as well as their existing commitments, including the acquisition and/or mortgage financing of certain healthcare facilities, the completion of the La Quinta Inn & Suites currently under development and repayment of the debt maturing during 1999.


     Combined funds from operations

     Combined Funds from Operations of the Companies was $277 million and $192 million for the years ended December 31, 1998 and 1997, respectively.

     Management considers Funds from Operations to be a key external measurement of REIT performance. Funds from Operations represents net income or loss available to common shareholders (computed in accordance with generally accepted accounting principles), excluding real estate related depreciation, amortization of goodwill and certain intangible assets, gains and losses from the sale of assets and non-recurring income and expenses. For 1998, non-recurring income primarily consists of gains attributable to the prepayment of loans and lease breakage fees, while non-recurring expenses include charges related to the sale of discontinued operations, asset impairments and comprehensive restructuring costs. Funds from Operations should not be considered an alternative to net income or other measurements under generally acceptable accounting principals as an indicator of operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. Funds from Operations does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

     The following reconciliation of net income and loss available to common shareholders to Funds from Operations illustrates the difference between the two measures of operating performance for the years ended December 31, 1998 and 1997. Certain reconciling items include amounts reclassified from income from operations of discontinued operations and, accordingly, do not necessarily agree to revenue and expense captions in the Companies' financial statements.



                                                                       Year ended December 31,
                                                                          1998            1997
(In thousands)                                                       --------------   -----------
Net income (loss) available to common shareholders ...............     $ (161,591)    $162,412
 Depreciation of real estate and intangible amortization .........        106,272       29,099
 Provision for loss on sale of discontinued operations ...........        237,809
 Other capital gains and losses ..................................         19,562
 Other income ....................................................        (35,987)
 Other expenses ..................................................        111,215
                                                                       ----------     --------
Funds from Operations ............................................     $  277,280     $191,511
                                                                       ----------     --------
Weighted average paired common shares outstanding:
Basic ............................................................        120,515       71,445
                                                                       ----------     --------
Diluted ..........................................................        125,508       71,751
                                                                       ----------     --------

Realty--Results of Operations


Year ended December 31, 1998 vs. Year ended December 31, 1997
     Revenue for the year ended December 31, 1998 was $518,872,000 compared to $289,119,000 for the year ended December 31, 1997, an increase of $229,753,000. Revenue growth was primarily attributable to the addition of rent and royalty income and interest of $132,744,000 and other income of $5,781,000 from Operating, related to hotel facilities acquired in the La Quinta Merger. Revenue growth also arose from increased rental and interest income of $55,370,000 due to additional real estate investments made over the last year, net of the effect of mortgage prepayments and asset sales. Other non-recurring income for the year ended December 31, 1998 of $35,987,000 included prepayment and lease breakage fees resulting from early mortgage repayments and asset sales.

     For the year ended December 31, 1998, total recurring expenses increased by $183,577,000. Interest expense increased $90,962,000 due to increases in debt outstanding resulting from additional real estate investments made over the past year and the acquisitions of La Quinta and Cobblestone. Depreciation and amortization increased by $67,780,000 which was primarily a result of increased real estate investments and amortization of goodwill from the La Quinta acquisition completed on July 17, 1998 and the Santa Anita Merger completed in 1997.

     Goodwill associated with the Santa Anita Merger primarily relates to the value of the paired-share structure and, due to the permanent nature of the structure, is being amortized over a 40 year period. Accordingly, the goodwill recorded as part of the Santa Anita Merger is expected to remain even though the Santa Anita Racetrack was sold in 1998, as long as the Companies continue to utilize the paired share structure.

     General and administrative and other expenses increased by $8,344,000 primarily due to a higher level of operating costs associated with the management and activity of the portfolio and as a result of the La Quinta Merger. Rental and hotel property operating expenses increased by $16,491,000 primarily due to property taxes incurred at hotel facilities and expenses related to the management and operation of medical office buildings that were purchased in 1998.

     Asset Sales

     During the year ended December 31, 1998, Realty realized gains on sale of assets of $52,642,000. Sale of healthcare properties, pursuant to the comprehensive restructuring plan accounted for $52,906,000 of the total and included one long-term care facility, 32 assisted living facilities and nine rehabilitation facilities. Realty also sold its 50% interest in a joint venture holding a fashion mall, as well as the land where the fashion mall is located, that resulted in a net gain of $546,000. Realty also sold securities resulting in a loss of $4,159,000.

     Other expenses

     During the three months ended March 31, 1998, the Companies pursued a strategy of diversifying into new business lines including lodging and golf. Consistent with this strategy, Realty commenced a reevaluation of its intentions with respect to certain existing healthcare real estate facilities and other assets. This process included review of the valuation of facilities in the portfolio, including those with deteriorating performance, and other assets and receivables that were unrelated to its historical primary business. As a result of this on-going analysis Realty identified assets which would be held for sale and recorded provisions to adjust the carrying value of certain facilities, other assets and receivables and a valuation reserve for certain mortgage loans receivable. Following the quarter ended March 31, 1998 one facility was sold and certain other assets and receivables were written off.

     On July 22, 1998, the President signed into law the Internal Revenue Service Restructuring and Reform Act of 1998 (the "Reform Act"), which limits the Companies' ability to continue to grow through use of the paired share structure. While the Companies' use of the paired share structure in connection with the Cobblestone Merger and the La Quinta Merger was "grandfathered" under the Reform Act, the ability to continue to use the paired share structure to acquire additional real estate and operating businesses conducted with the real estate assets (including the golf and lodging industries) was substantially limited. In addition, during the summer of 1998, the debt and equity capital markets available to REITs deteriorated, thus limiting the Companies' access to cost-efficient capital.

     As a result of these events, the Companies commenced a strategic evaluation of their business which included an extensive review of their healthcare properties and mortgage loan portfolio, an analysis of the impact of the Reform Act, the Companies' limited ability to access the capital markets, and the operating strategy of the Companies' existing businesses. The analysis culminated in the development of a comprehensive restructuring plan, which was announced on November 12, 1998, which included the sale of approximately $550 million of non-strategic healthcare assets.

     Based upon the analysis described above, other expenses were recorded on the books of Realty for the year ended December 31, 1998, as follows:


Asset related:                                                               (In thousands)
 Provision for assets held for sale ......................................   $33,218
 Provision for real estate assets ........................................    14,700
 Provision for loss on real estate mortgage and loans receivable .........    16,036
 Provision for loss on working capital and other receivables .............    16,400
                                                                             -------
 Subtotal ................................................................    80,354
Comprehensive restructuring plan:
Employee severance .......................................................       706
External consulting fees .................................................    11,882
                                                                             -------
 Subtotal ................................................................    12,588
Other
 Costs of transactions not consummated ...................................     3,110
                                                                             -------
 Total ...................................................................   $96,052
                                                                             =======

     As a result of continued deteriorating performance at five healthcare facilities, management committed to a plan to sell these facilities as soon as practicable. As of December 31, 1998, Realty had recorded a provision, net of one facility that was sold prior to the end of the year, of $33,218,000 to reduce the carrying value of these facilities to estimated fair value less expected costs of sale. Management expects that the remaining assets will be disposed of during 1999.

     As part of the review of the healthcare portfolio, management identified four properties where recent events or changes in circumstances, including physical plant and licensure issues, indicated that the carrying value of the assets may not be recoverable. Management determined that the estimated undiscounted future cash flows for these assets was below the carrying value and, accordingly, Realty reduced the carrying value of these assets by $14,700,000 to estimated fair value.

     Management also identified one mortgage loan collateralized by a rehabilitation facility where continued eroding margins and an expiring guarantee indicated that the Companies will likely not be able to collect all amounts due according to the contractual terms of the loan agreement. Accordingly, the Companies provided a loan loss for this asset of approximately $8,000,000. In addition, Realty has also provided for the establishment of an additional $8,036,000 mortgage loan valuation allowance primarily in response to the implementation of new government reimbursement regulations impacting many of its operators during the second half of 1998.

     Realty also held working capital and other receivables that were unrelated to its historical primary business of healthcare financing. Management determined that certain of these accounts were uncollectible and protracted collection efforts for these assets would be an inefficient use of its resources and therefore recorded provisions of approximately $16,400,000 and then wrote off these assets.

     Pursuant to its comprehensive restructuring plan, the Companies announced plans to refocus their capital investment program by reducing new healthcare investments for 1999 and ceasing development of any hotels other than the completion of those Inns and Suites currently under construction. Accordingly, Realty recorded non-recurring costs of $12,588,000 during 1998. These costs included severance attributable to workforce reductions of approximately 11 employees, primarily from Realty property management, marketing and acquisition departments of $706,000. In addition, Realty recorded $11,882,000 in costs associated incurred for various consultants engaged to assist in the development and implementation of the comprehensive restructuring plan.

     Realty also incurred $3,110,000 in costs related to the evaluation of certain acquisition targets, which Realty is no longer pursuing.

     Discontinued operations

     During the latter part of 1997 and the first half of 1998, the Companies pursued a strategy of diversifying into new businesses including horseracing, golf and lodging. During the third quarter of 1998, the Companies reassessed these business segments. In addition, a review of investment and operating strategies for the Companies was initiated. As a result, on November 11, 1998, the Companies approved a comprehensive restructuring plan including the disposal of the horseracing and golf segments as well as the sale of certain healthcare and other non-strategic assets.

     Accordingly, Realty has classified approximately $14,635,000 of income from the horseracing and golf segments as discontinued during the year ended December 31, 1998 and $688,000 of income from the horseracing segment during the year ended December 31, 1997. The horseracing segment was sold on December 10, 1998, resulting in a net loss on disposal of $82,953,000. Realty also recorded a provision for loss on disposal of approximately $227,557,000, based upon the estimated proceeds to be realized upon sale, of the golf-related assets. Subsequent to the end of 1998, The Companies entered into a definitive agreement to sell the Cobblestone Golf Group for $393,000,000 and expect the transaction to close in early 1999 which should not change the estimated loss on disposal presented herein.

     Net Loss

     The resulting net loss available for common shareholders, after deducting preferred share dividends, for the year ended December 31, 1998, was $143,388,000 compared to net income of $163,012,000 for the year ended December 31, 1997. The net loss available per common share for the year ended December 31, 1998 was $1.18 compared to net income per common share of $2.14 for the year ended December 31, 1997. The per common share amount decreased primarily due to the provisions for impairment and discontinued operations, loss on sale of assets and restructuring charges, and additional common shares being issued to consummate mergers. In connection with the Cobblestone and La Quinta mergers, 8,177,000 and 43,280,000 additional paired common shares are now outstanding, respectively.

Year ended December 31, 1997 vs. Year ended December 31, 1996
     Revenue for the year ended December 31, 1997 was $289,119,000 compared to $254,024,000 for the year ended December 31, 1996, an increase of $35,095,000 or 14%. Revenue growth was primarily attributed to increased rental income of $28,749,000 and increased interest income of $6,346,000. These increases resulted primarily from additional real estate investments made over the last twelve months.

     For the year ended December 31, 1997, total expenses increased by $30,747,000. Interest expense increased by $23,196,000 due to increases in debt outstanding resulting from additional real estate investments made over the past twelve months. This increase was partially offset by lower interest rates compared to 1996. Depreciation and amortization increased by $5,187,000, as a result of increased real estate investments and associated debt issuance costs. General and administrative and other expenses increased by $1,706,000 principally due to a higher level of operating costs associated with portfolio growth. Amortization of goodwill increased by $658,000 as a result of amortization of the excess purchase price over the fair value of assets acquired in the Santa Anita Merger.

     Goodwill associated with the Santa Anita Merger primarily relates to the value of the paired-share structure and, due to the permanent nature of the structure, is being amortized over a 40 year period. Accordingly, the goodwill recorded as part of the Santa Anita Merger is expected to remain even though the Santa Anita Racetrack was sold in 1998, as long as the Companies continue to utilize the paired share structure.

     On November 11, 1998, the Companies approved a comprehensive restructuring plan including the disposal of the horseracing segment. Accordingly, Realty has classified approximately $688,000 of income from the horseracing segment as discontinued during the year ended December 31, 1997. Prior to 1997, The Companies were not engaged in horseracing

     Net income for the year ended December 31, 1997 was $163,012,000 compared to $157,976,000 for the year ended December 31, 1996, an increase of $5,036,000 or 3%. Net income per common share decreased to $2.14 for the year ended December 31, 1997 compared to $2.21 for the year ended December 31, 1996, a decrease of $.07 or 3%. The per common share decrease was primarily due to dilution caused by the Santa Anita Merger. Per share amounts have been restated to reflect the exchange of Meditrust Shares of Beneficial Interest for paired common shares of the Companies pursuant to the Santa Anita Merger.

Realty--Liquidity and Capital Resources

     Cash flows from operating activities

     The principal source of cash to be used to fund Realty's future operating expenses, interest expense, recurring capital expenditures and distribution payments will be cash flow provided by operating activities. Realty anticipates that cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements including all distributions to shareholders.

     Cash flows from investing and financing activities

     Realty provides funding for new investments and costs associated with the restructuring through a combination of long-term and short-term financing including, both debt and equity, as well as the sale of assets. Realty obtains long-term financing through the issuance of shares, long-term unsecured notes, convertible debentures and the assumption of mortgage notes. Realty obtains short-term financing through the use of bank lines of credit, which are replaced with long-term financing as appropriate. From time to time, Realty may utilize interest rate caps or swaps to attempt to hedge interest rate volatility. It is Realty's objective to match mortgage and lease terms with the terms of their borrowings. Realty attempts to maintain an appropriate spread between its borrowing costs and the rate of return on its investments. When development loans convert to sale/leaseback transactions or permanent mortgage loans, the base rent or interest rate, as appropriate, is fixed at the time of such conversion. There is, however, no assurance that Realty will satisfactorily achieve, if at all, the objectives set forth in this paragraph.

     On February 26, 1998, the Companies entered into transactions (the "Forward Equity Issuance Transaction" or "FEIT") with Merrill Lynch International, a UK-based broker/dealer subsidiary of Merrill Lynch & Co., Inc. (collectively with its agent and successor in interest, "MLI"). Pursuant to the terms of a Stock Purchase Agreement, MLI purchased 8,500,000 shares of Series A Non-Voting Convertible Common Stock par value $.10 per share from each of the Companies at a purchase price of $32.625 per share (collectively with the paired common shares the shares of Series A non-voting convertible common stock are convertible into, the "Notional Shares"). The Series A Non-Voting Convertible Common Stock converted on a one to one basis to paired common stock of the Companies on June 18, 1998. Total proceeds from the issuance were approximately $277,000,000 (the "Initial Reference Amount"). Net proceeds from the issuance were approximately $272,000,000, and were used by the Companies to repay existing indebtedness. The Companies and MLI also entered into a Purchase Price Adjustment Agreement under which the Companies would, within one year from the date of MLI's purchase, on a periodic basis, adjust the purchase price based on the market price of the paired common stock at the time of any interim or final adjustments, so as to provide MLI with a guaranteed return of LIBOR plus 75 basis points (the "Return"). The paired common shares issued receive the same dividend as the Companies' paired common stock; however, the difference between LIBOR plus 75 basis points and the dividend payments received by MLI will be included as an additional adjustment under the Purchase Price Adjustment Agreement. Such adjustments were to be effected by deliveries of additional paired common shares to, or, receipts of paired common shares from, MLI. In the event that the market price for the paired shares is not high enough to provide MLI with the Return, the Companies would have to deliver additional paired shares to MLI, which would have a dilutive effect on the capital stock of the Companies. This dilutive effect increases significantly as the market price of the paired shares declines further below the original purchase price. Moreover, settlement of the FEIT transaction, whether at maturity or at an earlier date, may force the Companies to issue paired shares at a depressed price, which may heighten this dilutive effect on the capital stock of the Companies. Prior to the settlement, MLI shall hold any paired common shares delivered by the Companies under the Purchase Price Adjustment Agreement in a collateral account (the "Collateral Shares"). Under the adjustment mechanism, the Companies delivered approximately 9,700,000 Collateral Shares in 1998, all of which were returned to the Companies when the Companies settled in cash a portion of the adjustment transaction in December 1998.

     The FEIT has been accounted for as an equity transaction with the Notional Shares treated as outstanding from their date of issuance until the respective date of repurchase, if any, for both basic and diluted earnings per share purposes. For diluted earnings per share purposes, at the end of the quarterly period, the then outstanding Reference Amount (as defined herein) is divided by the quoted market price of a paired common share, and the excess, if applicable, of that number of paired common shares over the Notional Shares (the "Contingent Shares") is added to the denominator. Contingent shares are included in the calculation of year to date diluted earnings per share weighted for the interim periods in which they were included in the computation of diluted earnings per share.

     The "Reference Amount" equals the Initial Reference Amount plus the Return and net of any cash distributions on the Notional Shares or any other cash paid or otherwise delivered to MLI under the FEIT.

     Payments that reduce the Reference Amount in effect satisfy all necessary conditions for physically settling that portion of the Reference Amount and are accounted for in a manner similar to treasury stock. Therefore, payments that reduce the Reference Amount are divided by the quoted market price of a paired common share on the date of payment. The calculated number is then multiplied by the fractional number of days in the period prior to the payment date and the resulting number of paired common shares is included in the calculation of diluted earnings per share for the period.

     On November 11, 1998, the Companies entered into an agreement with MLI to amend the FEIT. Under the agreement, Realty agreed to grant a mortgage on the Santa Anita Racetrack to MLI and repurchase from MLI approximately 50% of the FEIT with cash generated in part from the sale of certain assets, including the Santa Anita Racetrack. Merrill Lynch agreed, subject to the terms of the settlement agreement, not to sell any shares of the existing FEIT until February 26, 1999. In December 1998, the Companies paid Merrill Lynch $152 million ($127 million of which was from the sale of certain assets including the Santa Anita Racetrack) for the repurchase of 1,635,000 Notional Shares and the release of 9,700,000 Collateral Shares. At December 31, 1998 the Notional Shares outstanding were reduced to approximately 6,865,000 paired common shares and there were no Contingent Shares issuable.

     On March 10, 1999, the Companies entered into an agreement with MLI and certain of its affiliates to use the proceeds from the sale of Cobblestone Golf Group in excess of $300 million to purchase all or a portion of the remaining Notional Shares. Merrill Lynch has agreed not to sell any shares of the remaining Notional Shares until March 31, 1999 while the Companies complete the sale of Cobblestone Golf Group. At March 25, 1999, the balance of the Reference Amount was $89 million.

     On May 29, 1998, Realty completed its merger with Cobblestone and each share of common stock of Cobblestone was converted into the right to receive
3.867 paired common shares and each share of preferred stock of Cobblestone was converted into the right to receive .2953 paired common shares. The total number of paired common shares issued in connection with the Cobblestone Merger was approximately 8,177,000, with an aggregate market value of approximately $230,000,000 plus the issuance of approximately 452,000 options valued at $10,863,000. In addition, Realty advanced monies in order for Cobblestone to satisfy approximately $170,000,000 of Cobblestone's debt and associated costs. The total consideration paid in connection with the Cobblestone Merger was approximately $455,467,000. The excess of the purchase price, including costs of the Cobblestone Merger, over the fair value of the net assets acquired approximated $152,031,000 and is being amortized over 20 years.

     On June 10, 1998, Realty issued 7,000,000 depositary shares. Each depositary share represents one-tenth of a share of 9% Series A Cumulative Redeemable Preferred Stock with a par value of $.10 per share. Net proceeds from this issuance of approximately $168,666,000 were used by Realty primarily to repay existing indebtedness.

     On July 17, 1998, Realty completed its merger with La Quinta and each share of common stock of La Quinta was converted into the right to receive
0.736 paired common shares, reduced by the amount to be received in an earnings and profits distribution. Approximately 43,280,000 paired common shares, with an aggregate market value of approximately $1,172,636,000, and approximately $956,054,000 were exchanged in order to consummate the La Quinta Merger. In addition, $851,479,000 of La Quinta's debt and associated costs were assumed. Accordingly, the operations of La Quinta are included in the combined and consolidated financial statements since consummation of the La Quinta Merger. The total consideration paid in connection with the La Quinta Merger was approximately $2,980,169,000. The excess of the purchase price, including costs of the La Quinta Merger, over the fair value of the net assets acquired approximated $301,977,000, and is being amortized over 20 years.

     On July 17, 1998, Realty executed an agreement for an unsecured bank facility ("New Credit Agreement") for a total of $2,250,000,000 bearing interest at the lenders' prime rate plus .50% or LIBOR plus 1.375%. The facility is comprised of three tranches with term loans at various maturity dates between July 17, 1999 and July 17, 2001 and a revolving tranche with a total commitment of $1,000,000,000 maturing July 17, 2001.

     On November 23, 1998, Realty reached an agreement with its bank group to amend its New Credit Agreement. The amendment provided for Realty's cash repayment of a portion of its FEIT and the amendment of certain financial covenants to accommodate asset sales, to exclude the impact of non-recurring charges, and to provide for future operating flexibility. The amendment also provided for an increase to the LIBOR pricing of the credit facility by approximately 125 basis points, and the pledge of stock of the Companies' subsidiaries. This pledge of subsidiary stock will also extend on a pro rata basis to entitled bondholders. Realty also agreed to a 25 basis point increase to the LIBOR pricing in the event that an equity offering of at least $100,000,000 had not been issued by February 1, 1999. On February 1, 1999 this increase went into effect.

     On November 11, 1998 the Boards of Directors of Realty and Operating approved a comprehensive restructuring plan. Significant components of the restructuring plan include the sale of Cobblestone Golf Group, the Santa Anita Racetrack, and certain healthcare properties. In conjunction with this plan, the assets related to horseracing operations at the Santa Anita Racetrack, as well as adjacent land, were sold on December 10, 1998 for $126,000,000. Additionally, a 50% ownership in a joint venture holding a fashion mall, as well as the land on which the fashion mall is located, were sold for $40,000,000. Also in response to the plan, healthcare assets were sold in the fourth quarter for $314,645,000 and mortgage investments of $122,645,000 were repaid. On February 11, 1999, the Companies signed a definitive agreement to sell the Cobblestone Golf Group real estate and operations for aggregate consideration, including assumed debt, of approximately $393,000,000. The transaction is expected to close by the end of the first quarter of 1999. Also, the Companies have entered into letters of intent for the sale of an additional $155,000,000 of healthcare assets.

     As of December 31, 1998, Realty's gross real estate investments totaled approximately $5,314,178,000 consisting of 221 long-term care facilities, 157 retirement and assisted living facilities, 34 medical office buildings, one acute care hospital campus, eight other healthcare facilities and 288 hotel facilities in service with 13 more under construction. As of December 31, 1998, Realty's outstanding commitments for additional financing totaled approximately $161,000,000 for the completion of 11 assisted living facilities, five long-term care facilities, one medical office building and 13 hotel facilities currently under construction and additions to existing facilities in the portfolio.

     On March 10, 1999, Realty reached a second agreement with its bank group to amend its New Credit Agreement. The second amendment, which is effective upon the successful completion of the sale of Cobblestone Golf Group, provides for a portion of the sale proceeds to be applied to the FEIT. The second amendment also provides for, among other things upon the sale of Cobblestone Golf Group, elimination of limitations on certain healthcare investments and lowering the commitment on the revolving tranche to $850,000,000.

     Of the $1,000,000,000 revolving tranche commitment, $353,000,000 was available at December 31, 1998, at Realty's option of the base rate (8.25%) or LIBOR plus 2.625% (7.98% at December 31, 1998). As of March 15, 1999,
$244,000,000 of the revolving tranche commitment was available.

     On August 17, 1998, Realty redeemed $100,000,000 of Remarketed Reset Notes due August 15, 2002 at par value. On September 11, 1998, Realty redeemed $120,000,000 of 91/4% Senior Subordinated Notes due 2003 at 103.46% of par. Realty's credit facility was used to finance both redemptions.

     Realty had shareholders' equity of $2,873,353,000 and debt constituted 53% of the Companies' total capitalization as of December 31, 1998.

     On January 14, 1999, Realty declared a common dividend of $0.46 per share payable on February 16, 1999 to common shareholders of record on January 29, 1999. This dividend relates to the quarter ended December 31, 1998.

     On March 5, 1999, Realty declared a dividend of $.5625 per depository share on its 9% Series A Cumulative Redeemable Preferred Stock to shareholders of record on March 15, 1999. This dividend will be paid on March 31, 1999.

     The Companies have an effective shelf registration statement on file with the SEC under which the Companies may issue $1,825,000,000 of securities including paired common shares, preferred shares, debt, series common stock, convertible debt and warrants to purchase shares, preferred shares, debt, series common stock and convertible debt.

     Realty believes that various sources of capital are adequate to finance operations as well as existing commitments, including the acquisition and/or mortgage financing of certain healthcare facilities, the completion of the La Quinta Inn & Suites currently under development and repayment of the debt maturing during 1999.


Operating--Results of Operations


Year Ended December 31, 1998 vs. Year Ended December 31, 1997
     Operating derived its revenue primarily from hotel operations during the post-acquisition period from July 17, 1998 through December 31, 1998. Hotel revenues for this period were $252,642,000. Approximately $241,868,000 or 96% of hotel revenues were derived from room rentals. Hotel operating revenues generally are measured as a function of the ADR and occupancy percentage. The ADR for the period July 17, 1998 through December 31, 1998 increased to $59.29 as compared to ADR in the second half of 1997 of $56.69, an increase of $2.60 or 4.6%. Occupancy percentage decreased 1.8 percentage points to 67.0% from 68.8% for the same periods. RevPAR, which is a product of the occupancy percentage and ADR, increased 1.6% in the 1998 post-merger period over the second half of 1997. Other sources of hotel revenues during the post merger period included guest services revenue of approximately $5,699,000 derived from charges to guests for long distance service, fax use and laundry service. Commission revenue of approximately $1,271,000 was earned on phone, movie and vending services.

     At the merger date, La Quinta operated 280 hotels (including 233 Inns and 47 Inn & Suites) with approximately 36,000 rooms. During the post-merger period, 10 new Inn & Suites were opened adding over 1,400 rooms.

     Interest and other income was $607,000 for the year ended December 31, 1998 compared to $48,000 for the year ended December 31, 1997. Prior to July 17, 1998, Operating derived its revenue from horseracing and golf course operations, which are now classified as discontinued operations (see below) and thus are not included in revenue in 1998 or 1997.

     For the year ended December 31, 1998, total recurring expenses were $262,737,000. Expenses were primarily attributable to hotel operating expenses, interest, rent and royalties paid to Realty. Hotel operating costs of $124,183,000 were incurred during the La Quinta post-merger period from July 17, 1998 to December 31, 1998. Salaries, wages and related costs, represent approximately 41.3% of operating expenses. Other major categories of lodging operating expense include utilities, supplies, advertising and administrative costs. Interest, royalty and rent expenses paid to Realty of $132,744,000 were also incurred during the post-merger period. General and administrative and other expenses were $2,149,000, which arose from unallocated overhead expenses related to the management of Operating's businesses during 1998. Depreciation and amortization expense increased to $3,661,000, which was primarily related to depreciation of furniture and fixtures and other intangible assets acquired in the La Quinta Merger and a full year of amortization of goodwill, which resulted from the excess purchase price over the fair value of assets acquired in the Santa Anita Merger.

     Goodwill associated with the Santa Anita Merger primarily relates to the value of the paired-share structure and, due to the permanent nature of the structure, is being amortized over a 40 year period. Accordingly, the goodwill recorded as part of the Santa Anita Merger is expected to remain even though the Santa Anita Racetrack was sold in 1998, as long as the Companies continue to utilize the paired share structure.


     Other Expenses:

     On July 22, 1998, the President signed into law the Internal Revenue Service Restructuring and Reform Act of 1998 (the "Reform Act"), which limits the Companies' ability to continue to grow through use of the paired share structure. While the Companies' use of the paired share structure in connection with the Cobblestone Merger and the La Quinta Merger was "grandfathered" under the Reform Act, the ability to continue to use the paired share structure to acquire additional real estate and operating businesses conducted with the real estate assets (including the golf and lodging industries) was substantially limited. In addition, during the summer of 1998, the debt and equity capital markets available to REITs deteriorated, thus limiting the Companies' access to cost-efficient capital.

     As a result of these events, the Companies' began an analysis of the impact of the Reform Act, the Companies' limited ability to access the capital markets, and the operating strategy of the Companies' existing businesses. The analysis culminated in the development of a comprehensive restructuring plan, which was announced on November 12, 1998, designed to strengthen the Companies' financial position and clarify its investment and operating strategy by focusing on the healthcare and lodging business segments.

     Other expenses, which arose from the comprehensive restructuring plan, that were recorded on the books of Operating for the year ended December 31, 1998, are as follows:


Comprehensive restructuring plan:                           (In thousands)
 Employee severance .....................................   $ 6,443
 Write-off of capitalized pre-development costs .........     8,720
                                                            -------
 Total ..................................................   $15,163
                                                            -------

     Pursuant to the comprehensive restructuring plan, Operating incurred approximately $15,163,000 of non-recurring costs during 1998. These costs included the write-off of certain costs associated with discontinuing lodging development of $8,720,000 and severance of $6,443,000 attributable to workforce reductions of approximately 76 employees, primarily from the Operating's construction, marketing and acquisition departments.


     Discontinued operations

     During the latter part of 1997 and the first half of 1998, the Companies pursued a strategy of diversifying into new businesses including horseracing, golf and lodging. During the third quarter of 1998, the Companies reassessed these business segments. In addition, a review of investment and operating strategies for the Companies was initiated. As a result, on November 11, 1998, the Companies approved a comprehensive restructuring plan including the disposal of the horseracing and golf segments as well as the sale of certain healthcare and other non-strategic assets.

     Accordingly, Operating has classified approximately $3,914,000 of losses from the horseracing and golf segments as discontinued during the year ended December 31, 1998 and $238,000 of income from the horseracing segment during the year ended December 31, 1997. The horseracing segment was sold on December 10, 1998, resulting in a net gain on disposal of $15,040,000. Operating has also recorded a provision for loss on disposal, based upon the estimated proceeds to be realized upon sale, of the golf-related assets and operations, of approximately $9,478,000. Subsequent to the end of 1998, The Companies entered into a definitive agreement to sell Cobblestone Golf Group for $393,000,000 and expect the transaction to close in early 1999 which should not result in a change in the estimated loss on disposal provided herein.


     Net Loss

     The resulting net loss available for common shareholders for the year ended December 31, 1998, was $18,203,000 compared $600,000 for the year ended December 31, 1997. The net loss per common share for the year ended December 31, 1998 was $0.15 compared to $0.01 for the year ended December 31, 1997. The per common share amount decreased primarily due to the comprehensive restructuring charges, and additional common shares being issued to consummate mergers. In connection with the Cobblestone and La Quinta mergers, 8,177,000 and 43,280,000 additional common shares are now outstanding, respectively.


Operating--Liquidity and Capital Resources


     Cash flows from operating activities

     The principal source of cash to be used to fund Operating's future operating expenses and recurring capital expenditures will be cash flow provided by operating activities. Operating anticipates that cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements.


     Cash flows from investing and financing activities

     Operating provides funding for costs associated with the restructuring through a combination of long-term and short-term financing including, both debt and equity, as well as the sale of assets. Operating obtains long-term financing through the issuance of common shares and unsecured notes. Operating obtains short-term financing through borrowings from Realty. There is, however, no assurance that the Companies will satisfactorily achieve, if at all, the objectives set forth in this paragraph.


     On February 26, 1998, the Companies entered into transactions (the "Forward Equity Issuance Transaction" or "FEIT") with Merrill Lynch International, a UK-based broker/dealer subsidiary of Merrill Lynch & Co., Inc. (collectively with its agent and successor in interest, "MLI"). Pursuant to the terms of a Stock Purchase Agreement, MLI purchased 8,500,000 shares of Series A Non-Voting Convertible Common Stock par value $.10 per share from each of the Companies at a purchase price of $32.625 per share (collectively with the paired common shares the shares of Series A non-voting convertible common stock are convertible into, the "Notional Shares"). The Series A Non-Voting Convertible Common Stock converted on a one to one basis to paired common stock of the Companies on June 18, 1998. Total proceeds from the issuance were approximately $277,000,000 (the "Initial Reference Amount"). Net proceeds from the issuance were approximately $272,000,000, and were used by the Companies to repay existing indebtedness. The Companies and MLI also entered into a Purchase Price Adjustment Agreement under which the Companies would, within one year from the date of MLI's purchase, on a periodic basis, adjust the purchase price based on the market price of the paired common stock at the time of any interim or final adjustments, so as to provide MLI with a guaranteed return of LIBOR plus 75 basis points (the "Return"). The paired common shares issued receive the same dividend as the Companies' paired common stock; however, the difference between LIBOR plus 75 basis points and the dividend payments received by MLI will be included as an additional adjustments under the Purchase Price Adjustment Agreement. Such adjustments were to be effected by deliveries of additional paired common shares to, or, receipts of paired common shares from, MLI. In the event that the market price for the paired shares is not high enough to provide MLI with the Return, the Companies would have to deliver additional paired shares to MLI, which would have a dilutive effect on the capital stock of the Companies. This dilutive effect increases significantly as the market price of the paired shares declines further below the original purchase price. Moreover, settlement of the FEIT transaction, whether at maturity or at an earlier date, may force the Companies to issue paired shares at a depressed price, which may heighten this dilutive effect on the capital stock of the Companies. Prior to the settlement, MLI shall hold any paired common shares delivered by the Companies under the Purchase Price Adjustment Agreement in a collateral account (the "Collateral Shares"). Under the adjustment mechanism, the Companies delivered approximately 9,700,000 Collateral Shares in 1998, all of which were returned to the Companies when the Companies settled in cash a portion of the adjustment transaction in December 1998.


     The FEIT has been accounted for as an equity transaction with the Notional Shares treated as outstanding from their date of issuance until the respective date of repurchase, if any, for both basic and diluted earnings per share purposes. For diluted earnings per share purposes, at the end of the quarterly period, the then outstanding Reference Amount (as defined herein) is divided by the quoted market price of a paired common share, and the excess, if applicable, of that number of paired common shares over the Notional Shares (the "Contingent Shares") is added to the denominator. Contingent shares are included in the calculation of year to date diluted earnings per share weighted for the interim periods in which they were included in the computation of diluted earnings per share.

     The "Reference Amount" equals the Initial Reference Amount plus the Return and net of any cash distributions on the Notional Shares or any other cash paid or otherwise delivered to MLI under the FEIT.

     Payments that reduce the Reference Amount in effect satisfy all necessary conditions for physically settling that portion of the Reference Amount and are accounted for in a manner similar to a treasury transaction. Therefore, payments that reduce the Reference Amount are divided by the quoted market price of a paired common share on the date of payment. The calculated number is then multiplied by the fractional number of days in the period prior to the payment date and the resulting number of paired common shares is included in the calculation of diluted earnings per share for the period.

     On November 11, 1998, the Companies entered into an agreement with MLI to amend the FEIT. Under the agreement, Realty agreed to grant a mortgage on the Santa Anita Racetrack to MLI and repurchase from MLI approximately 50% of the FEIT with cash generated in part from the sale of certain assets, including the Santa Anita Racetrack. Merrill Lynch agreed, subject to the terms of the settlement agreement, not to sell any shares of the existing FEIT until February 26, 1999. In December 1998, the Companies paid Merrill Lynch $152 million ($127 million of which was from the sale of certain assets including the Santa Anita Racetrack) for the repurchase of 1,635,000 Notional Shares and the release of 9,700,000 Collateral Shares. At December 31, 1998 the Notional Shares outstanding were reduced to approximately 6,865,000 paired common shares and there were no Contingent Shares issuable.

     On March 10, 1999, the Companies entered into an agreement with MLI and certain of its affiliates to use the proceeds from the sale of Cobblestone Golf Group in excess of $300 million to purchase all or a portion of the remaining Notional Shares. Merrill Lynch has agreed not to sell any shares of the remaining Notional Shares until March 31, 1999 while the Companies complete the sale of Cobblestone Golf Group. At March 25, 1999, the balance of the Reference Amount is $89 million.

     On May 29, 1998, Realty completed its merger with Cobblestone and each share of common stock of Cobblestone was converted into the right to receive
3.867 paired common shares and each share of preferred stock of Cobblestone was converted into the right to receive .2953 paired common shares. The total number of paired common shares issued in connection with the Cobblestone Merger was approximately 8,177,000, with an aggregate market value of approximately $230,000,000 plus the issuance of approximately 452,000 options valued at $10,863,000. In addition, Realty advanced monies in order for Cobblestone to satisfy approximately $170,000,000 of Cobblestone's debt and associated costs. The total consideration paid in connection with the Cobblestone Merger was approximately $455,467,000. The excess of the purchase price, including costs of the Cobblestone Merger, over the fair value of the net assets acquired approximated $152,031,000 and is being amortized over 20 years.

     On June 10, 1998, Realty issued 7,000,000 depositary shares. Each depositary share represents one-tenth of a share of 9% Series A Cumulative Redeemable Preferred Stock with a par value of $.10 per share. Net proceeds from this issuance of approximately $168,666,000 were used by Realty primarily to repay existing indebtedness.

     On July 17, 1998, Realty completed its merger with La Quinta and each share of common stock of La Quinta was converted into the right to receive
0.736 paired common shares, reduced by the amount to be received in an earnings and profits distribution. Approximately 43,280,000 paired common shares, with an aggregate market value of approximately $1,172,636,000, and approximately $956,054,000 were exchanged in order to consummate the La Quinta Merger. In addition, $851,479,000 of La Quinta's debt and associated costs were assumed. Accordingly, the operations of La Quinta are included in the combined and consolidated financial statements since consummation of the La Quinta Merger. The total consideration paid in connection with the La Quinta Merger was approximately $2,980,169,000. The excess of the purchase price, including costs of the La Quinta Merger, over the fair value of the net assets acquired approximated $301,977,000, and is being amortized over 20 years.

     On November 11, 1998 the Boards of Directors of Realty and Operating approved a comprehensive restructuring plan. Significant components of the restructuring plan include the sale of Cobblestone Golf

Group, the Santa Anita Racetrack, and certain healthcare properties. In conjunction with this plan, the assets related to horseracing operations at the Santa Anita Racetrack, as well as adjacent land, were sold on December 10, 1998 for $126,000,000. Additionally, a 50% ownership in a joint venture holding a fashion mall, as well as the land on which the fashion mall is located, were sold for $40,000,000. Also in response to the plan, healthcare assets were sold in the fourth quarter for $314,645,000 and mortgage investments of $122,645,000 were repaid. On February 11, 1999, the Companies signed a definitive agreement to sell the Cobblestone Golf Group real estate and operations for aggregate consideration, including assumed debt, of approximately $393,000,000. The transaction is expected to close by the end of the first quarter of 1999. Also, the Companies have entered into letters of intent for the sale of an additional $155,000,000 of healthcare assets.

     Operating had shareholders' equity of $78,507,000 as of December 31, 1998.


     The Companies have an effective shelf registration statement on file with the SEC under which the Companies may issue $1,825,000,000 of securities including shares, preferred stock, debt, series common stock, convertible debt and warrants to purchase shares, preferred shares, debt, series common stock and convertible debt.

     Operating believes that various sources of capital available over the next twelve months are adequate to finance operations as well as pending acquisitions. Over the next twelve months, as Operating identifies appropriate operating or investment opportunities, Operating may raise additional capital through the sale of shares, series common stock or preferred stock, or through the issuance of long-term debt.

Recent Legislative Developments
     On July 22, 1998, the President of the United States signed into law the Internal Revenue Service Restructuring and Reform Act of 1998 (the "Reform Act"). Included in the Reform Act is a freeze on the grandfathered status of paired share REITs such as the Companies. Under this legislation, the anti-pairing rules provided in the Internal Revenue Code of 1986, as amended (the "Code"), apply to real property interests acquired after March 26, 1998 by the Companies, or by a subsidiary or partnership in which a ten percent or greater interest is owned by the Companies, unless (1) the real property interests are acquired pursuant to a written agreement that was binding on March 26, 1998 and at all times thereafter or (2) the acquisition of such real property interests was described in a public announcement or in a filing with the SEC on or before March 26, 1998.

     Under the Reform Act, the properties acquired in connection with the July 17, 1998 La Quinta Merger and in connection with the May 29, 1998 Cobblestone Merger generally are not subject to these anti-pairing rules. However, any property acquired by the Companies after March 26, 1998, other than property acquired pursuant to a written agreement that was binding on March 26, 1998 or described in a public announcement or in a filing with the SEC on or before March 26, 1998, is subject to the anti-pairing rules. Moreover, under the Reform Act any otherwise grandfathered property will become subject to the anti-pairing rules if a lease or renewal with respect to such property is determined to exceed an arm's length rate. In addition, the Reform Act also provides that a property held by the Companies that is not subject to the anti-pairing rules will become subject to such rules in the event of an improvement placed in service after December 31, 1999 that changes the use of the property and the cost of which is greater than 200 percent of (A) the undepreciated cost of the property (prior to the improvement) or (B) in the case of property acquired where there is a substituted basis (e.g., the properties acquired from La Quinta and Cobblestone), the fair market value of the property on the date it was acquired by the Companies.

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

     In its Fiscal Year 2000 Budget released on February 1, 1999, the Clinton Administration proposed legislation that could significantly affect the use of taxable subsidiaries by The Meditrust Companies.

Under the proposed legislation, a REIT would be prohibited from owning more than 10 percent by vote or value of the securities of an issuer, other than qualified REIT subsidiaries or a new category of subsidiaries termed "taxable REIT subsidiaries." Under the Administration proposal, stock in taxable REIT subsidiaries could not exceed 15 percent of a REIT's assets, and of this 15 percent amount, no more than 5 percent of the REIT's assets could consist of stock of subsidiaries that provide services to the REIT's tenants. In contrast, the current law 10 percent ownership limitation is on a vote rather than a vote or value basis, and the total value of interests in taxable subsidiaries is limited only by the overall limitation of non-real estate assets to 25 percent of a REIT's total assets. The Administration proposal would also eliminate all interest deductions to a taxable REIT subsidiary on debt funded directly or indirectly by the REIT and would impose a 100 percent excise tax on excess payments to ensure arm's length (1) pricing for services provided to REIT tenants and (2) allocation of shared expenses between the REIT and the taxable REIT subsidiary. As proposed, the legislation would be effective after the date of enactment but would apply to existing arrangements, and it could limit the ability of The Meditrust Companies to acquire and operate through taxable subsidiaries non-grandfathered property subject to the anti-pairing rules. It is unclear whether, or in what form, this proposed legislation will be enacted.


     Restructuring the operations of Realty and Operating to comply with the recent legislation may cause the Companies to incur substantial tax liabilities, to recognize an impairment loss on their goodwill asset or otherwise adversely affect the Companies.


Other Events
     On November 11, 1998, the Boards of Directors of Realty and Operating unanimously approved a comprehensive restructuring plan designed to strengthen the Companies' financial position and clarify their investment and operating strategy by focusing on the healthcare and lodging business segments.

     The comprehensive plan includes pursuing the separation of its primary businesses, healthcare and lodging, by creating two separately-listed, publicly-traded REITs to be accomplished by a spin-off of the healthcare financing business into a stand-alone REIT during the latter part of 1999. The plan contemplates continuation of operation of the healthcare and lodging businesses using the existing paired-share structure until the healthcare spin-off takes place.

     The plan also contemplates that the Companies will sell over $1,000,000,000 of non-strategic assets, including the Cobblestone Golf Group, the Santa Anita Racetrack and approximately $550,000,000 of non-strategic healthcare properties. Proceeds from the sales of these assets will be used to achieve significant near-term debt reduction. During the fourth quarter, the Companies made significant progress towards achieving these goals. On December 10, 1998, the Santa Anita Racetrack was sold for $126,000,000. Additionally, healthcare assets were sold for $314,645,000, mortgage investments of $122,645,000 were repaid, and a 50% interest in a joint venture which holds a fashion mall, as well as the land on which the fashion mall is located, was sold for $40,000,000. On February 11, 1999, the Companies signed a definitive agreement to sell the Cobblestone Golf Group real estate and operations for aggregate consideration, including assumed debt of approximately $393,000,000. The transaction is expected to close by the end of the first quarter of 1999. Also, the Companies have entered into letters of intent for the sale of an additional $155,000,000 of healthcare assets.

     The comprehensive restructuring plan also includes goals related to reducing capital investments to reflect current industry operating conditions and resetting the annual dividend amount to $1.84 per paired common share, an amount that is considered sustainable and represents a comparable payout ratio to that of its peer groups.

     On November 11, 1998, the Companies entered into an agreement with MLI and certain of its affiliates to settle the FEIT. Under the agreement, Realty agreed to grant a mortgage of the Santa Anita Racetrack to Merrill Lynch and repay Merrill Lynch approximately 50% of the FEIT in cash generated in part from the sale of certain assets. It is anticipated that the remaining FEIT will be discharged from the proceeds of the sale of equity securities of the Companies which, if offered publicly will be offered pursuant to a prospectus. Merrill Lynch agreed, subject to the terms of the settlement agreement, not to sell any shares of the existing FEIT until February 28, 1999 while the Companies complete the sale of equity securities and certain assets.

     On August 3, 1998, Abraham D. Gosman resigned his position as Director and Chairman of the Boards of Directors of the Companies and Chief Executive Officer and Treasurer of Operating. In connection with his resignation, Mr. Gosman is seeking severance payments and the Companies are evaluating whether certain severance or other payments should be made to Mr. Gosman. As part of this evaluation, the Companies are considering the applicability of Mr. Gosman's employment contract and whether such severance or other payments are appropriate. The results of the Companies' evaluation are currently uncertain and depending upon the results of this evaluation and the results of ongoing discussions with Mr. Gosman, Mr. Gosman may initiate litigation against the Companies.

     The ultimate outcome of this matter is not predictable and management is not able to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome. It is possible that an unfavorable outcome of this matter could have a material adverse effect on the Companies' results of operations in a particular quarter or annual period. However, the Companies believe any such claim, even if materially adverse to the Companies' results of operations, should not have a material adverse effect on the Companies' financial position.


Newly Issued Accounting Standards
     Financial Accounting Standards Board Statement No. 133 ("SFAS 133"):
"Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, although early application is encouraged. SFAS 133 requires that all derivative investments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and if it is the type of hedge transactions. The Companies anticipate that due to its limited use of derivative instruments the adoption of SFAS 133 implementation will not have a material effect on the financial statements.


Year 2000
     The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998. This "Year 2000 problem" is due to the fact that many existing computer programs and embedded chip technology systems were developed using only the last two digits to indicate a year. Thus, such systems may not have the capability of recognizing a year that begins with "20" as opposed to "19." As a consequence, these systems could fail altogether, or produce erroneous results.

     The Companies' State of Readiness. The Companies have developed a five-phase plan to address their Year 2000 issues (their "Year 2000 Plan"). The five phases are: (i) Awareness, (ii) Assessment, (iii) Remediation, (iv) Testing and (v) Implementation.

     Awareness. The Companies have implemented a program to insure the relevant employees are aware of the Year 2000 issue and have collected information from such employees regarding systems that might be affected. Management has assembled a Year 2000 Steering Committee to determine and assess the risks of the Year 2000 issue, plan and implement necessary upgrades or changes to make the Companies Year 2000 compliant or institute mitigating actions to minimize those risks and oversee the Companies' progress with respect to the implementation of their Year 2000 Plan.

     Assessment. The Companies have substantially completed an assessment of their internally and externally developed computer information systems. Operating is in the process of obtaining written verification from vendors to the effect that externally developed computer information systems acquired from such vendors correctly distinguish dates before the Year 2000. Operating expects to obtain such verifications, or a commitment from the relevant vendors to provide a solution, by no later than the second quarter of 1999. In addition, the Companies have engaged outside consultants to review the plan and assessment. Realty is in the process of obtaining written verification from its externally developed general ledger information system and payroll service provider to ensure that the system correctly distinguishes dates before the Year 2000.

     The Companies are currently evaluating and assessing their other electronic systems that include embedded technology, such as telecommunications, security, HVAC, elevator, fire and safety systems, and expect that the assessment will be completed by the second quarter of 1999. The Companies are aware that such systems contain embedded chips that are often difficult to identify and test and may require complete replacement because they cannot be repaired. Failure of the Companies to identify or remediate any embedded chips (either on an individual or aggregate basis) on which significant business operations depend, such as phone systems, could have a material adverse impact on the Companies' business, financial condition and results of operations. To the extent such issues impact property level systems the Companies may be required to fund capital expenditures for upgraded equipment and software if necessary. In addition to the Companies' systems and those of its vendors and suppliers, there exist others that could have a material impact on the Companies' businesses if not Year 2000 compliant. Such systems could affect airline operations and other segments of the lodging and travel industries. These systems are outside of the Companies' control and their compliance is not verifiable by the Companies.

     The Companies' primary financial service providers are its primary bank, credit card and payroll processors each of which will be required to provide written verification to the Companies that they will be Year 2000 compliant. For the foregoing reasons, the Companies do not believe that there is a significant risk related to the failure of vendors or third-party service providers to prepare for the Year 2000; however, the costs and timing of third-party Year 2000 compliance is not within the Companies' control and no assurances can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

     Remediation. Operating's primary uses of software systems are the hotel reservation and front desk system, accounting, payroll and human resources software. Upgrades to the hotel reservation system to address some Year 2000 compliance issues were installed and implemented during the fourth quarter of 1997 through the second quarter of 1998. Testing of various airline interfaces with the hotel reservation system was completed by December 1998. Operating plans to implement a new hotel front desk system by the end of 1999, for which it has assurance that it is Year 2000 compliant. Operating is in the process of testing Year 2000 compliant releases of existing accounting, payroll and human resource systems. Implementation of these Year 2000 compliant upgrades is expected by the end of the second quarter of 1999. In addition, Operating has engaged outside consultants to assist in this process with respect to certain Year 2000 compliance efforts. Operating has received written verification from the vendors of accounting and payroll and human resource systems that the general releases currently available are Year 2000 compliant.

     Testing. To attempt to confirm that their computer systems are Year 2000 compliant, the Companies expect to perform limited testing of their computer information systems and their other computer systems that do not relate to information technology but include embedded technology; however, unless Year 2000 issues arise in the course of their limited testing, the Companies will rely on the written verification received from each vendor of their computer systems that the relevant system is Year 2000 compliant. Nevertheless, there can be no assurance that the computer systems on which the Companies' business relies will correctly distinguish dates before the Year 2000 from dates in and after the Year 2000. Any such failures could have a material adverse effect on the Companies' business, financial condition and results of operations. The Companies currently anticipate that testing will commence no later than the first quarter of 1999 and expect that their testing will be complete by the end of the third quarter of 1999.

     Implementation. The Companies have begun implementation of Year 2000 compliant software and software upgrades and expect to have them completed by December, 1999.

     Costs to Address the Companies' Year 2000 Issues. Based on current information from their review to date, the Companies budgeted $1,100,000 for the cost of repairing, updating and replacing their standard computer information systems. The Companies anticipate that the primary cost of Year 2000 compliance will be the cost of consultants and payroll and related expenses. The Companies currently expect that the installation of above mentioned upgrades and software will cost approximately $1,100,000, and as of the end of fiscal year 1998, the Companies have spent approximately $200,000 in connection therewith. In addition, the Companies expect that they will spend approximately $200,000 to address other Year 2000 related issues, including upgrades of certain systems with embedded technology. Because the Companies' Year 2000 assessment is ongoing and additional funds may be required as a result of future findings, the Companies are not currently able to estimate the final aggregate cost of addressing the Year 2000 issue. While these efforts will involve additional costs, the Companies believe, based on available information, that these costs will not have a material adverse effect on their business, financial condition or results of operations. The Companies expect to fund the costs of addressing the Year 2000 issue from cash flows resulting from operations. While the Companies believe that they will be Year 2000 compliant by December 31, 1999, if these efforts are not completed on time, or if the costs associated with updating or replacing the Companies' computer systems exceed the Companies' estimates, the Year 2000 issue could have a material adverse effect on the Companies' business, financial condition and results of operations.

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

     The Companies' Contingency Plans. The Companies intend to develop contingency plans for significant business risks that might result from Year 2000 related events. Because the Companies have not identified any specific business function that will be materially at risk of significant Year 2000 related disruptions, and because a full assessment of the Companies risk from potential Year 2000 failures is still in process, the Companies have not yet developed detailed contingency plans specific to Year 2000 problems. Development of these contingency plans is currently scheduled to occur by the second quarter of 1999 and as otherwise appropriate. As a part of their contingency planning, the Companies are analyzing the most reasonably likely worst-case scenario that could result from Year 2000-related failures. Failures by third parties to achieve Year 2000 compliance might result in short-term disruptions in travel patterns, and potential temporary disruptions in the supply of utility, telecommunications and financial services, most likely regional or local in scope. These events could cause temporary disruptions in the operations of hotel properties, and/or lead travelers to postpone travel, or to cancel travel plans, thereby affecting lodging patterns and occupancy.

     The preceding "Year 2000 readiness disclosure" contains various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent the Companies' beliefs or expectations regarding future events. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

Seasonality
     The lodging industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings. In addition, opening of new construction hotels and/or timing of hotel acquisitions may cause variation of revenue from quarter to quarter.

                      CERTAIN FACTORS YOU SHOULD CONSIDER

     Presented below are certain factors that you should consider with respect to investing in the Companies' securities.

     With respect to investing in the Companies' securities, you should be aware that there are various risks, including those described below, which may materially impact your investment in the Companies securities or may in the future, and, in some cases, already do, materially affect us and our business, financial condition and results of operations. You should consider carefully these risk factors with respect to investing in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements discussed on page 71.


Tax Risks Related to Real Estate Investment Trusts
     Dependence on Qualification as a REIT; General. Realty operates and intends to operate in the future so as to qualify as a real estate investment trust for federal income tax purposes. However, there is no assurance that Realty has satisfied the requirements for REIT qualification in the past or will qualify as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the "Code"), for which there are only limited judicial or administrative interpretations. The complexity of these provisions is greater in the case of a paired share REIT such as Realty. Qualification as a REIT also involves the determination of various factual matters and circumstances not entirely within Realty's control. In addition, Realty's ability to qualify as a REIT is dependent upon its continued exemption from the anti-pairing rules of Section 269B(a)(3) of the Code, which would ordinarily prevent Realty from qualifying as a REIT. Subject to the discussion below of recent legislation, the "grandfathering" rules governing Section 269B generally provide, however, that Section 269B(a)(3) does not apply to a paired share REIT if the REIT and its paired operating company were paired on June 30, 1983. On June 30, 1983, Realty (which was then known as Santa Anita Realty Enterprises, Inc. ("Santa Anita Realty")) was paired with the Operating Company (which was then known as Santa Anita Operating Company ("SAOC," and together with Santa Anita Realty, "Santa Anita")). There are, however, no judicial or administrative authorities interpreting this "grandfathering" rule. Moreover, if for any reason Realty failed to qualify as a REIT in 1983, the benefit of the "grandfathering" rule would not be available to Realty, in which case Realty would not qualify as a REIT for any taxable year from and after 1983. Failure of Realty to qualify as a REIT would have a material adverse effect on the Companies and their ability to make distributions to their shareholders and to pay amounts due on their indebtedness.

     Legislation, as well as regulations, administrative interpretations or court decisions, also could change the tax law with respect to Realty's qualification as a REIT and the federal income tax consequence of such qualification. See "--Recent Legislation May Curb Use of Paired Share Structure" below. Such legislation, regulations or administrative interpretations or court decisions could have a material adverse effect on the Companies and their ability to make distributions to shareholders and to pay amounts due on their indebtedness. In addition, this legislation prevents the Companies from growing as originally intended at the time of the Santa Anita Mergers (as defined below).

     If Realty were to fail to qualify as a REIT, it would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at corporate rates. Failure to qualify as a REIT would result in additional tax liability to Realty for the year or years involved. In addition, the failure to qualify as a REIT would also constitute a default under certain debt obligations of Realty, which would generally allow the holders thereof to demand the immediate repayment of such indebtedness, which could have a material adverse effect on the Companies and their ability to make distributions to shareholders and to pay amounts due on their indebtedness.

     Recent Legislation Curbs Use of Paired Share Structure. On July 22, 1998, the President signed into law the Internal Revenue Service Restructuring and Reform Act of 1998 (the "Reform Act"). Included in the Reform Act is a freeze on the grandfathered status of paired share REITs such as the Companies. Under this legislation, the anti-pairing rules provided in the Code apply to real property interests acquired after March 26, 1998 by the Companies, or by a subsidiary or partnership in which a ten percent or greater interest is owned by the Companies, unless (1) the real property interests are acquired pursuant to a written agreement that was binding on March 26, 1998 and at all times thereafter or (2) the acquisition of such real property interests was described in a public announcement or in a filing with the SEC on or before March 26, 1998.


     The restrictions on the activities of a grandfathered REIT provided in the Reform Act may in the future make it impractical or undesirable for the Companies to continue to maintain their paired share structure. Restructuring the operations of Realty and Operating to comply with the rules provided by the Reform Act could cause the Companies to incur tax liabilities, to recognize an impairment loss on their goodwill assets, or otherwise materially adversely affect the Companies and their ability to make distributions to shareholders and to pay amounts due on their indebtedness.


     Adverse Effects of REIT Minimum Distribution Requirements. In order to qualify as a REIT Realty is generally required each year to distribute to its shareholders at least 95% of its taxable income (excluding any net capital gain). In addition, if Realty were to dispose of assets acquired in certain acquisitions during the ten-year period following the acquisition, Realty would be required to distribute at least 95% of the amount of any "built-in gain" attributable to such assets that Realty recognizes in the disposition, less the amount of any tax paid with respect to such recognized built-in gain. Realty generally is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of (i) 85% of its ordinary income for that year, (ii) 95% of its capital gain net income for that year, and (iii) 100% of its undistributed income from prior years.


     Risks Related to the Implementation and Effects of the Comprehensive Restructuring Plan


     We believe that the successful implementation of the comprehensive restructuring plan, which includes pursuing the separation of the Companies' healthcare and lodging businesses, is in the best long-term interests of the Companies and their stockholders. However, there are a number of potentially negative or adverse factors that you should be aware of in connection with both the implementation of the comprehensive restructuring plan, as well as the effects of the comprehensive restructuring plan.


     Implementation. The comprehensive restructuring plan involves a number of component parts that require a substantial commitment of our resources to implement. In order to successfully implement each part of the comprehensive restructuring plan, a significant amount of the available time and effort of the management of The Meditrust Companies must be utilized. For example, each transaction involving the sale of a non-strategic asset requires that the personnel who oversee that asset or group of assets not only continue to operate or monitor that asset consistent with past practice, but also that they prepare it for sale, meet with potential buyers, negotiate, and/or assist in the negotiation with the ultimate buyer. In addition, The Meditrust Companies have expended, and will continue to expend significant financial resources to implement the comprehensive restructuring plan. Each transaction of the type described above generally involves the payment of fees and expenses of outside professionals, including investment bankers, attorneys, independent accountants and consultants.


     Our ability to successfully implement the comprehensive restructuring plan is also impacted by external factors, such as: (i) the performance of the economy generally and real estate markets in particular, (ii) the ability of The Meditrust Companies to access the capital markets, (iii) changes in applicable law and (iv) the identification of satisfactory buyers of non-strategic assets. After the spin-off, each of the lodging and health care business segments will need to separately access the capital markets to the extent that additional capital is required. However, we can not be certain that the capital markets, will be amenable to the spin-off and the creation of the two distinct, separately traded entities. In addition, changes in the capital markets, which are beyond our control, may materially impact our ability to successfully implement the spin-off, as well as other component parts of the comprehensive restructuring plan.


     Effects: The structure of The Meditrust Companies will be significantly altered from our structure today and from our structure six months ago. Today, each holder of paired shares of The Meditrust Companies owns interests in a combined business which owns and invests in health care properties, owns and operates lodging properties and owns and operates golf related properties. Until recently, The Meditrust Companies also owned and operated a horse racing facility and related property. After completion of the comprehensive restructuring plan, and assuming a shareholder continues to hold the securities issued to the shareholders in the spin-off, shareholders will own an equity interest in a lodging business and in a separate health care financing business. The lodging business and the health care financing business will be operated independently, they will be financed separately and their securities will be traded independently on the New York Stock Exchange. A shareholder will no longer hold an interest in either the horse racing or golfing businesses as these businesses have been, or will be sold. On February 11, 1999, the Companies entered into a definitive agreement to sell the subsidiaries that conduct the golf businesses at the golf courses owned and leased by Realty together with the golf course related real estate owned and/or leased by Realty, to Golf Acquisitions, L.L.C., an affiliate of ClubCorp., Inc. The transaction, which is subject to customary closing conditions, is scheduled to close on or prior to March 31, 1999. In addition, the health care financing business will be somewhat smaller than it has been historically, as certain non-strategic assets, most of which relate to the health care business, have been sold and the funding of new health care investments has been reduced as part of our reduction of capital expenditures.


Substantial Leverage Risks
     Realty has substantial leverage. In that regard, on July 17, 1998, Realty entered into the Credit Agreement, which provides Realty with up to $2.25 billion in credit facilities. The degree of leverage of Realty could have important consequences to investors, including the following: (i) Realty's ability to obtain additional financing may be impaired, both currently and in the future; (ii) a substantial portion of Realty's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to Realty for other purposes; (iii) as described below, certain of Realty's borrowings are and will continue to be at variable rates of interest, which will expose Realty to the risk of increased interest rates; (iv) Realty may be substantially more leveraged than certain of its competitors, which may place Realty at a competitive disadvantage; and (v) Realty's substantial degree of leverage may limit its flexibility to adjust to changing market conditions, reduce its ability to withstand competitive pressures and make it more vulnerable to a downturn in general economic conditions or its business.

     The foregoing risks associated with the debt obligations of the Companies may adversely affect the market price of securities issued by the Companies and may inhibit the ability of the Companies to raise capital in both the public and private markets.


Health Care Industry Risks
     Operating Risks. One of Realty's primary businesses is that of buying, selling, financing and leasing health care related properties. The risks of this business include, among other things: competition for tenants; competition from other health care financing providers, a number of which may have greater marketing, financial and other resources and experience than Realty; changes in government regulation of health care; changes in the availability and cost of insurance coverage; increases in operating costs due to inflation and other factors; changes in interest rates; the availability of financing; and adverse effects of general and local economic conditions.

     Concentration of Company Operators in Long-term Care Industry. The long-term care businesses of the third-party operators of Realty's health care related real estate, and the health care industry generally, are subject to extensive federal, state and local regulation governing the licensing and conduct of operations at health care facilities, certain capital expenditures, the quality of services provided, the manner in which the services are provided, financial and other arrangements between health care providers and reimbursement for services rendered. The failure of any third-party operator to comply with such laws, requirements and regulations could adversely affect its ability to operate the facility or facilities and could adversely affect such operator's ability to make payments to Realty, thereby adversely affecting the Companies.

     Concentration of Credit Risks; Reliance on Major Operators. As of December 31, 1998, long-term care facilities comprised 28% of Realty's real estate investments and Realty's investments in facilities of its two largest health care operators totaled approximately 20% of Realty's total real estate investments. Such a concentration in specific types of facilities, as well as in these operators, could have a material adverse effect on the Companies.

     Realty's third-party operators manage long-term care facilities on each of Realty's properties. The financial position of Realty may be adversely affected by financial difficulties experienced by any of such operators, or any other major operator of Realty, including a bankruptcy, insolvency or general downturn in the business of any such operator, or in the event any such operator does not renew its leases as they expire and Realty can not lease these facilities to other operators on comparable terms.

     Government Regulation May Increase. The health care industry is subject to changing political, economic, regulatory and demographic influences that may affect the operations of health care facilities and providers. During the past several years, the health care industry has been subject to changes in government regulation of, among other things, reimbursement rates and certain capital expenditures. Some elected officials have announced that they intend to examine certain aspects of the United States health care system including proposals which may further increase governmental involvement in health care. For example, the President and Congress have in the past, and may in the future, propose health care reforms which could impose additional regulations on Realty and its operators (including Operating) or limit the amounts that operators may charge for services. Realty's operators of its health care facilities are and will continue to be subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in the various states and localities in which they operate or in which they will operate.

     Health Care Reform. The Balanced Budget Act of 1997, which was signed by the President on August 5, 1997 (the "1997 Act"), enacted significant changes to the Medicare and Medicaid programs designed to modernize payment and health care delivery systems while achieving substantial budgetary savings. In seeking to limit Medicare reimbursement for long term care services, the 1997 Act mandated the establishment of a prospective payment system for skilled nursing facilities to replace the current cost-based reimbursement system. The cost-based system reimburses skilled nursing facilities for reasonable direct and indirect allowable costs incurred in providing "routine services" as well as capital costs and ancillary costs, subject to limits fixed for the particular geographic area served by the skilled nursing facility. Under the prospective payment system, skilled nursing facilities will be paid a federal per diem rate for covered services. The per diem payment will cover routine service, ancillary, and capital-related costs. The prospective payment system will be phased in over a four year period beginning on or after July 1, 1998. Under provisions of the 1997 Act, states will be provided additional flexibility in managing their Medicaid program. Among other things, the 1997 Act repealed a federal law's payment standard, which had required states to pay "reasonable and adequate" payments to cover the costs of efficiently and economically operated hospitals, nursing facilities and certain intermediate care facilities. These health care reforms may reduce reimbursement to levels that are insufficient to cover the cost of providing patient care, which could adversely affect the revenues of Realty's third-party borrowers and lessees and thereby adversely affect those borrowers' and lessees' abilities to make their loan or lease payments to Realty. Failure of the borrowers or lessees to make their loan or lease payments would have a direct and material adverse impact on the Companies.


     Reliance on Third-Party Payors; Availability of Reimbursement. The cost of many of the services offered by the current operators of Realty's health care facilities are reimbursed or paid for by third-party payors such as Medicare and Medicaid programs for elderly, low income and disabled patients and state Medicaid programs for managed care organizations. No assurance can be given that third-party reimbursement for Realty's operators will continue to be available or when reimbursement will be offered or that reimbursement rates will not be reduced. The increase in the number of providers contracting to provide per person fixed cost health care to a patient population has increased pressure on third-party payors to lower costs.


     A significant portion of the revenue from the third-party operators who lease or receive financing from Realty is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. These programs are highly regulated and subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. In recent years, there have been fundamental changes in the Medicare program which have resulted in reduced levels of payment for a substantial portion of health care services. Moreover, health care facilities have experienced increasing pressures from private payers such as health maintenance organizations attempting to control health care costs. Reimbursement from private payers has in many cases effectively been reduced to levels approaching those of government payers. Concern regarding health care costs may result in significant reductions in payment to health care facilities, and there can be no assurance that future payment rates from either governmental or private health care plans will be sufficient to cover cost increases in providing services to patients. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. Any changes in reimbursement policies which reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could adversely affect revenues from the third-party operators who lease or receive financing from Realty and thereby adversely affect those entities' ability to make their lease or loan payments to Realty. Failure of these entities to make their lease or loan payments would have a direct and material adverse impact on the Company.


     Fraud and Abuse Enforcement. In the past several years, due to rising health care costs, there has been an increased emphasis on detecting and eliminating fraud and abuse in the Medicare and Medicaid programs. Payment of any remuneration to induce the referral of Medicare and Medicaid patients is generally prohibited by federal and state statutes. Both federal and state self-referral statutes severely restrict the ability of physicians to refer patients to entities in which they have a financial interest. The 1997 Act provided the federal government with expanded enforcement powers to combat waste, fraud and abuse in the delivery of health care services. In addition, the Office of Inspector General and the Health Care Financing Administration now have increased investigation and enforcement activity of fraud and abuse, specifically targeting nursing homes, home health providers and medical equipment suppliers. Failure to comply with the foregoing fraud and abuse laws or government program integrity regulations may result in sanctions including the loss of licensure or eligibility to participate in reimbursement programs (including Medicare and Medicaid), asset forfeitures and civil and criminal penalties.


     It is anticipated that the trend toward increased investigation and informant activity in the area of fraud and abuse, as well as self-referral, will continue in future years. In the event that any borrower or lessee were to be found in violation of the applicable laws regarding fraud, abuse or self-referral, that borrower's or lessee's license or certification to participate in government reimbursement programs could be jeopardized, or that borrower or lessee could be subject to civil and criminal fines and penalties. Either of these occurrences could have a material adverse affect on the Companies by adversely affecting the borrower's or lessee's ability to make debt or lease payments to Realty.


     The foregoing factors could adversely affect the ability of the operators of Realty's health care facilities to generate revenues and make payments to Realty. This, in turn, could materially adversely affect the Companies and their ability to make distributions to shareholders and to pay amounts due on their indebtedness.


Lodging Industry Risks
     The Companies, through their acquisition of La Quinta, have made a significant investment in hotels and related lodging facilities. La Quinta is operated by a subsidiary of Operating and its real estate assets are owned by Realty or a subsidiary of Realty.


     Competition. The results of operations of La Quinta hotels are subject to general economic conditions, competition, the desirability of particular locations, the relationship between supply of and demand for hotel rooms and other factors. La Quinta hotels generally operate in markets that contain numerous competitors, including wide range of lodging facilities offering full-service, limited-service and all-suite lodging options to the public. The continued success of La Quinta's hotels will be dependent, in large part, upon their ability to compete in such areas as reasonableness of room rates, quality of accommodations, name recognition, service level and convenience of locations. Additionally, an increasing supply of hotel rooms in La Quinta's market segment and recent consolidations in the lodging industry generally resulting in the creation of several large, multi-branded hotel chains with diversified operations may adversely impact La Quinta's financial condition, results of operations and business. No assurance can be given that demographic, geographic or other changes in markets will not adversely affect the convenience or desirability of the locations of La Quinta's hotels. Furthermore, no assurance can be given that, in the markets in which La Quinta's hotels operate, competing hotels will not provide greater competition for guests than currently exists, and that new hotels will not enter such markets.

     Geographic Concentration. La Quinta's hotels are concentrated in the western and southern regions of the United States. As a result, La Quinta is sensitive to economic and competitive conditions in those regions.

     Extensive Employment and Other Governmental Regulations. The hotel business is subject to extensive federal, state and local regulatory requirements, including building and zoning requirements, all of which can prevent, delay, make uneconomical or significantly increase the cost of developing additional lodging facilities. In addition, La Quinta's hotels and Operating are subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions, work permit requirements and discrimination claims. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could adversely affect the Companies.

     Fluctuations in Operating Results. The lodging industry may be adversely affected by, among other things, changes in economic conditions, changes in local market conditions, oversupply of hotel space, a reduction in demand for hotel space in specific areas, changes in travel patterns, weather conditions, changes in governmental regulations that influence or determine wages, prices or construction costs, changes in interest rates, the availability of financing for operating or capital needs, and changes in real estate tax rates and other operating expenses. Room supply and demand historically have been sensitive to shifts in gross domestic product growth, which has resulted in cyclical changes in average daily room and occupancy rates. Due in part to the strong correlation between the lodging industry's performance and economic conditions, the lodging industry is subject to cyclical changes in revenues. In that regard, there can be no assurance that the recent strength in the lodging industry generally, or in the segment of the industry in which La Quinta operates, will not decline in the future. Furthermore, the lodging industry is seasonal in nature, with revenues typically higher in summer periods than in winter periods.

     Construction. If Realty resumes La Quinta's historical strategy of growing through new construction, Realty may from time to time experience shortages of materials or qualified tradespeople or volatile increases in the cost of certain construction materials or labor, resulting in longer than normal construction and remodeling periods, loss of revenue and increased costs. Realty will rely heavily on local contractors, who may be inadequately capitalized or understaffed. The inability or failure of one or more local contractors to perform may result in construction or remodeling delays, increased cost and loss of revenue.

     The foregoing factors could adversely affect La Quinta's operations which, in turn, could materially adversely affect the Companies and their ability to make distributions to shareholders and to pay amounts due on their indebtedness.


Real Estate Investment Risks
     General Risks. Realty's investments will be subject to the risks inherent in owning real estate. The underlying value of Realty's real estate investments and the Companies' results of operations and ability to make distributions to their shareholders and pay amounts due on their indebtedness will depend on the ability of the lessees, the operators and Operating to operate Realty's properties in a manner sufficient to maintain or increase revenues and to generate sufficient revenues in excess of operating expenses to make rent payments under their leases or loan payments in respect of their loans from Realty.

     Results of operations of Realty's properties may also be adversely affected by, among other things:

     o changes in national economic conditions, changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics;

     o changes in interest rates and in the availability, cost and terms of financing;

     o the impact of present or future environmental legislation and compliance with environmental laws and other regulatory requirements;

     o the ongoing need for capital improvements, particularly in older structures;

     o changes in real estate tax rates and assessments and other operating expenses;

     o    adverse changes in governmental rules and fiscal policies;

     o    adverse changes in zoning and other land use laws; and

     o civil unrest, earthquakes and other natural disasters (which may result in uninsured losses) and other factors which are beyond its control.

     Dependence on Rental Income from Real Property. Realty's cash flow, results of operations and value of its assets would be adversely affected if a significant number of third-party operators of the Realty's properties fail to meet their lease obligations. The bankruptcy or insolvency of a major operator may have an adverse effect on a property. At any time, an operator also may seek protection under the bankruptcy laws, which could result in rejection and termination of such operator's lease and thereby cause a reduction in the cash flow of the property. If an operator rejects its lease, the owner's claim for breach of the lease would (absent collateral securing the claim) be treated as a general unsecured claim. Generally, the amount of the claim would be capped at the amount owed for unpaid pre-petition lease payments unrelated to the rejection, plus the greater of one year's lease payments or 150% of the remaining lease payments payable under the lease (but not to exceed the amount of three years' lease payments).

     Environmental Matters. The obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, may affect the operating costs of Realty and Operating. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on or under the property. Environmental laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances and whether or not such substances originated from the property. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect Realty's ability to borrow by using such real property as collateral.

     Persons who arrange for the transportation, disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous or toxic substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. Certain environmental laws and common law principles could be used to impose liability for releases of hazardous materials, including asbestos-containing materials or "ACMs", into the environment. In addition, third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs or other hazardous materials. Environmental laws may also impose restrictions on the use or transfer of property, and these restrictions may require expenditures. In connection with the ownership and operation of any of Realty's properties, Realty, Operating and the other lessees or operators of these properties may be liable for any such costs. The cost of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could materially adversely affect the Companies and their ability to make distributions to shareholders and to pay amounts due on their indebtedness.

     Compliance with the ADA May Affect Expected Distributions to the Companies' Shareholders. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. A determination that Realty or Operating is not in compliance with the ADA could result in the imposition of fines and/or an award of damages to private litigants. If Realty or Operating were required to make modifications to comply with the ADA, there could be a material adverse effect on the Companies and their ability to make distributions to shareholders and to pay amounts due on their indebtedness.

     Uninsured and Underinsured Losses. Each of Realty's leases and mortgage loans typically specifies that comprehensive insurance is to be maintained on each of the applicable properties, including liability, fire and extended coverage. Leases and loan documents for new investments (including those leased to Operating) typically contain similar provisions. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods, that may be uninsurable or not economically insurable. Realty will use its discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on the investments of Realty and Operating at a reasonable cost and on suitable terms. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of the lost investment and also may result in certain losses being totally uninsured. Inflation, changes in building codes, zoning or other land use ordinances, environmental considerations, lender imposed restrictions and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds, if any, received by Realty or Operating might not be adequate to restore its economic position with respect to such property.

Real Estate Financing Risks
     Financing and Maturities. Realty is subject to the normal risks associated with debt and preferred stock financing, including the risk that Realty's cash flow will be insufficient to meet required payments of principal and interest and dividends, the risk that indebtedness on its properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness. If Realty were unable to refinance the indebtedness on acceptable terms, or at all, Realty might be forced to dispose of one or more of its properties on disadvantageous terms, which might result in losses to Realty, which losses could have a material adverse effect on Realty and its ability to make distributions to shareholders and to pay amounts due on its indebtedness. Furthermore, if a property is mortgaged to secure payment of indebtedness and Realty is unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of revenues and asset value to Realty. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering Realty's ability to meet the REIT distribution requirements of the Code.

     Risk of Rising Interest Rates. Realty has incurred and expects in the future to incur indebtedness which bears interest at variable rates. Accordingly, increases in interest rates would increase Realty's interest costs (to the extent that the related indebtedness was not protected by interest rate protection arrangements), which could have a material adverse effect on Realty and its ability to make distributions to shareholders and to pay amounts due on its indebtedness or cause Realty to be in default under certain debt instruments (including its Debt Securities). In addition, an increase in market interest rates may lead holders of the Shares to demand a higher yield on their Shares from distributions by the Companies, which could adversely affect the market price for the Shares and could also adversely affect the market price of any Preferred Stock issued by either of the Companies.

Cautionary Statements Concerning Forward-Looking Statements
     Any statements included in this Joint Annual Report on Form 10-K that are not strictly historical are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained or incorporated by reference herein or in the accompanying Prospectus Supplement should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans, intentions or anticipated or projected events, results or conditions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and they may be incapable of being realized. Such forward-looking statements include statements with respect to (i) the declaration or payment of distributions by the Companies, (ii) the ownership, management and operation of hotels, golf courses, health care related facilities, race tracks and other properties, including the integration of the acquisitions effected or proposed by the Companies, (iii) potential acquisitions or dispositions of properties, assets or other public or private companies by the Companies, (iv) the policies of the Companies, Cobblestone and La Quinta regarding investments, acquisitions, dispositions, financings, conflicts of interest and other matters, (v) the qualification of Realty and Realty's Predecessor as a REIT under the Code and the "grandfathering" rules under Section 269B of the Code,
(vi) the health care, real estate, golf and lodging industries and real estate markets in general, (vii) the availability of debt and equity financing, (viii) interest rates, (ix) general economic conditions, (x) supply and customer demand, (xi) trends affecting the Companies', Cobblestone's and La Quinta's financial condition or results of operations, (xii) the effect of acquisitions (including the Cobblestone and La Quinta acquisitions) on results of operations (including funds from operations, margins, and cash flow), financial condition (including market capitalization) and financial flexibility, (xiii) the anticipated performance of the Companies and of acquired properties and businesses, including, without limitation, statements regarding anticipated revenues, cash flows, funds from operations, EBITDA, operating or profit margins and sensitivity to economic downturns or anticipated growth or improvements in any of the foregoing, (xiv) conditions or prospects in the lodging and other industries, including anticipated growth or profitability, and the sensitivity of certain segments of those industries to economic downturns, (xv) the ability of the Companies and of acquired properties and businesses to grow (including La Quinta's ability to renovate hotels and open new hotels as planned), and (xvi) Realty's funds from operations payout ratio after giving effect to anticipated acquisitions. Shareholders are cautioned that, while forward-looking statements reflect the respective Companies' good faith beliefs, they are not guarantees of future performance and they involve known and unknown risks and uncertainties and there can be no assurance that the events, results or conditions reflected in such forward-looking statements will occur. Actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Joint Annual Report on Form 10-K, including, without limitation, the information set forth in "Certain Factors You Should Consider," identifies important factors that could cause such differences. The Companies undertake no obligations to publicly release the results of any revisions to these forward-looking statements that may reflect any future events or circumstances.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The table below provides information about the Companies' derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations.


     For fixed rate debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates as of the report date. For the interest rate swap the table presents notional amount and interest rate by the expected (contractual) maturity date. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The variable interest rate represents the contractual LIBOR rate as of the reporting date.



----------------------------------------------------------------------------------------------------------------------------
                                                                                      There-         Face           Fair
(In thousands)                1999       2000         2001        2002      2003       after         Value          Value
----------------------------------------------------------------------------------------------------------------------------
 Debt Obligations
----------------------------------------------------------------------------------------------------------------------------
 Long Term Debt:
----------------------------------------------------------------------------------------------------------------------------
 Fixed Rate                  28,785     219,422     248,639      92,659     207,301    686,676      1,483,482      1,454,784
----------------------------------------------------------------------------------------------------------------------------
 Average interest rate       7.547%     7.569%        7.644%     7.770%     7.354%     7.367%         7.470%
----------------------------------------------------------------------------------------------------------------------------
 Variable rate               750,000                1,108,000                                       1,858,000      1,839,162
----------------------------------------------------------------------------------------------------------------------------
 Average interest rate       7.980%                   7.980%                                          7.980%
----------------------------------------------------------------------------------------------------------------------------
 Interest rate derivatives
----------------------------------------------------------------------------------------------------------------------------
 Interest rate swap:
----------------------------------------------------------------------------------------------------------------------------
 Notional amount             500,000    250,000     500,000                                         1,250,000      11,323
----------------------------------------------------------------------------------------------------------------------------
 Pay rate                    5.680%     5.685%        5.700%                                          5.689%
----------------------------------------------------------------------------------------------------------------------------
 Receive rate                 (a)        (a)           (a)                                             (a)
----------------------------------------------------------------------------------------------------------------------------

     (a) The Receive rate is based on LIBOR rates at the time of each borrowing.


Realty
     All indebtedness, including notes payable, convertible debentures, bank notes payable and bonds and mortgages payable are liabilities on Realty. See quantitative and qualitative disclosures about the Companies' market risk above.


Operating
     Operating is a guarantor of all of the obligations of Realty under the New Credit Agreement.

Item 8. Financial Statements and Supplementary Data


                            THE MEDITRUST COMPANIES


                     COMBINED CONSOLIDATED BALANCE SHEETS



                                                                             December 31,
                                                                     -----------------------------
                                                                          1998            1997
(In thousands, except per share amounts)                             -------------   -------------
Assets
 Real estate investments, net ....................................    $5,086,736      $2,935,772
 Cash and cash equivalents .......................................       305,456          43,732
 Fees, interest and other receivables ............................        54,712          23,650
 Goodwill, net ...................................................       486,051         194,893
 Net assets of discontinued operations ...........................       305,416              --
 Other assets, net ...............................................       221,180          82,236
                                                                      ----------      ----------
  Total assets ...................................................    $6,459,551      $3,280,283
                                                                      ==========      ==========
Liabilities and Shareholders' Equity
Indebtedness:
 Notes payable, net ..............................................    $1,155,837      $  900,594
 Convertible debentures, net .....................................       185,013         234,000
 Bank notes payable, net .........................................     1,831,336         179,527
 Bonds and mortgages payable, net ................................       129,536          63,317
                                                                      ----------      ----------
  Total indebtedness .............................................     3,301,722       1,377,438
Accounts payable, accrued expenses and other liabilities .........       206,901          77,106
                                                                      ----------      ----------
  Total liabilities ..............................................     3,508,623       1,454,544
                                                                      ==========      ==========
Commitments and contingencies ....................................            --              --
Shareholders' equity:
 Meditrust Corporation Series A Preferred Stock, $.10 par value;
   6,000 shares authorized; 700 shares issued and outstanding in
   1998; stated liquidation preference of $250 per share .........            70              --
 Paired Common Stock, $.20 combined par value; 270,000 shares authorized; 149,326 and 88,128 paired shares issued and
   outstanding in 1998 and 1997, respectively ....................        29,865          17,626
 Additional paid-in-capital ......................................     3,891,987       1,997,517
 Treasury stock at cost, 1,635 paired shares in 1998 .............      (163,326)             --
 Unearned compensation ...........................................        (6,718)             --
 Accumulated other comprehensive income ..........................        16,971           3,569
 Distributions in excess of earnings .............................      (817,921)       (192,973)
                                                                      ----------      ----------
 Total shareholders' equity ......................................     2,950,928       1,825,739
                                                                      ----------      ----------
  Total liabilities and shareholders' equity .....................    $6,459,551      $3,280,283
                                                                      ==========      ==========

   The accompanying notes are an integral part of these financial statements

                            THE MEDITRUST COMPANIES


                COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                For the year ended December 31,
                                                         ---------------------------------------------
                                                              1998            1997            1996
(In thousands, except per share amounts)                 -------------   -------------   -------------
Revenue:
 Rental ..............................................    $  191,874       $ 137,868       $ 109,119
 Interest ............................................       153,093         151,170         144,905
 Hotel ...............................................       258,423              --              --
 Other ...............................................        35,987              --              --
                                                          ----------       ---------       ---------
                                                             639,377         289,038         254,024
                                                          ----------       ---------       ---------
Expenses:
 Interest ............................................       178,458          87,412          64,216
 Depreciation and amortization .......................        87,228          26,838          21,651
 Amortization of goodwill ............................        13,265           2,349           1,556
 General and administrative ..........................        21,436          10,257           8,625
 Hotel operations ....................................       125,246              --              --
 Rental property operations ..........................        15,638             210              --
 Loss on sale of securities ..........................         4,159              --              --
 Gain on sale of assets ..............................       (52,642)             --              --
 Income from unconsolidated joint venture ............          (906)             10              --
 Other ...............................................       111,215              --              --
                                                          ----------       ---------       ---------
                                                             503,097         127,076          96,048
                                                          ----------       ---------       ---------
Income from continuing operations before benefit for
 income taxes ........................................       136,280         161,962         157,976
Income tax benefit ...................................        (4,800)             --              --
                                                          ----------       ---------       ---------
Income from continuing operations ....................       141,080         161,962         157,976
Discontinued operations:
 Income from operations, net .........................        10,721             450              --
 Loss on disposal of Santa Anita, net ................       (67,913)             --              --
 Provision for loss on disposition of Cobblestone Golf
 Group, net ..........................................      (237,035)             --              --
                                                          ----------       ---------       ---------
Net income (loss) ....................................      (153,147)        162,412         157,976
Preferred stock dividends ............................        (8,444)             --              --
                                                          ----------       ---------       ---------
Net income (loss) available to Paired
 Common shareholders .................................    $ (161,591)      $ 162,412       $ 157,976
                                                          ==========       =========       =========
Basic earnings per Paired Common Share:
 Income from continuing operations ...................    $     1.10       $    2.13       $    2.21
 Discontinued operations .............................         (2.44)            .01              --
                                                          ----------       ---------       ---------
 Net income (loss) ...................................    $    (1.34)      $    2.14       $    2.21
                                                          ==========       =========       =========
Diluted earnings per Paired Common Share:
 Income from continuing operations ...................    $     1.06       $    2.12       $    2.20
 Discontinued operations .............................         (2.35)             --              --
                                                          ----------       ---------       ---------
 Net income (loss) ...................................    $    (1.29)      $    2.12       $    2.20
                                                          ==========       =========       =========

   The accompanying notes are an integral part of these financial statements

                            THE MEDITRUST COMPANIES


      COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             For the Years Ended December 31, 1998, 1997 and 1996



                                         Shares of
                                    Beneficial Interest
                                         or Paired
                                       Common Shares
                                  ------------------------
                                                                        Additional
                                                            Preferred     Paid-in    Treasury
                                   Shares       Amount        Stock       Capital      Stock
(In thousands)                    -------- --------------- ----------- ------------ ----------
Balance, December 31, 1995         61,494   $   1,192,612
Proceeds from issuance of
 shares of beneficial
 interest, net of offering
 costs of $16,316 ...............  11,055         296,484
Issuance of shares of
 beneficial interest for:
 Conversion of debentures,
  net of unamortized issue
  costs of $259 .................     644          15,707
 Employee compensation
  and stock options .............     524          13,123
Distributions paid ..............
Net income for the year
 ended December 31, 1996
Change in market value of
 equity investment in
 excess of cost .................  ------       ---------   -----------  ----------- -----------
Balance, December 31, 1996         73,717       1,517,926
Distribution of MAC shares to
 Meditrust shareholders .........                  43,662
Effect of merger with The
 Santa Anita Companies ..........  12,366      (1,544,370)              $1,939,426
Issuance of Paired Common
 Shares for:
 Conversion of debentures,
  net of unamortized issue
  costs of $168 .................   1,589             318                   47,675

                                                   Accumulated
                                                      Other       Distributions
                                     Unearned     Comprehensive   in Excess of                 Comprehensive
                                   Compensation       Income        Earnings        Total      Income (loss)
(In thousands)                    -------------- --------------- -------------- ------------- --------------
Balance, December 31, 1995                                         $ (130,857)   $1,061,755
Proceeds from issuance of
 shares of beneficial
 interest, net of offering
 costs of $16,316 ...............                                                   296,484
Issuance of shares of
 beneficial interest for:
 Conversion of debentures,
  net of unamortized issue
  costs of $259 .................                                                    15,707
 Employee compensation
  and stock options .............                                                    13,123
Distributions paid ..............                                    (162,632)     (162,632)
Net income for the year
 ended December 31, 1996                                              157,976       157,976      $157,976
Change in market value of
 equity investment in
 excess of cost .................                     $2,528                          2,528         2,528
                                   --------------     ------        ----------   ----------      --------
Balance, December 31, 1996                             2,528         (135,513)    1,384,941      $160,504
                                                                                                 ========
Distribution of MAC shares to
 Meditrust shareholders .........                                     (43,662)
Effect of merger with The
 Santa Anita Companies ..........                                                   395,056
Issuance of Paired Common
 Shares for:
 Conversion of debentures,
  net of unamortized issue
  costs of $168 .................                                                    47,993

                                     Shares of
                                    Beneficial
                                     Interest
                                     or Paired
                                   Common Shares
                                 -----------------
                                                                Additional
                                                    Preferred     Paid-in      Treasury
                                  Shares   Amount     Stock       Capital        Stock
(In thousands)                   -------- -------- ----------- ------------ --------------
 Employee compensation
  and stock options ............     456       90                  10,416
Distributions paid .............
Net income for the year
 ended December 31, 1997
Change in market value of
 equity investment in
 excess of cost ................
Balance, December 31, 1997        88,128   17,626               1,997,517
                                  ------   ------    ---------  ---------       -----------
Proceeds from issuance of
 Paired Common Shares,
 net of offering costs of
 $5,874 ........................   8,500    1,700                 269,738
Proceeds from issuance of
 Preferred Stock, net of
 offering costs of $6,334 ......                   $70            168,596
Purchase of treasury stock .....                                            $(163,326)
Effect of merger with
 Cobblestone ...................   8,177    1,636                 239,510
Effect of merger with La
 Quinta ........................  43,280    8,656               1,163,980
Issuance of restricted stock
 grants ........................     315       63                   7,026
Issuance of Paired Common
 Shares for:
 Conversion of debentures,
 net of unamortized issue
 costs of $1 ...................     284       56                   7,110
 Employee compensation
 and stock options .............     642      128                   5,348
Dividends ......................
Property dividend ..............                                   33,162
Net loss for the year ended
 December 31, 1998 .............



                                                  Accumulated
                                                     Other       Distributions
                                    Unearned     Comprehensive   in Excess of                 Comprehensive
                                 Compensation        Income        Earnings        Total      Income (loss)
(In thousands)                   -------------- --------------- -------------- ------------- --------------
 Employee compensation
  and stock options ............                                                    10,506
Distributions paid .............                                   (176,210)      (176,210)
Net income for the year
 ended December 31, 1997                                            162,412        162,412     $  162,412
Change in market value of
 equity investment in
 excess of cost ................                    1,041                            1,041          1,041
                                                    -----          --------       --------     ----------
Balance, December 31, 1997                          3,569          (192,973)     1,825,739     $  163,453
                                                                                               ==========
Proceeds from issuance of
 Paired Common Shares,
 net of offering costs of
 $5,874 ........................                                                   271,438
Proceeds from issuance of
 Preferred Stock, net of
 offering costs of $6,334 ......                                                   168,666
Purchase of treasury stock .....                                                  (163,326)
Effect of merger with
 Cobblestone ...................                                                   241,146
Effect of merger with La
 Quinta ........................                                                 1,172,636
Issuance of restricted stock
 grants ........................ $(6,718)                                              371
Issuance of Paired Common
 Shares for:
 Conversion of debentures,
 net of unamortized issue
 costs of $1 ...................                                                     7,166
 Employee compensation
 and stock options .............                                                     5,476
Dividends ......................                                   (438,639)      (438,639)
Property dividend ..............                                    (33,162)
Net loss for the year ended
 December 31, 1998 .............                                   (153,147)      (153,147)    $ (153,147)

                                     Shares of
                                Beneficial Interest
                                     or Paired
                                   Common Shares
                                --------------------
                                                                  Additional
                                                      Preferred     Paid-in      Treasury
                                  Shares    Amount      Stock       Capital        Stock
(In thousands)                  --------- ---------- ----------- ------------ --------------
Change in market value of
 equity investments in
 excess of cost ...............
                                -------    -------       ---      ----------    ----------
Balance, December 31, 1998      149,326    $29,865       $70      $3,891,987    $ (163,326)
                                =======    =======       ===      ==========    ==========



                                                 Accumulated
                                                    Other       Distributions
                                   Unearned     Comprehensive   in Excess of                 Comprehensive
                                Compensation        Income        Earnings        Total      Income (loss)
(In thousands)                  -------------- --------------- -------------- ------------- --------------
Change in market value of
 equity investments in
 excess of cost ...............                     13,402                         13,402         13,402
                                   --------        -------       ----------    ----------     ----------
Balance, December 31, 1998         $ (6,718)       $16,971       $ (817,921)   $2,950,928     $ (139,745)
                                   ========        =======       ==========    ==========     ==========

   The accompanying notes are an integral part of these financial statements

                            THE MEDITRUST COMPANIES

                COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   For the year ended December 31,
                                                                            ----------------------------------------------
                                                                                 1998             1997            1996
(In thousands)                                                              --------------   -------------   -------------
Cash Flows from Operating Activities:
 Net income (loss) ......................................................    $   (153,147)    $  162,412      $  157,976
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities
  Depreciation of real estate ...........................................          90,446         26,750          21,269
  Goodwill amortization .................................................          15,826          2,349           1,557
  Loss on sale of assets ................................................          19,430             --              --
  Shares issued for compensation ........................................             438          1,994           2,039
  Equity in income of joint venture, net of dividends received ..........             544             --              --
  Other depreciation, amortization and other items, net .................          19,777          1,538           1,211
  Other non cash expenses ...............................................         326,064             --              --
                                                                             ------------     ----------      ----------
Cash Flows from Operating Activities Available for Distribution .........         319,378        195,043         184,052
Net change in other assets and liabilities of discontinued
 operations .............................................................         (18,331)            --              --
Net change in other assets and liabilities ..............................        (124,876)       (10,631)          4,499
                                                                             ------------     ----------      ----------
    Net cash provided by operating activities ...........................         176,171        184,412         188,551
                                                                             ------------     ----------      ----------
Cash Flows from Financing Activities:
 Proceeds from issuance of paired common and Realty preferred
  stock .................................................................         456,713             --         312,800
 Purchase of treasury stock .............................................        (163,326)            --              --
 Proceeds from borrowings on bank notes payable .........................       2,445,000      1,078,000         476,000
 Repayment of bank notes payable ........................................        (767,000)      (512,015)       (370,000)
 Repayment of notes payable .............................................        (220,000)            --              --
 Equity offering and debt issuance costs ................................         (47,393)        (5,896)        (19,235)
 Repayment of convertible debentures ....................................         (43,152)            --              --
 Principal payments on bonds and mortgages payable ......................         (37,625)        (5,098)           (940)
 Dividends/distributions to shareholders ................................        (438,639)      (176,210)       (162,632)
 Proceeds from exercise of stock options ................................           5,035          9,138          11,084
                                                                             ------------     ----------      ----------
    Net cash provided by financing activities ...........................       1,189,613        387,919         247,077
                                                                             ------------     ----------      ----------
Cash Flows from Investing Activities:
 Acquisition of real estate and development funding .....................        (636,989)      (292,607)       (325,789)
 Investment in real estate mortgages and development funding ............        (222,524)      (299,861)       (265,084)
 Prepayment proceeds and principal payments received on real
  estate mortgages ......................................................         407,241         54,618         162,247
 Proceeds from sale of assets ...........................................         484,467          6,173           4,701
 Proceeds from sale of securities .......................................           3,606             --              --
 Payment of Santa Anita merger related costs ............................              --        (16,979)             --
 Cash acquired from Santa Anita merger ..................................              --         30,249              --
 Acquisition of Cobblestone .............................................        (178,523)            --              --
 Acquisition of La Quinta ...............................................        (956,054)            --              --
 Cash acquired in Cobblestone merger ....................................             723             --              --
 Cash acquired in La Quinta merger ......................................          18,004             --              --
 Working capital and notes receivable advances, net of
  repayments and collections ............................................           6,211           (210)            284
 Investment in equity securities ........................................         (30,222)       (52,708)        (13,509)
                                                                             ------------     ----------      ----------
    Net cash used in investing activities ...............................      (1,104,060)      (571,325)       (437,150)
                                                                             ------------     ----------      ----------
    Net increase (decrease) in cash and cash equivalents ................         261,724          1,006          (1,522)
Cash and cash equivalents at:
 Beginning of year ......................................................          43,732         42,726          44,248
                                                                             ------------     ----------      ----------
 End of year ............................................................    $    305,456     $   43,732      $   42,726
                                                                             ============     ==========      ==========

   The accompanying notes are an integral part of these financial statements

                             MEDITRUST CORPORATION


                          CONSOLIDATED BALANCE SHEETS


                                                                              December 31,
                                                                      -----------------------------
                                                                           1998            1997
(In thousands, except per share amounts)                              -------------   -------------
Assets
 Real estate investments, net .....................................    $5,067,217      $2,935,772
 Cash and cash equivalents ........................................       292,694          24,059
 Fees, interest and other receivables .............................        42,039          21,070
 Goodwill, net ....................................................       451,672         162,408
 Due from Meditrust Operating Company .............................            --          18,490
 Net assets of discontinued operations ............................       280,330              --
 Other assets, net ................................................       187,033          54,129
                                                                       ----------      ----------
    Total assets ..................................................    $6,320,985      $3,215,928
                                                                       ==========      ==========
Liabilities and Shareholders' Equity
 Indebtedness:
  Notes payable, net ..............................................    $1,155,837      $  900,594
  Convertible debentures, net .....................................       185,013         234,000
  Bank notes payable, net .........................................     1,831,336         179,527
  Bonds and mortgages payable, net ................................       129,536          63,317
                                                                       ----------      ----------
    Total indebtedness ............................................     3,301,722       1,377,438
                                                                       ----------      ----------
 Due to Meditrust Operating Company ...............................        29,169              --
 Accounts payable, accrued expenses and other liabilities .........       116,741          46,250
                                                                       ----------      ----------
    Total liabilities .............................................     3,447,632       1,423,688
                                                                       ----------      ----------
Commitments and contingencies                                                  --              --
Shareholders' equity:
 Series A Preferred Stock, $.10 par value; 6,000 shares authorized;
   700 shares issued and outstanding in 1998; stated liquidation
   preference of $250 per share....................................            70              --
 Common Stock, $.10 par value; 270,000 shares authorized; 150,631 and 89,433 shares issued and outstanding in 1998 and 1997,
   respectively ...................................................        15,063           8,943
 Additional paid-in-capital .......................................     3,820,436       1,985,229
 Treasury stock at cost 1,635 shares in 1998 ......................      (160,223)             --
  Unearned compensation ...........................................        (6,718)             --
  Accumulated other comprehensive income ..........................        16,971           3,569
 Distributions in excess of earnings ..............................      (799,118)       (192,373)
                                                                       ----------      ----------
                                                                        2,886,481       1,805,368
 Note receivable--Meditrust Operating Company .....................       (13,128)        (13,128)
                                                                       ----------      ----------
   Total shareholders' equity .....................................     2,873,353       1,792,240
                                                                       ----------      ----------
    Total liabilities and shareholders' equity ....................    $6,320,985      $3,215,928
                                                                       ==========      ==========

   The accompanying notes are an integral part of these financial statements

                             MEDITRUST CORPORATION


                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              For the year ended December 31,
                                                       ---------------------------------------------
                                                            1998            1997            1996
(In thousands, except per share amounts)               -------------   -------------   -------------
Revenue:
 Rental ............................................    $  191,874       $ 137,868       $ 109,119
 Interest ..........................................       152,486         151,122         144,905
 Rent from Meditrust Operating Company .............       125,706              --              --
 Interest from Meditrust Operating Company .........           712             129              --
 Royalty from Meditrust Operating Company ..........         6,326              --              --
 Hotel operating revenue ...........................         5,781              --              --
 Other .............................................        35,987              --              --
                                                        ----------       ---------       ---------
                                                           518,872         289,119         254,024
                                                        ----------       ---------       ---------
Expenses:
 Interest ..........................................       178,374          87,412          64,216
 Depreciation and amortization .....................        84,327          26,838          21,651
 Amortization of goodwill ..........................        12,505           2,214           1,556
 General and administrative ........................        19,371          10,111           8,625
 Hotel operations ..................................         1,063              --              --
 Rental property operations ........................        15,638             210              --
 Loss on sale of securities ........................         4,159              --              --
 Gain on sale of assets ............................       (52,642)             --              --
 Income from unconsolidated joint venture ..........          (906)             10              --
 Other .............................................        96,052              --              --
                                                        ----------       ---------       ---------
                                                           357,941         126,795          96,048
                                                        ----------       ---------       ---------
Income from continuing operations ..................       160,931         162,324         157,976
Discontinued operations:
 Income from operations, net .......................        14,635             688              --
 Loss on disposal of Santa Anita, net ..............       (82,953)             --              --
 Provision for loss on disposition of
  Cobblestone Golf Group, net ......................      (227,557)             --              --
                                                        ----------       ---------       ---------
Net income (loss) ..................................      (134,944)        163,012         157,976
Preferred stock dividends ..........................        (8,444)             --              --
                                                        ----------       ---------       ---------
Net income (loss) available to Common
 shareholders ......................................    $ (143,388)      $ 163,012       $ 157,976
                                                        ==========       =========       =========
Basic earnings per Common Share: ...................
 Income (loss) from continuing operations ..........    $     1.25       $    2.13       $    2.21
 Discontinued operations ...........................         (2.43)            .01              --
                                                        ----------       ---------       ---------
 Net income (loss) .................................    $    (1.18)      $    2.14       $    2.21
                                                        ==========       =========       =========
Diluted earnings per Common Share: .................
 Income (loss) from continuing operations ..........    $     1.20       $    2.11       $    2.20
 Discontinued operations ...........................         (2.33)            .01              --
                                                        ----------       ---------       ---------
 Net income (loss) .................................    $    (1.13)      $    2.12       $    2.20
                                                        ==========       =========       =========

   The accompanying notes are an integral part of these financial statements

                                    MEDITRUST CORPORATION
                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     For the Years Ended December 31, 1998, 1997 and 1996

                                         Shares of
                                         Beneficial
                                        Interest or
                                        Common Stock
                                  ------------------------
                                                                        Additional
                                                            Preferred     Paid-in    Treasury
                                   Shares       Amount        Stock       Capital      Stock
(In thousands)                    -------- --------------- ----------- ------------ ----------
Balance, December 31, 1995         61,494   $   1,192,612
Proceeds from issuance of
 shares of beneficial
 interest, net of offering
 costs of $16,316 ...............  11,055         296,484
Issuance of shares of
 beneficial interest for:
 Conversion of debentures,
  net of unamortized issue
  costs of $259 .................     644          15,707
 Employee compensation
  and stock options .............     524          13,123
Distributions paid ..............
Net income for the year
 ended December 31, 1996
Change in market value of
 equity investment in
 excess of cost .................
                                   ------      ----------   ----------  ---------   ----------
Balance, December 31, 1996         73,717       1,517,926
Distribution of MAC shares to
 Meditrust shareholders .........
Effect of merger with Santa
 Anita Realty ...................  13,671      (1,509,187)              $1,927,790
Issuance of shares of
 Common Stock for:
 Conversion of debentures,
  net of unamortized issue
  costs of $165 .................   1,589             159                   47,023
 Employee compensation
  and stock options .............     456              45                   10,416



                                              Accumulated
                                                 Other     Distributions
                                   Unearned     Compre-      in Excess       Note                    Comprehensive
                                    Compen-     hensive         of        Receivable                    Income
                                    sation      Income       Earnings      Operating      Total         (loss)
(In thousands)                    ---------- ------------ -------------- ------------ ------------- --------------
Balance, December 31, 1995                                  $ (130,857)                $1,061,755
Proceeds from issuance of
 shares of beneficial
 interest, net of offering
 costs of $16,316 ...............                                                         296,484
Issuance of shares of
 beneficial interest for:
 Conversion of debentures,
  net of unamortized issue
  costs of $259 .................                                                          15,707
 Employee compensation
  and stock options .............                                                          13,123
Distributions paid ..............                             (162,632)                  (162,632)
Net income for the year
 ended December 31, 1996                                       157,976                    157,976      $157,976
Change in market value of
 equity investment in
 excess of cost .................               $2,528                                      2,528         2,528
                                  ----------    ------        ---------  ----------    ----------      --------
Balance, December 31, 1996                       2,528        (135,513)                 1,384,941      $160,504
                                                                                                       ========
Distribution of MAC shares to
 Meditrust shareholders .........                              (43,662)                   (43,662)
Effect of merger with Santa
 Anita Realty ...................                                        $(13,128)        405,475
Issuance of shares of
 Common Stock for:
 Conversion of debentures,
  net of unamortized issue
  costs of $165 .................                                                          47,182
 Employee compensation
  and stock options .............                                                          10,461

                                  MEDITRUST CORPORATION
                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   For the Years Ended December 31, 1998, 1997 and 1996

                                     Shares of
                                    Beneficial
                                    Interest or
                                   Common Stock
                                 -----------------
                                                                Additional
                                                    Preferred     Paid-in      Treasury
                                  Shares   Amount     Stock       Capital        Stock
(In thousands)                   -------- -------- ----------- ------------ --------------
Distributions paid .............
Net income for the year
 ended December 31, 1997
Change in market value of
 equity investment in
 excess of cost ................
                                  ------  ------   ----------   ----------   ---------
Balance, December 31, 1997        89,433   8,943                1,985,229
Proceeds from issuance of
 Common Stock, net of
 offering costs of $5,769 ......   8,500     850                  265,425
Proceeds from issuance of
 Preferred Stock, net of
 offering costs of $6,334 ......                   $70            168,596
Purchase of treasury stock .....                                            $(160,223)
Effect of merger with
 Cobblestone ...................   8,177     818                  235,928
Effect of merger with La
 Quinta ........................  43,280   4,328                1,146,028
Issuance of restricted stock
 grants ........................     315      32                    6,921
Issuance of shares of
 Common Stock for:
 Conversion of debentures,
  net of unamortized issue
  costs of $1 ..................     284      28                    7,002
 Employee compensation
  and stock options ............     642      64                    5,307
Dividends paid .................
Property distribution ..........

                                               Accumulated
                                                  Other     Distributions
                                   Unearned      Compre-      in Excess       Note                    Comprehensive
                                    Compen-      hensive         of        Receivable                    Income
                                    sation       Income       Earnings      Operating      Total         (loss)
(In thousands)                   ------------ ------------ -------------- ------------ ------------- --------------
Distributions paid .............                              (176,210)                   (176,210)
Net income for the year
 ended December 31, 1997                                       163,012                     163,012      $163,012
Change in market value of
 equity investment in
 excess of cost ................                 1,041                                       1,041         1,041
                                    ----------   -----        --------    -------         --------      --------
Balance, December 31, 1997                       3,569        (192,373)   (13,128)       1,792,240      $164,053
                                                                                                        ========
Proceeds from issuance of
 Common Stock, net of
 offering costs of $5,769 ......                                                           266,275
Proceeds from issuance of
 Preferred Stock, net of
 offering costs of $6,334 ......                                                           168,666
Purchase of treasury stock .....                                                          (160,223)
Effect of merger with
 Cobblestone ...................                                                           236,746
Effect of merger with La
 Quinta ........................                                                         1,150,356
Issuance of restricted stock
 grants ........................ $(6,718)                                                      235
Issuance of shares of
 Common Stock for:
 Conversion of debentures,
  net of unamortized issue
  costs of $1 ..................                                                             7,030
 Employee compensation
  and stock options ............                                                             5,371
Dividends paid .................                              (438,639)                   (438,639)
Property distribution ..........                               (33,162)                    (33,162)

                              MEDITRUST CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1998, 1997 and 1996


                                                                Shares of
                                                                Beneficial
                                                               Interest or
                                                               Common Stock
                                                           --------------------
                                                                                             Additional
                                                                                 Preferred     Paid-in
                                                             Shares    Amount      Stock       Capital
(In thousands)                                             --------- ---------- ----------- ------------
Net loss for the year ended
 December 31, 1998 .......................................
Change in market value of
 equity investment in
 excess of cost ..........................................
Balance, December 31, 1998                                 150,631    $15,063       $70      $3,820,436
                                                           =======    =======       ===      ==========



                                                                                        Accumulated
                                                                                           Other     Distributions
                                                                            Unearned      Compre-      in Excess       Note
                                                              Treasury       Compen-      hensive         of        Receivable
                                                                Stock        sation       Income       Earnings      Operating
(In thousands)                                             -------------- ------------ ------------ -------------- ------------
Net loss for the year ended
 December 31, 1998 .......................................                                              (134,944)
Change in market value of
 equity investment in
 excess of cost ..........................................                                 13,402
                                                                                           ------
Balance, December 31, 1998                                   $ (160,223)    $ (6,718)     $16,971     $ (799,118)   $ (13,128)
                                                             ==========     ========      =======     ==========    =========



                                                                          Comprehensive
                                                                             Income
                                                               Total         (loss)
(In thousands)                                             ------------- --------------
Net loss for the year ended
 December 31, 1998 .......................................    (134,944)    $ (134,944)
Change in market value of
 equity investment in
 excess of cost ..........................................      13,402         13,402
                                                              --------     ----------
Balance, December 31, 1998                                  $2,873,353     $ (121,542)
                                                            ==========     ==========

    The accompanying notes are an integral part of the financial statements

                             MEDITRUST CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   For the year ended December 31,
                                                                            ----------------------------------------------
                                                                                 1998             1997            1996
(In thousands)                                                              --------------   -------------   -------------
Cash Flows from Operating Activities:
 Net income (loss) ......................................................    $   (134,944)    $  163,012      $  157,976
 Adjustments to reconcile net income (loss) to net cash
  provided by continuing operations
  Depreciation of real estate ...........................................          86,395         26,750          21,269
  Goodwill amortization .................................................          15,066          2,214           1,557
  Loss on sale of assets ................................................          34,470             --              --
  Shares issued for compensation ........................................             430          1,994           2,039
  Equity in income of joint venture, net of dividends received ..........             544             --              --
  Other depreciation, amortization and other items, net .................          15,749          1,367           1,211
  Other non cash expenses ...............................................         309,612             --              --
                                                                             ------------     ----------      ----------
Cash Flows from Operating Activities Available for Distribution .........         327,322        195,337         184,052
Net change in other assets and liabilities ..............................        (139,716)       (10,142)          4,499
                                                                             ------------     ----------      ----------
    Net cash provided by operating activities ...........................         187,606        185,195         188,551
                                                                             ------------     ----------      ----------
Cash Flows from Financing Activities: ...................................
 Proceeds from issuance of common and preferred stock ...................         447,044             --         312,800
 Purchase of treasury stock .............................................        (160,223)            --              --
 Proceeds from borrowings on bank notes payable .........................       2,445,000      1,078,000         476,000
 Repayment of bank notes payable ........................................        (767,000)      (512,015)       (370,000)
 Repayment of notes payable .............................................        (220,000)            --              --
 Equity offering and debt issuance costs ................................         (47,288)        (5,896)        (19,235)
 Intercompany lending, net ..............................................          26,385        (11,175)             --
 Repayment of convertible debentures ....................................         (43,152)            --              --
 Principal payments on bonds and mortgages payable ......................         (37,625)        (5,098)           (940)
 Distributions to shareholders ..........................................        (438,639)      (176,210)       (162,632)
 Proceeds from exercise of stock options ................................           4,939          9,092          11,084
                                                                             ------------     ----------      ----------
    Net cash provided by financing activities ...........................       1,209,441        376,698         247,077
                                                                             ------------     ----------      ----------
Cash Flows from Investing Activities:
 Acquisition of real estate and development funding .....................        (636,707)      (292,607)       (325,789)
 Investment in real estate mortgages and development funding ............        (222,524)      (299,861)       (265,084)
 Prepayment proceeds and principal payments received on real
  estate mortgages ......................................................         407,241         54,618         162,247
 Proceeds from sale of real estate ......................................         459,833          6,173           4,701
 Proceeds from sale of securities .......................................           3,606             --              --
 Payment of Santa Anita merger related costs ............................              --        (16,979)             --
 Cash acquired from Santa Anita merger ..................................              --         25,944              --
 Acquisition of Cobblestone .............................................        (178,523)            --              --
 Acquisition of La Quinta ...............................................        (956,054)            --              --
 Cash acquired from Cobblestone merger ..................................             723             --              --
 Cash acquired from La Quinta merger ....................................          18,004             --              --
 Working capital and notes receivable advances, net of
  repayments and collections ............................................           6,211           (134)            284
 Investment in MAC ......................................................              --        (43,662)             --
 Investment in equity securities ........................................         (30,222)       (14,052)        (13,509)
                                                                             ------------     ----------      ----------
    Net cash used in investing activities ...............................      (1,128,412)      (580,560)       (437,150)
                                                                             ------------     ----------      ----------
    Net increase (decrease) in cash and cash equivalents ................         268,635        (18,667)         (1,522)
Cash and cash equivalents at:
 Beginning of year ......................................................          24,059         42,726          44,248
                                                                             ------------     ----------      ----------
 End of year ............................................................    $    292,694     $   24,059      $   42,726
                                                                             ============     ==========      ==========

   The accompanying notes are an integral part of these financial statements

                          MEDITRUST OPERATING COMPANY


                          CONSOLIDATED BALANCE SHEETS


                                                                           December 31,
                                                                    ---------------------------
                                                                        1998           1997
(In thousands, except per share amounts)                            ------------   ------------
Assets
 Cash and cash equivalents ......................................    $  12,762       $ 19,673
 Fees, interest and other receivables ...........................       12,673          2,580
 Due from Meditrust Corporation .................................       46,874             --
 Other current assets, net ......................................       10,423          3,078
                                                                     ---------       --------
    Total current assets ........................................       82,732         25,331
 Investment in common stock of Meditrust Corporation ............       37,581         37,581
 Goodwill, net ..................................................       34,379         32,485
 Property, plant and equipment, less accumulated depreciation
  of $760 and 171, respectively .................................       30,895         10,529
 Artwork ........................................................           --         14,500
 Other non-current assets .......................................       12,603             --
                                                                     ---------       --------
    Total assets ................................................    $ 198,190       $120,426
                                                                     =========       ========
Liabilities and Shareholders' Equity
 Accounts payable ...............................................    $  18,349       $  9,981
 Accrued payroll and employee benefits ..........................       33,457          9,312
 Accrued expenses and other current liabilities .................       30,980          9,713
 Due to Meditrust Corporation ...................................           --         19,354
                                                                     ---------       --------
    Total current liabilities ...................................       82,786         48,360
 Note payable to Meditrust Corporation ..........................       13,128         13,128
 Deferred revenue ...............................................           --          1,349
 Other non-current liabilities ..................................        7,629            501
 Net liabilities of discontinued operations .....................       16,140             --
                                                                     ---------       --------
    Total liabilities ...........................................      119,683         63,338
                                                                     ---------       --------
Commitments and contingencies                                               --             --
Shareholders' equity:
 Common Stock, $.10 par value; 270,000 shares authorized; 149,326 and 88,128 shares issued and outstanding in 1998 and 1997,
  respectively ..................................................       14,933          8,813
 Additional paid-in-capital .....................................      109,001         49,739
 Treasury stock at cost, 1,635 shares in 1998 ...................       (3,103)            --
 Retained earnings (deficit) ....................................      (18,803)          (600)
                                                                     ---------       --------
                                                                       102,028         57,952
 Due from Meditrust Corporation .................................      (23,521)          (864)
                                                                     ---------       --------
   Total shareholders' equity ...................................       78,507         57,088
                                                                     ---------       --------
    Total liabilities and shareholders' equity ..................    $ 198,190       $120,426
                                                                     =========       ========

   The accompanying notes are an integral part of these financial statements

                          MEDITRUST OPERATING COMPANY


                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 For the       For the initial
                                                                               year ended       period ended
                                                                              December 31,      December 31,
                                                                                  1998              1997
(In thousands, except per share amounts)                                     --------------   ----------------
Revenue:
 Hotel ...................................................................     $ 252,642           $   --
 Interest ................................................................           607               48
                                                                               ---------           ------
                                                                                 253,249               48
                                                                               ---------           ------
Expenses:
 Hotel operations ........................................................       124,183               --
 Depreciation and amortization ...........................................         2,901               --
 Amortization of goodwill ................................................           760              135
 Interest and other ......................................................            84               --
 Interest to Meditrust Corporation .......................................           712              129
 General and administrative ..............................................         2,065              146
 Royalty to Meditrust Corporation ........................................         6,326               --
 Rent to Meditrust Corporation ...........................................       125,706               --
 Other ...................................................................        15,163               --
                                                                               ---------           ------
                                                                                 277,900              410
                                                                               ---------           ------
Loss from continuing operations before benefit for income taxes ..........       (24,651)            (362)
Income tax benefit .......................................................        (4,800)              --
                                                                               ---------           ------
Loss from continuing operations ..........................................       (19,851)            (362)
Discontinued operations:
 Loss from operations, net ...............................................        (3,914)            (238)
 Gain on disposal of Santa Anita, net ....................................        15,040               --
 Provision for loss on disposition of Cobblestone Golf Group, net ........        (9,478)              --
                                                                               ---------           ------
Net loss .................................................................     $ (18,203)          $ (600)
                                                                               =========           ======
Basic earnings per Common Share:
 Loss from continuing operations .........................................     $    (.16)          $ (.01)
 Discontinued operations .................................................           .01               --
                                                                               ---------           ------
 Net loss ................................................................     $    (.15)          $ (.01)
                                                                               =========           ======
Diluted earnings per Common Share:
 Loss from continuing operations .........................................     $    (.16)          $ (.01)
 Discontinued operations .................................................           .01               --
                                                                               ---------           ------
 Net loss ................................................................     $    (.15)          $ (.01)
                                                                               =========           ======

   The accompanying notes are an integral part of these financial statements

                          MEDITRUST OPERATING COMPANY


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Year Ended December 31,1998 and the Initial Period Ended December 31,
                                     1997



                                                     Shares of
                                                Beneficial Interest
                                                  or Common Stock
                                              ----------------------                               Due from
                                                                        Additional     Treasury    Meditrust   Retained
                                                Shares      Amount   Paid-in Capital     Stock    Corporation  Earnings     Total
(In thousands)                                ---------- ----------- ---------------- ---------- ------------ ----------- ---------
Proceeds from issuance of shares of
 beneficial interest .........................  74,161    $ 43,662                                                        $ 43,662
Effect of merger with Santa Anita Operating
 Company .....................................  12,366     (35,009)     $ 49,035                                            14,026
Issuance of shares of beneficial interest for:
 Employee compensation and stock
  options ....................................     175          17            36                   $    (53)                    --
 Conversion of debentures, net of
  unamortized issue costs of $3 ..............   1,426         143           668                       (811)                    --
Net loss for the initial period ended
 December 31, 1997 ...........................                                --                              $   (600)       (600)
                                               -------    --------      --------      -------      --------   --------    --------
Balance, December 31, 1997 ...................  88,128       8,813        49,739                       (864)      (600)     57,088
Proceeds from issuance of Common Stock,
 net of offering costs of $105 ...............   8,500         850         4,313                                             5,163
Purchase of treasury stock ...................                                        $(3,103)                              (3,103)
Effect of merger with Cobblestone ............   8,177         818         3,582                                             4,400
Effect of merger with La Quinta ..............  43,280       4,328        17,952                    (22,280)                    --
Issuance of restricted stock grants ..........     315          32           104                       (136)                    --
Issuance of shares of common stock for:
 Conversion of debentures ....................     284          28           108                       (136)                    --
 Employee compensation and stock
  options ....................................     642          64            41                       (105)                    --
Property contribution ........................                            33,162                                            33,162
Net loss for the year ended December 31,
 1998 ........................................                                                                 (18,203)    (18,203)
                                               -------    --------      --------      -------      --------   --------    --------
Balance, December 31, 1998 ................... 149,326    $ 14,933      $109,001      $(3,103)     $(23,521)  $(18,803)   $ 78,507
                                               =======    ========      ========      =======      ========   ========    ========

   The accompanying notes are an integral part of these financial statements

                          MEDITRUST OPERATING COMPANY


                     CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                           For the      For the initial
                                                                         year ended      period ended
                                                                        December 31,     December 31,
                                                                            1998             1997
(In thousands, except per share amounts)                                --------------   --------------
Cash Flows from Operating Activities:
 Net loss .............................................................   $(18,203)          $  (600)
 Goodwill amortization ................................................        760               135
 Gain on sale of assets ...............................................    (15,040)               --
 Shares issued for compensation .......................................          8                --
 Other depreciation and amortization ..................................      8,079               171
 Other items ..........................................................     16,452                --
 Net change in other assets and liabilities of discontinued operations      (6,852)               --
 Net change in other assets and liabilities ...........................      3,361              (489)
                                                                          --------           -------
    Net cash used in operating activities .............................    (11,435)             (783)
                                                                          --------           -------
Cash Flows from Financing Activities:
 Proceeds from issuance of stock ......................................      9,669            43,662
 Purchase of treasury stock ...........................................     (3,103)               --
 Equity offering costs ................................................       (105)               --
 Intercompany lending, net ............................................    (26,385)           11,175
 Proceeds from stock option exercises .................................         96                46
                                                                          --------           -------
    Net cash provided by (used in) financing activities ...............    (19,828)           54,883
                                                                          --------           -------
Cash Flows from Investing Activities:
 Capital improvements to real estate ..................................       (282)               --
 Proceeds from sale of assets .........................................     24,634                --
 Cash acquired from Santa Anita merger ................................         --             4,305
 Collection of receivables and repayment of working capital advances            --               (76)
 Investment in equity securities ......................................         --           (38,656)
                                                                          --------           -------
    Net cash provided by (used in) investing activities ...............     24,352           (34,427)
                                                                          --------           -------
    Net increase (decrease) in cash and cash equivalents ..............     (6,911)           19,673
Cash and cash equivalents at:
 Beginning of year or at inception ....................................     19,673                --
                                                                          --------           -------
 End of year ..........................................................   $ 12,762           $19,673
                                                                          ========           =======

   The accompanying notes are an integral part of these financial statements

1. Summary of Significant Accounting Policies

Business
     Meditrust Corporation ("Realty") and Meditrust Operating Company and subsidiaries ("Operating Company") (collectively the "Companies" or "The Meditrust Companies") are two separate companies, the stocks of which trade as a single unit under a stock pairing arrangement on the New York Stock Exchange.


     Realty is a self administered real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, and invests primarily in healthcare facilities and lodging facilities.

     The healthcare facilities include nursing homes, assisted living facilities, medical office buildings, rehabilitation hospitals and other healthcare related facilities. These facilities are located throughout the United States and are operated by regional and national healthcare providers. Realty also invests in an entity which invests in similar facilities abroad. The lodging facilities include hotels located in the western and southern regions of the United States.

     Realty leases each of its hotels to Operating Company, who is responsible for operating the hotels, or to other third party lessees (the "Lessees"). At December 31, 1998, Realty leased 286 of its hotel investments to Operating Company for a 5 year term, pursuant to separate participating leases providing for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Hotel Facility Leases").

     Operating Company is currently engaged in hotel operations previously conducted by La Quinta Inns, Inc. and its wholly owned subsidiaries and its unincorporated partnership and joint venture ("La Quinta") which lease the respective facilities and license the La Quinta tradename from Realty and its subsidiaries. La Quinta is a fully-integrated lodging company that focuses on the operation and development of hotels. As of December 31, 1998, La Quinta operated 290 hotels, with over 37,000 rooms located in the western and southern regions of the United States.

     On November 11, 1998, the Boards of Directors of Realty and Operating Company approved a comprehensive restructuring plan designed to strengthen the Companies' financial position and clarify their investment and operating strategy by focusing on the heathcare and lodging businesses. Significant components of the restructuring plan include selling more than $1,000,000,000 of non-strategic assets, including their portfolio of golf-related real estate and operating properties ("Cobblestone Golf Group"), the Santa Anita Racetrack and adjacent property, and approximately $550,000,000 of non-strategic healthcare properties.

Basis of Presentation and Consolidation
     Separate financial statements have been presented for Realty and for Operating Company. Combined Realty and Operating Company financial statements have been presented as The Meditrust Companies. All significant intercompany and inter-entity balances and transactions have been eliminated in combination. The Meditrust Companies and Realty use an unclassified balance sheet presentation.

     The consolidated financial statements of Realty and Operating Company include the accounts of the respective entity and its majority-owned partnerships after the elimination of all significant intercompany accounts and transactions.

     On July 17, 1998, the Companies acquired La Quinta and its related operations. This transaction was accounted for under the purchase method of accounting. Accordingly, the financial statements include, among other things, the results of operations and cash flows of La Quinta from July 17, 1998 through the date of the financial statements.

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

     The Companies' more significant accounting policies follow:

Real Estate Investments
     Land, buildings and improvements are stated at cost. Depreciation is provided for on a straight-line basis over 20 to 40 years, the expected useful lives of the buildings and major improvements. Hotel equipment, furniture and fixtures are recorded at cost. Depreciation is provided using the straight-line method over 3 to 15 years, the estimated useful lives of the related assets. Leasehold improvements are recorded at cost and depreciated over the shorter of the lease term or the estimated useful life.

     Expenditures which materially increase the property's life are capitalized. The cost of maintenance and repairs is charged to expense as incurred. When depreciable property is retired or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in current operations.

     Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For each asset not held for sale, the sum of expected future cash flows, undiscounted and without interest charges, of the asset is compared to the net book value of the asset. If the sum of expected future cash flows, undiscounted and without interest charges, is less than the net book value of the asset, the excess of the net book value over the estimated fair value is charged to current earnings. When an asset is identified by management as held for sale, the Companies discontinue depreciating the asset and the carrying value is reduced, if necessary to the estimated fair value less costs to sell. Fair value is determined based upon discounted cash flows of the assets at rates deemed reasonable for the type of property and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. A gain or loss is recorded to the extent the amounts ultimately received for the sale of assets differ from the adjusted book values of the assets. Gains and losses on sales of assets are recognized at the time the assets are sold provided there is reasonable assurance of the collectibility of the sales price and any future activities to be performed by the Companies relating to the assets sold are expected to be insignificant.

     Hotel construction in progress is carried at cost. All costs associated with, or allocable to, hotel construction are capitalized. All pre-opening and start-up costs are expensed as incurred.

     Loans are classified and accounted for as impaired loans when based on current information and events, it is probable that the Companies will be unable to collect all principal and interest due on the loan in accordance with the original contractual terms. Upon determination that an impairment has occurred, the amount of the impairment is recognized as a valuation allowance based upon an analysis of the net realizable value of the underlying property collateralizing the loan. Payments of interest on impaired loans received by the Companies are recorded as interest income provided the amount does not exceed that which would have been earned at the historical effective interest rate.

Capitalized Acquisition and Interest Costs
     Realty capitalizes pre-acquisition costs, development costs and other indirect costs. Additionally, Realty capitalizes the interest cost associated with developing new facilities. The amount capitalized is based upon a rate of interest which approximates the Companies' cost of financing.

Cash and Cash Equivalents
     Cash and cash equivalents consist of certificates of deposit and other investments with less than 90-day original maturities and are stated at cost which approximates fair market value.

Goodwill
     Goodwill represents the excess of cost over the fair value of assets acquired and is being amortized using the straight-line method over periods ranging from 10 to 40 years. The Companies assess the recoverability of goodwill whenever adverse events or changes in circumstances or business climate indicate that the expected future cash flows (undiscounted and without interest charges) for individual business segments may not be sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset, an impairment would be recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business segment. Expected cash flows would be discounted at a rate commensurate with the risk involved.

     Goodwill associated with the Santa Anita merger primarily relates to the value of the paired-share structure and, due to the permanent nature of the structure, is being amortized over a 40 year period. Accordingly, the goodwill recorded as part of the Santa Anita merger is expected to remain even though the Santa Anita Racetrack has been sold, as long as the Companies continue to utilize the paired share structure. Goodwill also includes amounts associated with the acquisition of La Quinta and Realty's previous investment advisor which are being amortized on a straight-line basis over 20 and 10 year periods, respectively.

Investments in Equity Securities
     Investments in equity securities have been classified as available-for-sale and recorded at current market value. The difference between market value and cost (unrealized holding gains and losses) is recorded in shareholders' equity. Gains and losses on sales of investments are calculated based on the specific identification method and are recognized at the time the investments are sold.

Intangible Assets
     Intangible assets, consisting of La Quinta's tradename, reservation system and assembled workforce, are included in other assets and are amortized on a straight-line basis using lives ranging from 3 to 20 years based on management's assessment of the fair value of the intangible assets. The Companies evaluate the carrying values of intangible assets in the same manner that they evaluate the carrying values of real estate assets.

Debt Issuance Costs
     Debt issuance costs have been deferred and are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related borrowings.

Deferred Revenue
     Realty's deferred revenue, which is a component of other liabilities, consists primarily of fees which are being amortized over the term of the related investment.

Self-Insurance Programs
     The hotel operation uses a paid loss retrospective insurance plan for general and auto liability and workers' compensation whereby the operation is effectively self-insured. Predetermined loss limits have been arranged with insurance companies to limit the per occurrence cash outlay.

     Hotel employees and their dependents are covered by a self-insurance program for major medical and hospitalization coverage which is partially funded by payroll deductions. Payments for major medical and hospitalization to individual participants below specified amounts are self-insured by the Companies.

Shareholders' Equity
     The outstanding shares of Realty's common stock and Operating Company's common stock are only transferable and tradable in combination as a paired unit consisting of one share of Realty's common stock and one share of Operating Company's common stock.

Realty's Revenue Recognition
     Realty's rental income from operating leases is recognized on a straight-line basis over the life of the respective lease agreements. Interest income on real estate mortgages is recognized on the accrual basis, which approximates the effective interest method.

Operating Company's Revenue and Seasonalilty
     Hotel revenues are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenues are recognized as earned.

     The hotel industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings. In addition, the opening of new construction hotels and or the timing of hotel acquisitions may cause variation of revenue from quarter to quarter.

Earnings Per Share
     The Companies have adopted Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("SFAS 128") for the year ended December 31, 1997. SFAS 128 specifies the computation, presentation and disclosure requirements for basic earnings per share and diluted earnings per share. Earnings per share disclosures for all periods presented have been calculated in accordance with requirements of SFAS 128. Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed based upon the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period presented. The diluted earnings per share computations also include options to purchase common stock which were outstanding during the period. The number of shares outstanding related to the options has been calculated by application of the "treasury stock" method. See
Note 17 for more detailed disclosure regarding the applicable numerators and denominators used in the earnings per share calculations.


Stock Based Compensation
     During 1996, the Companies adopted Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which provides companies an alternative to accounting for stock-based compensation as prescribed under Accounting Principles Board Opinion No. 25 ("APB 25"). SFAS 123 encourages, but does not require companies to recognize expense for stock-based awards based on their fair value at date of grant. SFAS 123 allows companies to follow existing accounting rules (intrinsic value method under APB
25) provided that pro-forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. The Companies have elected to adopt the disclosure requirements of SFAS 123, but will continue to account for stock-based compensation under APB 25.


Fair Value of Financial Instruments
     Management has estimated the fair value of its financial instruments using available market information and various valuation methodologies. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimated values for Realty and Operating Company as of December 31, 1998 and 1997 are not necessarily indicative of the amounts that could be realized in current market exchanges.


Income Taxes
     Realty has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and believes it has met all the requirements for qualification as such. Accordingly, Realty will not be subject to federal income taxes on amounts distributed to shareholders, provided it distributes annually at least 95% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Therefore, no provision for federal income taxes is believed necessary in the financial statements of Realty.

     Operating Company's income tax expense (benefit) is based on reported earnings before income taxes. Deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting and such amounts recognized for tax purposes which requires recognition of deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized.


Concentrations
     As of December 31, 1998, lodging facilities, all of which are operated by Operating Company, comprised approximately 49% of the Companies real estate investments. A private healthcare company and Sun Healthcare Group Inc., operate approximately 20% of the total real estate investments. The remainder of the Companies real estate investments is comprised of healthcare facilities.


     The lodging industry is highly competitive. Each hotel competes for guests primarily with other similar hotels in its vicinity. The Companies believe that brand recognition, location, quality of the hotel and services provided, and price are the principal competitive factors affecting their lodging investments.

Derivatives
     The Companies enter into interest rate swap agreements to manage interest rate exposure. The differential to be paid or received is accrued consistent with the terms of the agreements and market interest rates, and is recognized in interest expense over the term of the related debt using a method which approximates the effective interest method. The related amounts payable to or receivable from financial institutions are included in other liabilities or assets. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

Newly Issued Accounting Standards
     In 1998, the Companies adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for the reporting and display of comprehensive income and its components.

     In 1998, the Companies adopted Financial Accounting Standards Board Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Companies' reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 20).

     Financial Accounting Standards Board Statement No. 133: "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, although early application is encouraged. SFAS 133 requires that all derivative investments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and the type of hedge transaction. The Companies anticipate that due to their limited use of derivative instruments, the adoption of SFAS 133 will not have a material effect on the financial statements.

Reclassification
     Certain reclassifications have been made to the 1997 presentation to conform to the 1998 presentation.

2. Supplemental Cash Flow Information
     Details of the net change in other assets and liabilities for the Companies (excluding noncash items, deferred income recognized in excess of cash received, and changes in restricted cash and related liabilities) follow:



                                                                   For the year ended December 31,
                                                             --------------------------------------------
                                                                  1998            1997           1996
(In thousands)                                               -------------   -------------   ------------
Change in fees, interest and other receivables ...........    $   24,946       $ (10,581)      $ (6,956)
Change in other assets ...................................        (6,544)         (1,657)        (2,834)
Change in accrued expenses and other liabilities .........      (143,278)          1,607         14,289
                                                              ----------       ---------       --------
                                                              $ (124,876)      $ (10,631)      $  4,499
                                                              ==========       =========       ========

     Details of interest and income taxes paid and non-cash investing and financing transactions follow:


The Meditrust Companies:



                                                                       For the year ended December 31,
                                                                 -------------------------------------------
                                                                      1998           1997           1996
(In thousands)                                                   -------------   ------------   ------------
Interest paid during the period ..............................   $ 166,452        $  75,936      $  56,666
Interest capitalized during the period .......................      13,480            4,627          3,711
Non-cash investing and financing transactions:
 Value of real estate acquired:
 Land, land improvements and buildings .......................      11,493                          36,486
 Retirements and write-offs of project costs .................     (20,651)
 Accumulated depreciation of buildings sold ..................      33,161                             389
 Increase (reduction) in real estate mortgages net of
  participation reduction ....................................     (31,483)             256        (29,642)
 Change in market value of equity securities in
  excess of cost .............................................      13,402            1,041          2,528
 Value of shares issued for conversion of debentures .........       7,167           48,161         15,966
In connection with the Cobblestone merger:
 Fair value of assets acquired ...............................     302,713
 Excess purchase consideration over estimated fair
  market value of assets acquired ............................     152,031
 Liabilities assumed .........................................     (35,769)
 Cash, net ...................................................    (177,800)
 Value of the issuance of Paired Common Shares ...............     241,175
In connection with the La Quinta merger:
 Fair value of assets acquired ...............................   2,660,188
 Excess purchase consideration over estimated fair
  market value of assets acquired ............................     301,977
 Liabilities assumed .........................................    (851,479)
 Cash, net ...................................................    (938,050)
 Value of the issuance of Paired Common Shares ...............   1,172,636
In connection with the Santa Anita merger:
 Fair value of assets acquired ...............................                      234,375
 Excess purchase consideration over estimated fair
  market value of assets acquired ............................                      176,922
 Liabilities assumed .........................................                      (46,490)
 Value of the issuance of Paired Common Shares ...............                      395,056

                            Meditrust Corporation:



                                                                       For the year ended December 31,
                                                                 -------------------------------------------
                                                                      1998           1997           1996
(In thousands)                                                   -------------   ------------   ------------
Interest paid during the period ..............................   $ 166,181        $  75,936      $  56,666
Interest capitalized during the period .......................      13,480            4,627          3,711
Non-cash investing and financing transactions:
 Value of real estate acquired: ..............................
 Land, land improvements and buildings .......................      11,493                          36,486
 Retirements and write-offs of project costs .................     (20,651)
 Accumulated depreciation of buildings sold ..................      33,161                             389
 Increase (reduction) in real estate mortgages net of
  participation reduction ....................................     (31,483)             256        (29,642)
 Change in market value of equity securities in
  excess of cost .............................................      13,402            1,041          2,528
 Value of shares issued for conversion of debentures .........       7,031           47,347         15,966
 Property distribution .......................................     (33,162)
 Stock dividend of MAC shares ................................                       43,662
In connection with the Cobblestone merger:
 Fair value of assets acquired ...............................     272,463
 Excess purchase consideration over estimated fair
  market value of assets acquired ............................     152,031
 Liabilities assumed .........................................      (9,919)
 Cash, net ...................................................    (177,800)
 Value of the issuance of common shares ......................     236,775
In connection with the La Quinta merger:
 Fair value of assets acquired ...............................   2,426,339
 Excess purchase consideration over estimated fair
  market value of assets acquired ............................     301,977
 Liabilities assumed .........................................    (639,910)
 Cash, net ...................................................    (938,050)
 Value of the issuance of common shares ......................   1,150,356
In connection with the Santa Anita merger:
 Fair value of assets acquired ...............................                      252,626
 Excess purchase consideration over estimated fair
  market value of assets acquired ............................                      148,735
 Liabilities assumed .........................................                      (21,830)
 Value of the issuance of common shares ......................                      405,475

                         Meditrust Operating Company:



                                                                         For the       For the initial
                                                                       year ended       period ended
                                                                      December 31,      December 31,
                                                                     --------------   ----------------
                                                                          1998              1997
(In thousands)                                                       --------------   ----------------
Interest paid during the period ..................................   $    324         $    --
Non-cash investing and financing transactions:
 Value of shares issued for conversion of debentures .............   136              814
 Property contribution ...........................................   33,162
In connection with the Cobblestone merger:
 Fair value of assets acquired ...................................   30,250
 Liabilities assumed .............................................    (25,850)
 Value of the issuance of common shares ..........................   4,400
In connection with the La Quinta merger:
 Fair value of assets acquired ...................................   233,849
 Liabilities assumed .............................................   (211,569)
 Value of the issuance of common shares ..........................   22,280
In connection with the Santa Anita merger:
 Fair value of assets acquired ...................................                    19,322
 Excess purchase consideration over estimated fair market value of
  assets acquired ................................................                    28,187
 Liabilities assumed .............................................                    (24,660)
 Value of the issuance of common shares ..........................                    27,154

3. La Quinta Merger
     On July 17, 1998, Realty completed its merger with La Quinta (the "La Quinta Merger") whereby La Quinta merged with and into Realty, with Realty as the surviving corporation.

     Upon the closing of the La Quinta Merger, each share of common stock of La Quinta was converted into the right to receive 0.736 paired common shares, reduced by the amount to be received in an earnings and profits distribution. Approximately 43,280,000 paired common shares, with an aggregate market value of approximately $1,172,636,000, and approximately $956,054,000 in cash were exchanged in order to consummate the La Quinta Merger. In addition, approximately $851,479,000 of La Quinta's debt and associated costs were assumed. In accordance with the La Quinta Merger Agreement, on September 10, 1998, the Companies made a special distribution of profits inherited in the merger of approximately $128,618,000.

     As a result of plans contemplated at the time of the La Quinta Merger, management is committed to relocate certain functions of the La Quinta corporate headquarters, including marketing, legal, development, human resources, finance and executive, to Dallas, Texas from San Antonio, Texas. The accounting, information systems and reservation functions of La Quinta will remain in San Antonio. It is anticipated that the relocation will be completed by the end of the third quarter of 1999 and will affect approximately 100 employees. A provision for the estimated cost of relocation of approximately $10,100,000, including certain lease termination costs, severance and related employment costs, and office and employee relocation costs, has been included in the acquisition costs as liabilities assumed. Management has finalized the employee relocation plan and located appropriate office space in the Dallas area. Subsequent adjustments to management's estimate of the costs associated with the planned relocation will be made as an adjustment to goodwill.

     The operations of La Quinta are included in the combined and consolidated financial statements since consummation of the La Quinta Merger. The total consideration paid in connection with the La Quinta Merger was approximately $2,980,169,000. The excess of the purchase price, including costs of the La Quinta Merger, over the fair value of the net assets acquired approximated $301,977,000, and is being amortized over 20 years.

     The following unaudited pro forma condensed combined consolidated results of operations of Realty and Operating Company have been prepared as if the La Quinta Merger had occurred on January 1, 1997:



                                                            For the year ended December
                                                                        31,
                                                            ---------------------------
                                                                 1998          1997
(Unaudited in thousands, except per share amounts)          ------------- -------------
Revenue ................................................... $923,813      $791,607
Net income from continuing operations ..................... 151,837       172,661
Basic earnings per paired common share ....................     1.20          1.27
Weighted average paired common shares outstanding ......... 144,111       119,350

     The pro forma condensed combined consolidated results for the year ended December 31, 1998 include approximately $111,215,000 of other expenses related to nonrecurring write-offs, provisions and restructuring charges further described in Note 12, a $4,159,000 realized loss on the sale of securities and a $52,642,000 realized gain on the sale of assets.

     The pro forma condensed combined consolidated results do not purport to be indicative of results that would have occurred had the La Quinta Merger been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

4. Other Mergers
     On May 29, 1998, Realty completed its merger with Cobblestone Holdings, Inc. ("Cobblestone") pursuant to an Agreement and Plan of Merger dated as of January 11, 1998, as amended by a First Amendment thereto dated as of March 16, 1998 (as amended, the "Cobblestone Merger Agreement"). Cobblestone was engaged in the ownership, leasing, operation and management of 27 golf courses and related facilities. Under the terms of the Cobblestone Merger Agreement, Cobblestone merged with and into Realty, with Realty as the surviving corporation (the "Cobblestone Merger"). Upon the closing of the Cobblestone Merger, each share of common stock of Cobblestone was converted into the right to receive 3.867 paired common shares and each share of preferred stock of Cobblestone was converted into the right to receive .2953 paired common shares. The total number of paired common shares issued in connection with the Cobblestone Merger was approximately 8,177,000, with an aggregate market value of approximately $230,000,000, plus the issuance of approximately 452,000 options valued at $10,863,000. In addition, Realty advanced monies in order for Cobblestone to satisfy approximately $170,000,000 of its long-term debt and associated costs. Accordingly, the operations of Cobblestone are included in the combined and consolidated financial statements since consummation of the Cobblestone Merger. The total consideration paid in connection with the Cobblestone Merger was approximately $455,467,000. The excess of the purchase price, including costs associated with the merger, over the fair value of the net assets acquired approximated $152,000,000.

     On November 5, 1997, Meditrust merged into Santa Anita Realty Enterprises, Inc. and Meditrust Acquisition Company ("MAC") merged into Santa Anita Operating Company (collectively, "The Santa Anita Merger"). Santa Anita Realty Enterprises, Inc. changed its corporate name to "Meditrust Corporation," and Santa Anita Operating Company changed its corporate name to "Meditrust Operating Company". The Santa Anita Merger was accounted for as a reverse acquisition whereby Meditrust and MAC were treated as the acquirers for accounting purposes. The operations of Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company are included in the combined and consolidated financial statements since the Santa Anita Merger date. The aggregate purchase price of approximately $412,000,000, which includes costs of the Santa Anita Merger, has been allocated among the assets of the Santa Anita Companies, based on their respective fair market values. The excess of the purchase price, including costs of the Santa Anita Merger, over the fair value of the net assets acquired approximated $196,000,000 and is being amortized over forty years.

5. Discontinued Operations
     On November 11, 1998, the Boards of Directors of Realty and Operating Company approved a comprehensive restructuring plan. Significant components of the restructuring plan include the sale of Cobblestone Golf Group, which consists of 43 golf properties and related operations, and the Santa Anita Racetrack and adjacent property. Accordingly, operating results for Cobblestone Golf Group and the Santa Anita Racetrack have been reclassified and reported as discontinued operations.

     On December 10, 1998, the Companies sold certain assets, leases, and licenses used in connection with the horseracing business conducted at Santa Anita Racetrack and recorded a loss on sale of $67,913,000.


     The Companies recorded a provision for loss on the disposition of Cobblestone Golf Group of approximately $237,035,000, which included estimated income taxes of $56,848,000, as of December 31, 1998 based upon the estimated proceeds to be realized upon sale. At December 31, 1998, the net assets subject to sale totaled $305,416,000 and have been classified as net assets of discontinued operations on the combined consolidated balance sheet. On February 11, 1999, the Companies signed a definitive agreement to sell the Cobblestone Golf Group (see Note 20).


     Operating results, for the nine months ended September 30, 1998, (exclusive of any corporate charges or interest expense) of discontinued golf and racetrack operations are as follows:



                        Cobblestone
                        Golf Group     Santa Anita       Total
(In thousands)         ------------   -------------   ----------
Revenue ............      $43,278        $55,421       $98,699
Net income .........        1,963          8,758        10,721

     Revenue and net income from the measurement date of September 30, 1998 through December 31, 1998 are as follows:



                        Cobblestone
                        Golf Group     Santa Anita       Total
(In thousands)         ------------   -------------   ----------
Revenue ............      $28,849         $7,741       $36,590
Net income .........        1,763            132         1,895

6. Real Estate Investments
     The following is a summary of real estate investments:



                                                                          December 31,
                                                                  -----------------------------
                                                                       1998            1997
(In thousands)                                                    -------------   -------------
Land ..........................................................   $  475,376      $  249,852
Buildings and improvements, net of accumulated depreciation and
 other provisions of $186,594 and $124,582 ....................    3,381,392       1,223,255
Real estate mortgages and loans receivable, net of a valuation allowance of $18,991 and $0 at December 31, 1998 and 1997,
 respectively .................................................    1,197,634       1,432,825
Investment in unconsolidated joint venture, net of accumulated
 depreciation of $250 .........................................           --          29,840
Assets held for sale, net of accumulated depreciation and other
 provisions of $41,562 ........................................       32,334              --
                                                                  ----------      ----------
                                                                  $5,086,736      $2,935,772
                                                                  ==========      ==========

     During 1998, Realty acquired 15 assisted living facilities and 23 medical office buildings for $276,075,000. Realty also acquired 16 golf facilities for $121,976,000. In addition, during the year ended December 31, 1998, Realty provided net funding of $54,467,000 for the construction of 17 assisted living facilities and two golf facilities, and also provided $1,820,000 for an addition to a long-term care facility already in the portfolio. Realty and Operating Company also provided net funding of $182,369,000 and $282,000, respectively, for ongoing construction of facilities it currently owns which were in the portfolio prior to 1998 or for construction and capital improvements to hotels and golf courses acquired in the mergers with Cobblestone and La Quinta.


     Also during the year ended December 31, 1998, Realty provided permanent mortgage financing of $76,260,000 for two long-term care facilities, one medical office building and for a 135 acre development stage property. Realty also provided $2,945,000 in additions to permanent mortgages already in the portfolio.

     Realty commenced new development funding of $33,061,000 relating to two long-term care facilities and one medical office building. Realty also provided $110,258,000 for ongoing construction of mortgaged facilities already in the portfolio.

     As a result of the merger with Cobblestone, Realty acquired 21 golf facilities and leasehold interests in four golf facilities and recorded them at appraised values of $224,434,000 and $23,641,000, respectively. Since these courses, as well as the 18 courses noted above, are components of Cobblestone Golf Group, they are included as net assets of discontinued operations as of December 31, 1998.

     Realty also acquired 280 operating hotels, 23 hotels under construction and land held for development and recorded them at appraised values of $2,503,264,000 as a result of the La Quinta Merger.

     During the year ended, December 31, 1998, Realty distributed $19,423,000 in real estate assets to Operating Company as part of a property distribution.

     During the year ended December 31, 1998, Realty received net proceeds of $320,135,000 from the sale of one long-term care facility, 32 assisted living facilities and nine rehabilitation facilities. Realty realized a net gain on these sales of $52,096,000. Realty also received net proceeds of $39,843,000 from the sale of a 50% ownership in a joint venture holding a fashion mall, as well as the land on which the fashion mall is located. A net gain of $546,000 was realized on the sale. In connection with the disposition of the racetrack operations, Realty received net proceeds of $99,855,000 from the sale of the Santa Anita Racetrack and adjacent land held for development. A net loss on the sale of $77,838,000 was realized and is included in the loss on disposal of discontinued operations. In connection with these sales, $1,909,000 in lease breakage fees were received and have been included as other income in the consolidated statements of income.

     During the year ended December 31, 1998, Realty received principal payments of $407,241,000 on real estate mortgages. Included in this amount were $212,032,000 prepayments of mortgage investments for which prepayment fees and make-whole gains of $34,078,000 were recognized and have been classified as other income in the consolidated statements of income.

     At December 31, 1998, Realty was committed to provide additional financing of approximately $161,000,000 relating to one medical office building, five long-term care facilities, 11 assisted living facilities and 13 hotel facilities currently under construction as well as additions to existing facilities in the portfolio.

     Realty had entered into transactions with entities in which the Companies' Former Chairman and Chief Executive Officer owned or was expected to own a controlling equity interest or a minority interest. As of December 31, 1998, Realty had funded $287,335,000 related to these transactions. During 1998 and 1997, Realty recognized interest income of $19,199,000 and $16,490,000 and rental income of $1,492,000 and $5,174,000 from investments with these entities, respectively. All of the terms and conditions of such transactions were subject to approval by the independent Directors of Realty. On August 3, 1998, the Companies' former Chairman resigned as Chairman and as a Director of Realty, and as Chief Executive Officer and Treasurer of Operating Company (see
Note 14).

     Minority interests in partnerships relating to Realty's investments in two rehabilitation facilities (seven facilities at December 31, 1997) were $669,000 and $2,071,000 as of December 31, 1998 and 1997, respectively, and are included in accrued expenses and other liabilities in the consolidated financial statements. Realty has a 94% equity interest in these partnerships. Also included in accrued expenses and other liabilities at December 31, 1998 is $3,019,000 which represents amounts payable to the minority interests in five rehabilitation facilities sold in 1998.

     Realty has investments in certain hotel facilities, which are held by an unincorporated partnership and a joint venture. Realty has a 60% and 50% interest in each of these investments, respectively. These investments total $7,337,000 at December 31, 1998, and partner's equity in the partnership and joint venture of approximately $6,125,000 are also included in accrued expenses and other liabilities in the consolidated financial statements.

7. Other Assets
     Other assets include primarily La Quinta intangible assets, investments in equity securities classified as available-for-sale, furniture, fixtures and equipment, and other receivables.

     The investment in equity securities includes approximately 26,606,000 shares of Nursing Home Properties Plc, a property investment group which specializes in the financing, through sale leaseback transactions, of nursing homes located in the United Kingdom. These shares were acquired at various dates between July, 1996 and August, 1998 for an aggregate cost of $57,204,000. At December 31, 1998, the market value of this investment was $66,591,000. The difference between market value and cost, $9,387,000, is included in shareholders' equity in the accompanying balance sheet. The investment in equity securities also includes 331,000 shares of stock and warrants to purchase 1,006,000 shares of stock in Balanced Care Corporation, a healthcare operator. This investment has a market value of $8,688,000 at December 31, 1998. The difference between market value and cost, $7,584,000, is included in shareholders' equity in the accompanying balance sheet.

     La Quinta's intangible assets consist of its tradename, reservation system, and assembled workforce with net book values at December 31, 1998, of $95,866,000, $4,293,000 and $7,943,000, respectively, which were acquired as a result of the La Quinta Merger.

     Realty provides for a valuation allowance against its assets on a periodic basis. As of December 31, 1998 and 1997 the valuation allowance provided against other assets aggregated approximately $500,000 and $8,992,000, respectively.

8. Shares of Beneficial Interest/Common Shares
     Cash flows from operating activities available for distribution differ from net income primarily due to depreciation and amortization, as well as other noncash expenses. Distributions in excess of earnings, as reflected on Realty's and the Companies' consolidated balance sheets, are primarily a result of an accumulation of this difference. All shares participate equally in distributions and in net assets available for distribution to shareholders on liquidation or termination of Realty. The Directors of Realty have the authority to effect certain share redemptions or prohibit the transfer of shares under certain circumstances.

     Total distributions to shareholders during the years ended December 31, 1998, 1997, and 1996 included a return of capital per share of 4.1%, 31.7%, and 5.25%, respectively. The 1998 and 1996 distributions also include long-term capital gain distributions of 30.2% and .23% per share, respectively. The 1998 distribution also includes unrecaptured Internal Revenue Code Section 1250 depreciation from real property of 6.3% per share.

     During 1998, Realty issued 7,000,000 depository shares of Meditrust Corporation. Each depository share represents one-tenth of a share of 9% Series A Cumulative Redeemable Preferred Stock (the "Preferred Stock") with a par value of $.10 per share. Net proceeds from this issuance were approximately $168,666,000 and were primarily used to repay existing indebtedness. Total distributions to preferred shareholders during the year ended December 31, 1998 included long term capital gain distributions of 31.4% per share and unrecaptured Internal Revenue Code Section 1250 depreciation from real property of 6.6% per share. On and after June 17, 2003, the Preferred Stock may be redeemed for cash at the option of Realty, in whole or from time to time in part, at a redemption price of $250 per share, plus accrued and unpaid dividends, if any, to the redemption date.

     The following classes of Preferred Stock, Excess Stock and Series Common Stock are authorized as of December 31, 1998; no shares were issued or outstanding at December 31, 1998 and 1997:

     Meditrust Operating Company Preferred Stock $.10 par value; 6,000,000 shares authorized;

     Meditrust Corporation Excess Stock $.10 par value; 25,000,000 shares authorized;

     Meditrust Operating Company Excess Stock $.10 par value; 25,000,000 shares authorized;

     Meditrust Corporation Series Common Stock $.10 par value; 30,000,000 shares authorized;

     Meditrust Operating Company Series Common Stock $.10 par value; 30,000,000 shares authorized.

9. Fair Value of Financial Instruments
     Fair value estimates are subjective in nature and are dependent on a number of significant assumptions associated with each financial instrument or group of financial instruments. Because of a variety of permitted calculations and assumptions regarding estimates of future cash flows, risks, discount rates and relevant comparable market information, reasonable comparisons of the Companies' fair value information with other companies cannot necessarily be made.


     The following methods and assumptions were used for real estate mortgages and long term indebtedness to estimate the fair value of financial instruments for which it is practicable to estimate value:


     The fair value of real estate mortgages has been estimated by discounting future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of real estate mortgages amounted to approximately $1,177,368,000 and $1,429,077,000 as of December 31, 1998 and 1997,
respectively. The carrying value of these mortgages is $1,197,634,000 and $1,432,825,000 as of December 31, 1998 and 1997, respectively.


     The quoted market price for the Companies' publicly traded convertible debentures and rates currently available to the Companies for debt with similar terms and remaining maturities were used to estimate fair value of existing debt. The fair value of the Companies' indebtedness amounted to approximately $3,293,946,000 and $1,434,412,000 as of December 31, 1998 and 1997,
respectively. The carrying value of these convertible debentures and other debt is $3,307,947,000 and $1,377,438,000 as of December 31, 1998 and 1997,
respectively.


     The fair value of the interest rate swap is based on quoted market prices and approximated $11,323,000 at December 31, 1998.


10. Indebtedness
     Indebtedness at December 31, 1997 and 1998 is as follows:



                                                                         1998          1997
(In thousands, except per share amounts)                             -----------   -----------
Notes payable, net:
 Principal payments aggregating $118,500 due from August 1999 to
   August 2015, bearing interest at rates between 7.25% and
   8.625% ........................................................   $117,950      $117,804
 Principal payments aggregating $125,000 due in July 2000, bearing
   interest at 7.375% ............................................    124,508       124,370
 Principal payments aggregating $80,000 due in July 2001, bearing
   interest at 7.6% ..............................................     79,685        79,464
 Principal payments aggregating $50,000 due in October 2001,
   bearing interest at 7.11% .....................................     50,000            --
 Principal payments aggregating $100,000 due in August 2002,
   bearing interest at LIBOR plus .45% ...........................         --        99,322
 Principal payments aggregating $100,000 due in March 2004,
   bearing interest at 7.25% .....................................    100,880            --
 Principal payments aggregating $100,000 due in September 2005,
   bearing interest at 7.40% .....................................     99,936            --
 Principal payments aggregating $50,000 due in February 2007,
   bearing interest at 7.27% .....................................     50,000            --
 Principal payments aggregating $160,000 due in August 2007,
   bearing interest at 7% ........................................    157,316       157,003
 Principal payments aggregating $50,000 due in April 2008, bearing
   interest at 7.33% .............................................     50,000            --
 Principal payments aggregating $150,000 due in August 2011,
   bearing interest at 7.114% ....................................    148,947       148,759

                                                                                 1998            1997
(In thousands, except per share amounts)                                     ------------   -------------
 Principal payments aggregating $175,000 due in September 2026,
   (redeemable September 2003 at the option of the note holder),
   bearing interest at 7.82% .............................................      174,115        173,872
 Other ...................................................................        2,500             --
                                                                                -------        -------
                                                                              1,155,837        900,594
                                                                              ---------        -------
Convertible debentures, net:
 7% interest, convertible at $25.487 per share, due March 1998............           --          5,037
 6-7/8% interest, convertible at $30.896 per share, due November
   1998 ..................................................................           --         43,553
 8.54% interest, convertible at $27.15 per share, due July 2000...........       41,999         41,749
 7-1/2% interest, convertible at $30.11 per share, due March 2001 ........       89,406         88,951
 9% interest, convertible at $22.47 per share, due January 2002 ..........        2,351          3,741
 8.56% interest, convertible at $27.15 per share, due July 2002...........       51,257         50,969
                                                                              ---------        -------
                                                                                185,013        234,000
                                                                              ---------        -------
Bank notes payable, net:

 Revolving credit agreement expiring September 23, 1999 ..................           --        179,527
 Revolving credit agreement expiring July 17, 2001 .......................      594,625             --
 Term loans, due July 17, 1999 ...........................................      743,398             --
 Term loan, due July 17, 2001 ............................................      493,313             --
                                                                              ---------        -------
                                                                              1,831,336        179,527
                                                                              ---------        -------
Bonds and mortgages payable, net:

 Mortgage notes, interest ranging from 7.9% to 12.2%, monthly principal and interest payments ranging from $7 to $78 and maturing from February 1998 through March 2033, collateralized
   by thirteen facilities ................................................           --         59,962
 Mortgage notes, interest ranging from 7.72% to 12.75%, monthly principal and interest payments ranging from $4 to $78 and maturing from February 1999 through March 2033, collateralized
   by ten facilities .....................................................       44,186             --
 Manatee County, Florida Industrial Revenue Bonds, Series 1983,
   annual principal payments ranging from $80 to $90 due in 1999 through 2000, $345 due in December 2003, and $2,770 due in
   December 2013, interest ranging from 13.0% to 13.5%,
   collateralized by one facility ........................................        3,285          3,355
 Mortgage loans maturing July 2000 through November 2001, 8.67%
   weighted average effective interest rate ..............................       48,292             --
 Industrial development revenue bonds, maturing July 1999 through
   February 2012, 3.53% weighted average effective interest rate .........       33,773             --
                                                                              ---------        -------
                                                                                129,536         63,317
                                                                              ---------        -------
                                                                             $3,301,722     $1,377,438
                                                                             ==========     ==========

     The notes payable, convertible debentures, bank notes payable, bonds and mortgages payable are presented net of unamortized debt issuance costs of $33,535,000 and $10,610,000 at December 31, 1998 and 1997, respectively.
Amortization expense associated with the debt issuance costs amounted to $12,264,000, $2,692,000 and $2,636,000 for the years ended December 31, 1998,
1997 and 1996, respectively, and is reflected in interest expense.

     Notes Payable

     On August 7, 1997, Realty completed the sale of $160,000,000 of 7% notes due August 15, 2007. Realty also completed the sale of $100,000,000 Remarketed Reset Notes due August 15, 2002 bearing interest at LIBOR plus .45%. Such interest is subject to reset quarterly during the first year of the loan. Subsequent to the first year of the loan, the character and duration of the interest rate will be determined periodically by Realty and the underwriter. On August 17, 1998 Realty redeemed the $100,000,000 Remarketed Reset Notes at par value.

     During 1997, Realty completed the sale of $150,000,000 of 7.114% notes due August 15, 2011. The notes were sold to a trust from which exercisable put option securities due August 15, 2004, each representing a fractional undivided beneficial interest in the trust, were issued. The trust has entered a call option pursuant to which the callholder has the right to purchase the notes from the trust on August 15, 2004 at par value. The trust also has a put option, which it is required to exercise if the callholder does not exercise the call option, pursuant to which Realty must repurchase the notes at par value on August 15, 2004. A portion of the net proceeds from the sale of the notes described above was used to repay the outstanding balance on the unsecured revolving line of credit and other unsecured short-term borrowings.

     In conjunction with the La Quinta Merger on July 17, 1998, Realty assumed La Quinta's notes payable, which approximated $473,000,000. In September 1998, Realty redeemed $120,000,000, 9.25% senior unsecured subordinated notes originally due 2003.


     Convertible Debentures

     The 7% debentures issued in February 1993 matured in March 1998. During 1998, prior to maturity, $5,027,000 of debentures were converted into 197,251 paired common shares. The remaining principal was repaid at maturity. During the year ended December 31, 1997, $3,095,000 of debentures were converted into 111,306 paired common shares.

     The 67/8% debentures issued in November 1993 matured in November 1998. During 1998, prior to maturity, $665,000 of debentures were converted into 21,521 paired common shares. The remaining principal was repaid at maturity. During the year ended December 31, 1997, $42,433,000 of debentures were converted into 1,373,394 paired common shares.

     The 8.54% debentures issued in July 1995 are subject to redemption by the Companies at 100% of the principal amount plus accrued interest. During the year ended December 31, 1997, $1,000,000 of debentures were converted into 36,830 paired common shares.

     The 71/2% debentures issued in March 1994 are subject to redemption by the Companies at 100% of the principal amount plus accrued interest. During the years ended December 31, 1998 and 1997, $65,000 and $443,000 of debentures were converted into 2,158 and 14,706 paired common shares, respectively.

     The 9% convertible debentures issued in April 1992 are subject to redemption by the Companies at 100% of the principal amount plus accrued interest. During the years ended December 31, 1998 and 1997, $1,410,000 and $1,190,000 of debentures were converted into 62,746 and 52,949 paired common shares, respectively.

     The 8.56% debentures issued in July 1995 are subject to redemption by the Companies at 100% of the principal amount plus accrued interest to the extent necessary to preserve Realty's status as a REIT.


     Bank Notes Payable

     On July 17, 1998, Realty entered into a new credit agreement (the "New Credit Agreement") which provides Realty with up to $2,250,000,000 in credit facilities, replacing Realty's existing $365,000,000 revolving credit facilities. The New Credit Agreement provides for borrowings in four separate tranches (each a "Tranche"): Tranche A, a $1,000,000,000 revolving loan, amounts of which if repaid may be reborrowed, which matures July 17, 2001; Tranche B, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 1999 with a $250,000,000 mandatory principal payment on April 17, 1999; Tranche C, a term loan in the amount of $250,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 1999 with a six month extension option;

and Tranche D, a term loan in the amount of $500,000,000, amounts of which if repaid may not be reborrowed, which matures July 17, 2001. Borrowings under the New Credit Agreement include LIBOR, base rate and money market borrowings. Pricing on the loan commitments, lines and letters of credit under the New Credit Agreement varies according to the pricing level commensurate with the credit quality of Realty. Events of default under the New Credit Agreement include, among other things, failure to pay any principal or reimbursement obligation when due, failure to meet any of the covenants of the New Credit Agreement, failure of the representations and warranties to be true in any material respect, and default under other debt instruments of the Companies or their subsidiaries. The New Credit Agreement includes covenants with respect to maintaining certain financial benchmarks, limitations on the types and percentage of investments in certain business lines, limitations on dividends of Realty and Operating Company, and other restrictions. In addition, Operating Company is a guarantor of all of the obligations of Realty under the New Credit Agreement.

     On November 23, 1998, Realty amended its New Credit Agreement to provide for Realty's settlement of a portion of its forward equity issuance transaction, the amendment of certain financial covenants to accommodate asset sales, to exclude the impact of non-recurring charges in certain covenant calculations, and to provide for future operating flexibility. The amendment also provided for an increase to the LIBOR pricing of the credit facility by approximately 125 basis points, and the pledge of stock of the Companies' subsidiaries. This pledge of subsidiary stock will also extend on a pro rata basis to entitled bondholders. Realty also agreed to a 25 basis point increase to the LIBOR pricing in the event that an equity offering of at least $100,000,000 had not been issued by February 1, 1999. On February 1, 1999 this increase went into effect.

     Of the $1,000,000,000 revolving loan, $353,000,000 was available at December 31, 1998, bearing interest at the base rate (8.25%) or LIBOR plus 2.625% (7.98% at December 31, 1998).

     During July 1998, Realty entered into an interest rate swap agreement to reduce the impact of fluctuating interest rates on $1,250,000,000 of its New Credit Agreement. Realty agreed with the counterparty to exchange, on a monthly basis, the difference between Realty's fixed pay rate and the counterparty's variable pay rate of one month LIBOR. During the period from July to December, 1998, Realty paid a fixed rate of approximately 5.7% and received an average variable rate of approximately 5.5%. Differentials in the swapped amounts are recorded as adjustments to interest expense of Realty. Total interest expense related to the swap agreement was approximately $995,000 for the period from July to December 1998.

     At December 31, 1997, Realty had unsecured revolving lines of credit expiring September 23, 1999 in the amount of $365,000,000, of which $181,000,000 was available, bearing interest at approximately 6.8%. In July 1998, these revolving lines were refinanced with the New Credit Agreement.

     Bonds and Mortgages Payable

     Realty is obligated by agreements relating to sixteen issues of Industrial Revenue Bonds ("IRBs"), in an aggregate amount of $32,370,000, to purchase the bonds at face value prior to maturity under certain circumstances. The bonds have floating interest rates which are indexed periodically. Bondholders may, when the rate is changed, put the bonds to the designated remarketing agent. If the remarketing agent is unable to resell the bonds, it may draw upon an irrevocable letter of credit which secures the IRBs. In such event, Realty would be required to repay the funds drawn on the letters of credit within 24 months. As of December 31, 1998, no draws had been made upon any such letters of credit. The schedule of annual maturities shown below includes these IRBs as if they will not be subject to repayment prior to maturity. Assuming all bonds under such IRB arrangements are presented for payment prior to December 31, 1999 and the remarketing agents are unable to resell such bonds, the maturities of long-term debt shown below would increase by $8,835,000 for the year ending December 31, 2001.

     The aggregate maturities of notes payable, convertible debentures, bank notes payable and bonds and mortgages payable, for the five years subsequent to December 31, 1998, are as follows:



                           (In thousands)
  1999 ................      $  778,784
  2000 ................         219,422
  2001 ................       1,356,639
  2002 ................          92,659
  2003 ................         207,301
  Thereafter ..........         646,917
                             ----------
                             $3,301,722
                             ==========

11. Forward Equity Issuance Transaction
     On February 26, 1998, the Companies entered into transactions (the "Forward Equity Issuance Transaction" or "FEIT") with Merrill Lynch International, a UK-based broker/dealer subsidiary of Merrill Lynch & Co., Inc. (collectively with its agent and successor in interest, "MLI"). Pursuant to the terms of a Stock Purchase Agreement, MLI purchased 8,500,000 shares of Series A Non-Voting Convertible Common Stock par value $.10 per share from each of the Companies at a purchase price of $32.625 per share (collectively with the paired common shares the shares of Series A non-voting convertible common stock are convertible into, the "Notional Shares"). The Series A Non-Voting Convertible Common Stock converted on a one to one basis to paired common stock of the Companies on June 18, 1998. Total proceeds from the issuance were approximately $277,000,000 (the "Initial Reference Amount"). Net proceeds from the issuance were approximately $272,000,000, and were used by the Companies to repay existing indebtedness. The Companies and MLI also entered into a Purchase Price Adjustment Agreement under which the Companies would, within one year from the date of MLI's purchase, on a periodic basis, adjust the purchase price based on the market price of the paired common stock at the time of any interim or final adjustments, so as to provide MLI with a guaranteed return of LIBOR plus 75 basis points (the "Return"). The paired common shares issued receive the same dividend as the Companies' paired common stock; however, the difference between LIBOR plus 75 basis points and the dividend payments received by MLI will be included as an additional adjustments under the Purchase Price Adjustment Agreement. Such adjustments were to be effected by deliveries of additional paired common shares to, or, receipts of paired common shares from, MLI. In the event that the market price for the paired shares is not high enough to provide MLI with the Return, the Companies would have to deliver additional paired shares to MLI, which would have a dilutive effect on the capital stock of the Companies. This dilutive effect increases significantly as the market price of the paired shares declines further below the original purchase price. Moreover, settlement of the FEIT transaction, whether at maturity or at an earlier date, may force the Companies to issue paired shares at a depressed price, which may heighten this dilutive effect on the capital stock of the Companies. Prior to the settlement, MLI shall hold any paired common shares delivered by the Companies under the Purchase Price Adjustment Agreement in a collateral account (the "Collateral Shares"). Under the adjustment mechanism, the Companies delivered approximately 9,700,000 Collateral Shares in 1998, all of which were returned to the Companies when the Companies settled in cash a portion of the adjustment transaction in December 1998.


     The FEIT has been accounted for as an equity transaction with the Notional Shares treated as outstanding from their date of issuance until the respective date of repurchase, if any, for both basic and diluted earnings per share purposes. For diluted earnings per share purposes, at the end of each quarterly period, the then outstanding Reference Amount (as defined herein) is divided by the quoted market price of a paired common share, and the excess, if applicable, of that number of paired common shares over the Notional Shares (the "Contingent Shares") is added to the denominator. Contingent shares are included in the calculation of year to date diluted earnings per share weighted for the interim periods in which they were included in the computation of diluted earnings per share.


     The "Reference Amount" equals the Initial Reference Amount plus the Return and net of any cash distributions on the Notional Shares or any other cash paid or otherwise delivered to MLI under the FEIT.

     Payments that reduce the Reference Amount in effect satisfy all necessary conditions for physically settling that portion of the Reference Amount and are accounted for in a manner similar to a treasury stock transaction. Therefore, payments that reduce the Reference Amount are divided by the quoted market price of a paired common share on the date of payment. The calculated number is then multiplied by the fractional number of days in the period prior to the payment date and the resulting number of paired common shares is included in the calculation of diluted earnings per share for the period.

     On November 11, 1998, the Companies entered into an agreement with MLI to amend the FEIT. Under the agreement, Realty agreed to grant a mortgage of the Santa Anita Racetrack to MLI and repurchase from MLI approximately 50% of the FEIT with cash generated in part from the sale of certain assets, including the Santa Anita Racetrack. Merrill Lynch agreed, subject to the terms of the settlement agreement, not to sell any shares of the existing FEIT until February 26, 1999. In December 1998, the Companies paid Merrill Lynch $152 million ($127 million of which was from the sale of certain assets including the Santa Anita Racetrack) for the repurchase of 1,635,000 Notional Shares and the release of 9,700,000 Collateral Shares. At December 31, 1998 the Notional Shares outstanding were reduced to approximately 6,865,000 paired common shares and there were no Contingent Shares issuable.


12. Other Expenses:
     During the three months ended March 31, 1998, the Companies pursued a strategy of diversifying into new business lines including lodging and golf. Consistent with this strategy, Realty commenced a reevaluation of its intentions with respect to certain existing healthcare real estate facilities and other assets. This process included review of the valuation of facilities in the portfolio, including those with deteriorating performance, and other assets and receivables that were unrelated to its historical primary business. As a result of this on-going analysis Realty identified assets which would be held for sale and recorded provisions to adjust the carrying value of certain facilities, other assets and receivables and a valuation reserve for certain mortgage loans receivable. Following the quarter ended March 31, 1998 one facility was sold and certain other assets and receivables were written off.

     On July 22, 1998, the President signed into law the Internal Revenue Service Restructuring and Reform Act of 1998 (the "Reform Act"), which limits the Companies' ability to continue to grow through use of the paired share structure. While the Companies' use of the paired share structure in connection with the Cobblestone Merger and the La Quinta Merger was "grandfathered" under the Reform Act, the ability to continue to use the paired share structure to acquire additional real estate and operating businesses conducted with the real estate assets (including the golf and lodging industries) was substantially limited. In addition, during the summer of 1998, the debt and equity capital markets available to REITs deteriorated, thus limiting the Companies' access to cost-efficient capital.

     As a result of these events, the Companies commenced a strategic evaluation of their business which included an extensive review of their healthcare properties and mortgage loan portfolio, an analysis of the impact of the Reform Act, the Companies' limited ability to access the capital markets, and the operating strategy of the Companies' existing businesses. The analysis culminated in the development of a comprehensive restructuring plan, which was announced on November 12, 1998, which included the sale of approximately $550 million of non-strategic healthcare assets.

     Based upon the analysis described above, other expenses were recorded for the year ended December 31, 1998, as follows:


Asset related:                                                               (In thousands)
 Provision for assets held for sale ......................................   $33,218
 Provision for real estate assets ........................................    14,700
 Provision for loss on real estate mortgage and loans receivable .........    16,036
 Provision for loss on working capital and other receivables .............    16,400
                                                                             -------
 Subtotal ................................................................    80,354
Comprehensive restructuring plan:
 Employee severance ......................................................     7,149
 Write-off of capitalized pre-development costs ..........................     8,720

                                                   (In thousands)
 External consulting fees ......................     11,882
                                                   --------
 Subtotal ......................................     27,751
Other
 Costs of transactions not consummated .........      3,110
                                                   --------
 Total .........................................   $111,215
                                                   ========

     As a result of continued deteriorating performance at five healthcare facilities, management committed to a plan to sell these facilities as soon as practicable. As of December 31, 1998, Realty had recorded a provision, net of one facility that was sold prior to the end of the year, of $33,218,000 to reduce the carrying value of these facilities to estimated fair value less expected costs of sale. Management expects that the remaining assets will be disposed of during 1999.

     As part of the review of the healthcare portfolio, management identified four properties where recent events or changes in circumstances, including physical plant and licensure issues, indicated that the carrying value of the assets may not be recoverable. Management determined that the estimated undiscounted future cash flows for these assets was below the carrying value and, accordingly, Realty reduced the carrying value of these assets by $14,700,000 to estimated fair value.

     Management also identified one mortgage loan collateralized by a rehabilitation facility where continued eroding margins and an expiring guarantee indicated that the Companies will likely not be able to collect all amounts due according to the contractual terms of the loan agreement. Accordingly, the Companies provided a loan loss for this asset of approximately $8,000,000. In addition, Realty has also provided for the establishment of an additional $8,036,000 mortgage loan valuation allowance primarily in response to the implementation of new government reimbursement regulations impacting many of its operators during the second half of 1998.

     Realty also held working capital and other receivables that were unrelated to its historical primary business of healthcare financing. Management determined that certain of these accounts were uncollectible and protracted collection efforts for these assets would be an inefficient use of its resources and therefore recorded provisions of approximately $16,400,000 and then wrote off these assets.

     Pursuant to its comprehensive restructuring plan, the Companies announced plans to refocus their capital investment program by reducing healthcare investments and ceasing development of any new hotels other than the completion of those Inns and Suites currently under construction. Accordingly, the Companies recorded non recurring costs of $8,720,000 for the write-off of certain previously capitalized costs associated with lodging development, and $7,149,000 for severance related costs attributable to workforce reductions of 87 employees at the Companies' lodging and healthcare divisions.

     The Companies have also recorded $11,882,000 in costs incurred for various consultants engaged to assist in the development and implementation of the comprehensive restructuring plan.

     The Companies also incurred approximately $3,110,000 in costs related to the evaluation of certain acquisition targets, which the Companies are no longer pursuing.

     The total amount of the comprehensive restructuring plan charges that were unpaid at December 31, 1998 was $16,518,000.

13. Lease Commitments

     Healthcare

     Realty's healthcare related land and facilities are generally leased pursuant to non-cancelable, fixed-term operating leases expiring from 1999 to 2012. The leases ordinarily provide multiple, five-year renewal options and the right of first refusal or the option to purchase the facilities at the greater of the fair market value or Realty's investment at the end of the initial term of the lease or at various times during the lease.

     The healthcare related lessees are required to pay aggregate base rent during the lease term and applicable debt service payments as well as percentage, supplemental and additional rent (as defined in the lease agreements). The majority of the healthcare related leases are triple net which generally requires the lessees to pay all taxes, insurance, maintenance and other operating costs of the land and facilities.


     Future minimum rents, expected to be received by Realty during the initial term of the healthcare related leases for the years subsequent to December 31, 1998, are as follows:



Year                                (In thousands)
  1999 .........................       $146,993
  2000 .........................        143,400
  2001 .........................        137,809
  2002 .........................        133,559
  2003 .........................        131,919
  2004 and thereafter ..........        433,138

     Lodging


     The Participating Hotel Facility Leases between Realty and Operating Company are generally long-term and provide for quarterly base or minimum rents plus contingent or percentage rents based on quarterly gross revenue thresholds for each hotel facility. Operating Company is generally responsible for paying all operating expenses of the hotel facilities while Realty is responsible for costs attributable to real estate taxes and insurance. The leases are accounted for as operating leases. Total rental expense paid by Operating Company to Realty under such leases was approximately $125,706,000 for the year ended December 31, 1998 of which approximately $29,494,000 was contingent rent.


     Realty's future minimum rents at December 31, 1998 receivable from Operating Company under non-cancelable Participating Hotel Facility Leases for the years ending December 31, are as follows:



Year                 (In thousands)
  1999 ..........       $224,589
  2000 ..........        227,036
  2001 ..........        227,036
  2002 ..........        227,036
  2003 ..........        113,518

     Realty also leases restaurants it owns to third parties. These leases are accounted for as operating leases and expire over a period from 1999 to 2018 and provide for minimum rentals and contingent rentals based on a percentage of annual sales in excess of stipulated amounts. Total restaurant rental income for 1998 was $3,382,000, which consisted of $2,812,000 minimum rent and $570,000 of contingent rent.


     Realty's future minimum rents at December 31, 1998 to be received under non-cancelable operating restaurant leases for the years ending December 31 are as follows:



Year                                (In thousands)
  1999 .........................       $ 6,050
  2000 .........................         5,646
  2001 .........................         5,015
  2002 .........................         4,305
  2003 .........................         3,404
  2004 and thereafter ..........        13,238

     Realty is also committed to third parties for certain ground lease arrangements which contain contingent rent provisions based upon revenues and also certain renewal options at fair market value at the conclusion of the initial lease terms. The leases extend for varying periods through 2014. Future minimum rental payments required under operating ground leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 1998 follow:



Year                                (In thousands)
  1999 .........................        $  364
  2000 .........................           356
  2001 .........................           356
  2002 .........................           294
  2003 .........................           272
  2004 and thereafter ..........         1,337

     Total rent for ground leases was $297,000 for 1998.


     Operating Company leases certain non-hotel, real estate and equipment for the hotels' operations under various lease agreements. The leases extend for varying periods through 2003 and generally are for a fixed amount each month. Total rent expense for operating leases was approximately $1,561,000 for the period from July 17, 1998 to December 31, 1998.


     Operating Company's future minimum rents at December 31, 1998 payable under non-hotel non-cancelable operating leases for the years ending December 31 are as follows (in thousands):



Year                                (In thousands)
  1999 .........................        $3,033
  2000 .........................         2,800
  2001 .........................         2,220
  2002 .........................         1,977
  2003 .........................         1,787
  2004 and thereafter ..........           298

14. Contingencies


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


     The parties have negotiated and entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation" or "Settlement"), dated on or about October 8, 1998, which contains the terms of settlement of the Action. On October 8, 1998, the Texas Court entered an Order Re:
Preliminary Approval ("Order") which, among other things, (i) preliminarily approved the Settlement; (ii) conditionally approved the Settlement Class;
(iii) approved the Notice of Pendency and Settlement of Class Action for mailing to the Settlement Class; and (iv) scheduled a Settlement Hearing. On November 9, 1998, the Texas Court entered an amended Order which set the date for the Settlement Hearing to January 19, 1999. The Texas Court has the right to change the date of the Settlement Hearing without further notice to the Settlement Class. The Settlement is contingent upon Final Court Approval of the Settlement (as defined in the Stipulation). At the Settlement Hearing, the parties will ask the Texas Court to enter a Final Judgment which will, among other things, (i) finally approve the Settlement; (ii) declare that the Action and the Settled Claims (as defined in the Stipulation) are finally and fully compromised and settled; (iii) deem that the Representative Plaintiffs, the Settlement Class and the Settlement Class Members have fully, finally and forever settled and released any and all Settled Claims against the Released Parties (as defined in the Stipulation); and (iv) dismiss the Action on the merits and with prejudice. Pursuant to the settlement, La Quinta on February 22, 1999, paid the class plaintiffs attorney's fees totaling $700,000 which were awarded by the Texas court.

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

     There is an exception for improvements placed in service before January 1, 2004 pursuant to a binding contract in effect on December 31, 1999 and at all times thereafter. This restriction on property improvements applies to the properties acquired from La Quinta and Cobblestone, as well as all other properties owned by the Companies, and limits the ability of the Companies to improve or change the use of those properties after December 31, 1999. The Companies are considering various steps which they might take in order to minimize the effect of the Reform Act. As part of their restructuring plan announced in November 1998, the Companies intend to operate their healthcare and lodging business using the paired share structure until the healthcare spin-off takes place. Restructuring the operations of Realty and Operating Company, however, to comply with the legislation may cause the Companies to incur substantial tax liabilities, to recognize an impairment loss on their goodwill asset or otherwise adversely affect the Companies.

     Other Events

     On August 3, 1998, Abraham D. Gosman resigned his position as Director and Chairman of the Boards of Directors of the Companies and Chief Executive Officer and Treasurer of Operating Company. In connection with his resignation, Mr. Gosman is seeking severance payments and the Companies are evaluating whether certain severance or other payments should be made to Mr. Gosman. As part of this evaluation, the Companies are considering the applicability of Mr. Gosman's employment contract and whether such severance or other payments are appropriate. The results of the Companies' evaluation are currently uncertain and depending upon the results of this evaluation and the results of ongoing discussions with Mr. Gosman, Mr. Gosman may initiate litigation against the Companies.

     The ultimate outcome of this matter is not predictable and management is not able to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of this matter. It is possible that an unfavorable outcome of this matter could have a material adverse effect on the Companies' results of operations in a particular quarter or annual period. However, the Companies believe any such claim, even if materially adverse to the Companies' results of operations, should not have a material adverse effect on the Companies' financial position.

15. Stock Option and Benefit Plans
     The Meditrust Corporation Amended and Restated 1995 Share Award Plan (the "Meditrust Corporation Plan") provides that the maximum number of common shares (the "Meditrust Corporation Shares") that may be issued under the plan shall not exceed the sum of 3,616,741 plus an amount equal to 5% of the Meditrust Corporation Shares outstanding from time to time. The Meditrust Operating Company Amended and Restated 1995 Share Award Plan (the "Meditrust Operating Plan" and together with the Meditrust Corporation Plan, the "Plans") provides that the maximum number of common shares (the "Meditrust Operating Shares") that may be issued under the plan shall not exceed an amount equal to 5% of the Meditrust Operating Shares outstanding from time to time.

     Under each of the Plans, the maximum number of options and stock appreciation rights that may be granted to an eligible person during any one year period shall not exceed 450,000 subject to certain adjustments. Also under each of the Plans, awards are to be issued either as Options, Dividend Equivalents, Stock Appreciation Rights, Restricted Stock Awards, Performance Share Awards or Stock Bonuses (each, an "Award"). At December 31, 1998, under the Meditrust Corporation Plan and the Meditrust Operating Plan, 9,387,000 and 5,334,000 shares, respectively, were available for future grant.

     Each Award expires on such date as determined by management and the Compensation Committee of the Board of Directors (the "Committee"), but in the case of options or other rights to acquire paired common shares, not later than 10 years after the date of the Award. Options granted under each of the Plans vest according to a schedule determined by the Committee. The Committee may authorize the deferral of any payment of cash or issuance of paired common shares under each of the Plans at the election and request of a participant. Up to 4,000,000 shares are available under each of the Plans to be issued as incentive stock options. Directors, officers, employees and individual consultants, advisors or agents who render or who have rendered bona fide services to the corporation are eligible to participate in the plan for such corporation.

     The Committee is provided discretion to accelerate or extend the exercisability or vesting of any or all such outstanding Awards within the maximum 10 year period, including in the event of retirement, death or termination of employment. Options outstanding at December 31, 1998 expire in 2001 through 2008.

     Under each of the Meditrust Corporation Plan and the Meditrust Operating Plan, a like number of shares of the Meditrust Corporation Shares or Meditrust Operating Shares, as the case may be, shall be purchased from the other corporation or arrangements shall be made with such other corporation for the simultaneous issuance by the other corporation of the same number of common shares as the number of common shares issued in connection with an Award. Under each of the Plans, the option price shall not be less than the par value of the Meditrust Corporation Shares and the Meditrust Operating Shares subject to the Award. In the event of a "change in control," as defined in each of the Plans, all options outstanding will become fully vested.

     During 1998, 315,000 restricted shares of the Companies' stock were issued to key employees under the Plans. Restrictions generally limit the sale or transfer of shares during a restricted period, not exceeding eight years. Participants vest in the amounts granted on the earliest of eight years after the date of issuance, upon achieving the performance goals as defined, or as the Boards of Directors may determine.

     Unearned compensation was charged for the market value of the restricted shares on the date of grant and is being amortized over the restricted period. The unamortized unearned compensation value is shown as a reduction of shareholders' equity in the accompanying consolidated and combined balance sheets.

     The Companies apply APB 25 and related Interpretations in accounting for these Plans. Accordingly, no compensation cost has been recognized for the fixed stock option plans.

     Options to purchase 864,000 Meditrust Corporation Shares and 168,000 Meditrust Operating Shares were exercisable as of December 31, 1998.

     Had compensation cost for the Companies' stock option-based compensation plans been determined based on the fair value at the grant dates for Awards under those plans consistent with the method pursuant to SFAS 123, the Companies' net income and earnings per share would have been reduced to the pro forma amounts indicated below:



                                                      For the year ended December 31,
                                               ----------------------------------------------
                                                    1998             1997            1996
(In thousands, except per share amounts)       --------------   -------------   -------------
Net income (loss) available to paired common
 shareholders:
 As reported ...............................     $ (161,591)      $ 162,412       $ 157,976
 Pro forma* ................................       (162,120)        160,586         157,209
Earnings (loss) per paired common share:
 Basic as reported .........................     $    (1.34)      $    2.14       $    2.21
 Diluted as reported .......................          (1.29)           2.12            2.20
 Basic pro forma* ..........................          (1.35)           2.11            2.20
 Diluted pro forma* ........................          (1.29)           2.09            2.19

* The pro forma effect of compensation costs determined using the fair value based method are not indicative of future amounts when the new method will apply to all outstanding vested and non-vested Awards.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively. Dividend yield of 14.1, 7.9 and 8.2 percent, and expected volatility of 33, 16 and 16 percent for each year, respectively. Risk-free interest rates of 4.4 percent in 1998, and ranging from 5.9 to 6.7 percent in 1997, and 5.9 to 6.6 percent for 1996; and an expected life of four years for each grant.

A summary of the Companies' stock option activity and related information follows:



                                                     For the year ended December 31,
                                -------------------------------------------------------------------------
                                          1998                      1997                    1996
                                ------------------------   ----------------------   ---------------------
                                               Weighted                 Weighted                 Weighted
                                                Average                  Average                 Average
                                   Shares      Exercise      Shares     Exercise      Shares     Exercise
                                  (000's)        Price      (000's)       Price      (000's)      Price
Fixed options                   -----------   ----------   ---------   ----------   ---------   ---------
Outstanding at
 beginning of year ..........       3,811       $   30       1,171       $   25       1,593      $   24
Granted .....................       2,934           13       2,639           33
Options from merger .........         452            4         288           17         127          27
Exercised ...................        (611)           8        (272)          24        (477)         25
Forfeited ...................      (1,564)          31         (15)          25         (72)         27
                                   ------       ------       -----       ------       -----      ------
Outstanding at
 end of year ................       5,022       $   20       3,811       $   30       1,171      $   25
                                   ------       ------       -----       ------       -----      ------
Options exercisable
 at year end ................       1,032                    1,225                      509
                                   ------                    -----                    -----
Weighted average fair
 value of options granted
 during the year ............                   $ 1.44                   $ 2.71                  $ 2.52
                                                ------                   ------                  ------

     The weighted-average exercise price equals the weighted-average grant date fair value as all options were granted at fair market value on the date of grant.


     The following table summarizes information about fixed stock options outstanding at December 31, 1998:



                                        Options Outstanding                 Options Exercisable
                           --------------------------------------------- -------------------------
                                              Weighted        Weighted                   Weighted
                               Number          Average         Average       Number      Average
                            Outstanding       Remaining       Exercise    Exercisable    Exercise
                            at 12/31/98   Contractual Life      Price     at 12/31/98     Price
Range of exercise prices   ------------- ------------------ ------------ ------------- -----------
$21.85....................    18,872             2.81       $  21.85        18,872     $  21.85
$27.46....................     8,813             5.70         27.46          8,813       27.46
$25.07-$25.17.............   401,743             6.22         25.08        401,743       25.08
$24.97-$29.44.............    84,327             7.53         27.53         84,327       27.53
$30.58-$36.46............. 1,407,678             8.61         32.80        350,266       32.80
$12.625-$29...............   150,600             4.82         17.90        150,600       17.90
$3.95-$4.42...............    17,364             8.47          4.20         17,364        4.20
$13.44.................... 2,933,500             9.95         13.44
                           ---------             ----       --------     ---------     -  -----
                           5,022,897             9.04       $  20.19     1,031,985     $  26.49
                           =========             ====       ========     =========     ========

     Retirement and Other Benefits


     Realty entered into a non-qualified Trustee Retirement Plan (the "Plan") during 1996. The Plan provides eligible Trustees defined retirement benefits based on Trustee fees and years of service. At December 31, 1998 and 1997, the present value of the accumulated benefit obligation was $1,802,000 and $1,616,000, respectively. Retirement expense, including prior amortization cost and a current provision for the Plan, totaled $1,214,000, $346,000 and $350,000 in the accompanying income statements for 1998, 1997 and 1996, respectively.


     On December 10, 1998, the Board of Directors of Meditrust Corporation voted to accept the recommendations of the Compensation Committee to make a payment, pursuant to the Meditrust Corporation Plan, of unrestricted stock of The Meditrust Companies to certain Directors that previously qualified under the Meditrust Trustee Retirement Plan, in an amount equal to the present value of each individual's accumulated benefit.

     During 1995, Realty entered into a Split-Dollar Life Insurance Agreement with a trust established by the then Chairman and Chief Executive Officer, pursuant to which Realty has agreed to advance policy premiums on life insurance policies paying a death benefit to the trust. Realty is entitled to reimbursement of the amounts advanced, without interest, which right is collateralized by an assignment of the life insurance policies and a personal guarantee of the former Chairman in the amount of the excess, if any, of the premiums paid by Realty over the cash surrender value of the insurance policies.

     The Companies have savings plans which qualify under Section 401(K) of the Internal Revenue Code under which eligible employees are entitled to participate up to a specified annual maximum contribution level. The Companies match a portion of such contributions which amounted to $320,000, $106,000 and $90,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

     The La Quinta Retirement Plan is a defined benefit pension plan covering all La Quinta employees. Benefits accruing under this plan are determined according to a career average benefit formula which is integrated with Social Security benefits. For each year of service as a participant in this plan, an employee accrues a benefit equal to one percent of his or her annual compensation plus .65 percent of compensation in excess of the Social Security covered compensation amount. The Companies' funding policy for this plan is to annually contribute the minimum amount required by federal law.

     The following table sets forth the funded status and amounts recognized in the Companies' combined financial statements for the La Quinta Retirement Plan at December 31, 1998:



                                                                              (In thousands)
Actuarial present value of benefit obligations:
 Accumulated benefit obligation, including vested benefits of $12,836 ....      $ (14,952)
                                                                                =========
 Projected benefit obligation for services rendered to date ..............      $ (18,802)
 Plan assets at fair value, primarily marketable securities ..............         19,020
                                                                                ---------
 Projected plan assets in excess of benefit obligation ...................            218
 Unrecognized net gain from past experiences different from those assumed          (1,281)
 Prior service costs .....................................................         (1,122)
                                                                                ---------
 Accrued pension costs ...................................................      $  (2,185)
                                                                                =========

     The assumptions used in the calculations shown above were:



                                                               1998
                                                         ----------------
Discount rate ........................................          6.75%
Expected long-term rate of return on assets ..........          8.00%
Rate of increase in compensation levels ..............    5.00%--6.00%

     The net periodic pension cost for the La Quinta Retirement Plan was approximately $1,100,000 for the period July 18, 1998 to December 31, 1998. The net periodic pension cost for the La Quinta Retirement Plan included the following components for the year ended December 31, 1998:



                                                               (In thousands)
Service cost (benefits earned during the period) ..........      $  1,960
Interest cost on projected benefit obligation .............         1,218
Actual return on plan assets ..............................        (3,087)
Net amortization and deferral .............................           186
Net deferred asset gain ...................................         1,879
                                                                 --------
Net periodic pension cost .................................      $  2,156
                                                                 ========

     Effective January 1, 1999, the Companies converted their existing retirement plan to a cash balance pension plan. Existing accrued benefits under the existing retirement plan were converted into a beginning account balance as of January 1, 1999. Under the new cash balance pension plan, the Companies will make quarterly contributions to the account balances calculated as a percentage of quarterly employee compensation based on years of service. Interest credits to the account balances will be based on one year U.S. Treasury Securities. The account balances will be made available to employees after they reach age 55.

     La Quinta maintained a trust account intended for use in settling benefits due under the Supplemental Retirement Plan and Trust ("SERP") which covered a select group of management employees. As a result of the La Quinta Merger, a "Potential Change in Control", as defined in the SERP document, occurred. This event required the Companies to make a contribution to the trust sufficient to meet funding obligations as described in the SERP document within 90 days of signing the La Quinta Merger documents. On April 3,1998, La Quinta deposited $2,520,000 into the trust account to meet the initial funding requirement defined under the provisions of the SERP document. On December 31,1998, the trustee paid all benefits due under this plan to the management employees covered.

16. Income Taxes
     As a REIT, Realty is taxed only on undistributed REIT income. During the year ended December 31, 1998, Realty distributed at least 95% of its REIT taxable earnings to its shareholders.

     Section 382 of the Internal Revenue Code of 1986, as amended, restricts a corporation's ability to use its net operating loss ("NOL") carryforwards following certain "ownership changes." Operating Company determined that such an ownership change occurred as a result of the Santa Anita, Cobblestone and La Quinta Mergers, respectively, and accordingly the amount of NOL carryforwards available for use in any particular taxable year will be limited. To the extent that Operating Company does not utilize the full amount of the annual NOL limit, the unused amount may be used to offset taxable income in future years. NOL carryforwards expire 15 years after the tax year in which they arise, and the last of Operating Company's NOL carryforwards will expire in 2013. A valuation allowance is provided for the full amount of the NOL's as the realization of tax benefits from such NOL's is not assured.

     Operating Company recorded a deferred tax asset of $11,156,000 and a deferred tax liability of $5,485,000 as a result of the La Quinta Merger. A valuation allowance is provided for $11,156,000 of the deferred tax asset, as realization of such asset is not assured.

     Operating Company has provided a valuation allowance with respect to certain post-La Quinta Merger increases in deferred tax assets as realization of these amounts are not assured.

     Components of deferred income taxes for Operating Company as of December 31, 1998 and 1997 are as follows:

     Deferred tax assets for continuing operations:



                                                                       December 31,     December 31,
                                                                           1998             1997
(In thousands)                                                        --------------   -------------
Federal net operating loss carryovers .............................     $  11,099        $  7,270
State net operating loss carryovers ...............................         1,488           1,160
Self-insurance deductible when paid ...............................         8,821
Vacation pay deductible when paid .................................         1,391
Pension plan ......................................................           592
Restructuring accruals deductible when paid .......................           782
Other .............................................................           442
Valuation allowance ...............................................       (20,460)         (8,430)
                                                                        ---------        --------
 Total deferred tax assets ........................................     $   4,155        $     --
                                                                        ---------        --------
Deferred tax liabilities for continuing operations:
Amortization of workforce-in-place and reservation system .........     $   4,650
                                                                        ---------
 Total deferred tax liabilities ...................................     $   4,650
                                                                        ---------

     A reconciliation of Operating Company's total income tax provision (benefit) for calendar year 1998 and the initial period ended December 31, 1997 to the statutory federal corporation income tax rate of 35% and applicable state tax rates as follows:

                                                        December 31,    December 31,
                                                            1998            1997
(In thousands)                                         -------------   --------------
Computed "expected" tax provision ..................     $ (8,628)         $   --
State tax provision, net of federal effect .........         (887)
Nondeductible compensation .........................          878
Nondeductible meals and entertainment ..............           79
Nondeductible amortization .........................          304
Valuation allowance ................................          873
Gain from discontinued operations ..................        2,581              --
                                                         --------          ------
Total income tax benefit ...........................     $ (4,800)         $   --
                                                         --------          ------

17. Earnings Per Share


Combined consolidated earnings per share is computed as follows:



                                                                    For the year ended December 31,
(In thousands, except per share amounts)                      -------------------------------------------
                                                                  1998           1997            1996
                                                              -----------   -------------   -------------
Income from continuing operations .........................    $141,080       $ 161,962       $ 157,976
Preferred stock dividends .................................      (8,444)             --              --
                                                               --------       ---------       ---------
Income from continuing operations available to
 common shareholders ......................................    $132,636       $ 161,962       $ 157,976
                                                               ========       =========       =========
Average outstanding shares of paired common stock .........     120,515          76,070          71,445
Dilutive effect of:
 Contingently issuable shares .............................       4,757
 Stock options ............................................         236             454             306
                                                               --------       ---------       ---------
Dilutive potential paired common stock ....................     125,508          76,524          71,751
                                                               ========       =========       =========
Earnings per share:
 Basic ....................................................    $   1.10       $    2.13       $    2.21
                                                               ========       =========       =========
 Diluted ..................................................    $   1.06       $    2.12       $    2.20
                                                               ========       =========       =========

     Options to purchase 3,471,000, 27,000 and 17,000 paired common shares at prices ranging from $27.98 to $43.81 were outstanding during the years ended December 31, 1998, 1997 and 1996 respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on dates ranging from October 2006 to October 2007, were still outstanding at December 31, 1998.


     Convertible debentures outstanding for the years ended December 31, 1998, 1997 and 1996 of 6,579,000, 9,600,000 and 10,289,000, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.


Meditrust Corporation earnings per share is computed as follows:



                                                           For the year ended December 31,
(In thousands, except per share amounts)               ---------------------------------------
                                                           1998          1997          1996
                                                       -----------   -----------   -----------
Income from continuing operations ..................    $160,931     $162,324      $157,976
Preferred stock dividends ..........................      (8,444)          --            --
                                                        --------     --------      --------
Income from continuing operations available to
 common shareholders ...............................    $152,487     $162,324      $157,976
                                                        ========     ========      ========
Average outstanding shares of common stock .........     121,820       76,274        71,445
Dilutive effect of:
 Contingently issuable shares ......................       4,757
 Stock options .....................................         236          733           306
                                                        --------     --------      --------
Dilutive potential common stock ....................     126,813       77,007        71,751
                                                        ========     ========      ========

                                               For the year ended December 31,
(In thousands, except per share amounts)     ------------------------------------
Earnings per share:
 Basic ...................................     $ 1.25       $ 2.13       $ 2.21
                                               ======       ======       ======
 Diluted .................................     $ 1.20       $ 2.11       $ 2.20
                                               ======       ======       ======

     Options to purchase 3,471,000, 27,000 and 17,000 paired common shares at prices ranging from $27.98 to $43.81 were outstanding during the years ended December 31, 1998, 1997 and 1996, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on dates ranging from October 2006 to October 2007, were still outstanding at December 31, 1998.

     Convertible debentures outstanding for the years ended December 31, 1998, 1997 and 1996 of 6,579,000, 9,600,000 and 10,289,000, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

Meditrust Operating Company earnings per share is computed as follows:



                                                       For the year ended December
                                                                  31,
(In thousands, except per share amounts)               --------------------------
                                                            1998          1997
                                                       -------------   ----------
Loss from continuing operations ....................     $ (19,851)     $  (362)
Preferred stock dividends ..........................            --           --
                                                         ---------      -------
Loss from continuing operations available to
 common shareholders ...............................     $ (19,851)     $  (362)
                                                         =========      =======
Average outstanding shares of common stock .........       120,515       82,490
Dilutive effect of:
 Contingently issuable shares ......................            --
 Stock options .....................................            --           --
                                                         ---------      -------
Dilutive potential common stock ....................       120,515       82,490
                                                         =========      =======
Earnings per share:
 Basic .............................................     $   (0.16)     $ (0.01)
                                                         =========      =======
 Diluted ...........................................     $   (0.16)     $ (0.01)
                                                         =========      =======

     Options to purchase 18,000 paired common shares at $29.00 were outstanding during the year ended December 31, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater then the average market price of the common shares. The options, which expire in December 1999, were still outstanding at December 31, 1998.

     Convertible debentures outstanding for the years ended December 31, 1998, 1997 and 1996 of 6,579,000, 9,600,000 and 10,289,000, respectively, are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

     Operating Company holds common shares of Realty which are unpaired pursuant to a stock option plan approved by the shareholders. The common shares held totaled 1,305,000 as of December 31, 1998. These shares affect the calculations of Realty's net income per common share but are eliminated in the calculation of net income per paired common share for The Meditrust Companies.

18. Transactions between Realty and Operating Company
     Operating Company leases hotel facilities from Realty and its subsidiaries. The Participating Hotel Facilities Lease arrangements between Operating Company and Realty include base and additional rent provisions and require Realty to assume costs attributable to property taxes and insurance.

     Operating Company has entered into a royalty arrangement with Realty for the use of the La Quinta tradename at a rate of approximately 2.5% of gross revenues, as defined in the agreement.

     Subsequent to the La Quinta Merger, Realty distributed certain assets, including two newly constructed lodging facilities, to Operating Company with an established value of $33,162,000. Realty and Operating Company accounted for this transaction as a property distribution and contribution, respectively.

     During the year, Realty and Operating Company issued shares under the Plans. Amounts due from Realty and Operating Company in connection with Awards of shares under the Plans are shown as a reduction of shareholders' equity in the accompanying consolidated balance sheets of Realty and Operating Company, respectively.

     In connection with certain acquisitions, Operating Company issued shares to Realty and recorded a receivable. Due to the affiliation of Realty and Operating Company, the receivable from Realty has been classified in Operating Company's shareholders' equity.

     Operating Company delivered a note to Realty for $13,128,000 on November 5, 1997. The purpose of the note was to adjust the relative values of Meditrust and Meditrust Acquisition Company in order to ensure that the Santa Anita Merger qualified as a tax free reorganization. This transaction is eliminated in the combined consolidated financial statements. However, due to the affiliation of Realty and Operating Company, the note has been classified in shareholders' equity in Realty and a note payable has been recorded in Operating Company. The note is due on November 1, 2009 and bears interest at 6.42%. Interest is payable quarterly in arrears.

     As of December 31, 1998, net liabilities of discontinued operations of Operating Company include an intercompany payable to Realty of $41,226,000. This intercompany balance bears interest at 6.42%. In addition, there are intercompany balances related to working capital items that are not interest bearing.

     Operating Company owns 1,305,377 shares of Realty as a result of acquisition activity.

     Realty provides certain services to Operating Company primarily related to general tax preparation and consulting, legal, accounting, and certain aspects of human resources. In the opinion of management, the costs associated with these services were not material and have been excluded from the financial statements.

19. Quarterly Financial Information (Unaudited)
     The following quarterly financial data summarizes the unaudited quarterly results for the Companies for the years ended December 31, 1998 and 1997.



                                                                       Quarter Ended 1998
(In thousands, except per share amounts)          ------------------------------------------------------------
                                                     March 31        June 30      September 30     December 31
                                                  -------------   ------------   --------------   ------------
Revenue .......................................     $ 108,576       $ 87,629       $  216,202     $226,970
Income (loss) from continuing operations ......        44,266         45,893          (18,453)      69,374
Discontinued operations .......................         7,355          2,510         (176,338)    (127,754)
Net income (loss) .............................        51,621         48,403         (194,791)     (58,380)
Basic earnings per Paired Common Share:
 Income (loss) from continuing operations .....           0.48           0.45           ( .16)         0.44
 Discontinued operations ......................           0.08           0.03           (1.26)        (.86)
 Net income (loss) ............................           0.56           0.48           (1.42)        (.42)
Diluted earnings per Paired Common Share:
 Income (loss) from continuing operations .....           0.48           0.44           ( .16)         0.42
 Discontinued operations ......................           0.08           0.03           (1.26)        (.81)
 Net income (loss) ............................           0.56           0.47           (1.42)        (.39)


                                                                   Quarter Ended 1997
(In thousands, except per share amounts)       -----------------------------------------------------------
                                                 March 31        June 30      September 30     December 31
                                               ------------   ------------   --------------   ------------
Revenue ....................................     $ 67,965       $ 71,014        $ 74,744        $ 75,315
Income from continuing operations ..........       41,053         41,947          42,052          36,910
Discontinued operations ....................           --             --              --             450
Net income .................................       41,053         41,947          42,052          37,360
Basic earnings per Paired Common Share:
 Income from continuing operations .........          0.56           0.57            0.57            0.44
 Discontinued operations ...................           --             --              --             0.01
 Net income ................................          0.56           0.57            0.57            0.45
Diluted earnings per Paired Common Share:
 Income from continuing operations .........          0.55           0.56            0.56            0.44

                                                          Quarter Ended 1997
(In thousands, except per share amounts)     ---------------------------------------------
 Discontinued operations .................       --          --          --         0.01
 Net income ..............................       0.55        0.56        0.56        0.45

20. Segment reporting
     The following is provided pursuant to SFAS. 131:

Description of the types of products and services from which each reportable segment derives its revenues
     The Companies have two reportable segments: Healthcare and Lodging. The Healthcare segment generally invests in healthcare facilities throughout the United States by providing financing to healthcare operators. This financing takes the form of mortgages, development loans, and sale/leaseback transactions. The Lodging segment essentially includes the ownership, development and operation of hotels in the mid-priced segment of the lodging industry under the brand name La Quinta, which is concentrated in the western and southern United States. La Quinta Inns appeal to guests who desire high-quality rooms, convenient locations and attractive prices, but who do not require banquet and convention facilities, in-house restaurants, cocktail lounges or room service. There is no single competitor or group of competitors of La Quinta that is dominant in the lodging industry. Competitive factors in the industry include reasonableness of room rates, quality of accommodations, service level and convenience of locations.


Measurement of segment profit or loss and segment assets
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Companies evaluate performance based on contribution from each reportable segment. Contribution is defined by the Companies as income from operations before interest expense, depreciation, amortization, gains and losses on sales of assets, provisions for losses on disposal or impairment of assets, income or loss from unconsolidated entities, income taxes and nonrecurring income and expenses. The measurement of each of these segments is made on a combined basis with revenue from external customers, and excludes lease income between Realty and Operating Company. The Companies account for Realty and Operating Company transactions as if the transactions were to third parties, that is, at current market prices.


Factors management used to identify the enterprise's reportable segments
     The Companies reportable segments are strategic business segments operating in different industries and offering different products and services. They are managed separately because each business requires different skill levels and marketing strategies. The Lodging segment was acquired as a unit, and the management at the time of the acquisition was retained. As described in
Note 5, the Golf and Horseracing segments have been reported as discontinued operations in the accompanying financial statements.

     The following table presents information used by management by reported segment. The Companies do not allocate interest expense, income taxes or unusual items to segments.



                                                   For the years ended December 31,
(In thousands, except per share amounts)        ---------------------------------------
                                                    1998          1997          1996
                                                -----------   -----------   -----------
Healthcare:
Rental income (a) ...........................   $191,874      $137,868       $109,119
Interest income .............................    153,093       151,170        144,905
Rental property operating costs .............     (7,199)         (210)            --
General and administrative expenses .........    (21,436)      (10,257)        (8,625)
                                                ---------     ---------      --------
Healthcare Contribution .....................   $316,332      $278,571       $245,399
                                                ---------     ---------      --------
Lodging:
Room revenue ................................   $241,868            --             --
Guest services and other ....................     16,555            --             --

                                                             For the years ended December 31,
(In thousands, except per share amounts)                 ----------------------------------------
Operating expenses ...................................   (125,246)            --           --
Rental property operating costs ......................         (8,439)          --           --
                                                               ------           --           --
Lodging Contribution .................................     $  124,738           --           --
                                                           ----------           --           --
Combined Contribution ................................        441,070      278,571      245,399
                                                           ----------      -------      -------
Reconcilation to Combined Consolidated
 Financial Statements:
Interest expense .....................................        178,458       87,412       64,216
Depreciation and amortization ........................         87,228       26,838       21,651
Amortization of goodwill .............................         13,265        2,349        1,556
Loss on sale of securities ...........................          4,159           --           --
Gain on sale of assets ...............................        (52,642)          --           --
Income from unconsolidated joint venture .............           (906)          10           --
Other income .........................................        (35,987)          --           --
Other expenses .......................................        111,215           --           --
                                                           ----------      -------      -------
                                                              304,790      116,609       87,423
                                                           ----------      -------      -------
Income from continuing operations before benefit for
 income taxes ........................................        136,280      161,962      157,976
Income tax benefit ...................................         (4,800)
                                                           ----------      -------      -------
Income from continuing operations ....................        141,080      161,962      157,976
Discontinued operations (Note 5):
 Income from discontinued operations .................         10,721          450
 Loss on disposal of discontinued operations .........        (67,913)
 Provision for loss on disposition of discontinued
  operations .........................................       (237,035)
                                                           ----------      -------      -------
Net income (loss) ....................................       (153,147)     162,412      157,976
Preferred stock dividends ............................         (8,444)
                                                           ----------      -------      -------
Net income (loss) available to Paired Common
 shareholders ........................................     $ (161,591)    $162,412     $157,976
                                                           ==========     ========     ========

------------
(a) Revenue from segments below the quantitative thresholds are attributable to two operating segments of the Companies. Those segments include a property management business, which manages medical office buildings not owned by the Healthcare segment, and rents received from restaurant properties leased to third parties included in the Lodging segment. None of those segments have ever met any of the quantitative thresholds for determining reportable segments.


The following table presents assets by reported segment and in the aggregate.



                                                                                  December 31,
                                                                          -----------------------------
                                                                               1998            1997
(In thousands, except per share amounts)                                  -------------   -------------
Healthcare gross real estate investments ..............................   $2,738,927      $3,060,604
Lodging gross real estate investments .................................   2,594,956
Accumulated depreciation, valuation allowances and provisions .........    (247,147)       (124,832)
                                                                          ----------      ----------
Net real estate by reportable segment .................................   5,086,736       2,935,772
Other assets:
Cash and cash equivalents .............................................     305,456          43,732
Fees, interest and other receivables ..................................      54,712          23,650
Goodwill, net .........................................................     486,051         194,893
Net assets of discontinued operations .................................     305,416

                                      December 31,
                              -----------------------------
                              221,180         82,236
Other assets, net .........   -------------   -------------
Total assets ..............   $6,459,551      $3,280,283
                              ==========      ==========

The following table reconciles revenue to the accompanying financial statements.



                                                For the years ended December 31,
                                             ---------------------------------------
                                                 1998          1997          1996
(In thousands, except per share amounts)     -----------   -----------   -----------
Healthcare:
Rental income ............................   $191,874      $137,868      $109,119
Interest income ..........................    153,093       151,170       144,905
                                             --------      --------      --------
Total healthcare revenue .................    344,967       289,038       254,024
Total lodging revenue ....................    258,423            --            --
Other income .............................     35,987            --            --
                                             --------      --------      --------
Total revenue ............................   $639,377      $289,038      $254,024
                                             ========      ========      ========

21. Subsequent Events
     On January 14, 1999, the Board of Directors of Realty declared a dividend of $0.46 per share of common stock payable on February 16, 1999 to shareholders of record on January 29, 1999. This dividend relates to the quarter ended December 31, 1998.

     On February 11, 1999, the Companies signed a definitive agreement to sell the Cobblestone Golf Group for aggregate consideration, including assumed debt, of approximately $393,000,000. The transaction is expected to close by the end of the first quarter of 1999.

     On March 10, 1999, Realty reached a second agreement with its bank group to amend its New Credit Agreement. The second amendment, which is subject to the successful completion of the sale of Cobblestone Golf Group, provides for a portion of the sale proceeds to be applied to settle a portion of the FEIT. The second amendment also provides for, among other things, deletion of limitations on certain healthcare investments and lowering the Tranche A loan commitments to $850,000,000.

     In addition, on March 10, 1999, the Companies entered into an agreement with MLI and certain of its affiliates which stated that the proceeds from the sale of Cobblestone Golf Group in excess of $300,000,000 will be used to purchase all or a portion of the Notional Shares outstanding. Merrill Lynch has agreed not to sell any Notional Shares until March 31, 1999 while the Companies complete the sale of Cobblestone Golf Group.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Boards of Directors of Meditrust Corporation and Meditrust Operating Company:

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of The Meditrust Companies, Meditrust Corporation, and Meditrust Operating Company at December 31, 1998 and 1997, and the results of The Meditrust Companies and Meditrust Corporation's operations and their cash flows for each of the three years in the period ended December 31, 1998, and the results of Meditrust Operating Company's operations and its cash flows for the year ended December 31, 1998 and the initial period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Companies' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                  /s/ PricewaterhouseCoopers LLP


February 8, 1999, except for Note 21, as to which the date is March 10, 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES



To the Shareholders and Directors of The Meditrust Companies:

Our report on the financial statements of The Meditrust Companies, Meditrust Corporation and Meditrust Operating Company, is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index to this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.






                                                 /s/ PricewaterhouseCoopers LLP

February 8, 1999

                             MEDITRUST CORPORATION
                                  SCHEDULE II


                       VALUATION AND QUALIFYING ACCOUNTS




                                       Additions
                                       Charged as         Additions &
                                        Revenue           Adjustments
                       Balance at    Reductions or          Charged                                    Balance at
                      Beginning of     Costs and         To/From Other                                   End of
Description              Period         Expenses           Accounts                Deductions            Period
-------------------- -------------- --------------- ----------------------   ---------------------   -------------
Valuation allowance
 included in Other
 Assets for the year
 ended December 31:
1996 ...............   $4,232,523                                                  (3,075,328)(B)     $1,157,195
1997 ...............   $1,157,195     $ 7,779,772       $   8,054,572(A)           (8,000,000)(B)     $8,991,539
1998 ...............   $8,991,539     $16,400,000       $  (2,955,000)(C)       $  21,936,412(B)      $  500,127

(A) Reclassified from valuation allowance included in Accrued Expenses and Other Liabilities.
(B) Relates to receivables and working capital loans charged off.
(C) Reclassified to Loan Valuation allowance.




                                               Additions
                              Balance at      Charged to        Additions                                 Balance at
                             Beginning of      Costs and       Charged To                                   End of
Description                     Period         Expenses      Other Accounts          Deductions             Period
-------------------------   --------------   ------------   ----------------   ----------------------   --------------
Valuation allowance
 included in Accrued
 Expenses and Other
 Liabilities for the year
 ended December 31:
1996 ....................    $ 9,714,572                                        $(1,690,000)(B)          $ 8,054,572
1997 ....................    $ 8,054,572                                        $(8,054,572)(A)                   --
1998 ....................    $        --                                                                 $        --

(A) Includes $8,054,572 reclassified as a reduction to Other Assets.
(B) Relates to receivables charged off.

                           THE MEDITRUST COMPANIES
                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1998
                                                            Cost
                                                        Capitalized/
                                         Building &      Adjusted      Total
                                        Improvements  Subsequent to  Building &                         Accumulated   Const.  Date
                          Encumbrances at Acquisition  Acquisitions Improvements   Land (2)  Total (5)  Deprec.(4)(5) Date  Acquired
                          ------------ -------------- ------------- ------------  ---------  ---------- ------------ ------ -------
Alcohol and Substance
Abuse Treatment Centers
and Psychiatric Facilities
Hollywood, CA ............               $ 4,035,000                $ 4,035,000(6) $1,715,000 $ 5,750,000  $1,104,723   1957   5/88
College Station, TX ......                 3,708,894                  3,708,894(6)    980,185   4,689,079   1,865,900   1987   5/93
Acute Care Hospital
Phoenix, AZ ..............                63,960,000                 63,960,000     1,690,000  65,650,000   6,262,750   1954   2/95
Assisted Living
Blytheville, AR ..........                 3,756,249                  3,756,249       130,000   3,886,249      86,086   1996   4/96
Maumelle, AR .............                 3,848,620                  3,848,620       320,000   4,168,620      88,121   1996  11/96
Mountain Home, AR ........                 3,787,872                  3,787,872       170,000   3,957,872      76,111   1996  11/96
Pocahontas, AR ...........                 3,701,500                  3,701,500        50,000   3,751,500      87,188   1996  11/96
Sherwood, AR .............                 3,929,170                  3,929,170       450,000   4,379,170     102,845   1996  11/96
Flagstaff, AZ ............                 3,222,513                  3,222,513                 3,222,513       9,814
Phoenix, AZ ..............                 6,051,282                  6,051,282                 6,051,282     163,953   1997  12/97
Scottsdale, AZ ...........                 3,922,447                  3,922,447                 3,922,447     113,283   1998   3/98
Folsom, CA ...............                 9,280,000                  9,280,000       620,000   9,900,000     268,254   1997   1/98
Palm Desert, CA ..........                 5,415,920                  5,415,920       784,080   6,200,000     295,560   1996   2/87
Trumbull, CT .............                12,717,665                 12,717,665                12,717,665     190,708   1998   1/98
Brandon, FL ..............                 5,404,280                  5,404,280       290,000   5,694,280     382,806   1991   3/96
Deland, FL ...............                 2,615,000                  2,615,000       275,000   2,890,000      87,168   1996   9/97
Fort Myers, FL ...........                 3,252,481                  3,252,481       513,000   3,765,481     169,400   1996   3/96
Fort. Myers, FL ..........                 3,012,558                  3,012,558       620,000   3,632,558     213,384   1982  12/96
Jacksonville, FL .........                 3,348,171                  3,348,171       380,000   3,728,171     111,082   1996  11/97
Lakeland, FL .............                 6,076,053                  6,076,053       600,000   6,676,053     430,372   1991   3/96
Leesburg, FL .............                 2,420,000                  2,420,000       180,000   2,600,000     110,924   1996   3/97
Ocala, FL ................                 2,555,000                  2,555,000       175,000   2,730,000     119,215   1996   6/97
Ormond Beach, FL .........                 2,580,000                  2,580,000       310,000   2,890,000      89,031   1996  10/97
Port Orange, FL ..........                 2,435,000                  2,435,000       295,000   2,730,000     114,465   1996   6/97

                                 THE MEDITRUST COMPANIES
                                      SCHEDULE III
                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                    December 31, 1998

                                                           Cost
                                                       Capitalized/
                                         Building &      Adjusted        Total
                                        Improvements  Subsequent to   Building &                        Accumulated  Const.   Date
                          Encumbrances at Acquisition  Acquisitions Improvements   Land (2)  Total (5) Deprec.(4)(5)  Date  Acquired
                          ------------ -------------- ------------- ------------ ---------- ---------- ------------- -----  --------
Port Richey, FL ..........               $ 4,602,955                $ 4,602,955 $1,322,045 $ 5,925,000   $253,344   1996     2/97
Sarasota, FL .............                 7,841,931                  7,841,931              7,841,931    202,870   1982     3/96
Stuart, FL ...............                 2,380,000                  2,380,000    270,000   2,650,000    118,992   1996     6/96
Tampa, FL ................                 3,366,481                  3,366,481    399,000   3,765,481    175,350   1997    12/96
Tequesta, FL .............                 2,420,000                  2,420,000    380,000   2,800,000    115,966   1998    12/97
Tequesta, FL .............                 2,636,499                  2,636,499              2,636,499     95,597   1998    12/97
West Melbourne, FL .......                 2,460,000                  2,460,000    240,000   2,700,000    123,000   1998    10/97
West Melbourne, FL .......                 2,751,181                  2,751,181              2,751,181     50,144   1998    10/97
Pocatello, ID ............                 3,200,000                  3,200,000    160,000   3,360,000    180,009   1996    10/96
Abilene, KS ..............                 1,720,000                  1,720,000    120,000   1,840,000     50,162   1996     6/97
4 facilities in KS,
 1 facility in OK ........                  6,762,000                 6,762,000    748,000   7,510,000    535,433   1993     3/96
Tewksbury, MA ............                 4,943,256                  4,943,256    480,000   5,423,256    350,166   1987     3/96
Hagerstown, MD ...........                 2,813,866                  2,813,866              2,813,866     17,837   1998     4/98
Ann Arbor, MI ............                 2,797,488                  2,797,488    280,800   3,078,288    443,406   1995    12/96
Davison, MI ..............                 1,336,648                  1,336,648     89,000   1,425,648     16,710   1998     7/98
Delta, MI ................                 3,520,133                  3,520,133    494,000   4,014,133     44,003   1998     7/98
Delta, MI ................                 1,337,736                  1,337,736    260,000   1,597,736     16,722   1998     7/98
Farmington Hills, MI .....                 3,205,250                  3,205,250    215,600   3,420,850    166,950   1995    12/96
Farmington Hills, MI .....                 3,504,592                 13,504,592    246,400   3,750,992    182,525   1995    12/96
2 facilities in Holly, MI                 13,154,821                  3,154,821             13,154,821    109,624   1998     7/98
Haslett (Lansing),MI .....                 6,518,771                  6,518,771    436,000   6,954,771    215,190   1997    11/97
Sterling Heights,MI ......                 8,920,000                 18,920,000    460,000   9,380,000    479,847   1987    12/95
2 facilities in Troy, MI .                13,355,257                  3,355,257             13,355,257    111,294   1998     7/98
Utica, MI ................                 3,077,414                  3,077,414    277,200   3,354,614    160,275   1995    12/96
Faribault, MN ............                 1,125,390                  1,125,390     60,000   1,185,390     37,102   1997    11/97
Mankato, MN ..............                 1,198,173                  1,198,173     86,000   1,284,173     39,571   1997    11/97
Owatonna, MN .............                 1,230,173                  1,230,173     54,000   1,284,173     40,509   1997    11/97
Sauk Rapids, MN ..........                   905,825                    905,825     82,000     987,825     29,977   1997    11/97
Willmar, MN ..............                 1,123,390                  1,123,390     62,000   1,185,390     37,031   1997    11/97
Winona, MN ...............                 1,200,173                  1,200,173     84,000   1,284,173     39,627   1997    11/97

                           THE MEDITRUST COMPANIES
                                SCHEDULE III
                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1998

                                                       Cost
                                                   Capitalized/
                                     Building &      Adjusted        Total
                                    Improvements  Subsequent to   Building &                          Accumulated  Const.   Date
                      Encumbrances at Acquisition  Acquisitions Improvements   Land (2)   Total (5)  Deprec.(4)(5)  Date  Acquired
                      ------------ -------------- ------------- ------------ ----------- ----------- ------------- ------ --------
Charlotte, NC ........              $4,546,973                    $4,546,973 $   624,000 $ 5,170,973    $151,254   1997     11/97
Charlotte, NC ........               6,515,381                     6,515,381     504,000   7,019,381     215,328   1997     11/97
Greensboro, NC .......               3,553,509                     3,553,509     304,000   3,857,509     117,541   1997     11/97
Greensboro, NC .......               6,321,281                     6,321,281     576,000   6,897,281     209,217   1997     11/97
Lakewood Village,NY ..               1,370,399                     1,370,399               1,370,399       7,220   1987     12/95
Manlius, NY ..........  $963,000     8,610,000                     8,610,000     510,000   9,120,000     395,583   1994      5/97
Chubbock, ID .........               4,472,363                     4,472,363      90,000   4,562,363     286,741   1996      8/96
Coeur d'Alene, ID ....               6,712,071                     6,712,071     340,000   7,052,071     223,744   1997      6/96
Barberton, OH ........               2,160,000                     2,160,000     240,000   2,400,000      45,000   1997      3/98
Bowling Green, OH ....               1,845,000                     1,845,000     200,000   2,045,000      57,660   1997     10/97
Colerain Township,OH .               6,872,605                     6,872,605     604,395   7,477,000     371,920   1987     12/95
Englewood, OH ........               2,100,000                     2,100,000     240,000   2,340,000      48,125   1998      2/98
Lima, OH .............               3,830,666                     3,830,666               3,830,666      75,491   1997     10/97
Mansfield, OH ........               2,350,000                     2,350,000     210,000   2,560,000      48,958   1997     10/97
Mansfield, OH ........               4,290,601                     4,290,601               4,290,601      97,824   1997     10/97
Marion, OH ...........               2,515,000                     2,515,000     270,000   2,785,000      41,917   1998      5/98
Xenia, OH ............               5,368,305                     5,368,305               5,368,305      83,892   1997     10/97
Bartlesville, OK .....               1,800,000                     1,800,000     110,000   1,910,000      52,500   1997     11/97
Ontario, OR ..........               2,940,000                     2,940,000     110,000   3,050,000     136,353   1985      5/97
Beaver Falls, PA .....               2,964,368                     2,964,368               2,964,368      53,172   1998      2/98
Berwick, PA ..........               2,577,105                     2,577,105               2,577,105      57,027   1998      2/98
Dillsburg, PA ........               3,682,609                     3,682,609               3,682,609      98,914   1998      2/98
Duncanville, PA ......               3,349,018                     3,349,018     288,000   3,637,018      76,747   1997     11/96
Lewisburg, PA ........               2,536,515                     2,536,515               2,536,515      75,464   1998      2/98
Lewistown, PA ........               2,491,416                     2,491,416               2,491,416      51,653   1998      2/98
North Wales, PA ......               4,487,033                     4,487,033     480,000   4,967,033     233,700   1997      7/97
North Wales, PA ......               5,831,013                     5,831,013               5,831,013     145,710   1997      7/97
Reading, PA ..........               3,845,940                     3,845,940     372,000   4,217,940      94,083   1997      2/97
Richboro, PA .........               9,624,115                     9,624,115   1,212,000  10,836,115     501,250   1990      2/96
Scranton, PA .........               3,156,603                     3,156,603               3,156,603      52,227   1997     12/97

                           THE MEDITRUST COMPANIES
                                SCHEDULE III
                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1998

                                                    Cost
                                                 Capitalized/
                                   Building &      Adjusted        Total
                                  Improvements  Subsequent to   Building &                        Accumulated  Const.   Date
                    Encumbrances at Acquisition  Acquisitions Improvements  Land (2)  Total (5)  Deprec.(4)(5) Date   Acquired
                    ------------ -------------- ------------- ------------ --------- ----------- ------------- ------ ---------
State College, PA ..             $ 3,277,006                   $ 3,277,006  $360,000 $ 3,637,006    $109,232   1996      8/96
Peckville, PA ......               2,073,206                     2,073,206             2,073,206      33,890   1998      2/98
Yardley, PA ........               4,494,920                     4,494,920   504,000   4,998,920     234,100   1996     12/96
(Irmo) Columbia, SC                3,562,784                     3,562,784   231,800   3,794,584     117,594   1997     11/97
Anderson, SC .......              10,499,705                    10,499,705   170,000  10,669,705     637,240   1987     10/97
Charleston, SC .....               3,676,366                     3,676,366   399,000   4,075,366     121,910   1997     11/97
Hendersonville, TN .               1,453,758                     1,453,758             1,453,758      11,006   1998      7/98
Kingsport, TN ......               1,539,264                     1,539,264             1,539,264      12,401   1998      7/98
Knoxville, TN ......               1,750,755                     1,750,755             1,750,755       9,944   1998      7/98
Abilene, TX ........               2,134,231                     2,134,231   150,000   2,284,231      84,474   1996      6/96
Big Springs, TX ....               2,037,899                     2,037,899    10,000   2,047,899      80,674   1996      6/97
2 facilities in TX .               4,257,036                     4,257,036   222,000   4,479,036     172,274   1996      6/97
Kerrville, TX ......               1,766,000                     1,766,000   195,000   1,961,000      73,580   1996      5/97
Lancaster, TX ......               1,500,000                     1,500,000   175,000   1,675,000      46,875   1996     10/97
Lubbock, TX ........               5,362,195                     5,362,195   220,000   5,582,195     212,254   1996      4/96
3 facilities in TX .               5,456,834                     5,456,834   240,000   5,696,834     215,992   1996      6/97
3 facilities in TX .               4,968,892                     4,968,892   230,000   5,198,892     289,856   1996      9/96
New Braunfels, TX ..               1,960,000                     1,960,000   155,000   2,115,000      77,626   1996      6/97
San Antonio, TX ....               2,450,000                     2,450,000   250,000   2,700,000      96,976   1997      6/97
6 facilities in TX .              11,155,104                    11,155,104   625,000  11,780,104     743,680   1996      5/96
Temple, TX .........               1,900,000                     1,900,000   250,000   2,150,000     119,198   1996      3/97
Chesterfield, VA ...               2,053,993                     2,053,993             2,053,993      10,830   1998      7/98
Stafford, VA .......               3,135,835                     3,135,835   470,000   3,605,835      45,731   1970      6/98
Staunton, VA .......               2,451,654                     2,451,654             2,451,654       9,718   1998      7/98
Bellingham, WA .....               3,327,423                     3,327,423   350,000   3,677,423     202,609   1996     10/96
Federal Way, WA ....               5,185,000                     5,185,000   590,000   5,775,000     400,455   1996      4/96
Moses Lake, WA .....               5,770,000                     5,770,000   240,000   6,010,000     267,322   1996      5/97
Brown Deer, WI .....                 635,266                       635,266    72,000     707,266      33,100   1995     12/96
Eau Claire, WI .....               1,208,173                     1,208,173    76,000   1,284,173      39,865   1996     11/97
Plover, WI .........               2,093,924                     2,093,924   140,000   2,233,924      71,483   1996     11/97

                           THE MEDITRUST COMPANIES
                                SCHEDULE III
                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1998

                                                        Cost
                                                    Capitalized/
                                      Building &      Adjusted     Total
                                     Improvements  Subsequent to   Building &                          Accumulated  Const.   Date
                       Encumbrances at Acquisition  Acquisitions Improvements   Land (2)   Total (5)  Deprec.(4)(5)  Date  Acquired
                       ------------ -------------- ------------- ------------ ----------- ----------- ------------- ------ ---------
Kenosha, WI ...........              $ 1,299,524                  $ 1,299,524 $   100,000 $ 1,399,524    $ 16,244   1998      7/98
Manitowoc, WI .........                1,016,608                    1,016,608      70,000   1,086,608      33,567   1996     11/97
Medford, WI ...........                  860,802                      860,802      70,000     930,802      29,441   1996     11/97
Menomonie, WI .........                  912,000                      912,000      57,000     969,000      36,100   1996     11/97
Middleton, WI .........                1,405,738                    1,405,738      76,000   1,481,738      46,345   1996     11/97
Neenah, WI ............                1,312,955                    1,312,955      70,000   1,382,955      43,273   1996     11/97
New Richmond, WI ......                  696,000                      696,000      54,000     750,000      27,550   1996     11/97
Onalaska, WI ..........                1,205,931                    1,205,931      84,000   1,289,931      62,800   1995     12/96
Oshkosh, WI ...........                1,016,608                    1,016,608      70,000   1,086,608      33,567   1996     11/97
Plymouth, WI ..........                  706,000                      706,000      54,000     760,000      27,949   1996     11/97
Sun Prairie, WI .......                1,113,390                    1,113,390      72,000   1,185,390      36,751   1996     11/97
Sussex, WI ............                  874,824                      874,824      86,000     960,824      45,575   1995     12/96
Wausau, WI ............                1,535,443                    1,535,443     140,000   1,675,443      52,597   1996     11/97
Wisconsin Rapids, WI ..                  956,000                      956,000      64,000   1,020,000      37,848   1996     11/97
Wisconsin Rapids, WI ..                1,233,123                    1,233,123      70,000   1,303,123      42,042   1997      6/97
Martinsburg, WV .......                4,089,923                    4,089,923               4,089,923      73,142   1987     12/95
Golf Courses
Phoenix, AZ ...........                5,471,479                    5,471,479   2,510,904   7,982,383      82,394   1993      5/98
Phoenix, AZ ...........                4,446,011                    4,446,011   2,969,990   7,416,001      68,428   1973      5/98
Phoenix, AZ ...........                7,322,042                    7,322,042   2,554,778   9,876,820      93,924   1977      5/98
Mesa, AZ .............. $   242,595    4,989,975                    4,989,975   3,371,036   8,361,011      76,771             5/98
Escondido, CA .........                6,596,324                    6,596,324   3,857,897  10,454,221     101,676             5/98
Oceanside, CA .........                7,703,840     $529,049       8,232,889   2,911,762  11,144,651     114,016             5/98
San Diego, CA .........               20,013,170      719,206      20,732,376   7,447,839  28,180,215     284,779             5/98
San Diego, CA .........                  991,165                      991,165     145,468   1,136,633      18,849   1986      5/98
Escondido, CA .........   5,515,457    8,573,825                    8,573,825   1,922,187  10,496,012     155,429             5/98
Ventura, CA ...........                2,626,084                    2,626,084      69,017   2,695,101      68,877   1931      5/98
Jacksonville, FL ......                3,480,927                    3,480,927   1,961,147   5,442,074      59,505             6/98
Orlando, FL ...........                4,204,273      287,814       4,492,087   1,505,228   5,997,315      61,815   1993      5/98
Oldsmar, FL ...........               10,574,785       52,577      10,627,362   5,473,299  16,100,661     166,909   1974      5/98

                          THE MEDITRUST COMPANIES
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                             December 31, 1998

                                                     Cost
                                                 Capitalized/
                                   Building &      Adjusted         Total
                                  Improvements  Subsequent to    Building &                          Accumulated  Const.   Date
                    Encumbrances at Acquisition  Acquisitions  Improvements   Land (2)   Total (5)  Deprec.(4)(5)  Date   Acquired
                    ------------ -------------- -------------  ------------  ---------- ----------- ------------- ------- --------
Tampa, FL ..........               $ 4,287,344   $   112,871    $ 4,400,215  $1,484,656 $ 5,884,871    $ 53,705   1993     5/98
Atlanta, GA ........                 4,147,675       269,457      4,417,132   1,465,326   5,882,458      62,128            5/98
Snellville, GA .....                 4,658,179       222,611      4,880,790   2,817,105   7,697,895      73,669   1996     5/98
Atlanta, GA ........                 6,421,620                    6,421,620   3,536,965   9,958,585      46,716            8/98
Atlanta, GA ........                 6,192,743                    6,192,743   3,515,270   9,708,013     202,210            3/98
Nags Head, NC ......                 7,657,934                    7,657,934   4,175,255  11,833,189      85,188            8/98
Holly Springs, NC ..                 5,486,374                    5,486,374   2,962,875   8,449,249      61,223            8/98
Gary, NC ...........                 4,594,088                    4,594,088   2,498,465   7,092,553      52,366            8/98
Clayton, NC ........                 2,641,510                    2,641,510   1,433,367   4,074,877      29,848            8/98
Advance, NC ........                 1,135,037                    1,135,037     608,293   1,743,330      12,882            8/98
Corolla, NC ........                 3,826,611                    3,826,611   2,080,832   5,907,443      43,714            8/98
Austin, TX .........                12,630,609       158,773     12,789,382   6,938,328  19,727,710     190,732   1980     5/98
Austin, TX .........                 2,844,629                    2,844,629   1,346,813   4,191,442      44,676   1965     5/98
Richmond, TX .......                 7,533,834       143,480      7,677,314   3,259,218  10,936,532     105,478   1994     5/98
McKinney, TX .......                 6,674,770     3,408,567     10,083,337   5,742,408  15,825,745     146,559   1988     5/98
McKinney, TX .......                 6,587,050        40,384      6,627,434   3,510,826  10,138,260      95,944   1988     5/98
Trophy Club, TX ....                14,292,555        63,545     14,356,100   7,334,397  21,690,497     219,448   1979     5/98
Grand Prairie, TX ..                 2,357,821                    2,357,821   1,059,194   3,417,015      36,140            5/98
Yaupon,TX ..........                 4,423,988                    4,423,988   2,485,313   6,909,301      65,224            5/98
Frisco, TX .........                   680,735                      680,735      71,964     752,699                        5/98
Houston, TX ........                 9,313,085                    9,313,085               9,313,085     238,975   1957     5/98
Benbrook, TX .......                   479,595                      479,595     157,895     637,490                        8/98
Aledo, TX ..........                 4,513,589                    4,513,589   2,456,089   6,969,678     123,474            3/98
DeSoto, TX .........                 3,274,219                    3,274,219   1,770,914   5,045,133      89,617            3/98
Plano, TX ..........                 7,586,553                    7,586,553   4,150,499  11,737,052     208,167            3/98
Plano, TX ..........                 5,830,724                    5,830,724   3,154,700   8,985,424     160,069            3/98
San Antonio, TX ....                 4,349,568                    4,349,568   2,338,105   6,687,673     115,629            3/98
Gainesville, VA ....                 4,667,000                    4,667,000   2,360,999   7,027,999      88,854            5/98
Midlothian, VA .....                 6,374,273        53,228      6,427,501   4,094,469  10,521,970     100,568   1977     5/98
Williamsburg, VA ...                 4,394,351                    4,394,351   2,532,201   6,926,552      54,061            5/98

                          THE MEDITRUST COMPANIES
                                SCHEDULE III
                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                             December 31, 1998
                                                                   Cost
                                                               Capitalized/
                                               Building &        Adjusted
                                              Improvements    Subsequent to
                             Encumbrances    at Acquisition    Acquisitions
                             -------------- ---------------- ---------------
Long Term Care
Alabaster, AL ..............                   $ 7,609,000
Benton, AR .................                     8,257,410
Kentfield, CA ..............                     9,650,000
Fresno, CA .................   $7,469,068       14,469,580
Cheshire, CT ...............                     6,770,000
Ansonia, CT ................                     7,750,000
Danbury, CT ................                     5,295,000
Darien, CT .................                     4,202,477
Milford, CT ................                    10,000,000
Milford, CT ................                     3,224,151
Newington, CT ..............                     8,970,000
Southbury, CT ..............                     5,538,590
Westport, CT ...............                     4,970,000
Wethersfield, CT ...........                    19,083,219
Bradenton, FL ..............    3,285,000        9,900,000
Naples, FL .................                     6,528,616
Palm Beach, FL .............                    12,300,000
Sarasota, FL ...............                     4,447,012
Venice, FL .................                     8,592,203
Indianapolis, IN ...........                     2,455,612
New Haven, IN ..............                     4,628,541
Bowling Green, KY ..........                    10,000,000
Beverly, MA ................                     6,300,000
Concord, MA ................                     8,762,000
New Bedford, MA ............                     7,492,000
East Longmeadow,MA .........                    15,995,928
Holyoke, MA ................                    12,664,918
Lexington, MA ..............                    11,210,000
Lowell, MA .................                    10,492,351



                                  Total
                               Building &                                 Accumulated    Const.     Date
                             Improvements      Land (2)     Total (5)    Deprec.(4)(5)    Date   Acquired
                             -------------- ------------- ------------- --------------- -------- ---------
Long Term Care
Alabaster, AL ..............  $ 7,609,000    $   150,000   $ 7,759,000     $1,970,323    1971       8/87
Benton, AR .................    8,257,410        135,000     8,392,410      1,180,467
Kentfield, CA ..............    9,650,000        350,000    10,000,000      2,593,418    1963       3/88
Fresno, CA .................   14,469,580      2,088,920    16,558,500      2,914,496    1991       3/91
Cheshire, CT ...............    6,770,000        455,000     7,225,000      2,235,492    1975      10/85
Ansonia, CT ................    7,750,000        750,000     8,500,000      1,001,050    1993      11/96
Danbury, CT ................    5,295,000        305,000     5,600,000      1,748,421    1976      10/85
Darien, CT .................    4,202,477         45,000     4,247,477        490,280    1975       6/94
Milford, CT ................   10,000,000                   10,000,000      1,145,815    1971       6/94
Milford, CT ................    3,224,151      1,020,000     4,244,151        369,435    1992       6/94
Newington, CT ..............    8,970,000        430,000     9,400,000      2,961,953    1978      10/85
Southbury, CT ..............    5,538,590                    5,538,590        611,567    1975       6/94
Westport, CT ...............    4,970,000        400,000     5,370,000      1,641,114    1965      10/85
Wethersfield, CT ...........   19,083,219                   19,083,219      4,503,563    1965       8/86
Bradenton, FL ..............    9,900,000      4,100,000    14,000,000      2,744,255    1985      12/87
Naples, FL .................    6,528,616         26,775     6,555,391        733,194    1969       1/96
Palm Beach, FL .............   12,300,000      2,700,000    15,000,000      2,076,795    1996       4/96
Sarasota, FL ...............    4,447,012      1,060,800     5,507,812        333,540    1982       1/96
Venice, FL .................    8,592,203        128,500     8,720,703        644,400    1985       1/96
Indianapolis, IN ...........    2,455,612        114,700     2,570,312        184,176    1973       1/96
New Haven, IN ..............    4,628,541        128,100     4,756,641        343,560    1982       1/96
Bowling Green, KY ..........   10,000,000                   10,000,000      1,145,817    1992       6/94
Beverly, MA ................    6,300,000        645,000     6,945,000      2,080,315    1972      10/85
Concord, MA ................    8,762,000      3,538,000    12,300,000        711,907    1995      11/95
New Bedford, MA ............    7,492,000      1,008,000     8,500,000        608,712    1995      11/95
East Longmeadow,MA .........   15,995,928        400,000    16,395,928      3,847,068    1986       9/87
Holyoke, MA ................   12,664,918        121,600    12,786,518      1,986,193    1973       9/92
Lexington, MA ..............   11,210,000        590,000    11,800,000      3,459,605    1965       8/86
Lowell, MA .................   10,492,351        500,000    10,992,351      1,644,880    1975       9/92

                                  THE MEDITRUST COMPANIES
                                        SCHEDULE III
                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                                     December 31, 1998
                                                                    Cost
                                                                Capitalized/
                                                Building &        Adjusted         Total
                                               Improvements    Subsequent to    Building &
                              Encumbrances    at Acquisition    Acquisitions  Improvements
                              -------------- ---------------- --------------- --------------
Lynn, MA ....................                   $14,163,515                    $14,163,515
Millbury, MA ................                    10,233,000                     10,233,000
New Bedford, MA .............                    10,859,303                     10,859,303
Newton, MA ..................                    12,430,000                     12,430,000
Northampton, MA .............                     2,709,612                      2,709,612
Peabody, MA .................                     7,245,315                      7,245,315
Randolph, MA ................                     9,014,760                      9,014,760
Weymouth, MA ................                    10,719,932                     10,719,932
Wilmington, MA ..............                     6,689,925                      6,689,925
Montgomery Village,MD .......                    16,888,000                     16,888,000
Grand Blanc, MI .............                     7,363,800                      7,363,800
Battle Creek, MI ............                     7,674,443                      7,674,443
Kansas City, MO .............                     8,559,900                      8,559,900
Bedford, NH ................. $7,290,672         12,691,500                     12,691,500
Effingham Falls, NH .........                    11,984,845                     11,984,845
Milford, NH .................                     3,195,288                      3,195,288
Milford, NH .................                     4,222,545                      4,222,545
Peterborough, NH ............                     4,779,992                      4,779,992
Keene, NH ...................                     3,688,917                      3,688,917
Winchester, NH ..............                     3,363,325                      3,363,325
Bound Brook, NJ .............                     1,624,000                      1,624,000
Bridgewater, NJ .............                    12,678,944                     12,678,944
Camden, NJ ..................                     8,334,780                      8,334,780
New Milford, NJ .............                    11,110,000                     11,110,000
Oradell, NJ .................                    14,986,000                     14,986,000
Marlton, NJ .................                    14,060,000                     14,060,000
Cortland, NY ................                    27,812,817                     27,812,817
Niskayuna, NY ...............                    10,542,539                     10,542,539
Rensselaer, NY ..............                     1,400,000                      1,400,000
Troy, NY ....................                    10,459,237                     10,459,237



                                                             Accumulated    Const.     Date
                                 Land (2)      Total (5)    Deprec.(4)(5)    Date   Acquired
                              ------------- -------------- --------------- -------- ---------
Lynn, MA ....................  $1,206,734    $15,370,249      $2,039,091    1960       4/93
Millbury, MA ................     467,000     10,700,000         377,340    1996       6/97
New Bedford, MA .............                 10,859,303       1,219,213    1995      11/95
Newton, MA ..................     630,000     13,060,000       4,104,511    1977      10/85
Northampton, MA .............     187,500      2,897,112         310,475    1974       6/94
Peabody, MA .................     805,035      8,050,350       2,298,681    1987      10/90
Randolph, MA ................   1,001,640     10,016,400       1,859,319    1987      10/90
Weymouth, MA ................     850,000     11,569,932       1,228,315    1994       6/94
Wilmington, MA ..............     743,325      7,433,250       2,153,214    1987      10/90
Montgomery Village,MD .......   1,300,000     18,188,000       1,372,139    1994      11/95
Grand Blanc, MI .............     120,000      7,483,800       1,899,236    1970       5/88
Battle Creek, MI ............     146,970      7,821,413       1,098,958    1933       4/93
Kansas City, MO .............     238,000      8,797,900       2,300,458    1965       3/88
Bedford, NH .................     808,500     13,500,000         962,698    1920       6/94
Effingham Falls, NH .........   1,478,800     13,463,645       1,675,916    1985       4/93
Milford, NH .................      52,000      3,247,288         239,652    1900       1/96
Milford, NH .................      82,000      4,304,545         316,692    1972       1/96
Peterborough, NH ............     128,700      4,908,692         600,786    1976       1/96
Keene, NH ...................      87,000      3,775,917         276,660    1965       1/96
Winchester, NH ..............      35,000      3,398,325         252,252    1987       1/96
Bound Brook, NJ .............   1,176,000      2,800,000         487,155    1963      12/86
Bridgewater, NJ .............   1,193,400     13,872,344         928,387    1971       1/96
Camden, NJ ..................     450,250      8,785,030       2,500,411    1984      12/86
New Milford, NJ .............   1,090,000     12,200,000       3,055,271    1971      12/87
Oradell, NJ .................   1,714,000     16,700,000       1,217,619    1995      11/95
Marlton, NJ .................     240,000     14,300,000       1,142,388    1995      11/95
Cortland, NY ................     263,000     28,075,817       3,740,224    1971       8/93
Niskayuna, NY ...............     292,000     10,834,539       1,527,969    1976       3/93
Rensselaer, NY ..............                  1,400,000         145,850    1975      11/94
Troy, NY ....................      56,100     10,515,337       1,412,255    1972       8/93

                           THE MEDITRUST COMPANIES
                                SCHEDULE III
                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1998
                                                                    Cost
                                                                Capitalized/
                                                Building &        Adjusted
                                               Improvements    Subsequent to
                              Encumbrances    at Acquisition    Acquisitions
                              -------------- ---------------- ---------------
Bellbrook, OH ...............                   $ 2,787,134
Huber Heights, OH ...........                     3,593,360
Medina, OH ..................                    12,367,785
New London, OH ..............                     2,110,837
Swanton, OH .................                     5,500,000
Troy, OH ....................                     6,206,197
West Carrolton, OH ..........                     3,483,669
Erie, PA ....................                     5,128,000
Greensburg, PA ..............                     5,544,012
DeSoto, TX ..................                     5,709,730
MountlakeTerrace,WA .........                     4,831,020
Waterford, WI ...............                    13,608,228
4 facilities in WV ..........                    16,299,400
Medical Office Buildings
Tempe, AZ ...................                     8,239,068
Lakewood, CA ................                     8,317,585
Los Gatos, CA ...............                    13,453,194
Arcadia, CA .................   $7,675,842       10,764,952
Boca Raton, FL ..............                    17,968,149
Boca Raton, FL ..............                     8,847,282
Boynton Beach, FL ...........                     3,108,793
Boynton Beach, FL ...........                     4,414,510
Hollywood, FL ...............                     8,200,012
Jupiter, FL .................                     4,410,569
Loxahatchee, FL .............    2,590,922        3,483,338
Loxahatchee, FL .............    2,387,386        3,009,294
Loxahatchee, FL .............    2,584,023        3,281,910
Palm Bay, FL ................                     3,115,229
Palm Beach,FL ...............                    43,408,996
Plantation, FL ..............                     8,230,445



                                     Total
                                  Building &                                   Accumulated    Const.     Date
                              Improvements          Land (2)     Total (5)    Deprec.(4)(5)    Date   Acquired
                              ------------------ ------------- ------------- --------------- -------- ---------
Bellbrook, OH ...............  $    2,787,134     $   212,000   $ 2,999,134    $   573,341    1981      12/90
Huber Heights, OH ...........       3,593,360         174,000     3,767,360        738,134    1984      12/90
Medina, OH ..................      12,367,785         232,000    12,599,785      2,848,165    1954       4/88
New London, OH ..............       2,110,837          22,600     2,133,437        434,379    1985      12/90
Swanton, OH .................       5,500,000         350,000     5,850,000        554,245    1950       4/95
Troy, OH ....................       6,206,197         210,600     6,416,797        443,906    1970       1/96
West Carrolton, OH ..........       3,483,669         216,400     3,700,069        716,415    1983      12/90
Erie, PA ....................       5,128,000         335,000     5,463,000      1,397,040    1977      12/87
Greensburg, PA ..............       5,544,012         525,000     6,069,012      1,003,023    1991       6/90
DeSoto, TX ..................       5,709,730(7)      849,270     6,559,000      1,519,578    1988       1/88
MountlakeTerrace,WA .........       4,831,020       1,029,980     5,861,000        557,238    1987       5/93
Waterford, WI ...............      13,608,228(6)      280,000    13,888,228      1,926,696    1968       4/93
4 facilities in WV ..........      16,299,400         900,600    17,200,000      1,258,285    1987      12/95
Medical Office Buildings
Tempe, AZ ...................       8,239,068         555,000     8,794,068        284,804    1997       1/98
Lakewood, CA ................       8,317,585                     8,317,585        328,855    1997       1/98
Los Gatos, CA ...............      13,453,194                    13,453,194        512,952    1997       1/98
Arcadia, CA .................      10,764,952       3,500,000    14,264,952        307,779              11/97
Boca Raton, FL ..............      17,968,149                    17,968,149        661,149    1997       1/98
Boca Raton, FL ..............       8,847,282       3,900,000    12,747,282         53,508    1985      10/98
Boynton Beach, FL ...........       3,108,793         390,000     3,498,793        123,030    1997       1/98
Boynton Beach, FL ...........       4,414,510         455,000     4,869,510        181,082    1997       1/98
Hollywood, FL ...............       8,200,012                     8,200,012        317,935    1997       1/98
Jupiter, FL .................       4,410,569         695,000     5,105,569        172,292    1997       1/98
Loxahatchee, FL .............       3,483,338         880,000     4,363,338        131,463    1997       1/98
Loxahatchee, FL .............       3,009,294         560,000     3,569,294        109,074    1997       1/98
Loxahatchee, FL .............       3,281,910                     3,281,910        122,364    1997       1/98
Palm Bay, FL ................       3,115,229         390,000     3,505,229        114,306    1997       1/98
Palm Beach,FL ...............      43,408,996                    43,408,996                   1997       1/98
Plantation, FL ..............       8,230,445       1,090,000     9,320,445        327,800    1997       5/98

                                        THE MEDITRUST COMPANIES
                                             SCHEDULE III
                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                           December 31, 1998
                                                                           Cost
                                                                       Capitalized/
                                                      Building &         Adjusted           Total
                                                     Improvements     Subsequent to       Building &
                                   Encumbrances     at Acquisition     Acquisitions   Improvements
                                   -------------- ----------------- ----------------- -----------------
Plantation, FL ...................  $ 7,906,570    $    11,762,977                     $    11,762,977
Delray Beach, FL .................                      19,615,626                          19,615,626
Palm Spring, FL ..................                       4,900,274                           4,900,274
West Palm Beach, FL ..............                       7,318,439                           7,318,439
Concord, MA ......................
Voorhees, NJ .....................                      20,436,273                          20,436,273
Dallas, TX .......................                      16,189,492                          16,189,492
Edinburg, TX .....................                      10,788,524                          10,788,524
El Paso, TX ......................                      16,804,249                          16,804,249
Victoria, TX .....................                      10,282,627                          10,282,627
Rehabilitation
Topeka, KS .......................    4,847,654         10,353,830                          10,353,830
Land
Temecula, CA .....................      480,000
                                    -----------    ---------------        ---------    ---------------
 Subtotal ........................   53,238,189      1,670,308,873        6,061,562      1,676,370,435
                                    -----------    ---------------        ---------    ---------------
Hotels
Unallocated Dev & Const Costs                           23,490,528    $ (23,490,528)                --
Birmingham, AL ...................                       4,139,503           48,417          4,187,920
Birmingham, AL ...................                       8,568,797            3,158          8,571,955
Birmingham, AL ...................                       7,891,894            5,787          7,897,681
Huntsville, AL ...................                       7,117,420            4,165          7,121,586
Huntsville, AL ...................                       6,906,010           15,168          6,921,178
Mobile, AL .......................                       5,075,001           23,011          5,098,012
Montgomery, AL ...................                       8,236,093           49,225          8,285,318
Tuscaloosa, AL ...................                       3,472,470           47,580          3,520,050
Little Rock, AR ..................                       4,850,805            3,567          4,854,373
Little Rock, AR ..................                       3,116,595           82,417          3,199,013



                                                                         Accumulated    Const.     Date
                                       Land (2)         Total (5)       Deprec.(4)(5)    Date   Acquired
                                   --------------- ------------------- --------------- -------- ---------
Plantation, FL ...................  $   1,100,000    $   12,862,977     $     195,544    1997      1/98
Delray Beach, FL .................                       19,615,626           781,067    1997      1/98
Palm Spring, FL ..................                        4,900,274           151,219    1997      1/98
West Palm Beach, FL ..............        820,000         8,138,439           285,927    1997      1/98
Concord, MA ......................      1,850,000         1,850,000                      1997      1/98
Voorhees, NJ .....................      4,750,000        25,186,273           732,004    1997      1/98
Dallas, TX .......................        220,000        16,409,492           639,049    1997      1/98
Edinburg, TX .....................         95,000        10,883,524           371,694    1997      1/98
El Paso, TX ......................                       16,804,249           557,703    1997      1/98
Victoria, TX .....................                       10,282,627           349,279    1997      1/98
Rehabilitation
Topeka, KS .......................      1,295,499        11,649,329         2,551,321    1989      2/89
Land
Temecula, CA .....................        330,000           330,000(6)
                                    -------------    ----------------   -------------
 Subtotal ........................    216,889,096     1,893,259,531       145,464,498
                                    -------------    ----------------   -------------
Hotels
Unallocated Dev & Const Costs                  --                --                --      --        --
Birmingham, AL ...................        728,062         4,915,982            83,639    1985      7/98
Birmingham, AL ...................      1,512,123        10,084,078           135,550    1996      7/98
Birmingham, AL ...................      1,367,572         9,265,253           125,227    1997      7/98
Huntsville, AL ...................      1,253,577         8,375,163           126,285    1983      7/98
Huntsville, AL ...................      1,216,269         8,137,447           121,974    1985      7/98
Mobile, AL .......................        893,150         5,991,162            93,264    1979      7/98
Montgomery, AL ...................      1,450,990         9,736,308           151,225    1982      7/98
Tuscaloosa, AL ...................        610,351         4,130,401            67,972    1982      7/98
Little Rock, AR ..................        853,586         5,707,959            88,852    1983      7/98
Little Rock, AR ..................        547,549         3,746,562            61,508    1975      7/98

                           THE MEDITRUST COMPANIES
                                SCHEDULE III
                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1998

                                                        Cost
                                                     Capitalized/
                                       Building &      Adjusted      Total
                                      Improvements  Subsequent to   Building &                        Accumulated   Const.  Date
                        Encumbrances at Acquisition  Acquisitions Improvements  Land (2)  Total (5)   Deprec.(4)(5) Date   Acquired
                        ------------ -------------- ------------- ------------ ---------- ----------- ------------- ------ --------
Little Rock, AR ........              $ 7,403,968    $    20,758  $ 7,424,727  $1,303,986 $ 8,728,713  $130,539      1980     7/98
Little Rock, AR ........                3,824,783         32,054    3,856,837     672,523   4,529,360    78,821      1993     7/98
North Little Rock, AR ..                6,605,396          4,708    6,610,105   1,163,220   7,773,325   118,973      1983     7/98
Chandler, AZ ...........                6,078,484        457,913    6,536,397     951,803   7,488,199    88,046      1998     7/98
Flagstaff, AZ ..........                6,570,932          1,776    6,572,708   1,159,576   7,732,284   102,006      1996     7/98
Mesa, AZ ...............                7,370,306        164,120    7,534,426   1,327,392   8,861,818   120,347      1997     7/98
Peoria, AZ .............                6,013,092        166,476    6,179,568     963,994   7,143,562    95,403      1998     7/98
Phoenix, AZ ............                8,894,259         19,403    8,913,662   1,567,137  10,480,799   158,133      1973     7/98
Phoenix, AZ ............                7,884,309        306,341    8,190,651   1,388,910   9,579,561   147,751      1993     7/98
Phoenix, AZ ............                7,036,272        104,562    7,140,835     821,636   7,962,470   110,441      1997     7/98
Scottsdale, AZ .........               12,352,538         14,000   12,366,538   2,179,860  14,546,398   199,609      1996     7/98
Tempe, AZ ..............               12,584,021         27,755   12,611,777   2,218,271  14,830,048   175,807      1982     7/98
Tucson, AZ .............                8,901,960         56,587    8,958,548   1,568,496  10,527,044   159,829      1991     7/98
Tucson, AZ .............                7,789,754         30,310    7,820,065   1,372,224   9,192,289   140,556      1973     7/98
Tucson, AZ .............                6,811,360          1,778    6,813,138   1,202,005   8,015,143   106,629      1996     7/98
Bakersfield, CA ........                5,756,768         26,682    5,783,451   1,013,462   6,796,913   102,470      1986     7/98
Chula Vista, CA ........               14,703,759         27,355   14,731,114   2,592,343  17,323,457   202,999      1986     7/98
Costa Mesa, CA .........                7,592,769         29,737    7,622,506   1,337,462   8,959,968   137,357      1980     7/98
Fremont, CA ............                4,495,925      4,547,941    9,043,866   2,486,143  11,530,009        --      1999     7/98
Fresno, CA .............                3,965,010          9,781    3,974,791     697,269   4,672,060    75,038      1986     7/98
Irvine, CA .............               10,816,163         25,196   10,841,359   1,906,297  12,747,656   200,064      1987     7/98
La Palma, CA ...........               11,057,877        130,241   11,188,118   1,948,952  13,137,070   196,904      1994     7/98
Mission Valley, CA .....                       --             --           --   3,611,225   3,611,225        --       N/A     7/98
Ontario, CA ............                6,250,091      4,454,527   10,704,617   1,464,145  12,168,762    30,777      1998     7/98
Redding, CA ............                6,704,273        106,594    6,810,867   1,180,669   7,991,536   129,324      1993     7/98
Sacramento, CA .........               10,521,578         20,745   10,542,323          --  10,542,323   304,094      1985     7/98
Sacramento, CA .........                9,148,634         36,262    9,184,896   1,612,009  10,796,905   171,450      1993     7/98
San Bernardino, CA .....               10,729,322         32,931   10,762,254   1,890,972  12,653,226   187,539      1983     7/98
San Buenaventura, CA ...                5,873,995         29,527    5,903,522   1,034,149   6,937,671   107,948      1988     7/98
San Diego, CA ..........                5,173,136         33,200    5,206,336     910,468   6,116,804    95,628      1987     7/98

                                  THE MEDITRUST COMPANIES
                                        SCHEDULE III
                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                                     December 31, 1998

                                                        Cost
                                                     Capitalized/
                                       Building &      Adjusted       Total
                                      Improvements  Subsequent to    Building &                         Accumulated  Const.    Date
                        Encumbrances at Acquisition  Acquisitions  Improvements   Land (2)  Total (5)  Deprec.(4)(5)  Date  Acquired
                        ------------ -------------- -------------- ------------ ---------- ----------- ------------- ------ --------
South San Francisco, CA                $19,630,626   $    37,691    $19,668,317 $3,461,790 $23,130,107    $270,076   1987     7/98
Stockton, CA ...........                11,762,912        27,681     11,790,593  2,073,370  13,863,963     206,373   1984     7/98
Valencia, CA ...........                        --            --             --  2,487,486   2,487,486          --    N/A     7/98
Vista, CA ..............                 6,608,756        30,363      6,639,119  1,163,813   7,802,932     118,688   1987     7/98
Aurora, CO .............                10,090,478         2,810     10,093,288  1,778,234  11,871,522     176,699   1982     7/98
Colorado Springs, CO ...                 6,143,464         6,950      6,150,415  1,081,702   7,232,117     110,382   1985     7/98
Colorado Springs, CO ...                 7,591,836      (260,138)     7,331,698  1,238,742   8,570,440     128,180   1998     7/98
Denver, CO .............                11,755,008        35,579     11,790,587  2,071,975  13,862,562     205,457   1974     7/98
Denver, CO .............                 6,500,817       184,649      6,685,466  1,144,765   7,830,231     117,871   1974     7/98
Denver, CO .............                 7,894,924        66,315      7,961,239  1,390,784   9,352,023     140,596   1980     7/98
Denver, CO .............                13,981,316        69,837     14,051,153  2,467,291  16,518,444     228,027   1996     7/98
Denver, CO .............                10,627,274        13,056     10,640,330  1,512,646  12,152,977      66,043   1998     7/98
Grand Junction, CO .....                 6,687,464        60,001      6,747,465    466,163   7,213,628     120,162   1997     7/98
Lakewood, CO ...........                 7,571,644       851,707      8,423,352  1,106,781   9,530,132     130,628   1998     7/98
Lewisville, CO .........                 7,845,924        87,345      7,933,269  1,475,795   9,409,064     122,463   1997     7/98
Pueblo, CO .............                 7,280,369      (470,750)     6,809,619    742,076   7,551,695     119,996   1998     7/98
Westminister, CO .......                 8,880,218        36,371      8,916,589  1,564,659  10,481,248     157,977   1986     7/98
Westminister, CO .......                 9,863,738        58,759      9,922,498  1,738,221  11,660,719     175,933   1986     7/98
Wheat Ridge, CO ........                10,793,362        54,044     10,847,406  1,902,273  12,749,679     188,832   1985     7/98
Altamonte Springs, FL ..                 7,431,923        22,474      7,454,398  1,309,077   8,763,475     131,533   1987     7/98
Brandon, FL ............                 8,192,791        18,258      8,211,049  1,208,344   9,419,393     131,509   1997     7/98
Clearwater, FL .........                 6,852,662        48,657      6,901,319  1,206,855   8,108,174     123,509   1988     7/98
Coral Springs, FL ......                 7,888,175        67,541      7,955,716  1,389,593   9,345,309     144,046   1994     7/98
Daytona Beach, FL ......                 7,201,071        36,684      7,237,755  1,268,339   8,506,094     131,960   1991     7/98
Deerfield Beach, FL ....                 6,432,943        62,649      6,495,593  1,132,787   7,628,380     116,429   1986     7/98
Fort Lauderdale, FL ....                12,286,111        26,068     12,312,180  2,165,699  14,477,879     200,847   1995     7/98
Fort Lauderdale, FL ....                 9,039,567       538,445      9,578,012  1,416,013  10,994,025     164,703   1998     7/98
Fort Lauderdale, FL ....                        --            --             --    648,808     648,808          --    N/A     7/98
Fort Myers, FL .........                 7,471,064        23,080      7,494,144  1,315,985   8,810,129     132,353   1984     7/98
Gainesville, FL ........                 8,137,122        30,698      8,167,821  1,433,525   9,601,346     143,838   1989     7/98

                          THE MEDITRUST COMPANIES
                                SCHEDULE III
                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                             December 31, 1998

                                                       Cost
                                                   Capitalized/
                                     Building &      Adjusted         Total
                                    Improvements  Subsequent to    Building &                          Accumulated  Const.   Date
                      Encumbrances at Acquisition  Acquisitions  Improvements    Land (2)  Total (5)  Deprec.(4)(5) Date   Acquire
                      ------------ -------------- -------------  ------------- ---------- ----------- ------------- ------ -------
Jacksonville, FL .....              $ 6,408,732    $    22,532    $ 6,431,264  $1,128,515 $ 7,559,779    $114,797    1980    7/98
Jacksonville, FL .....                6,923,144         14,994      6,938,138   1,219,293   8,157,431     122,310    1986    7/98
Jacksonville, FL .....                7,413,329         16,939      7,430,268   1,305,796   8,736,064     130,254    1982    7/98
Jacksonville, FL .....                7,987,537         91,145      8,078,682   1,343,005   9,421,687     130,752    1997    7/98
Lake Mary, FL ........                7,511,096        408,865      7,919,961   1,020,912   8,940,872     137,678    1998    7/98
Lakeland, FL .........                7,973,877        125,672      8,099,549   1,189,768   9,289,317     129,322    1997    7/98
Miami, FL ............               13,206,890         85,864     13,292,755   2,328,189  15,620,944     228,491    1986    7/98
Miami, FL ............                8,948,658      1,141,346     10,090,004   1,537,039  11,627,043     126,534    1998    7/98
Ocala, FL ............                6,882,908        229,922      7,112,829     891,376   8,004,205     123,006    1998    7/98
Orlando, FL ..........                6,656,415      1,395,162      8,051,577   1,011,827   9,063,404      73,280    1998    7/98
Orlando, FL ..........                2,230,894      4,797,302      7,028,196   1,339,955   8,368,151          --    1999    7/98
Orlando, FL ..........                1,570,657      5,460,020      7,030,677   2,590,302   9,620,979          --    1999    7/98
Orlando, FL ..........               10,251,049         20,532     10,271,582   1,806,570  12,078,152     180,877    1987    7/98
Orlando, FL ..........               15,422,958         37,380     15,460,338   2,719,260  18,179,598     263,787    1994    7/98
Panama City, FL ......                6,802,665         98,484      6,901,149   1,097,320   7,998,469     115,778    1997    7/98
Pensacola, FL ........                8,957,428         29,297      8,986,725   1,578,284  10,565,009     155,841    1985    7/98
Pinellas Park, FL ....                6,623,817         37,495      6,661,312   1,166,470   7,827,782     116,278    1985    7/98
Plantation, FL .......                6,824,583      2,502,305      9,326,889   1,378,533  10,705,421          --    1998    7/98
St. Petersburg, FL ...                5,792,905         22,185      5,815,091   1,019,839   6,834,930     108,049    1987    7/98
Tallahassee, FL ......               13,048,829         18,928     13,067,757   2,300,296  15,368,053     226,907    1979    7/98
Tallahassee, FL ......                8,149,524         44,412      8,193,937   1,435,713   9,629,650     143,665    1986    7/98
Tampa, FL ............                3,659,646         60,646      3,720,293     643,382   4,363,675      69,082    1984    7/98
Tampa, FL ............               11,881,605         43,125     11,924,730   2,094,316  14,019,046     164,139    1983    7/98
Tampa, FL ............                6,869,201         46,061      6,915,263   1,160,882   8,076,145     111,043    1997    7/98
Alpharetta, GA .......                7,423,945         (8,091)     7,415,854   1,632,105   9,047,959     121,271    1997    7/98
Atlanta, GA ..........                6,461,075      1,788,405      8,249,480   2,196,386  10,445,867      25,936    1998    7/98
Atlanta, GA ..........                5,784,092      2,402,354      8,186,446   1,366,704   9,553,150          --    1998    7/98
Augusta, GA ..........                4,852,929         44,749      4,897,678     853,961   5,751,639      88,286    1985    7/98
Austell, GA ..........                4,373,863         22,370      4,396,233     769,420   5,165,653      80,926    1986    7/98
College Park, GA .....                2,929,266        126,292      3,055,559     514,491   3,570,050      62,287    1979    7/98

                           THE MEDITRUST COMPANIES
                                SCHEDULE III
                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1998

                                                        Cost
                                                    Capitalized/
                                      Building &      Adjusted        Total
                                     Improvements  Subsequent to   Building &                          Accumulated  Const.   Date
                      Encumbrances  at Acquisition  Acquisitions Improvements   Land (2)   Total (5)  Deprec.(4)(5) Date    Acquired
                      ------------- -------------- ------------- ------------ ----------- ----------- ------------- ------ ---------
College Park, GA .....               $ 3,110,554     $   9,170    $ 3,119,725 $   546,483 $ 3,666,208    $ 51,569    1995     7/98
Columbus, GA .........                 6,123,710        33,180      6,156,890   1,078,216   7,235,106     115,560    1980     7/98
Conyers, GA ..........                 6,853,690       893,917      7,747,607   1,263,029   9,010,636     116,068    1998     7/98
Lithonia, GA .........                 3,625,380        24,137      3,649,517     637,335   4,286,852      70,269    1985     7/98
Macon, GA ............                 6,601,559         4,511      6,606,070   1,164,981   7,771,051     100,110    1996     7/98
Marietta, GA .........                 6,051,123        57,742      6,108,865   1,065,407   7,174,272     107,482    1984     7/98
Norcross, GA .........                 4,392,960        13,913      4,406,874     772,790   5,179,664      79,572    1986     7/98
Norcross, GA .........                 4,462,376        58,443      4,520,820     785,040   5,305,860      85,521    1983     7/98
Savannah, GA .........                 9,292,087         9,665      9,301,752   1,637,342  10,939,094     161,426    1982     7/98
Savannah, GA .........                 4,462,501        14,049      4,476,551     785,062   5,261,613      72,818    1995     7/98
Tucker, GA ...........                 4,545,700        12,393      4,558,094     799,744   5,357,838      82,076    1987     7/98
Arlington Heights, IL                  8,371,126        72,221      8,443,348   1,474,819   9,918,167     153,826    1989     7/98
Champaign, IL ........                 2,645,580       135,679      2,781,258     447,686   3,228,944      70,810    1982     7/98
Elk Grove Village, IL                  8,987,067        76,370      9,063,438   1,583,515  10,646,953     165,212    1985     7/98
Hoffman Estates, IL ..                 9,254,248        30,316      9,284,564   1,630,664  10,915,228     167,012    1989     7/98
Moline, IL ...........                 2,257,510        38,326      2,295,836     395,911   2,691,747      83,399    1986     7/98
Oakbrook Terrace, IL .                 8,738,589        93,467      8,832,056   1,539,666  10,371,722     159,120    1984     7/98
Schaumburg, IL .......                 8,309,673        10,362      8,320,035   1,463,975   9,784,010     149,998    1982     7/98
Indianapolis, IN .....                 9,561,210        69,123      9,630,333   1,684,834  11,315,167     163,526    1980     7/98
Indianapolis, IN .....                 3,530,754        16,056      3,546,810     602,589   4,149,399     109,256    1981     7/98
Merrillville, IN .....                 3,323,615       189,142      3,512,757     574,980   4,087,737      75,071    1979     7/98
Lenexa, KS ...........                 5,758,096        75,485      5,833,581   1,013,679   6,847,260     129,742    1978     7/98
Wichita, KS ..........                 3,479,512       463,411      3,942,923          --   3,942,923     399,852    1978     7/98
Lexington, KY ........                 5,300,151        18,229      5,318,380     932,883   6,251,263      88,077    1982     7/98
Alexandria, LA .......                 6,814,270       (40,054)     6,774,216     995,042   7,769,257     116,289    1997     7/98
Baton Rouge, LA ......                 9,845,427        26,402      9,871,829   1,734,990  11,606,819     174,286    1984     7/98
Bossier City, LA .....                10,601,965         5,506     10,607,471   1,868,497  12,475,968     186,574    1982     7/98
Gretna, LA ...........                 8,561,779        23,158      8,584,937   1,508,464  10,093,401     150,666    1985     7/98
Kenner, LA ...........                14,984,662        42,956     15,027,619   2,641,914  17,669,533     257,869    1993     7/98
Lafayette, La, LA ....                 7,540,154        10,278      7,550,432   1,328,177   8,878,609     136,499    1969     7/98

                                 THE MEDITRUST COMPANIES
                                       SCHEDULE III
                         REAL ESTATE AND ACCUMULATED DEPRECIATION
                                    December 31, 1998

                                                   Cost
                                                Capitalized/
                                  Building &      Adjusted         Total
                                 Improvements  Subsequent to    Building &                          Accumulated   Const.     Date
                   Encumbrances at Acquisition  Acquisitions  Improvements    Land (2)   Total (5)  Deprec.(4)(5)  Date   Acquired
                   ------------ -------------- -------------- ------------  ----------- ----------- ------------- -------- -------
Metairie, LA .....               $10,786,292     $    73,550   $10,859,842  $        -- $10,859,842   $683,251     1967      7/98
Metairie, LA .....                15,458,306          15,847    15,474,153           --  15,474,153    694,626     1985      7/98
Monroe, LA .......                 5,384,339           5,381     5,389,720      947,739   6,337,459     98,986     1984      7/98
New Orleans, LA ..                 4,354,349          48,964     4,403,314      765,976   5,169,290     80,790     1985      7/98
New Orleans, LA ..                 7,135,565          34,317     7,169,882    1,256,779   8,426,661    125,732     1985      7/98
New Orleans, LA ..                 5,307,196       6,213,888    11,521,084    1,223,302  12,744,386         --     1999      7/98
Shreveport, LA ...                 6,505,540         (55,955)    6,449,585      664,699   7,114,284    107,803     1997      7/98
Slidell, LA ......                 6,451,551          68,363     6,519,914    1,136,071   7,655,985    118,134     1993      7/98
Sulphur, LA ......                 9,120,039           4,618     9,124,657    1,606,980  10,731,637    159,636     1985      7/98
Hazelwood, MO ....                 2,240,543          26,589     2,267,133      392,775   2,659,908     81,010     1977      7/98
St Louis, MO .....                 9,461,134         (94,739)    9,366,396      867,193  10,233,589    150,453     1997      7/98
Jackson, MS ......                 2,896,382          49,830     2,946,212      508,688   3,454,900     62,034     1974      7/98
Jackson, MS ......                 4,212,283          42,066     4,254,349      709,949   4,964,298     69,785     1993      7/98
Cary, NC .........                13,293,656         (55,763)   13,237,893    2,345,939  15,583,832    196,437     1996      7/98
Cary, NC .........                 8,728,546        (367,174)    8,361,372    1,653,827  10,015,199    221,880     1998      7/98
Charlotte, NC ....                 5,439,007       2,392,286     7,831,293    1,227,118   9,058,411         --     1998      7/98
Charlotte, NC ....                 6,860,195          32,041     6,892,237    1,208,184   8,100,421    122,750     1985      7/98
Charlotte, NC ....                 4,462,651          15,453     4,478,104      783,722   5,261,826     82,767     1986      7/98
Durham, NC .......                   690,651       4,118,626     4,809,277    1,147,248   5,956,525         --     1999      7/98
Greensboro, NC ...                    91,528       4,090,360     4,181,888    1,241,004   5,422,892         --     1999      7/98
Greensboro, NC ...                        --              --            --      289,698     289,698         --      N/A      7/98
Raleigh, NC ......                 1,381,047       6,114,382     7,495,429    1,244,653   8,740,082         --     1999      7/98
Raleigh, NC ......                 9,240,392         121,089     9,361,482    1,484,478  10,845,960    148,371     1997      7/98
Winston-Salem, NC                  1,516,141       4,002,848     5,518,988    1,707,220   7,226,208         --     1999      7/98
Omaha, NE ........                 4,063,807          74,738     4,138,545      706,438   4,844,983     89,518     1981      7/98
Albuquerque, NM ..                 6,979,226          22,423     7,001,649    1,229,190   8,230,839    125,185     1970      7/98
Albuquerque, NM ..                 9,657,110           9,379     9,666,490    1,701,758  11,368,248    169,154     1985      7/98
Albuquerque, NM ..                 7,419,168          34,142     7,453,310    1,306,827   8,760,137    131,066     1982      7/98
Albuquerque, NM ..                 7,061,635         707,073     7,768,708      815,418   8,584,126    111,657     1997      7/98
Farmington, NM ...                 5,354,541          27,357     5,381,899    1,037,151   6,419,050     98,082     1983      7/98

                           THE MEDITRUST COMPANIES
                                SCHEDULE III
                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1998

                                                     Cost
                                                   Capitalized/
                                    Building &       Adjusted         Total
                                   Improvements   Subsequent to    Building &                         Accumulated   Const.  Date
                     Encumbrances at Acquisition   Acquisitions  Improvements  Land (2)    Total (5)  Deprec.(4)(5) Date   Acquired
                     ------------ --------------- -------------  ------------ ----------- ----------- ------------- ------ --------
Las Cruces, NM ......              $ 3,887,580    $    12,977    $ 3,900,557  $   683,605 $ 4,584,162   $ 73,904     1990    7/98
Santa Fe, NM ........               10,482,425         38,475     10,520,900    1,847,401  12,368,301    181,345     1986    7/98
Las Vegas, NV .......                4,095,884      3,895,557      7,991,441    1,418,487   9,409,928         --     1999    7/98
Las Vegas, NV .......                       --             --             --           --          --         --    Leased   7/98
Las Vegas, NV .......               10,831,428      1,983,925     12,815,353    1,899,819  14,715,172    214,320     1994    7/98
Reno, NV ............                6,292,389         24,382      6,316,772    1,107,983   7,424,755    114,115     1981    7/98
Columbus, OH ........                4,261,818         37,333      4,299,151      749,647   5,048,798    121,846     1980    7/98
Del City, OK ........                5,994,389         12,223      6,006,612    1,055,395   7,062,007    107,797     1985    7/98
Norman, OK ..........                6,512,329        (26,934)     6,485,395      974,479   7,459,874    105,907     1997    7/98
Oklahoma City, OK ...                2,431,771      4,322,216      6,753,986    1,325,810   8,079,796         --     1999    7/98
Oklahoma City, OK ...                7,521,155         83,859      7,605,015    1,324,824   8,929,839    134,718     1979    7/98
Oklahoma City, OK ...               12,707,607         59,460     12,767,067    2,240,080  15,007,147    213,575     1996    7/98
Tulsa, OK ...........                3,764,727         41,662      3,806,389      661,925   4,468,314     71,130     1974    7/98
Tulsa, OK ...........                4,816,485         24,065      4,840,551      847,530   5,688,081     88,254     1985    7/98
Tulsa, OK ...........                4,210,223         17,848      4,228,071      740,542   4,968,613     77,851     1990    7/98
Moon Township, PA ...                5,617,668         46,154      5,663,821      988,897   6,652,718    108,695     1985    7/98
Anderson, SC ........                3,482,009         21,922      3,503,931      612,034   4,115,965     56,141     1995    7/98
Columbia, SC ........                3,225,225         55,986      3,281,211      566,719   3,847,930     63,495     1980    7/98
Greensboro, SC ......                5,980,091         22,028      6,002,119    1,052,872   7,054,991    109,817     1981    7/98
Greenville, SC ......                  991,210      4,516,697      5,507,907      852,127   6,360,034         --     1999    7/98
Myrtle Beach, SC ....                7,317,710        275,349      7,593,059    1,841,290   9,434,349    117,881     1996    7/98
North Charleston, SC                 5,307,416         25,370      5,332,786      934,165   6,266,951     96,527     1981    7/98
Chattanooga, TN .....                5,721,768         13,860      5,735,628    1,007,285   6,742,913     92,497     1995    7/98
Kingsport, TN .......                5,113,764        (50,615)     5,063,149      889,325   5,952,474     96,533     1995    7/98
Knoxville, TN .......                5,550,237         25,654      5,575,891      977,015   6,552,906    101,349     1986    7/98
Knoxville, TN .......                3,878,194         13,380      3,891,574      681,949   4,573,523     80,208     1995    7/98
Memphis, TN .........                3,336,592      3,947,805      7,284,398    1,514,027   8,798,424         --     1998    7/98
Memphis, TN .........                5,745,873         13,826      5,759,700    1,011,539   6,771,239    108,386     1979    7/98
Memphis, TN .........                3,519,797         57,170      3,576,967      618,702   4,195,669     67,594     1983    7/98
Memphis, TN .........                6,051,153         24,867      6,076,020    1,065,412   7,141,432    110,110     1986    7/98

                           THE MEDITRUST COMPANIES
                                SCHEDULE III
                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1998

                                                       Cost
                                                    Capitalized/
                                      Building &      Adjusted         Total
                                     Improvements  Subsequent to    Building &                        Accumulated   Const.  Date
                       Encumbrances at Acquisition  Acquisitions  Improvements   Land (2)  Total (5)  Deprec.(4)(5) Date   Acquired
                       ------------ -------------- -------------  ------------ ---------- ----------- ------------- ------ --------
Nashville-South, TN ..               $ 8,235,038    $   24,347     $ 8,259,386 $1,450,804 $ 9,710,190   $148,121    1982    7/98
Nashville-South, TN ..                 4,992,812        38,776       5,031,588    878,646   5,910,234     98,104    1979    7/98
Nashville-South, TN ..                 8,741,098        17,693       8,758,791  1,540,108  10,298,899    154,335    1993    7/98
Abilene, TX ..........                 4,621,327         8,450       4,629,777    813,090   5,442,867     84,747    1979    7/98
Addison, TX ..........                12,293,005        16,588      12,309,593  2,169,354  14,478,947    196,782    1996    7/98
Amarillo, TX .........                 6,732,642        29,486       6,762,128  1,185,675   7,947,803    122,300    1983    7/98
Amarillo, TX .........                 5,386,670         2,377       5,389,047    948,151   6,337,198     95,991    1986    7/98
Arlington, TX ........                13,933,240       141,841      14,075,081  2,456,369  16,531,450    259,369    1989    7/98
Arlington, TX ........                 8,267,633        13,618       8,281,251  1,471,857   9,753,108    130,832    1997    7/98
Austin, TX ...........                 3,412,522     4,200,001       7,612,523  2,946,105  10,558,628         --    1998    7/98
Austin, TX ...........                 1,041,028     5,195,294       6,236,321  1,212,401   7,448,722         --    1999    7/98
Austin, TX ...........                 9,775,256         2,836       9,778,092  1,722,589  11,500,681    170,692    1983    7/98
Austin, TX ...........                 8,439,970        12,607       8,452,577  1,486,968   9,939,545    149,252    1972    7/98
Austin, TX ...........                10,532,391        51,775      10,584,166  1,856,219  12,440,385    150,227    1975    7/98
Austin, TX ...........                 9,870,999        32,117       9,903,116  1,739,503  11,642,619    172,766    1977    7/98
Austin, TX ...........                11,881,356        65,534      11,946,891  2,094,272  14,041,163    210,366    1993    7/98
Austin, TX ...........                15,276,708        43,101      15,319,809  2,695,890  18,015,699    225,808    1996    7/98
Balcones Heights, TX .                   133,941         2,028         135,969         --     135,969      2,808    1968    7/98
Baytown, TX ..........                 5,344,949        35,116       5,380,065    940,788   6,320,853     96,932    1984    7/98
Beaumont, TX .........                 7,210,109        24,503       7,234,612  1,269,934   8,504,546    128,572    1979    7/98
Bedford, TX ..........                 4,794,865        16,092       4,810,958    843,697   5,654,655     93,549    1991    7/98
Clute, TX ............                 4,402,811        26,462       4,429,273    774,528   5,203,801     84,207    1977    7/98
College Station, TX ..                11,461,417        23,378      11,484,796  2,020,165  13,504,961    202,645    1980    7/98
Corpus Christi, TX ...                 8,802,172        72,723       8,874,896  1,550,886  10,425,782    155,715    1983    7/98
Corpus Christi, TX ...                 5,521,350        24,124       5,545,474    971,918   6,517,392    101,463    1973    7/98
Dallas, TX ...........                 5,551,202        13,086       5,564,288    977,185   6,541,473    111,294    1971    7/98
Dallas, TX ...........                 7,544,290        10,413       7,554,704  1,603,738   9,158,442    131,978    1975    7/98
Dallas, TX ...........                 8,225,565        10,760       8,236,325  1,449,132   9,685,457    144,264    1974    7/98
Dallas, TX ...........                 4,737,976         2,477       4,740,453    833,675   5,574,128     83,819    1974    7/98
Dallas, TX ...........                 7,045,322         3,955       7,049,278  1,240,854   8,290,132    122,091    1978    7/98

                          THE MEDITRUST COMPANIES
                                SCHEDULE III
                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                             December 31, 1998

                                                      Cost
                                                  Capitalized/
                                    Building &      Adjusted          Total
                                   Improvements  Subsequent to     Building &                          Accumulated  Const.   Date
                     Encumbrances at Acquisition  Acquisitions   Improvements   Land (2)   Total (5)  Deprec.(4)(5) Date    Acquired
                     ------------ -------------- --------------  ------------ ----------- ----------- ------------- ------ ---------
Del Rio, TX ........              $ 2,774,995     $    15,724     $ 2,790,720 $   487,267 $ 3,277,987   $ 54,967    1993      7/98
Denton, TX .........                4,732,766          56,899       4,789,666     832,756   5,622,422     87,639    1992      7/98
Eagle Pass, TX .....                6,068,832          10,109       6,078,942   1,068,532   7,147,474    109,889    1982      7/98
El Paso, TX ........                1,993,099       1,533,248       3,526,348     349,285   3,875,633     42,337    1989      7/98
El Paso, TX ........                6,435,249          32,428       6,467,677   1,133,194   7,600,871    114,839    1980      7/98
El Paso, TX ........                6,701,217          25,309       6,726,527   1,180,130   7,906,657    120,900    1969      7/98
El Paso, TX ........                6,166,588          10,507       6,177,095   1,085,783   7,262,878    111,279    1984      7/98
Euless, TX .........                6,665,600           6,421       6,672,021   1,173,844   7,845,865    120,335    1981      7/98
Farmers Branch, TX .                7,087,609          10,975       7,098,584   1,248,316   8,346,900    123,333    1990      7/98
Fort Stockton, TX ..                3,736,240           6,086       3,742,326     656,898   4,399,224     67,166    1994      7/98
Fort Worth, TX .....                9,224,663          12,253       9,236,916   1,627,882  10,864,798    147,814    1996      7/98
Fort Worth, TX .....                7,974,545         159,330       8,133,875   1,196,924   9,330,799    138,014    1997      7/98
Galveston, TX ......                6,842,408          65,872       6,908,280   1,205,045   8,113,325    131,978    1988      7/98
Garland, TX ........                7,129,797           6,042       7,135,839   1,255,761   8,391,600    125,526    1979      7/98
Georgetown, TX .....                4,808,723          29,132       4,837,855     846,160   5,684,015     84,021    1994      7/98
Grand Prairie, TX ..                5,233,559          32,708       5,266,267     921,131   6,187,398     94,468    1980      7/98
Harlingen, TX ......                7,120,695          49,035       7,169,730   1,254,155   8,423,885    129,477    1982      7/98
Houston, TX ........                1,617,173       4,622,710       6,239,883   1,501,567   7,741,449         --    1999      7/98
Houston, TX ........                8,821,421          74,646       8,896,068   1,554,283  10,450,351    160,902    1969      7/98
Houston, TX ........                4,420,603           8,406       4,429,009     636,698   5,065,707     87,605    1973      7/98
Houston, TX ........                5,890,076          16,021       5,906,097   1,036,987   6,943,084    108,023    1977      7/98
Houston, TX ........                6,273,192          71,646       6,344,838   1,104,595   7,449,433    113,998    1978      7/98
Houston, TX ........                6,642,552          37,318       6,679,870   1,169,777   7,849,647    121,034    1985      7/98
Houston, TX ........               10,399,067          31,742      10,430,809   1,832,691  12,263,500    182,455    1986      7/98
Houston, TX ........                6,018,910          21,551       6,040,461   1,059,722   7,100,183    108,890    1989      7/98
Houston, TX ........                2,274,304           8,038       2,282,342     398,909   2,681,251     54,367    1989      7/98
Houston, TX ........                3,695,447           2,751       3,698,198     649,699   4,347,897     73,246    1976      7/98
Houston, TX ........                6,076,965          24,937       6,101,903   1,069,967   7,171,870    110,169    1977      7/98
Houston, TX ........                4,067,389          17,350       4,084,739     715,336   4,800,075     75,994    1980      7/98
Houston, TX ........                7,007,505          19,742       7,027,247   1,234,180   8,261,427    125,260    1981      7/98

                         THE MEDITRUST COMPANIES
                               SCHEDULE III
                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                            December 31, 1998

                                                          Cost
                                                     Capitalized/
                                        Building &      Adjusted        Total
                                       Improvements  Subsequent to   Building &                        Accumulated   Const.  Date
                         Encumbrances at Acquisition  Acquisitions Improvements  Land (2)   Total (5)  Deprec.(4)(5) Date   Acquired
                         ------------ -------------- ------------- ------------ ---------  ----------- ------------- ----   --------
Houston, TX .............              $ 7,426,052   $ (45,019)     $ 7,381,033 $  873,698 $ 8,254,731  $  118,669   1997    7/98
Houston, TX .............               12,152,069     386,205       12,538,274  2,755,165  15,293,438     208,069   1998    7/98
Huntsville, TX ..........                6,758,618      26,842        6,785,460  1,190,259   7,975,719     112,665   1996    7/98
Irving, TX ..............                8,641,754       5,127        8,646,882  1,522,577  10,169,459     156,923   1974    7/98
Irving, TX ..............               11,014,227      13,919       11,028,146  1,943,687  12,971,833     177,453   1996    7/98
Killeen, TX .............                5,932,179       4,208        5,936,386  1,044,191   6,980,577     108,749   1976    7/98
La Marque, TX ...........                2,205,750     (39,445)       2,166,305    389,250   2,555,555          --   1990    7/98
La Porte, TX ............                7,485,670       6,796        7,492,466  1,318,562   8,811,028     132,262   1985    7/98
Laredo, TX ..............               10,698,219      45,637       10,743,856  1,885,483  12,629,339     194,601   1969    7/98
Lewisville, TX ..........                6,832,961      15,209        6,848,170  1,203,378   8,051,548     121,621   1984    7/98
Live Oak, TX ............                6,889,107      10,531        6,899,638  1,213,286   8,112,924     125,221   1986    7/98
Longview, TX ............                5,944,128      15,093        5,959,222  1,046,525   7,005,747     106,274   1983    7/98
Lubbock, TX .............                7,098,710      11,440        7,110,151  1,250,275   8,360,426     128,845   1976    7/98
Lubbock, TX .............                5,815,970     127,162        5,943,133  1,023,909   6,967,042     112,195   1994    7/98
Lufkin, TX ..............                5,887,501      43,602        5,931,104  1,036,533   6,967,637     106,236   1984    7/98
Mesquite, TX ............                       --          --               --    341,446     341,446          --    N/A    7/98
Midland, TX .............                4,982,957      24,901        5,007,859    876,907   5,884,766      94,158   1983    7/98
Nacogdoches, TX .........                3,352,383      32,951        3,385,334    589,159   3,974,493      63,307   1984    7/98
North Richland Hills, TX                 5,707,616       7,993        5,715,609  1,004,788   6,720,397      99,960   1993    7/98
Odessa, TX ..............                6,327,946      33,590        6,361,537  1,114,258   7,475,795     113,565   1981    7/98
Plano, TX ...............                4,370,769      67,958        4,438,727    768,874   5,207,601      80,306   1980    7/98
Plano, TX ...............                9,439,404    (459,088)       8,980,316  1,269,573  10,249,889     155,317   1997    7/98
Round Rock, TX ..........               10,234,147      49,912       10,284,060  1,803,588  12,087,648     183,930   1991    7/98
San Angelo, TX ..........                5,962,114      21,409        5,983,523  1,049,699   7,033,222     114,787   1986    7/98
San Antonio, TX .........               20,288,264      73,140       20,361,404  3,577,844  23,939,248     314,471   1968    7/98
San Antonio, TX .........                9,913,036       7,550        9,920,586  1,746,921  11,667,507   1,259,770   1968    7/98
San Antonio, TX .........                6,526,296      24,876        6,551,172  1,149,261   7,700,433     118,533   1970    7/98
San Antonio, TX .........                9,172,066      67,996        9,240,062  1,616,162  10,856,224     167,771   1975    7/98
San Antonio, TX .........                5,697,351       3,596        5,700,947  1,002,977   6,703,924     722,890   1975    7/98
San Antonio, TX .........                5,627,889      34,285        5,662,175    990,719   6,652,894     103,906   1981    7/98

                                  THE MEDITRUST COMPANIES
                                        SCHEDULE III
                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                                     December 31, 1998

                                                      Cost
                                                   Capitalized/
                                     Building &      Adjusted       Total
                                    Improvements  Subsequent to    Building &                         Accumulated   Const. Date
                      Encumbrances at Acquisition  Acquisitions  Improvements  Land (2)    Total (5)  Deprec.(4)(5) Date  Acquired
                      ------------ -------------- -------------- ------------ ----------  ----------- ------------- ----- -------
San Antonio, TX ......               $10,806,800   $    34,395   $10,841,195  $1,904,644  $12,745,839   $154,217    1982   7/98
San Antonio, TX ......                12,794,370         4,917    12,799,287   2,255,392   15,054,679    224,861    1984   7/98
San Antonio, TX ......                 3,284,488        26,366     3,310,854     577,177    3,888,031     63,674    1974   7/98
San Antonio, TX ......                 5,311,012        22,211     5,333,224     934,799    6,268,023     99,057    1976   7/98
San Antonio, TX ......                        --            --            --   1,432,542    1,432,542         --     N/A   7/98
San Marcos, TX .......                 7,024,196        30,615     7,054,811   1,237,126    8,291,937    120,636    1995   7/98
Shenandoah, TX .......                 9,129,561        40,777     9,170,338   1,608,643   10,778,981    158,531    1986   7/98
Shermann, TX .........                 7,584,039       (68,288)    7,515,751     954,414    8,470,164    124,825    1997   7/98
Stafford, TX .........                 9,515,881        14,469     9,530,351   1,676,835   11,207,186    169,928    1990   7/98
Temple, TX ...........                 4,846,042         1,400     4,847,443     852,745    5,700,188     85,758    1984   7/98
Texarkana, TX ........                 4,948,588        50,127     4,998,715     870,842    5,869,557     92,109    1982   7/98
Texas City, TX .......                 4,027,610         3,766     4,031,376     708,316    4,739,692     71,245    1978   7/98
Tyler, TX ............                 9,253,152         4,279     9,257,431   1,630,453   10,887,884    161,047    1983   7/98
Victoria, TX .........                 7,226,090        18,363     7,244,453   1,272,754    8,517,207    128,596    1984   7/98
Waco, TX .............                 6,689,172         4,977     6,694,150   1,292,751    7,986,901    124,851    1971   7/98
White Settlement, TX .                 6,233,038         2,793     6,235,832   1,097,492    7,333,324    110,828    1980   7/98
Wichita Falls, TX ....                 5,020,159         5,209     5,025,368     883,472    5,908,840     92,949    1973   7/98
Layton, UT ...........                 3,669,799        10,653     3,680,452     645,173    4,325,625     74,157    1988   7/98
Midvale, UT ..........                 5,820,947       104,811     5,925,759   1,024,752    6,950,511    121,664    1978   7/98
Ogden, UT ............                 8,909,631      (270,496)    8,639,136     791,871    9,431,007    132,904    1997   7/98
Salt Lake City, UT ...                        --            --            --   6,577,985    6,577,985         --     N/A   7/98
Salt Lake City, UT ...                 8,538,608        14,981     8,553,589   1,530,439   10,084,028    132,464    1997   7/98
Bristol, VA ..........                 3,808,727         4,367     3,813,094     669,690    4,482,784     67,945    1995   7/98
Hampton, VA ..........                 4,507,663        28,888     4,536,551     793,032    5,329,583     85,261    1985   7/98
Richmond, VA .........                 3,173,648        30,033     3,203,682     557,617    3,761,299     63,947    1987   7/98
Virginia Beach, VA ...                 3,702,148        17,685     3,719,833     650,882    4,370,715     74,786    1984   7/98
Kirkland, WA .........                11,147,010       149,368    11,296,378   1,951,151   13,247,529    220,549    1986   7/98

                                         THE MEDITRUST COMPANIES
                                              SCHEDULE III
                                REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            December 31, 1998
                                                                               Cost
                                                                           Capitalized/
                                                           Building &        Adjusted          Total
                                                          Improvements    Subsequent to     Building &
                                         Encumbrances    at Acquisition    Acquisitions  Improvements
                                         -------------- ---------------- --------------- ----------------
Sea-Tac, WA ............................                 $    7,647,560    $   170,337    $    7,817,897
Tacoma, WA .............................                      8,956,029         99,004         9,055,032
Cheyenne, WY ...........................                      2,793,345         67,132         2,860,477
                                                         --------------    -----------    --------------
 Subtotal ..............................           --     2,124,497,074     78,822,780     2,203,319,854
                                                   --    --------------    -----------    --------------
 Grand Total ...........................  $53,238,189    $3,794,805,947    $84,884,342    $3,879,690,289
                                          ===========    ==============    ===========    ==============



                                                                            Accumulated    Const.     Date
                                             Land (2)        Total (5)     Deprec.(4)(5)    Date   Acquired
                                         --------------- ---------------- --------------- -------- ---------
Sea-Tac, WA ............................  $  1,332,999    $    9,150,896   $    165,440    1987      7/98
Tacoma, WA .............................     1,562,329        10,617,361        186,377    1988      7/98
Cheyenne, WY ...........................       485,089         3,345,566         72,301    1981      7/98
                                          ------------    --------------   ------------
 Subtotal ..............................   391,636,281     2,594,956,135     38,946,635
                                          ------------    --------------   ------------
 Grand Total ...........................  $608,525,377    $4,488,215,666   $184,411,133
                                          ============    ==============   ============

                            THE MEDITRUST COMPANIES
                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998

(1) Facility classifications are Long-Term Care (LTC), Retirement Living (RL), Psychiatric Hospital (Psych), Rehabilitation Hospital (Rehab), Assisted Living (AL), and Medical Office Buildings (MOB), Golf Courses (GC) and land under development (LND).

(2) Gross amount at which land is carried at close of period also represents initial cost to Realty.

(3) Cost for federal income tax purposes.

(4) Depreciation is calculated using a 40-year life for healthcare and lodging facilities and a 30-year life for all golf course buildings and a 20-year life for golf course improvements.

(5) Real estate and accumulated depreciation reconciliations for the three years ended December 31, 1998 are as follows:



                                                                                   Accumulated
                                                                   Real Estate     Depreciation
                                                                  -------------   -------------
                                                                         (In thousands)
Balance at close of year--December 31, 1995 ...................    $  746,379       $  77,203
 Additions during the period:
  Acquisitions ................................................       325,789
  Value of real estate acquired ...............................        36,875
  Additions to existing properties ............................
  Provision for depreciation ..................................                        21,269
 Deductions:
  Sale of real estate .........................................        (4,701)           (390)
                                                                   ----------       ---------
Balance at close of year--December 31, 1996 ...................     1,104,342          98,082
 Additions during the period:
  Acquisitions ................................................       292,607
  Value of real estate acquired in merger .....................       237,003
  Provision for depreciation ..................................                        26,750
 Deductions:
  Sale of real estate .........................................        (6,173)
                                                                   ----------
Balance at close of year--December 31, 1997 ...................     1,627,779         124,832
 Additions during the period:
  Acquisitions ................................................       636,989
  Value of real estate acquired in mergers ....................     2,751,339
  Provision for depreciation ..................................                        86,395
  Other .......................................................                         6,344
 Deductions:
  Sale of real estate .........................................      (518,190)        (33,161)
  Income from joint venture net of dividends received .........          (544)
  Other .......................................................        (9,158)
                                                                   ----------
Balance at close of year--December 31, 1998 ...................     4,488,215         184,410
Provision for impairment ......................................                        47,918
Included in net assets of discontinued operations .............      (370,957)         (4,172)
                                                                   ----------       ---------
Balance per financial statements ..............................    $4,117,258       $ 228,156
                                                                   ==========       =========

(6) Real estate investments reserved against due to impairment.

(7) Real estate assets held for sale that were written down to fair value less costs to sell.

                                         MEDITRUST CORPORATION
                                              SCHEDULE IV
                                     MORTGAGE LOANS ON REAL ESTATE
                                           December 31, 1998
                                                                          Interest     Final Maturity
                             Description (A)                                Rate            Date
------------------------------------------------------------------------ ---------- -------------------
Individual mortgages in excess of 3% of the total carrying
 amount:
7 long-term care facilities located in Missouri ........................ 10.70%       August 1, 2006
10 long-term care facilities located in Texas, Missouri, and             10.95%     November 17, 2001
 Nebraska ..............................................................
18 long-term care facilities located in Colorado, Florida, Indiana,      10.85%      August 23, 2005
 Kansas, Missouri, Nebraska, North Carolina, Tennessee and
 Washington ............................................................
17 long-term care facilities located in Arizona, Colorado, Florida,      10.75%        May 21, 2003
 Georgia, Indiana, Kansas, Tennessee and Utah ..........................



                                                                                   Periodic                Face
                                                                                    Payment              Amount of
                             Description (A)                                         Terms               Mortgages
------------------------------------------------------------------------ ---------------------------- --------------
Individual mortgages in excess of 3% of the total carrying
 amount:
7 long-term care facilities located in Missouri ........................ Monthly payments of           $ 41,385,000
                                                                         principal and interest of
                                                                         $384,767, balloon
                                                                         payment of
                                                                         $38,544,000 due at
                                                                         maturity
10 long-term care facilities located in Texas, Missouri, and             Monthly payments of             40,803,800
 Nebraska .............................................................. principal and interest of
                                                                         $381,767, balloon
                                                                         payment of
                                                                         $39,087,000 due at
                                                                         maturity
18 long-term care facilities located in Colorado, Florida, Indiana,      Monthly payments of             87,940,000
 Kansas, Missouri, Nebraska, North Carolina, Tennessee and               principal and interest of
 Washington ............................................................ $825,488, balloon payment of
                                                                         $80,961,000 due at
                                                                         maturity
17 long-term care facilities located in Arizona, Colorado, Florida,      Monthly payments of            103,073,000
 Georgia, Indiana, Kansas, Tennessee and Utah .......................... principal and interest of
                                                                         $968,000, balloon
                                                                         payment of
                                                                         $95,501,000 due at
                                                                         maturity



                                                                            Carrying
                                                                            Amount of
                             Description (A)                              Mortgages (D)
------------------------------------------------------------------------ --------------
Individual mortgages in excess of 3% of the total carrying
 amount:
7 long-term care facilities located in Missouri ........................  $ 41,132,940
10 long-term care facilities located in Texas, Missouri, and                40,060,019
 Nebraska ..............................................................
18 long-term care facilities located in Colorado, Florida, Indiana,         86,474,955
 Kansas, Missouri, Nebraska, North Carolina, Tennessee and
 Washington ............................................................
17 long-term care facilities located in Arizona, Colorado, Florida,        100,494,835
 Georgia, Indiana, Kansas, Tennessee and Utah ..........................

                                           MEDITRUST CORPORATION
                                                SCHEDULE IV
                                       MORTGAGE LOANS ON REAL ESTATE
                                             December 31, 1998
                                                                        Interest         Final Maturity
                           Description (A)                                Rate                Date
-------------------------------------------------------------------- -------------- ------------------------
Mortgages individually less than 3% of total carrying amount:
Long-term care facilities, 62 mortgages, face amounts ranging        From 8.20%     From August 1999
 from $525,000 to $29,158,000, located in Arizona, California,        to 12.50%     to March 2012
 Colorado, Connecticut, Florida, Idaho, Indiana,
 Massachusetts, Michigan, Missouri, New Jersey, New Mexico,
 Nevada, New York, North Carolina, Ohio, Pennsylvania, Rhode
 Island, South Carolina, Tennessee, Texas, Utah, Washington,
 West Virginia and Wyoming .........................................
Retirement living facilities, 3 mortgages, face amounts ranging      From 8.83%     From January 2000
 from $5,500,000 to $12,100,000, located in North Carolina,           to 10.90%     to January 2007
 Ohio and Utah .....................................................
Alcohol and substance abuse treatment facility, face amount of       11.00%         September 29, 2005
 $33,300,000, located in New York ..................................
Medical office buildings, 6 mortgages, face amounts ranging           From 7.6%     From March 2000
 from $2,697,298 to $30,122,543, located in Arizona, Florida,         to 9.75%      to October 2008
 Nevada and Tennessee ..............................................
Assisted living facilities, 9 mortgages, face amounts ranging        From 8.84%     From September 2005
 from $3,387,878 to $26,450,000, located in Florida, Michigan,        to 9.85%      to June 2012
 Washington, Colorado, Idaho .......................................
Land under development, 1 loan, located in Florida .................  9.25%         March 4, 2004
Other notes secured by real estate in California ................... From 8.50%
                                                                      to 10.52%
Construction Loans:
Long-term care facilities, 4 loans, amounts ranging from              9.25%         (C)
 $6,112,079 to $12,232,034, located in Florida and Ohio ............
Medical office building, 1 loan, located in New Jersey .............  9.75%         (C)
Assisted living facility, 1 loan, located in Michigan ..............  9.25%         (C)



                                                                      Periodic      Face            Carrying
                                                                       Payment   Amount of         Amount of
                           Description (A)                              Terms    Mortgages       Mortgages (D)
-------------------------------------------------------------------- ---------- ----------- -----------------------
Mortgages individually less than 3% of total carrying amount:
Long-term care facilities, 62 mortgages, face amounts ranging         (E)                      $    632,021,956(F)
 from $525,000 to $29,158,000, located in Arizona, California,
 Colorado, Connecticut, Florida, Idaho, Indiana,
 Massachusetts, Michigan, Missouri, New Jersey, New Mexico,
 Nevada, New York, North Carolina, Ohio, Pennsylvania, Rhode
 Island, South Carolina, Tennessee, Texas, Utah, Washington,
 West Virginia and Wyoming .........................................
Retirement living facilities, 3 mortgages, face amounts ranging       (E)                            20,925,150
 from $5,500,000 to $12,100,000, located in North Carolina,
 Ohio and Utah .....................................................
Alcohol and substance abuse treatment facility, face amount of        (E)                            32,344,743
 $33,300,000, located in New York ..................................
Medical office buildings, 6 mortgages, face amounts ranging           (E)                            71,945,990
 from $2,697,298 to $30,122,543, located in Arizona, Florida,
 Nevada and Tennessee ..............................................
Assisted living facilities, 9 mortgages, face amounts ranging         (E)                           115,555,997
 from $3,387,878 to $26,450,000, located in Florida, Michigan,
 Washington, Colorado, Idaho .......................................
Land under development, 1 loan, located in Florida .................  (E)                            13,508,402
Other notes secured by real estate in California ...................  (E)                             5,272,903
Construction Loans:
Long-term care facilities, 4 loans, amounts ranging from                                             32,030,410
 $6,112,079 to $12,232,034, located in Florida and Ohio ............
Medical office building, 1 loan, located in New Jersey .............                                 20,298,282
Assisted living facility, 1 loan, located in Michigan ..............                                  4,558,418
                                                                                               ----------------
                                                                                               $  1,216,625,000(B)
                                                                                               ================

--------
(A) Virtually all mortgage loans on real estate are first mortgage loans.
(B) The aggregate cost for federal income tax purposes.

(C) Final maturity date will be determined upon completion of construction.

(D) No mortgage loan is subject to delinquent principal or interest.

(E) Monthly payments of principal and interest normally payable at a level amount, with a balloon payment at maturity.

(F) Includes a mortgage loan collateralized by a rehabilitation facility where eroding margins and an expiring guarantee indicate that the Companies will not likely collect all amounts due. Accordingly, the Companies provided a loan loss for this asset of approximately $8,000,000.

                             MEDITRUST CORPORATION
                                  SCHEDULE IV

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 1998

     Reconciliation of carrying amount of mortgage loans for the three years ended December 31, 1997 is as follows:



(In thousands)
----------------------------------------------
Balance at December 31, 1995 .................    $1,108,623
 Additions during period:
  New mortgage loans .........................       137,686
  Construction loan advances .................       117,495
  Other ......................................         9,903
 Deductions during period:
  Collection of principal ....................       (33,962)
  Non-cash deductions ........................       (29,642)
  Prepayment of mortgage loans ...............      (128,285)
                                                  ----------
Balance at December 31, 1996 .................     1,181,818
 Additions during period:
  New mortgage loans .........................       139,304
  Construction loan advances .................       160,557
  Other ......................................         5,764
 Deductions during period:
  Collection of principal ....................        (7,629)
  Prepayment of mortgage loans ...............       (46,989)
                                                  ----------
Balance at December 31, 1997 .................     1,432,825
 Additions during period:
  New mortgage loans .........................        76,260
  Construction loan advances .................       146,264
 Deductions during period:
  Collection of principal ....................        (9,125)
  Non-cash deduction .........................       (31,483)
  Prepayment of mortgage loans ...............      (398,116)
                                                  ----------
Balance at December 31, 1998 .................    $1,216,625
                                                  ==========
 Reserve for loan loss .......................       (16,036)
 Reallocation of valuation allowance .........        (2,955)
                                                  ----------
 Balance per financial statements ............     1,197,634

Item 9.


          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE

   NOT APPLICABLE.


                                   PART III

Item 10.


              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to Item 4a above and the table and the information appearing in the first subsection of the section entitled "Election of Directors of The Meditrust Companies"and the section entitled "The Companies --Executive Officers and Directors" contained in the Companies' Joint Proxy Statement for their Annual Meetings of Shareholders ("Annual Meetings Proxy Statement"), to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended ("Regulation 14A"). There are no family relationships among any of the Directors or executive officers of the Companies.

     Incorporated by reference to the section entitled "Certain Transactions" contained in the Companies' Annual Meetings Proxy Statement, to be filed pursuant to Regulation 14A.

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


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
   (a) 1. Financial Statements

     2. Financial Statement Schedules



                                                                         Page(s)
                                                                       ----------
   Report of Independent Accountants on Financial Statement Schedules       126
   II.  Valuation and Qualifying Accounts ............................  127-148
   III. Real Estate and Accumulated Depreciation .....................  149-151
   IV. Mortgage Loans on Real Estate .................................

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the notes to consolidated financial statements, and therefore, have been omitted.

     3. Exhibits

     Exhibits required as part of this report are listed in the index appearing on Pages 154 through 159.


                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS


   Meditrust Corporation       --   Incorporated by reference to Exhibit 4.1 to Joint
   Amended and Restated 1995        Registration Statement on Form S-8 of Meditrust
   Share Award Plan                 Corporation and Meditrust Operating Company (File
                                    Nos. 333-39771 and 333-39771-01)

Meditrust Operating Company    --   Incorporated by reference to Exhibit 4.2 to Joint
   Amended and Restated 1995        Registration Statement on Form S-8 of Meditrust
   Share Award Plan                 Corporation and Meditrust Operating Company (File
                                    Nos. 333-39771 and 333-39771-01)

Employment Agreement with      --   Incorporated by reference to Exhibit 10.1 to the Joint
   Abraham D. Gosman                Quarterly Report on Form 10-Q for the Quarter ended
                                    September 30, 1998

   (b) Reports on Form 8-K. The Meditrust Companies filed one joint current report on Form 8-K, event date November 12, 1998, during the quarter ended December 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MEDITRUST CORPORATION




                                 By: /s/ Laurie T. Gerber
                                     ------------------------------------------
                                     Chief Financial Officer
                                     (and Principal Financial and Accounting
                                     Officer)

Dated: March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



            Name                              Title                        Date
---------------------------   ------------------------------------   ---------------
/s/ Thomas M. Taylor          Chairman of the Board of Directors     March 31, 1999
-------------------------
    Thomas M. Taylor

/s/ David F. Benson           Director, President and Treasurer      March 31, 1999
-------------------------     (Principal Executive Officer)
    David F. Benson

/s/ Donald J. Amaral          Director                               March 31, 1999
-------------------------
    Donald J. Amaral

/s/ Edward W. Brooke          Director                               March 31, 1999
-------------------------
    Edward W. Brooke

/s/ James P. Conn             Director                               March 31, 1999
-------------------------
    James P. Conn

/s/ John C. Cushman           Director                               March 31, 1999
-------------------------
    John C. Cushman

/s/ C. Gerald Goldsmith       Director                               March 31, 1999
-------------------------
    C. Gerald Goldsmith

/s/ Thomas J. Magovern        Director                               March 31, 1999
-------------------------
    Thomas J. Magovern

/s/ Gerald Tsai, Jr.          Director                               March 31, 1999
-------------------------
    Gerald Tsai, Jr.

/s/ Stephen E. Merrill        Director                               March 31, 1999
-------------------------
    Stephen E. Merrill

/s/ Nancy Goodman Brinker     Director                               March 31, 1999
-------------------------
    Nancy Goodman Brinker

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MEDITRUST OPERATING COMPANY




                                        By: /s/ William C. Baker
                                            ------------------------------------
                                            President


Dated: March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



            Name                              Title                        Date
---------------------------   ------------------------------------   ---------------
/s/ Thomas M. Taylor          Chairman of the Board of Directors     March 31, 1999
-------------------------
    Thomas M. Taylor

/s/ William C. Baker          President, Director, (Principal        March 31, 1999
-------------------------     Executive, Financial and Accounting
    William C. Baker          Officer)

/s/ Donald J. Amaral          Director                               March 31, 1999
-------------------------
    Donald J. Amaral

/s/ David F. Benson           Director                               March 31, 1999
-------------------------
    David F. Benson

/s/ Edward W. Brooke          Director                               March 31, 1999
-------------------------
    Edward W. Brooke

/s/ C. Gerald Goldsmith       Director                               March 31, 1999
-------------------------
    C. Gerald Goldsmith

/s/ William G. Byrnes         Director                               March 31, 1999
-------------------------
    William G. Byrnes

/s/ Nancy Goodman Brinker     Director                               March 31, 1999
-------------------------
    Nancy Goodman Brinker

/s/ Thomas J. Magovern        Director                               March 31, 1999
-------------------------
    Thomas J. Magovern

/s/ Gerald Tsai, Jr.          Director                               March 31, 1999
-------------------------
    Gerald Tsai, Jr.

                                EXHIBITS INDEX


Exhibit
   No                         Title                                       Method of Filing
2.1      Agreement and Plan of Merger, dated as of         Incorporated by reference to Exhibit 10.1 to
         January 3, 1998 by and among La Quinta            the Joint Current Report on Form 8-K of
         Inns, Inc., Meditrust Corporation and             Meditrust Corporation and Meditrust
         Meditrust Operating Company                       Operating Company, event date January 8,
                                                           1998

2.2      Agreement and Plan of Merger dated as of          Incorporated by reference to Exhibit 2 to the
         January 11, 1998 among Meditrust                  Joint Current Report on Form 8-K of
         Corporation, Meditrust Operating Company          Meditrust Corporation and Meditrust
         and Cobblestone Holdings, Inc.                    Operating Company, event date January 11,
                                                           1998

2.3      First Amendment to Agreement and Plan of          Incorporated by reference to Exhibit 2 to the
         Merger among Meditrust Corporation,               Joint Current Report on Form 8-K of
         Meditrust Operating Company and                   Meditrust Corporation and Meditrust
         Cobblestone Holdings, Inc., dated as of           Operating Company, event date March 16,
         March 16, 1998                                    1998

3.1      Restated Certificate of Incorporation of          Incorporated by reference to Exhibit 3.2 to
         Meditrust Corporation filed with the              the Joint Registration Statement on Form
         Secretary of State of Delaware on March 2,        S-4 of Meditrust Corporation and Meditrust
         1998                                              Operating Company (File Nos. 333-47737
                                                           and 333-47737-01)

3.2      Certificate of Amendment of Restated              Incorporated by reference to Exhibit 3.8 to
         Certificate of Incorporation of Meditrust         the Joint Quarterly Report on form 10-Q for
         Corporation filed with the Secretary of State     the Quarter ended June 30, 1998
         of Delaware on July 17, 1998

3.3      Restated Certificate of Incorporation of          Incorporated by reference to Exhibit 3.4 to
         Meditrust Operating Company filed with the        the Joint Registration Statement on Form
         Secretary of State of Delaware on March 2,        S-4 of Meditrust Corporation and Meditrust
         1998                                              Operating Company (File Nos. 333-47737
                                                           and 333-47737-01)

3.4      Certificate of Amendment of Restated              Incorporated by reference to Exhibit 3.9 to
         Certificate of Incorporation of Meditrust         the Joint Quarterly Report on form 10-Q for
         Operating Company filed with the Secretary        the Quarter ended June 30, 1998
         of State of Delaware on July 17, 1998

3.5      Certificate of Designation for the 9% Series      Incorporated by reference to Exhibit 4.1 to
         A Cumulative Redeemable Preferred Stock           Joint Current Report on Form 8-K of
         of Meditrust Corporation filed with the           Meditrust Corporation and Meditrust
         Secretary of State of Delaware on June 12,        Operating Company, event date June 10,
         1998                                              1998

3.6      Amended and Restated By-laws of                   Incorporated by reference to Exhibit 3.5 to
         Meditrust Corporation                             the Joint Registration Statement on Form
                                                           S-4 of Meditrust Corporation and Meditrust
                                                           Operating Company (File Nos. 333-47737
                                                           and 333-47737-01)

Exhibit
   No                       Title                                    Method of Filing
3.7      Amended and Restated By-Laws of               Incorporated by reference to Exhibit 3.6 to
         Meditrust Operating Company                   the Joint Registration Statement on Form
                                                       S-4 of Meditrust Corporation and Meditrust
                                                       Operating Company (File Nos. 333-47737
                                                       and 333-47737-01)

4.1      Pairing Agreement by and between              Incorporated by reference to Exhibit 5 to
         Meditrust Corporation (formerly known as      Joint Registration Statement on Form 8-A of
         Santa Anita Realty Enterprises, Inc.) and     Santa Anita Operating Company filed
         Meditrust Operating Company (formerly         February 5, 1980
         known as Santa Anita Operating Company)
         dated as of December 20, 1979

4.2      First Amendment to Pairing Agreement, by      Incorporated by reference to Exhibit 4.4 to
         and between Meditrust Corporation and         Joint Registration Statement on Form S-8 of
         Meditrust Operating Company, dated            Meditrust Corporation and Meditrust
         November 6, 1997                              Operating Company (File Nos. 333-39771
                                                       and 333-39771-01)

4.3      Second Amendment to Pairing Agreement,        Incorporated by reference to Exhibit 4.3 to
         by and between Meditrust Corporation and      the Joint Registration Statement on Form
         Meditrust Operating Company, dated            S-4 of Meditrust Corporation and Meditrust
         February 6, 1998                              Operating Company (File Nos. 333-47737
                                                       and 333-47737-01)

4.4      Third Amendment to Pairing Agreement, by      Filed herewith
         and between Meditrust Corporation and
         Meditrust Operating Company, dated July
         17, 1998

4.5      Rights Agreement, dated June 15, 1989,        Incorporated by reference to Exhibit 2.1 to
         among Meditrust Corporation (formerly         Joint Registration Statement on Form 8-A of
         known as Santa Anita Realty Enterprises,      Santa Anita Realty Enterprises, Inc., filed
         Inc.), Meditrust Operating Company            June 19, 1989
         (formerly known as Santa Anita Operating
         Company), and Boston EquiServe, as
         Rights Agent

4.6      Appointment of Boston EquiServe as Rights     Incorporated by reference to Exhibit 4.6 to
         Agent, dated October 24, 1997                 Joint Registration Statement on Form S-8 of
                                                       Meditrust Corporation and Meditrust
                                                       Operating Company (File Nos. 333-39771
                                                       and 333-39771-01)

4.7      Meditrust Corporation Amended and             Incorporated by reference to Exhibit 4.1 to
         Restated 1995 Share Award Plan                Joint Registration Statement on Form S-8 of
                                                       Meditrust Corporation and Meditrust
                                                       Operating Company (File Nos. 333-39771
                                                       and 333-39771-01)

4.8      Meditrust Operating Company Amended           Incorporated by reference to Exhibit 4.2 to
         and Restated 1995 Share Award Plan            Joint Registration Statement on Form S-8 of
                                                       Meditrust Corporation and Meditrust
                                                       Operating Company (File Nos. 333-39771
                                                       and 333-39771-01)

Exhibit
   No                         Title                                       Method of Filing
4.9      Form of Fiscal Agency Agreement dated             Incorporated by reference to Exhibit 4.7 to
         November 15, 1993 between Meditrust and           Form 10-K of Meditrust for the fiscal year
         Fleet National Bank as fiscal agent               ended December 31, 1993

4.10     Form of Indenture dated April 23, 1992            Incorporated by reference to Exhibit 4 to the
         between Meditrust and Fleet National Bank,        Registration Statement on Form S-3 of
         as trustee                                        Meditrust (File No. 33-45979)

4.11     Form of 9% Convertible Debenture due              Incorporated by reference to Exhibit 4.1 to
         2002                                              the Registration Statement on Form S-3 of
                                                           Meditrust (File No. 33-45979)

4.12     Form of Indenture dated March 9, 1994             Incorporated by reference to Exhibit 4 to the
         between Meditrust and Shawmut Bank as             Registration Statement on Form S-3 of
         Trustee                                           Meditrust (File No. 33-50835)

4.13     Form of 7 1/2% Convertible Debenture due          Incorporated by reference to Exhibit 4 to the
         2001                                              Registration Statement on Form S-3 of
                                                           Meditrust (File No. 33-50835)

4.14     Form of First Supplemental Indenture dated        Incorporated by reference to Exhibit 4.1 to
         as of July 26, 1995, to Indenture dated as of     the Current Report on Form 8-K of Meditrust
         July 26, 1995 between Meditrust and Fleet         dated July 13, 1995
         National Bank

4.15     Form of 8.54% Convertible Senior Note due         Incorporated by reference to Exhibit 4.1 to
         July 1, 2000                                      the Current Report on Form 8-K of Meditrust
                                                           dated July 27, 1995

4.16     Form of 8.56% Convertible Senior Note due         Incorporated by reference to Exhibit 4.1 to
         July 1, 2002                                      the Current Report on Form 8-K of Meditrust
                                                           dated July 27, 1995

4.17     Form of Second Supplemental Indenture             Incorporated by reference to Exhibit 4.1 to
         dated as of July 28, 1995, to Indenture           the Current Report on Form 8-K of Meditrust
         dated as of July 26, 1995 between                 dated July 27, 1995
         Meditrust and Fleet National Bank, as
         trustee

4.18     Form of Fixed Rate Senior Medium-term             Incorporated by reference to Exhibit 4.3 to
         Note                                              the Current Report on Form 8-K of Meditrust
                                                           dated August 8, 1995

4.19     Form of Floating Rate Medium-term Note            Incorporated by reference to Exhibit 4.4 to
                                                           the Current Report on Form 8-K of Meditrust
                                                           dated August 8, 1995

4.20     Form of Third Supplemental Indenture dated        Incorporated by reference to Exhibit 4.2 to
         as of August 10, 1995, to Indenture dated         the Current Report on Form 8-K of Meditrust
         as of July 26, 1995 between Meditrust and         dated August 8, 1995
         Fleet National Bank

4.21     Form of 7.375% Note due July 15, 2000             Incorporated by reference to Exhibit 4.1 to
                                                           the Current Report on Form 8-K of Meditrust
                                                           dated July 13, 1995

Exhibit
   No                        Title                                      Method of Filing
 4.22    Form of 7.60% Note due July 15, 2001            Incorporated by reference to Exhibit 4.1 to
                                                         the Current Report on Form 8-K of Meditrust
                                                         dated July 13, 1995

 4.23    Form of Fourth Supplemental Indenture           Incorporated by reference to Exhibit 4.1 to
         dated as of September 5, 1996, to               the Current Report on Form 8-K of Meditrust
         Indenture dated as of July 26, 1995             dated September 6, 1996
         between Meditrust and Fleet National Bank

 4.24    Form of 7.82% Note due September 10,            Incorporated by reference to Exhibit 4.1 to
         2026                                            the Current Report on Form 8-K of Meditrust
                                                         dated September 6, 1996

 4.25    Form of Fifth Supplemental Indenture dated      Filed herewith
         as of August 12, 1997, to Indenture dated
         as of July 26, 1995 between Meditrust and
         Fleet National Bank (State Street Bank and
         Trust Company, as Successor Trustee)

 4.26    Form of Remarketed Reset Note due August        Filed herewith
         15, 2002

 4.27    Form of Sixth Supplemental Indenture dated      Filed herewith
         as of August 12, 1997, to Indenture dated
         as of July 26, 1995 between Meditrust and
         State Street Bank and Trust Company

 4.28    Form of 7% Notes due August 15, 2007            Filed herewith

 4.29    Form of Seventh Supplemental Indenture          Filed herewith
         dated August 12, 1997, to Indenture dated
         as of July 26, 1995 between Meditrust and
         State Street Bank and Trust Company

 4.30    Form of 7.114% Note due August 15, 2011         Filed herewith

 4.31    Form of Deposit Agreement, among                Incorporated by reference to Exhibit 4.3 to
         Meditrust Corporation and State Street Bank     Joint Current Report on Form 8-K of
         and Trust Company and all holders from          Meditrust Corporation and Meditrust
         time to time of Receipts for Depositary         Operating Company, event date June 16,
         Shares, including form of Depositary            1998
         Receipts

10.1     Credit Agreement dated as of July 17, 1998      Incorporated by reference to Joint Quarterly
         among Meditrust Corporation, Morgan             Report on Form 10-Q for the Quarter ended
         Guaranty Trust Company of New York and          June 30, 1998
         the other Banks set forth therein

10.2     Amended and Restated Lease Agreement            Incorporated by reference to Exhibit 2.2 to
         between Mediplex of Queens, Inc. and            the Form 8-K of Meditrust dated January 13,
         QPH, Inc. dated December 30, 1986               1987

Exhibit
   No                         Title                                       Method of Filing
10.3     Employment Agreement dated as of July 17,         Incorporated by reference to Exhibit 10.1 to
         1998 by and between Meditrust Operating           the Joint Quarterly Report on Form 10-Q for
         Company and Abraham D. Gosman                     the Quarter ended September 30, 1998

10.4     Registration Rights Agreement, dated as of        Incorporated by reference to Exhibit 10.3 to
         January 3, 1998 by and among Meditrust            Joint Current Report on Form 8-K of
         Corporation, Meditrust Operating Company          Meditrust Corporation and Meditrust
         and certain other parties signatory thereto       Operating Company, event date January 8,
                                                           1998

10.5     Shareholders Agreement, dated as of               Incorporated by reference to Exhibit 10.2 to
         January 3, 1998, by and among Meditrust           Joint Current Report of Form 8-K of
         Corporation, Meditrust Operating Company,         Meditrust Corporation and Meditrust
         certain shareholders of La Quinta Inns, Inc.,     Operating Company, event date January 8,
         and solely for purposes of Section 3.6 of         1998
         such Agreement, La Quinta Inns, Inc.

10.6     Shareholders Agreement, dated as of               Incorporated by reference to Exhibit 10 to
         January 11, 1998 among Meditrust                  the Joint Current Report on Form 8-K of
         Corporation, Meditrust Operating Company          Meditrust Corporation and Meditrust
         and Certain Shareholders of Cobblestone           Operating Company, event date January 11,
         Holdings, Inc.                                    1998

10.7     First Amendment to Shareholders                   Incorporated by reference to Annex D-1 to
         Agreement dated April 30, 1998, by and            the Joint Proxy Statement/Prospectus on
         among Meditrust Corporation, Meditrust            Form S-4/A of Meditrust Corporation and
         Operating Company and certain                     Meditrust Operating Company (File Nos.
         shareholders of La Quinta Inns, Inc., and         333-47737 and 333-47737-01)
         solely for the pursposes of Section 3.6 of
         such Agreement, La Quinta Inns, Inc.

10.8     First Amendment to Shareholders                   Incorporated by reference to Exhibit 10 to
         Agreement among Meditrust Corporation,            the Joint Current Report on Form 8-K of
         Meditrust Operating Company and Certain           Meditrust Corporation and Meditrust
         Shareholders of Cobblestone Holdings, Inc.,       Operating Company, event date March 16,
         dated as of March 16, 1998                        1998

10.9     Purchase Agreement dated as of February           Incorporated by reference to Exhibit 4.28 to
         26, 1998 among Meditrust Corporation,             the Joint Registration Statement on Form
         Meditrust Operating Company, Merrill Lynch        S-4/A of Meditrust Corporation and
         International and Merrill Lynch, Pierce,          Meditrust Operating Company (File Nos.
         Fenner & Smith Incorporated                       333-47737 and 333-47737-01)

10.10    Amendment Agreement to Purchase                   Incorporated by reference to Exhibit 99.3 to
         Agreement dated as of July 16, 1998               the Joint Quarterly Report on Form 10-Q for
         among Meditrust Corporation, Meditrust            the Quarter ended June 30, 1998
         Operating Company, Merrill Lynch
         International and Merrill Lynch, Pierce,
         Fenner & Smith Incorporated

Exhibit
    No                          Title                                       Method of Filing
10.11      Amendment Agreement to Purchase                   Incorporated by reference to Exhibit 99.4 to
           Agreement dated as of July 31, 1998               the Joint Quarterly Report on Form 10-Q for
           among Meditrust Corporation, Meditrust            the Quarter endedJune 30, 1998
           Operating Company, Merrill Lynch
           International and Merrill Lynch, Pierce,
           Fenner & Smith Incorporated

10.12      Amendment Agreement to Purchase                   Incorporated by reference to Exhibit 99.5 to
           Agreement dated as of September 11, 1998          the Joint Registration Statement on Form
           among Meditrust Corporation, Meditrust            S-3/A of Meditrust Corporation and
           Operating Company, Merrill Lynch                  Meditrust Operating Company (File Nos.
           International and Merrill Lynch, Pierce,          333-40055 and 333-40055-01)
           Fenner & Smith Incorporated

10.13      Amendment Agreement to Purchase                   Filed herewith
           Agreement dated as of November 11, 1998
           among Meditrust Corporation, Meditrust
           Operating Company, Merrill Lynch
           International and Merrill Lynch, Pierce,
           Fenner & Smith Incorporated

10.14      Unsecured Purchase Price Adjustment               Filed herewith
           Mechanism Agreement among Meditrust
           Corporation, Meditrust Operating Company,
           Merrill Lynch International and Merrill Lynch,
           Pierce, Fenner & Smith Incorporated as a
           partial amendment and restatement of that
           certain Purchase Price Adjustment
           Mechanism Agreement dated as of
           February 26, 1998

10.15      Amended and Restated Settlement                   Filed herewith
           Agreement dated as of November 11, 1998
           among Meditrust Corporation, Meditrust
           Operating Company, Merrill Lynch
           International and Merrill Lynch, Pierce,
           Fenner & Smith Incorporated

10.16      Amendment to Credit Agreement dated as            Filed herewith
           November 23, 1998 among Meditrust
           Corporation, Morgan Guaranty Trust
           Company of New York and the other Banks
           set forth therein

  11       Statement Regarding Computation of Per            Filed herewith
           Share Earnings

  21       Subsidiaries of the Registrant                    Filed herewith

  23       Consent of PricewaterhouseCoopers L.L.P.          Filed herewith

  27       Financial Data Schedule                           Filed herewith

                                                                     Exhibit 11


                            THE MEDITRUST COMPANIES

             STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE
                   (In thousands, except per share amounts)



                                                                                Years ended December 31,
                                                                      --------------------------------------------
                                                                          1998            1997            1996
                                                                      ------------   -------------   -------------
Basic:
Weighted average number of shares outstanding .........                 120,515        76,070          71,445
Net income from continuing operations .................                $141,080      $161,962        $157,976
Preferred stock dividends .............................                  (8,444)           --              --
Income from continuing operations available to
 common shareholders ..................................                $132,636      $161,962        $157,976
Per share amounts:
Net income per share ..................................    (A)         $   1.10      $   2.13        $   2.21
Diluted:
Weighted average number of shares used in Basic
 calculation ..........................................                 120,515        76,070          71,445
Dilutive effect of:
Contingently issuable shares ..........................                   4,757            --              --
Stock options .........................................                     236           454             306
Diluted weighted average shares and equivalent
 shares outstanding ...................................    (B)          125,508        76,524          71,751
Net income from continuing operations .................                $141,080      $161,962        $157,976
Preferred stock dividends .............................                  (8,444)           --              --
Income from continuing operations available to
 common shareholders ..................................                $132,636      $161,962        $157,976
Per share amounts:
Net income per share ..................................    (A)         $   1.06      $   2.12        $   2.20

------------
(A) This calculation is submitted in accordance with Regulation S-K item 601(b)
(11)

(B) Convertible debentures are not included due to their antidilutive effect.