Form 10-K/A
period 1998-12-31
MEDITRUST OPERATING CO; MEDITRUST CORP
filed 1999-04-30
CIK 313749, 314661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

(MARK ONE)

 [ X ] AMENDMENT NO. 1 TO JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
       OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM ________________ TO ____________

              Commission file number 0-9109                              Commission file number 0-9110

                  MEDITRUST CORPORATION                                   MEDITRUST OPERATING COMPANY

                --------------------------                                --------------------------

          (Exact name of registrant as specified                    (Exact name of registrant as specified
                     in its charter)                                            in its charter)

                         Delaware                                                  Delaware

                        ----------                                                 ---------

             (State or other jurisdiction of                            (State or other jurisdiction of
              incorporation or organization)                            incorporation or organization)

                        95-3520818                                                95-3419438

                    -----------------                                          ----------------

           (I.R.S. Employer Identification No.)                      (I.R.S. Employer Identification No.)

               197 First Avenue, Suite 300                                197 First Avenue, Suite 100
        Needham Heights, Massachusetts 02494-9127                  Needham Heights, Massachusetts 02494-9127

              ------------------------------                            -------------------------------

             (Address of Principal executive                            (Address of Principal executive
               offices including zip code)                                offices including zip code)

                      (781) 433-6000                                            (781) 453-8062

                    ------------------                                        -------------------

             (Registrant's telephone number,                            (Registrant's telephone number,
                   including area code)                                      including area code)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                  MEDITRUST CORPORATION                                   MEDITRUST OPERATING COMPANY

               ---------------------------                               -----------------------------

             Title of Each Class and Name of                            Title of Each Class and Name of

                -------------------------                                  -------------------------

            Each Exchange on Which Registered                          Each Exchange on Which Registered

                    -----------------                                         ------------------

--------------------------------------------------------------------------------------------------------------------

           Common Stock $.10 Par Value,             Common Stock $.10 Par Value,
             New York Stock Exchange                  New York Stock Exchange
       9% convertible Debentures due 2002,
             New York Stock Exchange
     7 1/2% Convertible Debentures due 2001,
             New York Stock Exchange
              7.375% Notes due 2000,
             New York Stock Exchange
               7.6% Notes due 2001,
             New York Stock Exchange
      Cumulative Redeemable Preferred Stock
         represented by depositary shares
representing 1/10th of a share of preferred stock,
             New York Stock Exchange




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

            Yes ____X_____                            No __________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A, or any amendment to this Form 10-K/A.

               ------------

    Aggregate market value of the paired voting stock of Meditrust Corporation ("Meditrust") and of Meditrust Operating Company ("Operating") held by non-affiliates as of December 31, 1998 was $2,258,552,000. The number of shares of common stock, par value $.10 per share, outstanding as of December 31, 1998 for Meditrust was 150,631,102 and Operating was 149,325,725.

    The following documents are incorporated by reference into the indicated Part of this Form 10-K/A.

             Document                                   Part
             --------                                   ----
             None                                       N/A

--------------------------------------------------------------------------------

Item 4a.

                      EXECUTIVE OFFICERS OF THE REGISTRANTS

    The following information relative to Meditrust's executive officers is given as of April 29, 1999:

Name                         Age           Position with Meditrust
----                         ---           -----------------------
Thomas M. Taylor             56            Chairman
David F. Benson              50            Chief  Executive Officer, President, Treasurer and Director
Michael F. Bushee            41            Chief Operating Officer
Michael S. Benjamin          41            Senior Vice President, Secretary and General Counsel
Laurie T. Gerber             41            Chief Financial Officer
John G. Demeritt             39            Controller
Stephen C. Mecke             36            Vice President of Acquisitions
Debora A. Pfaff              36            Vice President of Operations
Richard W. Pomroy            41            Vice President of Development

    Thomas M. Taylor has been interim Chairman of the Board of Meditrust and Operating since August 1998. Prior to that he was Chairman of the Board of La Quinta Inns, Inc. from 1994 to 1998, and President of Thomas M. Taylor & Co. (an investment consulting firm) since 1985, and President of TMT-FW, Inc. (a diversified investment firm) since September 1989. Mr. Taylor is also a Director of Kirby Corporation, MacMillan Bloedel Limited, Moore Corporation Limited, Agrium Inc., Loewen Group, Inc. and John Wiley & Sons, Inc., and Chairman of the Board of Encal Energy, Ltd.

    David F. Benson has been interim Chief Executive Officer of Meditrust since August 1998, President of Meditrust since September 1991 and Treasurer since October 1996. Mr. Benson also served as Treasurer of Meditrust from January 1986 to May 1992. He was Treasurer of the Mediplex Group, Inc. from January 1986 through June 1987. He has been a Director of Meditrust since 1991 and a Director of Operating since 1997. He was previously associated with the Boston office of PricewaterhouseCoopers, L.L.P. from 1975 to 1985 where he specialized in providing financial services to a variety of healthcare clients. Previous to that Mr. Benson was associated with the New York investment banking firm, Brown Brothers Harriman & Company. Mr. Benson is also a trustee of Mid-Atlantic Realty Trust, a shopping center REIT, traded on the New York Stock Exchange, and a non-executive Director of NHP, Plc, a UK company specializing in the purchase and leasing of purpose-built nursing homes.

    Michael F. Bushee has been Chief Operating Officer of Meditrust since September 1994. He was Senior Vice President of Operations of Meditrust from November 1993 through August 1994, Vice President from December 1989 to October 1993, Director of Development from January 1988 to December 1989 and has been associated with Meditrust since April 1987. He was previously associated with The Stop & Shop Companies, Inc., a retailer of food products and general merchandise, for three years and Wolf & Company, P.C., independent accountants for four years.

    Michael S. Benjamin has been Senior Vice President, Secretary and General Counsel of Meditrust since October 1993. He was Vice President, Secretary and General Counsel from May 1992 to October 1993, Secretary and General Counsel from December 1990 to May 1992 and Assistant Counsel to Meditrust from November 1989 to December 1990. His previous association was with the law firm of Brown, Rudnick, Freed & Gesmer, from 1983 to 1989.

    Laurie T. Gerber, a Certified Public Accountant, joined Meditrust in December 1996 as Chief Financial Officer. Prior to joining Meditrust, she was a partner in the accounting firm of PricewaterhouseCoopers, L.L.P., where she worked for 14 years.

    John G. Demeritt has been Controller of Meditrust since October 1995. Prior to that, he was Corporate Controller of CMG Information Services, Inc., an information service provider, from 1994 to 1995. He was Vice President of Finance and Treasurer of Salem Sportswear Corporation, a manufacturer and marketer of licensed sports apparel, from June 1991 to November 1993. He was Controller of Scitex America Corporation, a manufacturer and distributor of electronic prepress equipment, from August 1986 to June 1991, and was previously associated with Laventhol & Horwath, independent accountants, from 1983 to 1986.

    Stephen C. Mecke has been Vice President of Development since October 1995 and has been Meditrust's Director of Development since June 1992. He was previously the manager of underwriting at Continental Realty Credit Inc., a commercial mortgage company, from October 1988 to June 1992.

     Deborah A. Pfaff has been Vice President of Operations since October 1995 and has been Meditrust's Director of Operations since September 1992. Ms. Pfaff was previously a Senior Manager with KPMG Peat Marwick where she worked from 1985 to 1992.

    Richard W. Pomroy has been Vice President of Property Management since October 1997 and has been Director of Property Management since 1994. Prior to joining Meditrust, he was a project manager responsible for the management and development of construction projects at Continuum Care Corporation, an operator of nursing homes, subacute health care centers, and rehabilitation facilities. Mr. Pomroy began his career in the real estate industry as an architectural project manager, and gained additional property management experience as senior project manager, and later as vice president of construction, for several Boston area general contracting firms.

    The following information relative to Operating's executive officers is given as of April 29, 1999:

Name                           Age           Position with Operating
----                           ---           -----------------------
Thomas M. Taylor               56            Chairman
William C. Baker               65            President and Treasurer

    Thomas M. Taylor has been interim Chairman of the Board of Operating and Meditrust since August 1998. Prior to that he was Chairman of the Board of La Quinta Inns, Inc. from 1994 to 1998, and President of Thomas M. Taylor & Co. (an investment consulting firm) since 1985, President of TMT-FW, Inc. (a diversified investment firm) since September 1989. Mr. Taylor is also a Director of Kirby Corporation, MacMillan Bloedel Limited, Moore Corporation Limited, Agrium Inc., Loewen Group, Inc. and John Wiley & Sons, Inc., and Chairman of the Board of Encal Energy, Ltd.

     William C. Baker has been President and Treasurer of Operating since August 1998 and a Director of Operating since October 1991. Mr. Baker was Chief Executive Officer of Santa Anita Realty Enterprises from April 1996 to August 1996. Mr. Baker was the President of Red Robin International, Inc. (restaurant company) from 1993 to 1995, a private investor from 1988 to 1992 and Chairman of the Board and Chief Executive Officer of Del Taco, Inc. from 1976 to 1988. He has also served as Chairman of the Board of Coast Newport Properties since 1991. Mr. Baker is a Director of Callaway Golf Company and Public Storage, Inc. He is also the President and Chief Executive Officer of Los Angeles Turf Club, Incorporated.

                                    PART III

General

    As used in this Part III, Meditrust means Meditrust Corporation or, as the context may require, Meditrust, the Massachusetts business trust ("Meditrust's Predecessor"), and the term "Shares" means shares of beneficial interest of Meditrust's Predecessor or Shares of paired common stock of Meditrust and Operating, as the context may require. The mergers of Meditrust's Predecessor with and into Santa Anita Realty Enterprises, Inc. ("SAE"), with SAE as the surviving corporation, and Meditrust Acquisition Corporation with and into Santa Anita Operating Company ("SAO" and together with SAE, "Santa Anita"), with SAO as the surviving corporation, are herein referred to as the "Santa Anita Mergers." All Share prices and numbers of Shares have been adjusted to reflect the Santa Anita Mergers.

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

                                Current Directors

                                                                                   Director of
                                                                                   Named Entity
Name and Principal                                                                 and its
Occupation or Employment                      Age           Director of            Predecessor since    Terms Expire
------------------------                      ---           -----------            -----------------    ------------
Donald J. Amaral............................  45      Meditrust and Operating      1997 and 1997        1999
    Chariman of Coram HealthCare Corp.,
    a health care provider

William C. Baker............................  65      Operating                    1991                 2000
    President and Treasurer of Operating

David F. Benson.............................  50      Meditrust and Operating      1991 and 1997        2001
    Chief Executive Officer, President
    and Treasurer of Meditrust

Nancy G. Brinker............................  52      Meditrust and Operating      1998                 2001
    Founding Chairman, Susan G. Komen
    Breast Cancer Foundation

Edward W. Brooke............................  79      Meditrust and Operating      1985 and 1997        2000
    Retired

William G. Byrnes...........................  48      Operating                    1998                 2001
    Professor of Finance, Georgetown
    University Business School

James P. Conn...............................  61      Meditrust                    1995                 1999
    Managing Director and Chief Investment
    Officer of Financial Security Assurance,
    Inc., an insurance company

John C. Cushman, III........................  58      Meditrust                    1996                 2000
    President and Chief Executive Officer
    of Cushman Realty Corporation,
    a commercial real estate brokerage firm

C. Gerald Goldsmith.........................  71      Meditrust and Operating      1997 and 1997        2000
    Independent investor and financial
    consultant

Thomas J. Magovern..........................  56      Meditrust and Operating      1985 and 1997        2001
    Financial/Real Estate Consultant

Stephen E. Merrill..........................  52      Meditrust and Operating      1998 and 1998        1999
    President, Bingham Consulting Group,
    LLC

Thomas M. Taylor............................  56      Meditrust and Operating      1998 and 1998        1999
    President of Thomas M. Taylor & Co.,
    an investment consulting firm

Gerald Tsai, Jr.............................  70      Meditrust and Operating      1992 and 1997        1999
    Chairman, Tsai Management, Inc.

    Donald J. Amaral has been a Director of The Meditrust Companies since October 1997. Mr. Amaral formerly served as Director, President and Chief Executive Officer of Coram HealthCare Corp. from October 1995 to April 1998 and is currently Coram's Chairman. Previously, he was President and Chief Operating Officer of OrNda Healthcorp from April 1994 to August 1995, and served in various executive positions with Summit Health Ltd. from October 1989 to April 1994, including President and Chief Executive Officer between October 1991 and April 1994. Summit was merged into OrNda in April 1994. Prior to joining Summit, Mr. Amaral was President and Chief Operating Officer of Mediplex from 1986 until October 1989. Mr. Amaral is a member of the Board of Directors of Summit Care Corporation. He has also served as a Healthcare Consultant to DLJ since September 1998.

    William C. Baker has been a Director of Operating since October 1991 and has been President and Treasurer of Operating since August 1998. Mr. Baker was Chief Executive Officer of Santa Anita Realty Enterprises from April 1996 to August 1996. Mr. Baker was the President of Red Robin International, Inc. (restaurant company) from 1993 to 1995, a private investor from 1988 to 1992 and Chairman of the Board and Chief Executive Officer of Del Taco, Inc. from 1976 to 1988. He has also served as Chairman of the Board of Coast Newport Properties since 1991. Mr. Baker is a Director of Callaway Golf Company and Public Storage, Inc. He is also the President and Chief Executive Officer of Los Angeles Turf Club, Incorporated.

    David F. Benson has been a Director of The Meditrust Companies since 1991 and a Director of Operating since 1997. Mr. Benson has been interim Chief Executive Officer of Meditrust since August 1998, President of Meditrust since September 1991 and Treasurer since October 1996. Mr. Benson also served as Treasurer of Meditrust from January 1986 to May 1992. He was Treasurer of the Mediplex Group, Inc. from January 1986 through June 1987. He was previously associated with the Boston office of PricewaterhouseCoopers, L.L.P. from 1975 to 1985 where he specialized in providing financial services to a variety of healthcare clients. Previous to that Mr. Benson was associated with the New York investment banking firm, Brown Brothers Harriman & Company. Mr. Benson is also a trustee of Mid-Atlantic Realty Trust, a shopping center REIT, traded on the New York Stock Exchange, and a non-executive Director of NHP, Plc, a UK company specializing in the purchase and leasing of purpose-built nursing homes.

    Nancy G. Brinker has been a Director of The Meditrust Companies since April 1998. She has served as Founding Chairman of the Susan G. Komen Breast Cancer Foundation since 1982, and she has been a healthcare consultant since 1992. She was a Director of Caremark, Intl. from 1993 to 1996 and Chief Executive Officer of In Your Corner, Inc., a health and wellness products and information company from October 1995 to April 1998. She is a member of the Board of Directors of Physician Reliance Network, Inc.

    Edward W. Brooke has been a Director of The Meditrust Companies since 1985. Senator Brooke was a partner of O'Connor & Hannan, a Washington, D.C. law firm, from 1979 until January 1997. From 1979 until October 1990 he was Of Counsel to Csaplar & Bok, a Boston law firm. He was United States Senator from Massachusetts from January 1967 to January 1979 and the Massachusetts Attorney General from 1963 to 1967.

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

    James P. Conn has been a Director of Meditrust since 1995. Mr. Conn has been the Managing Director and Chief Investment Officer of Financial Security Assurance, Inc. (insurance) since 1992. He was also the President and Chief Executive Officer of Bay Meadows Operating Company (horse racing) from 1988 to 1992. Mr. Conn is a Trustee of Gabelli Equity Trust and Gabelli Global Multimedia Trust (investment companies) and a member of the Board of Directors of First Republic Bank.

    John C. Cushman, III has been a Director of Meditrust since 1996. Mr. Cushman has been the President and Chief Executive Officer of Cushman Realty Corporation since 1978. He is a Director of National Golf Properties, Inc. (golf course owner).

    C. Gerald Goldsmith has been a Director of The Meditrust Companies since August 1997. Mr. Goldsmith was Chairman and President of I.C.D., a New York Stock Exchange listed company from 1972 to 1976, and since then he has been an independent investor and financial advisor. He currently serves as a Director of Nine West Group, Inc., Palm Beach National Bank & Trust Company, American Banknote Corporation, Innkeepers USA Trust and Plymouth Rubber. He also serves as Chairman of the Board of Intercoastal Health Foundation.

    Thomas J. Magovern has been a Director of Meditrust since 1985 and a Director of Operating since 1997. Mr. Magovern was a Regional Vice President of Real Estate Asset Management of Summit Bank (successor to United Jersey Bank), a New Jersey banking institution, from November 1995 to 1998. He was a principal of Nationwide Financial Corp., a real estate consulting firm from September 1993 to October 1995. Mr. Magovern was Executive Vice President of Northeast Savings, F.A. from January 1991 until February 1993. Prior to that time he had been Senior Vice President of City Savings Bank, F.S.B. from April 1989 until January 1991 and a Vice President of that bank for more than five years.

    Stephen E. Merrill has been a Director of The Meditrust Companies since May 1998. Mr. Merrill is the President of Bingham Consulting Group, L.L.C. and was Of Counsel to the law firm Choate, Hall & Stewart from March 1997 to February 1999. Previously, Mr. Merrill served as Governor of the State of New Hampshire from 1993 through 1997. He was senior partner in the law firm Merrill & Broderick from 1989 through 1993 and served as Attorney General for the State of New Hampshire from 1985 through 1989.

    Thomas M. Taylor has been a Director of The Meditrust Companies since August 1998. Mr. Taylor has been interim Chairman of the Boards of Meditrust and Operating since August 1998. Prior to that he was Chairman of the Board of La Quinta Inns, Inc. from 1994 to 1998, and President of Thomas M. Taylor & Co. (an investment consulting firm) since 1985, President of TMT-FW, Inc. (a diversified investment firm) since September 1989. Mr. Taylor is also Director of Kirby Corporation, MacMillan Bloedel Limited, Moore Corporation Limited, Agrium Inc., Loewen Group, Inc. and John Wiley & Sons, Inc., and Chairman of the Board of Encal Energy, Ltd.

    Gerald Tsai, Jr. has been a Director of Meditrust since 1992 and a Director of Operating since 1997. Mr. Tsai has been the Chairman of Tsai Management, Inc., a business services company, since 1998 and was Chairman, Chief Executive Officer and President of Delta Life Corporation, an annuity company, from February 1993 to October 1997. Mr. Tsai retired in 1991 as Chairman of the Executive Committee of the Board of Directors of Primerica Corporation, a diversified financial services company, which position he held since December 1988. From January 1987 to December 1988, Mr. Tsai was Chairman, and from April 1986 to December 1988, he was Chief Executive Officer of Primerica Corporation. He is a Director of Rite Aid Corporation, Sequa Corporation, Triarc Companies, Inc., United Rentals, Inc., Saks Incorporated and Zenith National Insurance Corp. Mr. Tsai is also a Trustee of Boston University and New York University Medical Center.

Family Relationships

    There are no family relationships among any of the Directors, executive officers or persons nominated or chosen to become a Director or executive officer of The Meditrust Companies.

Section 16(a) Beneficial Ownership Reporting Compliance

    Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to The Meditrust Companies during its most recent fiscal year, Forms 5 and amendments thereto furnished to The Meditrust Companies with respect to its most recent fiscal year and written representations furnished to The Meditrust Companies, no officer, Director or 10% beneficial owner of The Meditrust Companies failed to timely file a required Form except for Mr. Edward Robinson, former Chief Operating Officer of Operating. Mr. Robinson, whose employment with Operating terminated on August 31, 1998, failed to timely file a Form 3 when he initially became an executive officer on April 15, 1998. A Form 3 was filed for Mr. Robinson on May 12, 1998.

Item 11.

                             EXECUTIVE COMPENSATION

Meditrust

    The following table sets forth the compensation paid to those individuals who served as Meditrust's Chief Executive Officer, or in a similar capacity, during 1998 and the four other most highly compensated executive officers other than the Chief Executive Officer, or such individuals who served in a similar capacity, in 1998 for services rendered in all capacities to Meditrust and its subsidiaries during the fiscal years ended December 31, 1998, 1997 and 1996.

                           Summary Compensation Table

                                                                          Long-Term Compensation
                                            Annual Compensation                       Awards
                                                                          Restricted          Securities      All other
                                                                            Stock           Under-Lying      Compen-
Name and Principal                                                        Award(s)            Options/         sation
      Position                     Year     Salary ($)     Bonus ($)        ($)(6)             SARs (#)       ($)(1)
------------------------           ----     ----------     ---------      ------------      -------------    --------
David F. Benson                    1998      500,000       319,912(3)     2,812,500            375,000         6,860
    Interim CEO and President      1997      350,000       391,382(3)                                          6,610
                                   1996      290,000       335,997(3)

Michael S. Benjamin                1998      300,000       194,718(4)     1,125,000            150,000         6,785
    Senior Vice President and      1997      200,000       238,141(4)                                          6,536
    Secretary                      1996      175,000       240,318(4)                                          6,305

Michael F. Bushee                  1998      300,000       194,718(4)     1,125,000            150,000         6,627
    Chief Operating Officer        1997      200,000       238,141(4)                                          6,377
                                   1996      175,000       240,318(4)                                          6,305

Laurie T. Gerber                   1998      250,000       150,000        1,125,000            150,000         6,157
    Chief Financial Officer        1997      155,000       149,525(5)                                          5,907
                                   1996(2)     6,458        13,370(5)                                              0

(1)     Includes 401(k) plan contribution of $5,000, $5,000, $5,000 and $5,000 in 1998, $4,750, $4,750, $4,750 and $4,750 in 1997 and $4,750, $4,750,
        $4,750 and $0 in 1996, and term life insurance premium payments of $1,860, $1,785, $1,627 and $1,157 in 1998, $1,860, $1,785, $1,627 and
        $1,157 in 1997 and $1,620, $1,555, $1,555 and $0 in 1996, on behalf of
        Messrs. Benson, Benjamin and Bushee and Ms. Gerber, respectively.
(2)     Ms. Gerber commenced her employment with Meditrust in December 1996.
(3)     For the years 1998, 1997 and 1996, $69,912, $167,286 and $121,832 of which relates to Meditrust's issuance to Mr. Benson of (i) 2,558 Shares in four installments valued at $36.38, $30.94, $26.81 and $16.00 per Share in January, 1998, April, 1998, July, 1998 and October, 1998; (ii) 5,097 Shares in three installments valued at $30.27, $31.89 and $36.38 per Share on April 1, 1997, July 1, 1997 and October 10, 1997; and (iii) 514 Shares and 3,827 Shares valued at $27.88 and $28.09 per Share on April 12, 1996 and July 8, 1996. All issuance prices were the closing prices for Shares on the New York Stock Exchange on the respective dates of issuance.
(4)     For the years 1998, 1997 and 1996, $44,718, $86,875 and $130,318 of which relates to Meditrust's issuance to each of Messrs. Benjamin and Bushee of (i) 1,646 Shares in four installments valued at $36.38, $30.94, $26.81 and $16.00 per Share in January, 1998, April, 1998, July,
        1998 and October, 1998; (ii) 2,734 Shares in installments valued at $30.27, $31.89 and $36.38 per Share on April 1, 1997, July 1, 1997 and
        January 2, 1998; and (iii) 308, 2,792, 1,135 and 307 Shares valued at $27.88, $28.09, $29.23 and $32.77 per Share on April 12, 1996, July 8,
        1996, October 3, 1996 and January 3, 1997. All issuance prices were the closing prices for Shares on the New York Stock Exchange on the respective dates of issuance.

(5) For the years 1997 and 1996, $39,472 and $13,370 of which relates to Meditrust's issuance to Ms. Gerber of (i) 1,224 Shares in three equal installments valued at $30.27, $31.89 and $34.59 per Share on April 1, 1997, July 1, 1997 and October 10, 1997 and (ii) 408 Shares valued at $32.77 per Share on January 3, 1997. All issuance prices are the closing prices for Shares on the New York Stock Exchange on the respective dates of issuance.
(6)     On July 31, 1998, Meditrust issued 125,000, 50,000, 50,000 and 50,000
        Shares of restricted stock, which as of December 31, 1998 had a value of $1,875,000, $750,000, $750,000 and $750,000, to Messrs. Benson, Benjamin
        and Bushee and Ms. Gerber. The restricted stock vests on the earlier of the 8th year or upon achievement of the following performance criteria: achievement of Funds from Operations of $2.92 in 2000, $3.10 in 2001, $3.28 in 2002, $3.48 in 2003 and $3.69 in 2004. All of the restricted stock immediately vests upon a change of control of Meditrust. Dividends were paid in August, September and November.

        The following table sets forth information concerning the grant of stock options to the following persons during the fiscal year ended December 31, 1998:

                                          Option Grants in Last Fiscal Year

                          Number of
                           Securities            Percent of Total
                          Underlying             Options Granted         Exercise on                          Grant
                           Options                to Employees            Base Price        Expiration     Date Present
Name                      Granted(#)                   in 1998              ($/Share)            Date      Value ($)(1)
----                      ----------             ------------------      --------------     ------------   -------------
David F. Benson               375,000                    27                   13.44             12/08         393,750
Michael S. Benjamin           150,000                    11                   13.44             12/08         157,500
Michael F. Bushee             150,000                    11                   13.44             12/08         157,500
Laurie T. Gerber              150,000                    11                   13.44             12/08         157,500

---------------

(1) In accordance with Securities and Exchange Commission rules, the Black-Scholes option pricing model was used to estimate the grant date present value of the options set forth in this table. The option pricing model assumed an estimated volatility of 33.0%, dividend yield of 14%, risk-free rate of return of 4.35% and an expected life of 4 years from the grant date.

        The following table sets forth information concerning exercises of stock options by the following persons during the fiscal year ended December 31, 1998 and the number and value of their stock options at December 31, 1998:

               Aggregated Option Exercises in Last Fiscal Year and
                          Fiscal Year-End Option Values

                                                               Number of Securities             Value of Unexercised
                                Shares            Value        Underlying Unexercised           In-the-Money Options at
                             Acquired on        Realized       Options at 12/31/98 (#)          12/31/98 ($)Exercisable/
Name                         Exercise(#)         ($)(1)        Exercisable/Unexercisable           Unexercisable(2)
----                         ------------       ----------     -------------------------        ---------------------------
David F. Benson                    0                0                 187,095/759,513                     0/585,000

Michael S. Benjamin                0                0                 104,138/438,385                     0/234,000

Michael F. Bushee                  0                0                 104,138/438,385                     0/234,000

Laurie T. Gerber                   0                0                  24,031/246,129                     0/234,000

------------------

(1) Market value of underlying securities at exercise, less the exercise price.
(2) Market value of $15.00 as of December 31, 1998, less the exercise price.


Operating

       The following table sets forth the compensation paid to those individuals who served as Operating's Chief Executive Officer during 1998, or in a similar capacity, and the two other most highly compensated executive officers other than the Chief Executive Officer, or such individuals who served in a similar capacity, in 1998 for services rendered in all capacities to Operating and its subsidiaries during the fiscal years ended December 31, 1998, 1997 and 1996.

                           Summary Compensation Table

                                                                                    Long-Term
                                                                                   Compensation
                                                      Annual Compensation             Awards
                                                   -----------------------         ------------
                                                                                   Restricted          All other
Name and Principal                                                                   Stock           Compensation
      Position                        Year         Salary ($)    Bonus ($)          Awards ($)            ($)(1)
------------------------              ----         ----------    ---------         -------------     -----------------
Abraham D. Gosman                     1998(2)       1,591,673      489,000                   (3)           5,874
    Former Chief Executive            1997(2)         140,580            0                  0             26,616(4)
    Officer                           1996(2)           N/A          N/A                  N/A               N/A

William C. Baker                      1998                  0       45,844                   (5)                (6)
    President                         1997            300,000      350,000                  0              4,352(7)
                                      1996            225,000      250,000                  0              3,264

Edward J. Robinson
    Chief Operating Officer           1998(8)         187,501            0                  0              1,250(6)
                                      1997(8)           N/A            N/A                N/A                N/A
                                      1996(8)           N/A            N/A                N/A                N/A

---------------

(1) Includes 401(k) plan contribution of $5,000, $0 and $1,250 in 1998, $741, $0 and $0 in 1997 and $0, $0 and $0 in 1996, and term life insurance premium payments of $874, $0 and $1,250 in 1998, $136, $4,352 and $0 in 1997 and $0, $3,264 and $0 in 1996, on behalf of Messrs. Gosman, Baker and Robinson.
(2) Mr. Gosman became the Chief Executive Officer of Operating on November 5, 1997 and ceased to be employed by Operating on August 3, 1998. He was not otherwise employed by Operating until that date. Information provided with respect to 1997 is for the period November 5, 1997 through December 31, 1997.
(3) On July 28, 1998, Operating issued 800,000 Shares of restricted stock at $25.25 per Share to Mr. Gosman, which as of the grant date had a value of $20,200,000. This grant was forfeited on November 14, 1998. Dividends were paid in August, September and November of 1998.
(4) Reflects the dollar value as of December 31, 1997, of the benefit to Mr. Gosman of the portion of the premium paid by Operating in 1997 with respect to a split-dollar life insurance agreement (see "Further Information Regarding the Boards of Directors and Executive Officers" below for a description of such agreement). The benefit for 1997 was determined by calculating the time value of money (using applicable short-term federal funds rate of 5.68%) of the portion of the premium paid by the employer in 1997 ($468,600) relating to non-term life insurance for the period from May 19, 1997 (the date on which the premium was paid) until June 18, 1998 (which was the earliest date on which the employer could terminate the agreement and obtain a refund of the premium paid). Operating assumed the obligations of Meditrust under such split-dollar life insurance agreement on November 5, 1997.
(5) On July 31, 1998, Operating issued 75,000 Shares of restricted stock at $22.50 per Share to Mr. Baker, which as of the grant date had a value of $1,687,500. As of December 31, 1998 the restricted stock had a value of $1,125,000. This grant was forfeited on January 4, 1999. Dividends were paid in August, September and November.
(6) Does not include severance payments of $1,723,800 and $1,234,651 paid to Messrs. Baker and Robinson.
(7) Does not include severance payments of $1,583,233 paid in 1997 to Mr. Baker in connection with the Santa Anita Merger.
(8) Mr. Robinson became the Chief Operating Officer of Operating in April 1998 and ceased to be employed by the Company in August, 1998. He was not otherwise employed by Operating until that date. Information provided with respect to 1998 is for the period commencing in April 1998.

        The following table sets forth information concerning exercises of stock options by the following persons during the fiscal year ended December 31, 1998 and the number and value of their stock options at December 31, 1998:

               Aggregated Option Exercises in Last Fiscal Year and
                          Fiscal Year-End Option Values

                                                          Number of Securities              Value of Unexercised
                           Shares           Value         Underlying Unexercised                In-the-Money
                           Acquired on      Realized      Options at 12/31/98 (#)         Options at 12/31/98 ($)
Name                       Exercise(#)      ($)(1)        Exercisable/Unexercisable       Exercisable/Unexercisable
----                       -----------      ------        -------------------------       -------------------------
Abraham D. Gosman             25,234         328,039                  0/0                              0/0
William C. Baker              75,000       1,200,000                  0/0                              0/0
Edward J. Robinson                 0               0                  0/0                              0/0

-----------------

(1) Market value of underlying securities at exercise, less the exercise price.

Further Information Regarding the Boards of Directors and Executive Officers

Directors Compensation

        The Meditrust Companies pay each Director who is not otherwise an employee of The Meditrust Companies a fee of $30,000 per year for services as a Director plus $1,000 per day for attendance at each meeting of the full Board of Directors. In addition, the Chairman and each member of a committee of the Board of Directors are paid $1,250 and $ 1,000, respectively, for attendance at a committee meeting. The Meditrust Companies reimburse the Directors for travel expenses incurred in connection with their duties as Directors of The Meditrust Companies. In addition, The Meditrust Companies from time to time pays Directors additional fees in connection with various special projects.

        Meditrust's Predecessor maintained a Trustee Retirement Plan for Trustees of Meditrust's Predecessor who had served on the Board for at least five years and who were not employed by Meditrust's Predecessor upon their retirement from the Board. Pursuant to the plan, Meditrust's Predecessor was obligated to issue to each eligible retired Trustee annual installments of Shares having a fair market value equal to the amount of the basic Trustee fee paid to such Trustee (most recently $30,000) during the last full year of such Trustee's service on the Board plus the amount payable to such Trustee for attendance at six Board meetings (most recently $6,000) during such year. Annual benefits will be paid for the number of years equal to the number of years that the retired Trustee served on the Board. During 1998, Meditrust paid $337,559, $337,559 and $182,550 to each of Messrs. Brooke, Magovern and Tsai, respectively, former Trustees of Meditrust's Predecessor, in the form of unrestricted Meditrust shares which amounts were equal to the present value of each individuals' accumulated benefits. The Board has terminated such plan as it relates to existing Directors and has not instituted a replacement plan.

Financing Arrangement with Executive Officer

        During 1996, Meditrust granted secured loans aggregating up to $240,000 to David F. Benson, with a weighted average interest rate of approximately 6% per annum. As of December 31, 1998, the balance outstanding on these loans was $90,341, all of which is payable on or before May 19, 1999.

Employment Arrangements

        Employment Arrangements with Executive Officers. Effective January 1, 1999, each of David F. Benson, Michael S. Benjamin, Michael F. Bushee and Laurie
T. Gerber (each, an "Executive") entered into an Employment Agreement with Meditrust. Mr. Benson's Employment Agreement provides that he will serve as President and Chief Executive Officer of Meditrust until the fourth anniversary of the effective date of his Employment Agreement. Messrs. Benjamin's and Bushee's and Ms. Gerber's Employment Agreements provide that they will serve as the Senior Vice President and General Counsel, Chief Operating Officer and Chief Financial Officer, respectively, of Meditrust until the third anniversary of the effective date of the respective Employment Agreement. Each Employment Agreement is automatically extended for an additional one-year term unless either of the respective parties thereto elects to terminate the respective Employment Agreement by notice in writing at least 90 days prior to the end of the term of such Employment Agreement. Each Executive is eligible to receive an annual bonus to be determined by the Compensation Committee of an amount between 75% and 100% of his base compensation in the case of Mr. Benson and between 40% and 80% of his or her base compensation in the case of each of Messrs. Benjamin and Bushee and Ms. Gerber.

         Upon termination of employment due to the death or disability of an Executive, all unexercisable stock options and non-vested stock-based grants and performance units will immediately vest and will be exercisable for 90 days. Additionally, Meditrust will provide health insurance coverage for at least two years.

         If an Executive's employment is terminated by such Executive for "good reason," or if Meditrust terminates his or her employment without "cause," Meditrust will pay such Executive a severance payment equal to, at a minimum, three times, in the case of Mr. Benson, and two times in the case of Messrs. Benjamin and Bushee and Ms. Gerber the sum of his or her average base compensation (determined in accordance with the respective Employment Agreement) and average incentive compensation (determined in accordance with the respective Employment Agreement) (for each Executive, the "Severance Payment").

         If a "Change in Control" (as defined in the respective Employment Agreement) occurs and the Executive's employment is terminated for any reason or no reason, in the case of Mr. Benson, or for any reason other than death, disability or voluntary resignation, in the case of Messrs. Benjamin or Bushee or Ms. Gerber, within two years of such Change in Control, Meditrust must pay the subject Executive a lump sum amount equal to such Executive's Severance Payment and all stock options and other stock-based awards and performance units will become immediately exercisable or non-forfeitable. In addition, Meditrust will provide Mr. Benson with a tax gross-up payment to cover any excise tax due.

        Employment Arrangements with Former Chief Executive Officer. Effective July 7, 1998, Abraham D. Gosman entered into an Employment Agreement pursuant to which his service as Chief Executive Officer of Operating was extended through December 31, 2002. Mr. Gosman's base compensation was $1,000,000 per year. In addition, Mr. Gosman was eligible to receive a bonus at the end of each fiscal year of up to 100% of his base compensation. Mr. Gosman was also awarded 800,000 performance shares and options to purchase 1,600,000 paired shares of The Meditrust Companies at $30.75 per paired share (the "Option"). The Option was scheduled to vest in 25% increments on each of February 27, 1999, February 27, 2000, February 27, 2001 and February 27, 2002. Mr. Gosman was issued 100,000 units in the Long Term Bonus Program. In the event of Mr. Gosman's termination following a change in the control of Operating or other than for cause, the Employment Agreement provided that Mr. Gosman would have the right to exchange up to 800,000 performance shares for an equal number of newly issued units in the Long Term Bonus Program. In the event that Mr. Gosman's employment was terminated upon a change of control of Operating or a termination other than for cause, the Employment Agreement provided that (i) all unvested performance shares would become immediately vested in full, (ii) all performance units issued (including units issued in exchange for performance shares) would become immediately vested in full with the value of each unit to be $50, (iii) any unvested options to purchase shares of Operating or The Meditrust Companies held by Mr. Gosman would become immediately vested and exercisable in full and (iv) Mr. Gosman would be paid a lump sum within 30 days of such termination equal to three times the sum of his base salary and maximum bonus opportunity for the year of termination. In the event of termination because of death or disability the Employment Agreement provided that Mr. Gosman or his estate would be paid his base salary and maximum bonus for the balance of the original term of the Agreement and, except in the event of Mr. Gosman's death, Operating would continue to make advance premium payments with respect to the split dollar life insurance policy.

        In May 1995, Meditrust's Predecessor entered into a split-dollar agreement with a trust established by Mr. Gosman (the "Insurance Trust"), pursuant to which Meditrust's Predecessor and the Insurance Trust were to share in the premium costs of a life insurance policy purchased by the Insurance Trust that would pay a benefit of approximately $50 million upon the death of Mr. Gosman. The split-dollar agreement was assumed by Operating. Pursuant to such agreement, Operating agreed to advance the portion of the policy premiums not related to the term life insurance portion of the policy. Operating is entitled to reimbursement of the amounts advanced, without interest, upon the first to occur of (a) Mr. Gosman ceasing to be employed by the Company, (b) the death of Mr. Gosman or (c) the surrender of the policy. Operating's right to reimbursement is secured by an assignment of the life insurance policy and a guaranty of Mr. Gosman in the amount of the excess, if any, of the premium paid by Operating over the cash surrender value of the insurance policy. In connection with the split-dollar agreement, Mr. Gosman agreed with Operating that if the split-dollar agreement was in effect at the time of his death and the net death benefit payable to the Insurance Trust was at least $24 million, then no shares owned by Mr. Gosman at his death would be sold by any of his heirs during the first year following his death and no more than 100,000 of such Shares would be sold during any three-month period in the second, third and fourth years following his death.

        On August 3, 1998, Abraham D. Gosman resigned from his position as Director and Chairman of the Boards of Directors of the Companies and Chief Executive Officer and Treasurer of Operating. Operating and Mr. Gosman are continuing to discuss their respective rights and obligations under the Employment Agreement, including those with respect to the split-dollar agreement.


Familial Relationships

        There are no family relationships among any of the Directors or executive officers of The Meditrust Companies.

Item 12.


         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Principal and Management Shareholders of The Meditrust Companies

        The following table sets forth as of March 26, 1999, except as otherwise noted, the number of Paired Shares beneficially owned, directly or indirectly, by (i) each of the Directors of each of The Meditrust Companies, (ii) all persons who served as chief executive officer of either of The Meditrust Companies for the year ended December 31, 1998, (iii) each of the four most highly compensated executive officers for the year ended December 31, 1998, (iv) all Directors and current executive officers of The Meditrust Companies as a group, and (v) all persons who, to the knowledge of The Meditrust Companies, beneficially own five percent or more of the Paired Shares as of March 26, 1999. Unless otherwise indicated, all information concerning beneficial ownership was provided by the respective Director, executive officer or five percent beneficial owner, as the case may be.

                                                    Amount and Nature of
Name of Beneficial Owner                            Beneficial Ownership(1)                 Percent of Class
Directors and Executive Officers:

Donald J. Amaral                                               25,000                                *
William C. Baker                                               61,400                                *
David F. Benson                                            207,810(2)                                *
Nancy G. Brinker                                                1,500                                *
Edward W. Brooke                                           245,962(3)                                *
William G. Byrnes                                             100,182                                *
James P. Conn                                                  15,062                                *
John C. Cushman, III                                          224,954                                *
C. Gerald Goldsmith                                             1,000                                *
Thomas J. Magovern                                             71,941                                *
Stephen E. Merrill                                              1,000                                *
Thomas M. Taylor                                         5,161,647(4)                              3.4%
Gerald Tsai, Jr.                                            69,889(5)                                *
Michael S. Benjamin                                           118,665                                *
Michael F. Bushee                                             120,316                                *
Laurie T. Gerber                                               28,665                                *

--------------------------                              -------------                             -------

All Directors and current executive officers of
  The Meditrust Companies as a group                     6,454,993(6)                              4.3%

5% Shareholders:

Portfolio C Investors, L.P.                                2,990,809(7)
The Airlie Group, L.P.                                       269,633(8)
Annie R. Bass Grandson's Trust for Lee M. Bass               445,962(9)
Annie R. Bass Grandson's Trust for Sid. R. Bass              445,962(10)
The Bass Management Trust                                    658,526(11)



Hyatt Anne Bass Successor Trust                              857,701(12)
Lee M. Bass, Inc.                                          2,294,211(13)
Peter Sterling                                               187,600
Samantha Sims Bass Successor Trust                           857,701(14)
Sid R. Bass, Inc.                                          2,294,211(15)
Thomas M. Taylor & Co.                                     1,901,205(16)
William P. Hallman, Jr.                                      140,002(17)

------------------------                              ---------------                             -------
     (as a Group)                                         13,343,523                               8.9%
     c/o W. Robert Cotham
     201 Main Street, Suite 2600
     Fort Worth, Texas 76102


Former Director and Executive Officer:
Abraham D. Gosman                                            969,644(18)                             *

_________________________

        Less than 1%.

(1) Unless otherwise indicated, the number of Paired Shares stated as being owned beneficially includes (i) Paired Shares beneficially owned by spouses, minor children and/or other relatives in which the Director or officer may share voting power and (ii) any of the Paired Shares listed as being subject to options exercisable within sixty days of March 26, 1999.
(2) Does not include 120 Paired Shares owned by Mr. Benson's children, to which Mr. Benson disclaims any beneficial interest.
(3) Does not include 1,201 Paired Shares owned by Senator Brooke's wife's IRA, 6,000 Paired Shares owned of record by Senator Brooke as custodian for his son, and 270 Paired Shares as custodian, as to which Paired Shares Senator Brooke disclaims beneficial ownership.
(4) Mr. Taylor may be deemed to beneficially own the shares beneficially owned by Thomas M. Taylor & Co., Portfolio C Investors, L.P. and the Airlie Group, L.P. The aggregate of all of such shares which Mr. Taylor may be deemed to beneficially own is 5,161,647.
(5) Does not include 2,500 Paired Shares owned by Mr. Tsai's wife, as to which Paired Shares Mr. Tsai disclaims any beneficial interest.
(6) Does not include an aggregate of 9,324 Paired Shares owned by or for parents, spouses or children, as to which Paired Shares the Directors or officers disclaim any beneficial interest.
(7) Mr. Thomas M. Taylor, solely in his capacity as the President and sole shareholder of the general partner of the general partner of Trinity I Fund, L.P., the sole stockholder of the general partner of Portfolio C Investors, L.P., may also be deemed a beneficial owner of such shares.
(8) Mr. Thomas M. Taylor, solely in his capacity as President of the general partner of the Airlie Group, L.P.'s general partner, may also be deemed a beneficial owner of such shares.
(9) Mr. William P. Hallman, Jr., solely in his capacity as Trustee of the Annie R. Bass Grandson's Trust for Lee M. Bass, may also be deemed a beneficial owner of such shares.
(10) Mr. William P. Hallman, Jr., solely in his capacity as Trustee of the Annie R. Bass Grandson's Trust for Sid R. Bass, may also be deemed a beneficial owner of such shares.
(11) Mr. Perry R. Bass, solely in his capacity as sole Trustee and as one of two trustors of The Bass Management Trust, may also be deemed a beneficial owner of such shares.
(12) Panther City Investment Company, solely in its capacity as Trustee of the Hyatt Anne Bass Successor Trust, may also be deemed a beneficial owner of such shares.
(13) Mr. Lee M. Bass, solely in his capacity as President of Lee M. Bass, Inc., may also be deemed a beneficial owner of such shares.
(14) Panther City Investment Company, solely in its capacity as Trustee of the Samantha Sims Bass Successor Trust, may also be deemed a beneficial owner of such shares.
(15) Mr. Sid. R. Bass, solely in his capacity as President of Sid R. Bass, Inc., may also be deemed a beneficial owner of such shares.
(16) Mr. Thomas M. Taylor, solely in his capacity as President of Thomas M. Taylor & Co., may also be deemed a beneficial owner of such shares.

(17) Such amount does not include shares held in Annie R. Bass Grandson's Trust for Lee M. Bass and Annie R. Bass Grandson's Trust for Sid R. Bass, for both of which Mr. Hallman serves as trustee.

(18) Mr. Gosman served as CEO of Operating until August 1998. Based on filings made by Mr. Gosman prior to his resignation on August 3, 1998. Mr. Gosman has not been required to make filings since his resignation; therefore, the Companies cannot verify the accuracy of this disclosure.

The information reflected for certain beneficial owners listed under the heading "5% Shareholders" is based on statements and reports filed with the SEC and furnished to The Meditrust Companies by such holders. No independent investigation concerning the accuracy thereof has been made by The Meditrust Companies.


Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Meditrust currently subleases its principal executive offices from Continuum Care of Massachusetts, Inc. ("CCM"), which is wholly-owned by Abraham
D. Gosman, Operating's former Chief Executive Officer, and his two adult sons, on the same terms as CCM's lease with its landlord. The lease provides for an average annual rental fee of $181,776 over the initial five-year term of the lease, which expired on March 31, 1999. The lease has been extended until January 31, 2001. Operating currently subleases its office from Meditrust.

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

        During 1995, 1996, 1997 and 1998, Meditrust agreed to provide mortgage and sale/leaseback financing in the aggregate amount of $286,503,180 (of which $222,663,076 had been funded through March 31, 1999) to entities controlled directly or indirectly by Mr. Gosman and which are currently outstanding for the construction and/or permanent financing of 10 health care facilities located in Palm Beach, Florida (two facilities), Princeton, New Jersey, Needham, Massachusetts, Dedham, Massachusetts, Park Ridge, New Jersey, Deerfield Beach, Florida, Boynton Beach, Florida, Jensen Beach, Florida and Bonita Springs, Florida.

        On January 22, 1998 and January 30, 1998, Meditrust acquired all of the assets of, or all of the partnership interests in, 11 limited partnerships in which Mr. Gosman held a minority equity interest, for an aggregate purchase price of $110,527,841. The limited partnerships held medical office buildings, which Meditrust currently leases directly to the occupants thereof.

        During 1997 and 1998, Meditrust agreed to provide mortgage financing in the aggregate of $68,675,000 (of which $63,250,000 had been funded through March 31, 1999), to certain limited partnerships in which Mr. Gosman holds a minority equity interest for the construction and/or permanent financing of five medical office buildings in the states of Arizona, Florida, Nevada and New Jersey. Mr. Gosman owns from 6.76875% to 12% of the aggregate interests in such limited partnerships.

        On March 4, 1998, Meditrust provided acquisition financing in the amount of $24,228,723 to an entity in which Mr. Gosman owns a 42.5% equity interest and Mr. Bushee owns a 2.5% equity interest, for the development of 134 acres of land in Jupiter, Florida. The loan balance on March 31, 1999 was $13,718,176.

        Operating paid $1,022,439 and $508,994 to Chancellor Aviation corporation and Magnum Aviation Services Corporation, respectively, each of which is owned by Mr. Gosman, in connection with certain services rendered to Meditrust in 1998.

        Cushman Realty Corporation ("CRC"), which is owned in part by John C. Cushman, III, a Director of Meditrust, is representing La Quinta as a real estate broker in connection with moving La Quinta's headquarters from San Antonio, Texas to Dallas, Texas. CRC is receiving no fee.

                                     PART IV

Item 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)  1.  Financial Statements
           2.  Financial Statement Schedules

                                                                                                      Page(s)
      Report of Independent Accountants on Financial Statement Schedules.......................  Previously Filed
      II.  Valuation and Qualifying Accounts...................................................  Previously Filed
      III. Real Estate and Accumulated Depreciation............................................  Previously Filed
      IV.  Mortgage Loans on Real Estate.......................................................  Previously Filed

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the notes to consolidated financial statements, and therefore, have been omitted.

               3.     Exhibits

        Exhibits required as part of this report are listed in the index appearing on pages 23 through 28.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Meditrust Corporation               ---           Incorporated by reference to Exhibit 4.1 to Joint
        Amended and Restated 1995                 Registration Statement on Form S-8 of Meditrust
        Share Award Plan                          Corporation and Meditrust Operating Company
                                                  (File Nos. 333-39771 and 333-39771-01)

Meditrust Operating Company         ---           Incorporated by reference to Exhibit 4.2 to Joint



     Amended and Restated 1995                    Registration Statement on Form S-8 of Meditrust
     Share Award Plan                             Corporation and Meditrust Operating Company
                                                  (File Nos. 333-39771 and 333-39771-01)

Employment Agreement with           ---           Incorporated by reference to Exhibit 10.1 to the
     Abraham D. Gosman                            Joint Quarterly Report on Form 10-Q for the Quarter
                                                  ended September 30, 1998

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

                                        MEDITRUST CORPORATION



                                        By:  /s/Laurie T. Gerber
                                            --------------------------
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

Dated: April 30, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                                    Title                                     Date


 /s/                                             Chairman of the Board of Directors       April 30, 1999
-----------------------------------------
Thomas M. Taylor


 /s/                                             Director, President and Treasurer        April 30, 1999
-----------------------------------------        (Principal Executive Officer)
David F. Benson


 /s/                                             Director                                 April 30, 1999
-----------------------------------------
Donald J. Amaral


 /s/                                             Director                                 April 30, 1999
-----------------------------------------
Edward W. Brooke


 /s/                                             Director                                 April 30, 1999
-----------------------------------------
James P. Conn


 /s/                                             Director                                 April 30, 1999
-----------------------------------------
John C. Cushman


 /s/                                             Director                                 April 30, 1999
-----------------------------------------
C. Gerald Goldsmith


 /s/                                             Director                                 April 30, 1999
-----------------------------------------
Thomas J. Magovern




 /s/                                             Director                                 April 30, 1999
-----------------------------------------
Gerald Tsai, Jr.


 /s/                                             Director                                 April 30, 1999
-----------------------------------------
Stephen E. Merrill


 /s/                                             Director                                 April 30, 1999
-----------------------------------------
Nancy Goodman Brinker

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MEDITRUST OPERATING CORPORATION



                                           By:   /s/William C. Baker
                                                --------------------------------
                                                 President

Dated: April 30, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                                    Title                                     Date

 /s/                                           Chairman of the Board of Directors         April 30, 1999
-----------------------------------------
Thomas M. Taylor


 /s/                                           President, Director, (Principal Executive, April 30, 1999
-----------------------------------------      Financial and Accounting Officer)
William C. Baker


 /s/                                           Director                                   April 30, 1999
-----------------------------------------
Donald J. Amaral


 /s/                                           Director                                   April 30, 1999
-----------------------------------------
David F. Benson


 /s/                                           Director                                   April 30, 1999
-----------------------------------------
Edward W. Brooke


 /s/                                           Director                                   April 30, 1999
-----------------------------------------
C. Gerald Goldsmith


 /s/                                           Director                                   April 30, 1999
-----------------------------------------
William G. Byrnes


 /s/                                           Director                                   April 30, 1999
-----------------------------------------
Nancy Goodman Brinker





 /s/                                           Director                                   April 30, 1999
-----------------------------------------
Thomas J. Magovern


 /s/                                           Director                                   April 30, 1999
-----------------------------------------
Gerald Tsai, Jr.

                                EXHIBIT INDEX


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

4.4      Third Amendment to Pairing Agreement, by      Filed herewith*
         and between Meditrust Corporation and
         Meditrust Operating Company, dated July
         17, 1998

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

 4.25    Form of Fifth Supplemental Indenture dated      Filed herewith*
         as of August 12, 1997, to Indenture dated
         as of July 26, 1995 between Meditrust and
         Fleet National Bank (State Street Bank and
         Trust Company, as Successor Trustee)

 4.26    Form of Remarketed Reset Note due August        Filed herewith*
         15, 2002

 4.27    Form of Sixth Supplemental Indenture dated      Filed herewith*
         as of August 12, 1997, to Indenture dated
         as of July 26, 1995 between Meditrust and
         State Street Bank and Trust Company

 4.28    Form of 7% Notes due August 15, 2007            Filed herewith*

 4.29    Form of Seventh Supplemental Indenture          Filed herewith*
         dated August 12, 1997, to Indenture dated
         as of July 26, 1995 between Meditrust and
         State Street Bank and Trust Company

 4.30    Form of 7.114% Note due August 15, 2011         Filed herewith*

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

10.13      Amendment Agreement to Purchase                   Filed herewith*
           Agreement dated as of November 11, 1998
           among Meditrust Corporation, Meditrust
           Operating Company, Merrill Lynch
           International and Merrill Lynch, Pierce,
           Fenner & Smith Incorporated

10.14      Unsecured Purchase Price Adjustment               Filed herewith*
           Mechanism Agreement among Meditrust
           Corporation, Meditrust Operating Company,
           Merrill Lynch International and Merrill Lynch,
           Pierce, Fenner & Smith Incorporated as a
           partial amendment and restatement of that
           certain Purchase Price Adjustment
           Mechanism Agreement dated as of
           February 26, 1998

10.15      Amended and Restated Settlement                   Filed herewith*
           Agreement dated as of November 11, 1998
           among Meditrust Corporation, Meditrust
           Operating Company, Merrill Lynch
           International and Merrill Lynch, Pierce,
           Fenner & Smith Incorporated

10.16      Amendment to Credit Agreement dated as            Filed herewith*
           November 23, 1998 among Meditrust
           Corporation, Morgan Guaranty Trust
           Company of New York and the other Banks
           set forth therein

  11       Statement Regarding Computation of Per            Filed herewith*
           Share Earnings

  21       Subsidiaries of the Registrant                    Filed herewith*

  23       Consent of PricewaterhouseCoopers L.L.P.          Filed herewith*

  27       Financial Data Schedule                           Filed herewith*

* Previously filed with the Joint Annual Report filed on Form 10-K for the year ended December 31, 1998.