Form 10-K
period 2001-12-31
LA QUINTA CORP; LA QUINTA PROPERTIES INC
filed 2002-03-18
CIK 313749, 314661

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/X/	JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2001
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-9110	Commission file number 0-9109
LA QUINTA CORPORATION	LA QUINTA PROPERTIES, INC.
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)
Delaware	Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)
95-3419438	95-3520818
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)
909 Hidden Ridge, Suite 600 Irving, TX 75038	909 Hidden Ridge, Suite 600 Irving, TX 75038
(Address of Principal Executive Offices, Including Zip Code)	(Address of Principal Executive Offices, Including Zip Code)
(214) 492-6600	(214) 492-6600
(Registrant's telephone number, including area code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class and Name of Each Exchange on Which Registered	Title of Each Class and Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share New York Stock Exchange	Class B Common Stock, par value $0.01 per share
New York Stock Exchange
Cumulative Redeemable Preferred Stock represented by depository shares representing 1/10th of a share of Series A Preferred Stock
New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None	None

        Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    / /

        As of February 25, 2002, the aggregate market value of the registrants' voting and non-voting common equity held by non-affiliates was $801,793,964 based upon the closing price of $6.28 on the New York Stock Exchange composite tape on that date.

        As of February 25, 2002, La Quinta Corporation had 152,413,347 shares of common stock outstanding and La Quinta Properties, Inc. had 100,000 shares of class A common stock and 142,983,199 shares of class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of La Quinta Corporation's definitive proxy statement for the 2002 annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference in Part III of this Form 10-K.

TABLE OF CONTENTS

About this Joint Annual Report
PART I
Items 1 and 2—Description of Our Business and Our Properties
La Quinta Properties, Inc.
La Quinta Corporation
Certain Factors You Should Consider About Our Companies, Our Businesses And Our Securities
Cautionary Statements Regarding Forward-Looking Statements In This Document
Item 3—Legal Proceedings
Item 4—Submission of Matters to a Vote of Security Holders
Item 4A—Our Executive Officers
PART II
Item 5—Market for our Common Equity and Related Stockholder Matters
Item 6—Selected Financial and Other Data
The La Quinta Companies
La Quinta Properties, Inc.
La Quinta Corporation
Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The La Quinta Companies
La Quinta Properties, Inc.
La Quinta Corporation
Liquidity and Capital Resources
Item 7A—Quantitative and Qualitative Disclosures About Market Risk
Item 8—Financial Statements and Supplementary Data
The La Quinta Companies
La Quinta Properties, Inc.
La Quinta Corporation
Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10—Directors and Executive Officers of the Registrants
Item 11—Executive Compensation
Item 12—Security Ownership of Certain Beneficial Owners and Management
Item 13—Certain Relationships and Related Transactions
Item 14—Exhibits, Financial Statements, Schedules and Reports on Form 8-K

i

About this Joint Annual Report

Summary

        This Joint Annual Report on Form 10-K, which we sometimes refer to as this Joint Annual Report, is filed by both La Quinta Corporation, a Delaware corporation ("LQ Corporation"), and its controlled subsidiary, La Quinta Properties, Inc., a Delaware corporation ("LQ Properties") that has elected to be treated as a real estate investment trust, or "REIT," for federal income tax purposes. We sometimes refer to LQ Corporation and LQ Properties in this Joint Annual Report collectively as "The La Quinta Companies." Both LQ Corporation and LQ Properties have securities which are publicly traded and listed on the New York Stock Exchange. Accordingly, this Joint Annual Report includes information, including financial statements, about LQ Properties on a consolidated basis and LQ Corporation on a consolidated basis, as well as information about The La Quinta Companies on a combined consolidated basis, which we present first in each item of this Joint Annual Report. The La Quinta Companies completed a restructuring on January 2, 2002 as more fully described in this Joint Annual Report. As a result of this restructuring, we will file future periodic reports with the Securities and Exchange Commission that disclose information about LQ Corporation, on a consolidated basis with its controlled subsidiary, LQ Properties, as well as information about LQ Properties on consolidated basis. As a result, our future periodic reports will contain two, rather than three, sets of financial statements. This is the last periodic report that will be filed by The La Quinta Companies that will contain three sets of financial statements.

        In this Joint Annual Report, unless the context otherwise requires, the term LQ Corporation includes those entities owned or controlled by LQ Corporation (but excluding LQ Properties); the term LQ Properties includes those entities owned or controlled by LQ Properties; and the terms "we," "us," "our," or "the companies" refers to LQ Corporation, LQ Properties and their respective subsidiaries, collectively. The term "our shares" means the shares of common stock, par value $0.01 per share, of LQ Corporation that are paired and traded as a unit with the shares of class B common stock, par value $0.01 per share, of LQ Properties. Prior to our restructuring, the common stock of LQ Corporation was paired and traded as a unit with the common stock of LQ Properties as "paired shares." Unless otherwise indicated in this Joint Annual Report, all information with respect to our shares refers to our shares since January 2, 2002 and to paired shares for periods before January 2, 2002.

Use of Certain Financial Terms

        In this Joint Annual Report, we use terms such as "EBITDA" and "Recurring Net Income available to common stockholders" which are not terms of financial measurement under generally accepted accounting principles, or GAAP. For a discussion of how we define these terms, please see the information under the heading "Item 6—Selected Financial and Other Data—Definitions of Non-GAAP Terms."

Forward-Looking Statements

        Certain statements in this Joint Annual Report that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "expects," "intends," "estimates," "projects," and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements.

        We have used forward-looking statements in a number of parts of this Joint Annual Report, including, without limitation, "Items 1 and 2—Description of Our Business and Our Properties," including specifically the section captioned "Our Strategy" and "Item 7—Management's Discussion and Analysis of Financial Condition and Results for Operations." These forward-looking statements may

ii

include statements regarding the intent, belief or current expectations of the companies or their respective directors or officers with respect to the matters discussed in this Joint Annual Report. Our forward-looking statements are subject to a number of risks and uncertainties which could cause actual results or the timing of events to differ materially from those described in the forward- looking statements.

        We have included a discussion of some of these risks and uncertainties in this Joint Annual Report under the heading "Certain Factors You Should Consider About Our Companies, Our Businesses And Our Securities" and under the heading "Cautionary Statements Regarding Forward-Looking Statements in this Document." The risks and uncertainties described within these sections include those related to our lodging business, our investments in real estate, LQ Properties' status as a REIT, our healthcare business, our capital expenditures and requirements and our corporate structure, as well as risks and uncertainties related to our industry, the economy and global affairs. We have discussed these risks and uncertainties in detail within these sections and encourage you to read them in their entirety in order to understand the risks and uncertainties which can affect our forward-looking statements, as well as our business generally.

        Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this Joint Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

iii

PART I

ITEMS 1 AND 2—DESCRIPTION OF OUR BUSINESS AND OUR PROPERTIES

General

        We are a leading limited service lodging company providing clean and comfortable guest rooms in convenient locations at affordable prices. We are one of the largest owner/operators of limited service hotels in the United States. We owned and operated 220 La Quinta Inns® and 72 La Quinta Inn & Suites® representing approximately 38,000 rooms in 28 states as of December 31, 2001. We strive to design hotels that attract both business and leisure travelers seeking consistently clean and comfortable rooms that are generally comparable to those of mid-price, full service hotels but at lower average room rates. We believe that by not providing full-service, management-intensive facilities and services, such as in-house restaurants, cocktail lounges, or room service, that typically carry high fixed costs and low margins, we are able to deliver a product that satisfies our customers' needs and price expectations, while also permitting us to concentrate on the variable cost structure and the high-margin nature of our limited service product.

        In addition to owning and operating our hotel properties, we began, in late 2000, to license the use of our proprietary brand names, including La Quinta®, La Quinta Inns® and La Quinta Inn & Suites® in return for royalty and other fees through license agreements with franchisees. As of December 31, 2001, our franchisees operated eight La Quinta Inns® and three La Quinta Inn & Suites® representing approximately 1,000 rooms under our brands. We have included additional information about our franchising program in this Joint Annual Report under the heading "Items 1 and 2—Description of Our Business and Our Properties—Our Franchising Program."

        We operate under the philosophy of offering well-located, convenient locations and consistently clean and comfortable guest rooms at an affordable price. We believe that our customers' perception of value is dependent on the following three components:

  •
  Price. We are able to price our product lower than our mid-price, full service competitors because we do not incur significant fixed costs related to ancillary facilities and services that our customers may not utilize. We also are able to offer lower prices as a result of our consistent company-wide emphasis on cost controls.

  •
  Consistently Clean and Comfortable Rooms. We strive to deliver a consistent guest experience throughout our properties by following a chain-wide set of operating, marketing and hospitality standards. We believe that our properties are well constructed and well maintained and are attractively landscaped to enhance their appearance. To maintain the overall quality of our hotels, each hotel undergoes refurbishment and capital improvements as needed. In addition to regular operating maintenance, major capital refurbishing generally has been provided at intervals of five to seven years, based on an annual review of the condition of each hotel. Each hotel also undergoes a regular maintenance program whereby each room is deep cleaned every quarter. You can find additional information regarding our capital improvements and renovations programs, including our Gold Medal® Lite property renewal program, in this Joint Annual Report under the heading "Items 1 and 2—Description of Our Business and our Properties—Our Properties—Hotel Properties". In order to monitor our customers' perceptions of value, we conduct guest satisfaction surveys, maintain a quality assurance department and provide financial incentives to all our general managers and corporate employees tied to guest satisfaction performance.

  •
  Convenient Locations. Our hotels are typically located near interstate highways, major traffic arteries or major destination areas such as airports, business districts, universities, hospitals or convention centers. As a result, both business and leisure travelers have convenient access to our facilities.

Our Strategy

        We focus on providing consistently clean and comfortable guest rooms in convenient locations at an affordable price. Our objective is to enhance stockholder value by building our brand and expanding our distribution, which we believe are key factors in increasing our EBITDA, cash flow per share and earnings per share. In order to achieve our objective, our key strategies include:

  •
  increase profits from our company-owned hotels;

  •
  grow our franchising program; and

  •
  invest our available capital.

        Increase Profits from our Company-Owned Hotels.    We expect to increase our EBITDA, cash flow per share and earnings per share through increases in profit contributions from company-owned hotels, primarily by improving revenue per available room, or RevPAR, and by controlling our costs. We believe that as the U.S. economy recovers, we will be able to increase RevPAR by stimulating room demand through effective advertising, promotions and Internet distribution channels. We are aggressively targeting new corporate business that can provide sales of a substantial number of room-nights. We also believe that our Gold Medal® Lite property renewal program will result in increases in our RevPAR.

        In addition to increasing revenues at company-owned hotels, we continue to focus on controlling costs while maintaining our customer service levels. We will continue to monitor and seek to control labor costs, which is our largest single operating cost component, through improved demand forecasting, operating efficiencies and labor scheduling. In addition, we will seek to control other hotel operating costs as well as corporate level expenses.

        Grow our Franchising Program.    We will continue to grow our franchising program by capitalizing on the value of our brands. We expect to increase EBITDA, cash flow per share and earnings per share through the development of our fee-based franchising program. By becoming more fee intensive, we anticipate increasing our return on assets and capitalizing on the value of our brands.

        Our franchising program is focused on developing relationships with experienced, high quality hotel owners who will develop and operate new hotels using the La Quinta Inns® or La Quinta Inn & Suites® brands or convert existing hotels to our brands. We believe that this strategy will allow us to continue to expand our brands' geographic coverage without requiring significant capital investment, resulting in increased revenues and cash flow while maintaining consistent quality across our entire chain. Approved franchise applicants are granted the right (subject to the terms of their license agreement) to operate under the La Quinta® brand name, obtain reservations through our central reservation system and use our hotel designs, operating systems and procedures. In return for this right, our franchisees pay to us an initial franchise affiliation fee and ongoing royalty, marketing and reservation fees. These ongoing fees are based on a percentage of gross room revenues at the franchise properties. Franchisees also pay fees to compensate for computer software usage, training programs and Returns Club® loyalty program participation.

        We believe that we have a strong corporate infrastructure that will support significant hotel expansion through franchising. In addition, our newly designed building prototypes, significant open territories in our system, consistency of our product and service, royalty fee rebate feature and our experience as an owner/operator, provide us with competitive advantages in the sale of our franchises.

        Invest our Available Capital.    We have identified certain methods of growth, such as our franchising program and our joint venture development efforts, that we anticipate will involve minimal capital requirements. As a result of this growth strategy, our ongoing capital requirements are generally expected to be less than our cash flow from operations. For the year ended December 31, 2001, our cash flow from operations was approximately $140,000,000. In addition, we have already generated, and project to generate, additional cash proceeds from the selective sales of existing company-owned hotels as well as the sales of non-strategic assets such as our healthcare facilities. During the year ended December 31, 2001, we generated cash proceeds from asset sales of approximately $663,000,000 and used the net proceeds from the sale of these assets primarily to reduce our debt. Accordingly, we anticipate having in excess of $400,000,000 from: cash on hand as of December 31, 2001, cash flow generated from operations during 2002, and cash proceeds generated by asset sales during 2002 to reinvest in our business, including, when appropriate, debt repayment and share repurchases.

        We may use our cash flow, in combination with other sources of capital, to pursue selective inn development and redevelopment and selected strategic acquisitions. Our current development strategy is focused on locating a select number of high visibility properties in key strategic locations, such as central business districts of major cities and areas near major airports and major vacation destinations. We currently intend to use joint ventures with experienced hotel developers for these projects. This approach to development, often used in full service hotel projects, should allow us to reduce the overall levels of our capital requirements and the level of development risk.

        In addition, we own several older hotels in locations that have experienced substantial growth around the hotel site. We believe that we have the opportunity to redevelop a select number of these locations with a new hotel property that will produce stronger operating results than the existing facility. We believe that the current weak lodging environment may present us with opportunities to expand our lodging operations. We will look to grow our lodging business by converting acquired hotel real estate portfolios to the La Quinta® brand.

        We also may use our cash flow, in combination with other sources of capital, to opportunistically pursue acquisitions to expand our brand offering, as well as our geographic territory. Acquisition opportunities would be evaluated on a number of factors, including the potential target's strategic fit, future profitability, financial condition, strength of operations, brand quality and geographic and product distribution. We believe that we have a strong infrastructure to accommodate growth that could come through acquisitions and other growth opportunities. This infrastructure includes effective advertising and marketing programs, an experienced operations group, a central reservations and property management system and a seasoned sales group.

Our Competitive Strengths

        We believe that we benefit from certain competitive strengths which assist us in implementing our business objectives and strategies, including:

  •
  Significant Brand Awareness. We believe that we have achieved significant brand awareness as a result of our focus on providing high quality, well located accommodations and superior value, together with our national and local advertising initiatives. We believe that this brand awareness, as well as our reputation for price, quality and value, has earned our hotels a strong following of loyal guests. We reward our loyal returning guests through our Returns Club® program which provides guests with an expedited reservation system and check-in process as well as rewards for frequent stays. We believe that our brand identity provides us with a significant advantage over independent hotel operators and other limited service chains. Together with our operational expertise, this brand awareness enhances the performance of existing and newly constructed and acquired properties.

  •
  National and Local Advertising Initiatives. We promote and operate our own central reservation system, teLQuik®, as well as a toll-free number, 1-800-531-5900, to accept room reservations. During 2001, we handled approximately 3.2 million calls through our central reservation system, of which approximately half resulted in room reservations. In addition, we currently employ 48 national sales representatives and 15 regional sales representatives. Our sales representatives conduct sales programs to develop and cultivate guests from potential and existing corporate clients.

  •
  Operational Expertise and Experienced Management Team. Our management has substantial experience in the lodging industry. On average, senior management has approximately 25 years of experience in lodging and lodging-related industries and is supported by operational and administrative vice presidents with an average of 10 years of experience. Each company-owned property is operated as an individual profit center by an on-site general manager who oversees all day-to-day guest relations and other operating activities and implements rate, occupancy and cost containment strategies. We believe this decentralized accountability reduces operating costs while creating incentives to maximize RevPAR, guest satisfaction and operating margins by adapting room rates to prevailing market conditions at our individual hotels.

  •
  Financial Resources. We have substantial financial resources to invest in our business. With cash on hand and cash flow from operations and proceeds from asset sales, we anticipate having in excess of $400,000,000 to invest in our business during 2002. We could use our capital to reinvest in existing hotels, develop and/or acquire other lodging real estate assets and/or brands, reduce debt or buy back our stock.

Our Restructuring

        On December 20, 2001, our stockholders approved certain proposals which permitted LQ Corporation and LQ Properties to restructure the existing organization of the two companies by merging a newly formed, wholly owned subsidiary of LQ Corporation, with and into LQ Properties, with LQ Properties surviving the merger and becoming a subsidiary controlled by LQ Corporation while continuing its status as a REIT. Pursuant to the restructuring, which we consummated on January 2, 2002, each outstanding share of common stock of LQ Properties held by our stockholders was converted into one share of a new class B common stock of LQ Properties and each outstanding share of common stock of LQP Acquisition Corp. (all of which were held by LQ Corporation) were converted into one share of a new class A common stock of LQ Properties. Following the restructuring, each share of common stock of LQ Corporation, that previously had been paired with the common stock of LQ Properties, became paired and traded as a single unit with the new class B common stock. The outstanding common stock of LQ Corporation was unaffected by the restructuring other than a reduction in par value from $0.10 to $0.01 and the change of the pairing arrangement as described above. We proposed the restructuring in response to federal tax legislation adopted over the past several years which made it difficult for us to maintain our former status as a "grandfathered" paired share REIT while pursuing our objective to improve, expand, and diversify our lodging real estate assets and lodging business as a whole.

        In connection with the restructuring, our stockholders approved the terms of LQ Properties' class B common stock which provide that no dividends will be paid on LQ Properties' class B common stock prior to 2005. Until 2005, dividends may be paid on LQ Properties' class A common stock, including dividends necessary to maintain LQ Properties' status as a REIT. Commencing in 2005, the holders of class B common stock, may receive, on a quarterly basis, a dividend of $0.10 per share per annum although this dividend payment is not mandatory. In addition, the Class B common stock will, in certain circumstances, be redeemable for nominal consideration by LQ Properties.

        We believe that the restructuring was the best alternative for us to grow our lodging real estate portfolio, management operations and brand franchising in light of this federal tax legislation. In addition, we believe that our restructuring will allow both LQ Properties and LQ Corporation to make efficient use of their substantial net operating loss carryforwards, or "NOLs." We believe additional benefits of our restructuring include our ability to deduct preferred dividends for income tax purposes and to retain capital for other corporate uses such as deleveraging, investment, acquisitions and potential share repurchases. Our restructuring should also enable us to be less dependent upon capital markets by allowing us to retain more of our cash flow.

        Over the last two years, we have undergone significant financial and strategic changes. In January 2000, we began a strategy of selling non-lodging real estate assets in order to focus on our lodging business. As a result of that change in strategy, we replaced substantially all of our senior management with executives who have, on average, approximately 25 years of experience in lodging and lodging-related industries. Over the last two years, our management has improved the operations of our lodging assets, including the reduction of costs and the introduction of our franchising program. During this period, we also sold approximately $1.6 billion of our non-lodging assets, applying the proceeds from these sales to reduce our outstanding indebtedness, thereby strengthening our balance sheet. With the sale of a majority of our non-lodging assets completed, we changed our name from Meditrust to La Quinta in June 2001 to reflect the emphasis on our lodging operations. In January 2002, we restructured our tax and legal corporate structure primarily to address the challenges imposed by federal tax legislation on our previous "grandfathered" paired share REIT structure. We believe that these changes were necessary in order to reposition our business to permit growth of our lodging cash flow and expansion of the La Quinta® brand.

Recent Developments in the Lodging Industry

        In 2001, the U.S. lodging industry experienced a substantial downturn as a result of a slowing national economy and the impact of the terrorist attacks on the U.S. on September 11, 2001. Business and leisure travel slowed considerably as companies reduced corporate travel and leisure travelers cancelled or delayed trips. As a result, after a strong year in 2000, in 2001, the U.S. lodging industry posted its largest decline in RevPAR in almost ten years. Based on data provided by Smith Travel Research, a leading lodging consulting firm, RevPAR in the U.S. lodging industry for 2002 is expected to decline by approximately 7% compared to RevPAR for 2001.

        Our operating performance was likewise affected by the slowing national economy and the September 11, 2001 terrorist attacks and their aftermath. We believe that airport and urban locations were impacted the most, while highway locations were affected the least. While our operating results were negatively affected in 2001, we believe that they were not as severely impacted as many of our full-service competitors. We believe this is due to several factors, including:

  •
  first, a slowing economy caused travelers to re-examine their lodging needs and trade down from full-service hotels to limited service lodging providers like us.

  •
  second, many travelers chose to travel by car rather than by airplane which benefited our hotels which are typically located in "drive-to" markets.

  •
  third, we cater to a business segment that includes traveling sales persons, who typically travel in good and bad economic times.

Key Lodging Statistics

        The following table summarizes our key lodging statistics for the past five years:

	As of and for the year ended December 31,
	2001	2000	1999	1998(e)	1997(e)
	(In thousands, except for number of hotels and statistical data)
Company-owned Hotels In Operation	292	299	301	290	267
Company-owned Hotels Under Construction or Refurbishment	2	3	1	13	29
Number of Franchise Hotels Open	11	—	—	—	—
Available Room-Nights(a,f)	14,042	14,256	14,059	13,072	12,008
Occupancy Percentage(f)	62.2%	63.4%	66.6%	67.0%	69.4%
ADR(b,f)	$60.98	$62.62	$61.02	$59.29	$56.83
RevPAR(c,f)	$37.95	$39.73	$40.64	$39.69	$39.45
EBITDA(d)	$206,340	$224,858	$274,553	$275,470	$238,684
Corporate Capital Expenditures(g)	$10,121	$13,060	$25,457	$4,885	$7,255
Capital Expenditures on Hotels in Operation	$50,095	$28,193	$20,714	$35,021	$103,636
Hotel Redevelopment and Construction Expenditures	$32,505	$8,115	$60,951	$265,905	$251,516

(a)
Available room-nights in thousands.

(b)
Represents average daily rate.

(c)
Represents revenue per available room.

(d)
EBITDA is defined as income from continuing operations plus interest, income taxes, depreciation and amortization; adjusted for loss or gain on sale of assets, other income, and impairment provisions, provision for loss on equity securities and certain other expenses. See reconciliation to GAAP net income in this Joint Annual Report under the heading "Item 6—Selected Financial and Other Data—Other Unaudited Supplemental Information not Required by GAAP."

(e)
Financial results for 1998 and prior periods include lodging results operations of La Quinta Inns, Inc. prior to its merger on July 17, 1998 with Meditrust Corporation.

(f)
Includes operating statistics for hotels operated by us at any time in the respective year and does not include franchise operating statistics.

(g)
Corporate capital expenditures are included in net change in other assets and liabilities on the statements of cash flows.

Our Properties

        Hotel Properties.    Our typical, company-owned La Quinta Inn® and La Quinta Inn & Suites® contain, on average, approximately 130 guest rooms averaging 300 square feet in size. Substantially all of our guest rooms and most of our company-owned hotels include the following amenities:

  •
  Room Amenities. Our room amenities include 25-inch remote control televisions with expanded free television channel choices, movies-on-demand, interactive video games, in-room coffee makers, hairdryers, irons and ironing boards and data port telephones for computer connections. In addition to standard rooms, La Quinta Inn & Suites® offer King Plus Extra rooms and deluxe two-room suites with microwaves and refrigerators.

  •
  Hotel Amenities. Our hotel amenities include complimentary continental breakfast, free unlimited local telephone calls, a swimming pool, same-day laundry and dry cleaning, fax services, 24-hour front desk message service and free parking. In addition, at La Quinta Inn & Suites® we provide additional services including a fitness center, expanded continental breakfast and a courtyard with gazebo and spa.

        Our guests typically have convenient access to food service at nearby freestanding restaurants, which include many national chains. We have an ownership interest in 109 buildings that are adjacent to our hotel properties, which we generally lease to third party restaurant operators.

        We believe that all of our hotel properties are well constructed, well maintained and are attractively landscaped to enhance their appearance. To maintain the overall quality of our hotels, each hotel undergoes refurbishment and capital improvements as needed. In addition to regular operating maintenance, major capital refurbishing has generally been provided at intervals of five to seven years, based on an annual review of the condition of each hotel. Each hotel also undergoes a regular maintenance program whereby each room is deep cleaned every quarter. During 2001, we spent approximately $50,000,000 in capital improvements and renovations to our existing hotels. We have invested approximately $240,376,000 in capital maintenance and renovation improvements to our existing hotels during the last five years.

        In addition to these periodic capital expenditures, in 2001, we commenced Gold Medal® Lite, our property renewal program. This program consists of refurbishments and enhancements to both the interior décor and exterior appearance of 200 of our company-owned La Quinta Inn® properties. Gold Medal® Lite follows our earlier $200,000,000 Gold Medal® redevelopment program of the mid-1990's in which guest rooms in 240 of our company-owned properties were completely refurbished. Gold Medal® Lite will update our guest rooms with a more modern, residential feel including new carpet, wall coverings, furniture, bedspreads and drapes. We believe this program will reinforce our position as a consistent provider of clean, comfortable facilities. In 2001, 78 company-owned properties were updated under the Gold Medal® Lite program. We expect to update the remaining 122 company-owned properties in this program in 2002 and to complete the program in early 2003 for a total program cost of approximately $90,000,000.

        To safeguard our reputation for consistency and quality, we anticipate that, from time to time, we will sell certain hotels that no longer meet the standards of the La Quinta® brand. For example, during 2001, we sold six of our hotels and other related facilities for gross proceeds of approximately $13,878,000. After conducting an extensive review of our lodging portfolio, we have identified 19 additional hotels that we have classified as held for sale.

        The following table sets forth certain information as of December 31, 2001 regarding our lodging properties. Generally, each of our lodging properties is owned by LQ Properties and leased by LQ Properties to a subsidiary of LQ Corporation pursuant to long-term lease agreements. We have included information about these lease agreements in this Joint Annual Report under the heading "Items 1 and 2—Description of Our Business and Our Properties—La Quinta Properties, Inc.—Leases."

Location	Number of Facilities	Number of Rooms(a)	Purchase Price	See References Below
			(000's)

Alabama	8	1,001	$62,900
Arkansas	5	606	30,187	(b)
Arizona	12	1,555	113,266
California	17	2,435	198,858	(b)
Colorado	15	1,868	187,497
Florida	34	4,503	348,959	(b)
Georgia	15	1,956	109,032
Illinois	7	920	60,890
Indiana	3	364	19,050
Kansas	2	229	21,091	(b)
Kentucky	1	129	6,367
Louisiana	15	2,025	183,225	(b)
Missouri	2	235	13,095
Mississippi	1	144	5,348
North Carolina	10	1,307	97,514
Nebraska	1	130	4,948
New Mexico	7	834	60,954
Nevada	4	623	37,773	(b)
Ohio	1	122	5,139
Oklahoma	8	962	64,113
Pennsylvania	1	128	6,844
South Carolina	6	717	39,421
Tennessee	11	1,402	68,324
Texas	94	12,218	876,855	(b)
Utah	4	466	32,790
Virginia	4	511	17,396
Washington	3	419	33,603
Wyoming	1	105	3,556

	292	37,914	$2,708,995

(a)
Our hotels had an average occupancy of 62.2% for the year ended December 31, 2001. Generally, average occupancy rates are determined by dividing the number of days or occupied rooms in each period by the average number of available rooms during such period.

(b)
The total amount of annual base rent paid to third parties related to lodging facilities in these states for the year ended December 31, 2001 was $839,000.

        Healthcare Related Properties.    As of December 31, 2001, LQ Properties had investments in 72 healthcare facilities including 66 assisted living facilities, three medical office buildings and three long-term care facilities. All of our healthcare real estate activities are conducted by LQ Properties. Accordingly, you can find more information regarding our healthcare real estate activities in this Joint Annual Report under the headings "Items 1 and 2—Description of Our Business and Our Properties—Our Other Businesses" and "La Quinta Properties, Inc.—Healthcare Related Real Estate."

Our Operations

        We coordinate our hotel operations from our corporate headquarters in Irving, Texas. Centralized corporate services include marketing, sales, finance, information systems, construction and design, purchasing, legal, risk management, human resources and training. Accounting, treasury, tax and reservations functions are centralized in our service centers located in San Antonio, Texas.

        We have organized our hotel operations into 15 regions with each region headed by a regional vice president located within the respective market. Each regional vice president is responsible, on average, for supervising operations of 20 hotels. The regional vice presidents report to our senior management and are responsible for the service, cleanliness and profitability of the hotels in their respective regions.

        Each company-owned hotel is operated as an individual profit center, with an on-site general manager who oversees all day-to-day operations. Our general managers focus their attention on assuring friendly guest service, maintaining comfortable and clean guest rooms and achieving profitable operations. Their responsibilities also include recruiting, training and supervising the hotel's staff. A typical hotel has approximately 25 employees, including the general manager, housekeepers, laundry attendants, maintenance staff, front desk guest service representatives and a night auditor.

        Our general managers receive a five-week training program that emphasizes operations, hospitality, rate management, legal issues, interviewing, employee relations, training and budgeting prior to assuming responsibility at a hotel. We also utilize assistant managers to support the general mangers at certain properties, which provides a pool of experienced candidates to fill open general manager positions, as needed.

        We use target-driven operational budgets prepared by our general managers that are implemented after review with our senior management. Our room rates are continually reviewed by the hotel general managers, regional vice presidents and senior management so that they can be appropriately adapted to prevailing market conditions at each hotel. Each general manager can earn financial incentives based upon achieving favorable results in comparison to revenue and profit budgets and upon achieving targeted goals in guest satisfaction surveys for their respective property. We believe this incentive program increases our general managers' focus on operating efficient, well-maintained and profitable hotels.

        Our guest satisfaction is monitored through a number of initiatives. Guest satisfaction surveys, conducted by an independent market research company, provide customer feedback on each of our hotels. In addition, we operate a quality assurance department, staffed by former hotel managers, who inspect hotels for adherence to quality standards and who train hotel staff on methods to improve product quality. Regional vice presidents also inspect hotels to monitor quality standards. Financial incentives are set to reward improvements in our guest satisfaction levels. All of our general managers and corporate employees have a portion of their respective bonus plans tied to improvements in our guest satisfaction performance.

Sales & Marketing

        In general, based on data we compiled from our guest profiles, our guests are evenly divided between the following groups:

  •
  Leisure Guests. These guests are typically vacationing families and senior citizens who are en route by car to another destination or attending a nearby special event or attraction. Leisure demand is highest on Friday and Saturday nights.

  •
  Business Travelers. These guests typically visit a given area several times a year and include salespeople and technicians covering a specific territory as well as government and military personnel. Business demand is highest on Monday through Thursday nights.

        Our national advertising campaigns emphasize the consistency and value associated with our hotels. We market through national and local cable and network television, newspapers, other print media and our own website. In addition, we utilize billboard advertisements located along interstate highways near many of our hotels. We employ a 48-member direct sales force. The direct sales force calls on companies that have a significant number of individuals traveling in the regions in which we operate and who have need for a high volume of room-nights. The direct sales force also seeks to increase room sales through the inclusion of our hotels in approved or preferred lodging lists of corporate travel managers and travel agencies who operate on a national basis. In addition, we also employ 15 regional sales representatives at selected hotels, typically located in corporate business parks. Our regional sales representatives conduct sales programs to develop local corporate contacts and encourage local companies to utilize our hotels.

        We offer a number of marketing programs aimed at creating customer loyalty and developing a strong following among our customers. We promote our Returns Club® frequent guest program, which provides its members with an expedited reservation and check-in process as well as rewards for frequent stays. This program improves the administrative efficiency of the reservation agents and front desk staff by providing a personal profile of each member. This profile includes information such as mailing address, room type preference, and preferred method of payment. As of December 31, 2001, we had approximately 820,000 Returns Club® members. These Returns Club® members accounted for approximately 22% of all room-nights sold in 2001. In addition, we form and continue to seek alliances with national travel and consumer organizations, such as AAA and AARP, and offer special rates or promotions to such organizations' customers.

        We promote and operate our own central reservation system, teLQuik®, as well as a toll-free number, 1-800-531-5900, to accept reservations. During 2001, we handled approximately 3.2 million calls through our central reservation system, of which approximately half resulted in room reservations. Our reservation system provides reservation agents with information about hotel locations, available rooms and prices, in order to assist customers in reserving rooms. Our agents are trained in telephone sales and cross-selling techniques. Through our computer network, we continually update the number of rooms sold at a hotel property, permitting the sale of all available rooms through either the individual hotel or the reservation centers. We market our reservation services to travel agents and corporate travel planners who may access teLQuik® through four global distribution systems (airline reservation systems). We also have specialized reservation agents for large group sales, motor coach sales and special service bookings. We estimate that approximately 30% of room sales are to customers who have made a reservation through our central reservation system. An additional 30% of room sales are to customers who have made a reservation directly with the hotel. The remaining 40% of room sales are to customers who arrive at a property without reservations or who make reservations through the Internet.

        We book room reservations on the Internet at our website, www.laquinta.com. This website provides information regarding our hotel locations, services and amenities. The information on our website is not part of or incorporated by reference in this Joint Annual Report. In 2002, we expect to improve upon the www.laquinta.com site to enhance our website's booking capabilities. In addition, we distribute our lodging product via travel websites such as Travelocity, Expedia and Hotwire and we sell room inventory through Priceline.com and other Internet distributors.

Our Franchising Program

        In late 2000, we initiated a program to license the use of our brands through franchising. Our franchising activities include both the franchising of new hotel properties, as well as the reflagging of existing hotel properties that meet our quality specifications. We evaluate franchise applicants on the basis of, among other factors:

  •
  their previous hotel operating expertise;

  •
  the strength of their financial resources; and

  •
  credit history.

        A prospective franchisee is required to pay us a refundable application fee of $5,000 when an application is made for a La Quinta franchise. Upon execution of a license agreement, approved franchise applicants generally pay us an affiliation fee ranging from $40,000 to $45,000, toward which the $5,000 application fee can be used as a credit. Approved franchise applicants are granted the right (subject to the terms of their license agreement) to operate under the La Quinta® brand name, obtain reservations through our central reservation system and use our hotel designs, operating systems and procedures.

        Generally, a franchisee is required to pay a royalty fee of 4.0% of gross room revenues (as defined in the license agreement) during the first two years of operating under the La Quinta® brand and 4.5% of gross room revenues for all periods thereafter. A franchisee can receive a rebate of 0.5% of gross room revenues if, in any calendar year, the franchise hotel achieves superior results in guest satisfaction as measured by an independent guest survey conducted by a market research firm. In addition to the royalty fees, a franchisee generally pays, as a percentage of gross room revenues, a marketing fund fee of 2.5% for national advertising and a reservation fee of 2.0% to support the cost of reservation services provided to the hotels. Franchisees also pay fees to compensate for computer software usage, training programs and Returns Club® loyalty program participation.

        Before a franchise hotel opens, we inspect the hotel to confirm that our quality specifications have been met. Once a franchise hotel opens, we provide continued sales support, assistance and visitation by our franchise operations directors. We currently employ two franchise service directors, who are former general managers of our hotels, to assist franchisees with pre-opening and ongoing business issues. We also employ eight franchise sales personnel located throughout the U.S. who market our franchise program to qualified applicants.

        We do not presently have a formal company-funded financial assistance program for franchisees. However, we may, at our discretion, offer franchisees financing upon varying terms, depending upon a number of factors. These factors include: the amount of the financing; the number of hotels involved; location; the number of rooms involved; market conditions; and other factors that may warrant financial assistance.

        A typical franchise hotel consists of approximately 85 rooms. Each franchise hotel must adhere to the same rigorous quality standards of construction and maintenance as a company-owned hotel. Each franchise hotel is inspected by a franchise service director to assure that the franchise hotel adheres to our quality standards. We have the ability to terminate the license agreement for failure to meet our quality standards as well as for a franchisee's failure to fulfill other contractual obligations. As of December 31, 2001, 11 franchise hotels were operating under the La Quinta® brand and 29 additional hotels had executed license agreements. Our goal is to have 80 franchise hotels open by the end of 2002 and to open approximately 50 additional franchise hotels each year thereafter.

Our Information Systems

        Our information systems support our operations, reservations, marketing and sales, financial reporting and management reporting functions. During 2001, we substantially improved our information systems capabilities. These improvements include:

  •
  enhanced capabilities for installing systems and supporting franchisees;

  •
  increased correlation in room inventory and rate consistency between property management systems;

  •
  introduction of new electronic distribution channels;

  •
  more timely management reporting for improved operational decision making;

  •
  enhancements to our Internet site, www.laquinta.com;

  •
  improvements to our sales systems for tracking leads and procuring corporate business; and

  •
  improved payroll and scheduling reports to control labor costs.

        Our system stability also has improved with the outsourcing of the hosting, maintenance and support to a leading third party provider, Perot Systems. We plan to continue to invest in our information systems to enhance our ability to monitor and maximize revenues and profitability.

Our Competition

        The hotel industry is highly competitive. Our hotels compete in our market areas with numerous limited service lodging brands, especially in the mid-priced segment, and with numerous major national lodging chains, regional brands and independently owned hotels. We believe that the primary competitive factors determining success in our industry are:

  •
  price;

  •
  location; and

  •
  quality.

        Our current direct competitors include national chains which operate in the mid-scale without food and beverage segment, such as Hampton Inns, Fairfield Inns, and Comfort Inns. In certain locations, our hotels also compete with mid-scale properties with food and beverage services, such as Ramada Inns, Holiday Inns and Hilton Garden Inns. No single competitor or group of our competitors is dominant in the lodging industry. However, some of our competitors have a larger network of locations and greater resources than we do.

Our Employees

        As of December 31, 2001, we employed approximately 7,000 employees, including approximately 6,300 hourly employees. Of these employees, approximately 220 were employed at our corporate headquarters in Irving, Texas and approximately 270 were employed at our support centers in San Antonio, Texas, of whom 190 work at our reservation center. Our employees are not currently represented by labor unions and we have never experienced an organized work stoppage. We believe that ongoing labor relations with our employees are good.

Our Trademarks

        La Quinta Inns®, La Quinta Inn & Suites®, Returns Club®, teLQuik®, Gold Medal® and our other associated proprietary trademarks are our registered trademarks. All of our material trademarks are registered with the United States Patent and Trademark Office. In addition, we have registered certain of our trademarks with the appropriate governmental agencies in certain foreign jurisdictions. We consider all of these trademarks and the associated name recognition to be important to our business. We monitor the use of similar names and takes appropriate action when possible infringements occur.

Seasonality

        The lodging industry is seasonal in nature. The periods during which our lodging properties experience higher hotel revenue activities vary from property to property depending principally upon location. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarter. We expect this seasonality will cause quarterly fluctuations in revenue, profit margins and net earnings.

Our Other Businesses

        As of December 31, 2001, we owned or provided financing for 72 geographically dispersed healthcare facilities operated by eight different third party operators. All of our healthcare operations, including the healthcare real estate financing activities, are conducted by LQ Properties. Consistent with our previously announced intention to focus on the lodging industry, our healthcare operations and healthcare assets are decreasing as a result of our continued success in selling these assets to other healthcare real estate investors or to the operators of the facilities. We intend to continue selling our healthcare assets and redeploy the capital generated to deleverage or expand our lodging operations. As of December 31, 2001, 11 employees maintained the operations of the healthcare business. These employees are responsible for monitoring the existing healthcare related real estate portfolio as well as negotiating the sale (or early repayment) of our existing healthcare portfolio assets. The net book values of healthcare related leases and mortgages over the last five years were as follows:

	As of and for the year ended December 31,
	2001(a)	2000(a)	1999(a)	1998(a)	1997
	(In thousands)
Leases	$153,006	$681,714	$1,090,586	$1,699,948	$1,502,947
Mortgages	82,853	222,571	1,059,920	1,197,634	1,432,825

Total	$235,859	$904,285	$2,150,506	$2,897,582	$2,935,772

(a)
Includes adjustment for impairment of real estate assets and impairment of mortgage loans of $88,369,000, $177,162,000, $116,011,000 and $66,909,000 as of December 31, 2001, 2000, 1999 and 1998, respectively.

        As of December 31, 2001, LQ Properties held approximately $153,006,000 of healthcare assets as lessor through sale/leaseback transactions. Substantially all of LQ Properties' sale/leaseback transactions are leased under triple net leases which are accounted for as operating leases and generally require that the third party pay for all maintenance, repairs, insurance and taxes on the property. LQ Properties has historically earned fixed monthly rents, although in some circumstances, it has earned periodic additional rents. Generally, multiple leases with one operator are cross-collateralized and contain cross-default provisions tied to each of the operator's other leases with us. You can find more information regarding our healthcare leases in this Joint Annual Report under the heading "Items 1 and 2—Description of Our Business and Our Properties—La Quinta Properties, Inc.—Leases."

        As of December 31, 2001, LQ Properties held approximately $82,853,000 in permanent mortgage loan financing. Permanent mortgage financing provided by LQ Properties has historically consisted of either construction or development loans made to a third party operator to construct a new healthcare facility which were converted to permanent mortgage loans or permanent mortgage loan financing put in place at the time a third party operator bought or refinanced an existing healthcare facility. These permanent mortgage loans are secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

        As of December 31, 2001, we also operated TeleMatrix, a provider of telephones, software and equipment for the lodging and telecommunications industry. Although this business generated positive operating cash flow and functions relatively autonomously, it does not represent a significant portion of our assets, revenues, operating cash flow or expenses.

La Quinta Properties, Inc.

General

        LQ Properties is a self-administered REIT which operates under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and is incorporated in the State of Delaware. LQ Properties' principal executive offices are located at 909 Hidden Ridge, Suite 600, Irving, TX 75038 and its telephone number is (214) 492-6600. As of December 31, 2001, LQ Properties had investments in 360 facilities consisting of 288 hotels and 72 healthcare facilities.

        In January 2000, we announced a plan of reorganization, referred to as our Five Point Plan, which provided for, among other things:

  •
  an orderly disposition of a significant portion of our healthcare assets; and

  •
  our intention to focus on enhancing the long-term growth potential of our lodging division.

        As a result of that strategy, LQ Properties had a net decrease in gross real estate investments of $852,089,000 during the year ended December 31, 2001 principally due to the sale of certain healthcare assets to operators of healthcare real estate assets, sales of land and the repayment of principal on permanent mortgage loans and development loans. You can find additional information and a further discussion of our Five Point Plan in this Joint Annual Report under the heading "Item 6—Selected Financial and Other Data—Overview—Focus on Lodging Industry."

        For a discussion of certain factors that could impact the financial condition, results of operations and/or business of LQ Properties or the successful implementation of our Five Point Plan and each of its respective component parts, you are encouraged to read the section of this Joint Annual Report under the heading "Items 1 and 2—Description of Our Business and Our Properties—Certain Factors You Should Consider About Our Companies, Our Businesses And Our Securities."

        A more detailed discussion of our businesses is set forth in this Joint Annual Report under the heading "Items 1 and 2—Description of Our Business and Our Properties."

Lodging Related Real Estate

        As of December 31, 2001, LQ Properties had investments in 288 hotels including 218 La Quinta Inns® and 70 La Quinta Inn & Suites® hotels. These hotels, located in 28 states, represent an aggregate of 37,368 rooms in service, and are leased by LQ Properties (or the respective property owning subsidiary) to a subsidiary of LQ Corporation. Additionally, as of December 31, 2001, subsidiaries of LQ Corporation held investments in four lodging facilities. You can find additional information about our lodging business and lodging related real estate in this Joint Annual Report under the heading "Items 1 and 2—Description of Our Business and Our Properties."

Healthcare Related Real Estate

        As of December 31, 2001, LQ Properties had investments in 72 healthcare facilities including 66 assisted living facilities, three medical office buildings, and three long-term care (skilled nursing) facilities. Third party operators leased 64 of LQ Properties' healthcare facilities and eight facilities constituted investments through the provision of permanent mortgage loan financing. LQ Properties' healthcare properties are located in 19 states and are operated by eight different operators.

        Assisted Living Facilities.    Our assisted living facilities provide a combination of housing, supportive services, personalized assistance and healthcare designed to respond to individual needs for daily living activities. Support services are generally available 24 hours a day to meet scheduled and unscheduled needs.

        Long-Term Care (Skilled Nursing) Facilities.    Our long-term care facilities offer restorative, rehabilitative and custodial nursing care for patients not requiring the more extensive and sophisticated treatment available at acute care hospitals. Our facilities are designed to provide custodial care and to supplement hospital care and many have transfer agreements with one or more acute care hospitals.

        Medical Office Buildings.    Our medical office building facilities contain corporate headquarters for certain healthcare companies as well as individual physicians, physician groups and other healthcare provider offices for the treatment of patients. The types of services provided in our medical office buildings may include clinics, examination facilities, outpatient therapy and the provision of other medical services in a non-hospital setting.

        The following table includes information as of December 31, 2001 regarding our healthcare properties:

Location	Number of Facilities	Number of Beds(a)	Purchase Price or Mortgage Amount(b)	See References Below	Annual Base Rent or Interest Payment(b)
			(000's)		(000's)

Assisted Living
Arkansas	2	102	$7,638		$185
Arizona	1	48	4,187		279
California	1	119	9,878		740
Florida	6	312	42,477	(d)	3,954
Kansas	2	52	—	(e)	—
Michigan	13	654	60,806	(f)	5,403
Minnesota	5	99	5,907		542
North Carolina	4	232	22,869		2,097
New York	1	80	9,086		830
Ohio	5	346	19,066		901
Oklahoma	2	59	6,214	(e)	600
Pennsylvania	4	253	16,793		727
South Carolina	2	76	7,844		719
Tennessee	3	226	16,297		362
Texas	4	222	8,456		849
Virginia	2	134	9,112		202
Wisconsin	9	170	10,359		957

Total Assisted Living	66	3,184	$256,989		$19,347

Long-Term Care Facilities
Massachusetts	2	340	35,292	(g)	3,120
New Hampshire	1	147	13,499		551

Total Long-Term Care	3	487	$48,791		$3,671

Medical Office Buildings
Massachusetts	1	—	—	(g)
Tennessee	2	—	26,212	(h)	1,344

Total Medical Office Building	3	—	26,212		1,344

Total Healthcare	72	3,671	$331,992		$24,362

Land
California			330
Florida			10,086	(e)	1,337

Total Land			10,416		1,337

Total Healthcare Related Facilities	72	3,671	$342,408		$25,699

(a)
Generally, average occupancy rates are determined by dividing the number of days or occupied rooms in each period by the average number of licensed bed days during such period. Based upon information provided by the operators of our healthcare facilities, the average occupancy of LQ Properties' portfolio of operating healthcare facilities for the year ended December 31, 2001, was as follows: 91% for long-term care facilities and 77% for assisted living facilities.

(b)
Represents purchase price or mortgage amount as of December 31, 2001 for operating facilities.

(c)
The annual base rent/interest payments under the healthcare leases or mortgages are generally projected to be approximately 8% of the purchase price or mortgage amount, in accordance with the terms of the respective agreements. Base rent excludes additional and percentage rent and interest. Additional and percentage rent, interest and other fees earned by the facilities listed above for the year ended December 31, 2001 were an aggregate of $2,292,000. Additional and percentage rent and interest are calculated based upon a percentage of a facility's revenues over an agreed upon base amount or an automatic annual escalation. Amounts listed in the table above represent contractual base rent or interest.

(d)
Includes a permanent mortgage loan of $25,634,000.

(e)
The gross investment and annual base rent is included in the Oklahoma assisted living facility under an umbrella sale/leaseback.

(f)
Includes permanent mortgage loans of $9,800,000.

(g)
The mortgage amount and interest payment includes the Massachusetts medical office building under an umbrella mortgage.

(h)
Permanent mortgage loans.

Leases

        LQ Properties leases its real estate assets.    As a REIT, LQ Properties is not permitted to operate or manage the businesses conducted on its real estate assets. Instead, LQ Properties leases its lodging related real estate to a subsidiary of LQ Corporation and leases its healthcare related real estate to third parties. Each of these leasing activities are described in more detail below.

        Leased Hotel Properties.    Generally, each of the hotel properties, including the land, related easements and rights, buildings, improvements, furniture, fixtures and equipment, that is owned by LQ Properties is leased to a subsidiary of LQ Corporation pursuant to long-term lease agreements. We refer to these hotel properties as the leased hotel properties.

        The lease agreements have fixed terms of five years. LQ Properties' gross real estate investment in the leased hotel properties aggregates approximately $2,671,304,000 as of December 31, 2001. The base rents range from 3.5% to 15.5% per annum of LQ Properties' equity investment in the leased hotel properties. The lease agreements between LQ Properties and LQ Corporation include quarterly base or minimum rents plus contingent or percentage rents based on quarterly gross revenue thresholds for each of the leased hotel properties. Rent in the aggregate for the year ended December 31, 2001 was $275,359,000, of which $163,633,000 remained outstanding and payable to LQ Properties by LQ Corporation as of December 31, 2001.

        LQ Corporation is required to pay rent and all operating expenses of the leased hotel properties while LQ Properties assumes costs attributable to real estate taxes and insurance. LQ Corporation is required to provide for all repairs, replacements and alterations to the leased hotel properties that are not considered capital additions or material structural work, as defined in the lease agreements. LQ Properties provides for all capital additions and material structural work. LQ Corporation has operated at a substantial loss due in part to the lease payments required to be made under the lease agreements. Due to the unexpected, but long-term, shortfall in the operating revenues generated by the leased hotel properties as compared to what was originally contemplated when the terms of the lease agreements were originally established, it is highly likely that LQ Properties and LQ Corporation will modify substantially all of the lease agreements for the leased hotel properties which would result in a reduction in revenue for LQ Properties and reduced expenses for LQ Corporation.

        Leased Healthcare Properties.    We do not operate any of the businesses conducted on LQ Properties' healthcare related real estate. Instead, all of LQ Properties' healthcare related real estate is leased to third parties. Generally, each of the healthcare facilities, including the land, related easements and rights, buildings, improvements and fixtures, that are owned by LQ Properties are leased pursuant to a long-term triple net lease. The leased healthcare properties usually do not include major movable equipment.

        The healthcare facility leases generally have a fixed term of approximately 10 years and contain multiple renewal options. Some healthcare facility leases are subject to earlier termination upon the occurrence of certain events as described in the lease.

        LQ Properties' leased healthcare properties before impairment aggregated approximately $217,204,000 as of December 31, 2001. The base rents range from approximately 8% to 12% per annum of LQ Properties' equity investment in the leased healthcare properties. The base rents for the renewal periods are generally fixed rents for the initial renewal periods and market rates for later renewal periods. All leases provide for either an automatic fixed annual rent escalation or additional variable rents in addition to the base rent, based on revenues exceeding specified base amounts.

        Each lease is a triple net lease requiring the lessee to pay rent and all additional charges incurred in the operation of the leased healthcare property. The lessees are required to repair, maintain, and in certain circumstances rebuild the leased healthcare properties as well as pay insurance and taxes on the facility.

        The obligations under the leases are generally guaranteed by the parent corporation of the lessee, if any, or affiliates or individual principals of the lessee. Some obligations are further backed by letters of credit and cash collateral from various financial institutions which may cover up to six months of lease payments and which remain in effect until the expiration of a fixed time period or the fulfillment of certain performance criteria. Generally, multiple leases with one operator are cross-collateralized and contain cross-default positions tied to each of the operator's other leases with LQ Properties.

        LQ Properties also obtains other credit enhancement devices similar to those it may obtain with respect to mortgage loans as described below.

        With respect to two of the leased healthcare properties, LQ Properties leases the land pursuant to ground leases and subleases the land to the operator of the leased healthcare property. Such subleases contain terms substantially similar to those found in the healthcare facility leases.

Other Healthcare Investments

        LQ Properties' healthcare portfolio includes secured loans which are structured to provide LQ Properties with interest income, additional interest based upon the revenue growth of the operating facility or a fixed rate increase, principal amortization and commitment fees. All of the approximately $107,024,000 in mortgage loans at face value before impairment as of December 31, 2001 are first mortgage loans. LQ Properties is no longer actively engaged in making new mortgage loans on healthcare properties.

        The interest rates on LQ Properties' existing investments in mortgage loans for operating facilities range from approximately LIBOR plus 1% per annum to 10% per annum on the outstanding balances. The yield to LQ Properties on mortgage loans depends upon a number of factors, including:

  •
  the stated interest rate;

  •
  the average principal amount outstanding during the term of the loan;

  •
  the amount of the commitment fee charged at the inception of the loan;

  •
  the interest rate adjustments; and

  •
  the additional interest earned.

        The mortgage loans for operating facilities made through December 31, 2001 generally have 10-year terms with up to 20 to 30-year amortization schedules that provide for a balloon payment of the outstanding principal balance at the end of the tenth year. Some of the mortgages include an interest adjustment in the fifth year which generally provides for interest to be charged at the greater of the current interest rate or 300 to 400 basis points over the five-year United States Treasury securities' yield at the time of adjustment.

        LQ Properties requires a variety of additional forms of security and collateral beyond that which is provided by the lien of the mortgage, including one or more of the following items:

  •
  a guaranty of the complete payment and performance of all obligations associated with each mortgage loan from the borrower's parent corporation, if any, other affiliates of the borrower and/or one or more of the individual principals controlling such borrower;

  •
  a collateral assignment from the borrower of the leases and the rents relating to the mortgaged property;

  •
  a collateral assignment from the borrower of all permits, licenses, approvals and contracts relating to the operation of the mortgaged property;

  •
  a pledge of all, or substantially all, of the equity interest held in the borrower;

  •
  cash collateral for a negotiated dollar amount typically equal to three months to one year's principal and interest on the loan, (which cash collateral typically remains in effect until the later to occur of (i) three years after the closing of the mortgage loan or (ii) the achievement by the facility of an agreed-upon cash flow debt coverage ratio for three consecutive fiscal quarters and, in the event that the agreed-upon financial covenants are not maintained throughout the loan term, the borrower is often required to reinstate the cash collateral);

  •
  an agreement by any affiliate of the borrower or operator of the facility to subordinate all payments due to it from the borrower to all payments due to LQ Properties under the mortgage loan; and

  •
  a security interest in all of the borrower's personal property, including, in some instances, the borrower's accounts receivable. In addition, the mortgage loans are generally cross-defaulted and cross-collateralized with any other mortgage loans, leases or other agreements between the borrower or any affiliate of the borrower and LQ Properties.

Income Tax Matters

        LQ Properties currently intends to continue to manage its investments, including the sale or disposition of property or other investments, and to operate (including through its business relationships with LQ Corporation) in a manner consistent with the requirements of the Code and the regulations thereunder in order to qualify as a REIT. As long as LQ Properties complies with the Code and its regulations regarding REIT qualification, LQ Properties will generally not be taxed, under the federal income tax laws, on that portion of its REIT taxable income that it distributes to its stockholders. LQ Properties utilizes taxable REIT subsidiaries to conduct the operations of TeleMatrix and to hold certain assets which LQ Properties could not hold directly. LQ Properties has accrued and paid federal and state income taxes on the earnings of such subsidiaries.

        In order to continue to qualify as a REIT, among other factors, LQ Properties must have distributed, in general, at least 90% of its 2001 REIT taxable income (excluding net capital gain) as dividends eligible for the dividends paid deduction available to REITs. Distributions to preferred stockholders during 2001 satisfied this requirement. As of December 31, 2001, LQ Properties had NOLs of approximately $125,000,000 that could be used to reduce LQ Properties' REIT taxable income and distribution requirements in future years. Going forward, LQ Properties intends to utilize its available NOLs in a tax-efficient manner. For LQ Properties, this may include using its available NOLs to offset amounts that would otherwise be required to be distributed to LQ Corporation. Such amounts could be retained within LQ Properties to fund acquisitions, reduce debt, or for other corporate purposes.

Environmental Matters

        Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in its property. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. The costs of investigation, removal or remediation of hazardous substances may be substantial. Additionally, the presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect the owner's ability to sell or rent or to borrow using this property as collateral. People who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of a release of substances at a disposal treatment facility, whether or not the facility is owned or operated by that person. Certain environmental laws impose liability for release of asbestos containing materials, or "ACMs," into the air and third-parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, we may be considered an owner or operator or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, be potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

        We have retained independent environmental consultants in the past to conduct or update Phase I environmental assessments (which generally do not involve invasive techniques such as soil or ground water sampling) and asbestos surveys with respect to certain of our properties. These environmental assessments have not revealed any environmental conditions that we believe will have a material adverse effect on our business, assets or results of operations. Where appropriate, on a property-by-property basis, these consultants also have conducted additional testing, including sampling for asbestos, for soil contamination where underground storage tanks are or where located, and for contamination of underground water. However, even though these environmental assessments have been conducted, there is still the risk that the environmental assessments and updates did not identify all potential environmental liabilities because either a prior owner created a material environmental condition that is not known to us or the independent consultants preparing the assessments did not discover it. Further, new environmental liabilities may have developed since the environmental assessments were conducted. We are aware that certain of our hotel properties' are adjacent to gasoline stations that may put these properties at risk for soil and groundwater contamination from these neighboring properties. In addition, one of our hotel properties is located near a "Superfund Site" as designated by the EPA. Finally, our lodging properties are cleaned and maintained using various chemicals and cleaning agents, some of which may be environmentally sensitive or hazardous. We generally maintain these chemicals and cleaning agents in appropriate containers to protect against environmental hazards.

La Quinta Corporation

General

        LQ Corporation is a Delaware corporation, which currently operates the business conducted on LQ Properties' lodging related real estate. LQ Corporation's principal executive offices are located at 909 Hidden Ridge, Suite 600, Irving, TX, 75038 and its telephone number is (214) 492-6600.

        As of December 31, 2001, LQ Corporation, through its subsidiaries, leased 288 properties from LQ Properties, managed a total of 292 hotels and LQ Corporation's franchisees operated 11 hotels. LQ Corporation's activities are conducted primarily on real estate either leased or subleased from LQ Properties. Additionally, subsidiaries of LQ Corporation held investments in four lodging facilities as of December 31, 2001. LQ Corporation does not operate any businesses conducted on, or related to, LQ Properties' healthcare related real estate. LQ Corporation neither leases real estate from, nor manages real estate on behalf of, any third party with the exception of one hotel facility and certain land parcels. You can find more information and a further discussion about our lodging business in this Joint Annual Report under the heading "Items 1 and 2—Description of Our Business and Our Properties."

        For a discussion of certain factors that could impact the financial condition, results of operations and/or business of LQ Corporation, you are encouraged to read the section of this Joint Annual Report entitled "Certain Factors You Should Consider About Our Companies, Our Businesses And Our Securities."

        A more detailed discussion of our businesses is set forth in this Joint Annual Report under the heading "Items 1 and 2—Description of Our Business and Our Properties."

Income Tax Matters

        LQ Corporation pays ordinary corporate income taxes on its taxable income. Any income, net of taxes, will be available for retention in LQ Corporation's business or for distribution to stockholders as dividends. Any dividends distributed by LQ Corporation will be subject to tax at ordinary rates and generally will be eligible for the dividends received deduction for corporate stockholders to the extent of LQ Corporation's current or accumulated earnings and profits. However, there is no tax provision which requires LQ Corporation to distribute any of its after-tax earnings and LQ Corporation does not expect to pay cash dividends in the foreseeable future. Currently, LQ Corporation is not paying any federal income taxes due to the operating losses being generated. As of December 31, 2001, LQ Corporation had NOLs of approximately $215,000,000 that can be used to reduce future taxable income from operations or taxable distributions from LQ Properties.

Certain Factors You Should Consider About Our Companies,
Our Businesses And Our Securities

        Presented below are certain factors that we believe are material to our stockholders. You should be aware that there are various risks, including those described below, which in the future and, in some cases, already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors. This section includes or refers to certain forward-looking statements. You should read the explanation of the qualifications and limitations on such forward-looking statements in this Joint Annual Report under the headings "Items 1 and 2—Description of Our Business and Our Properties—Cautionary Statements Regarding Forward-Looking Statements In This Document."

Risks Associated with our Lodging Business

Our strategic focus on lodging related properties exposes our stockholders to risks common in this industry that may adversely affect an investment in our securities, including a number of risks that could have an adverse effect on our lodging related business.

        Our economic performance, and consequently the value of our publicly traded securities, are subject to the risk that if our properties do not generate revenues to meet our operating expenses, including debt service and capital expenditures, our cash flow will be adversely affected. The following factors, common in the lodging industry, may adversely affect the revenues generated by our hotel properties, including:

  •
  changes in the national, regional and local general economic climate;

  •
  weather conditions;

  •
  competition from comparable hotels, many of which have greater marketing and financial resources than our hotel-operating business;

  •
  the desirability of particular locations;

  •
  the quality, philosophy and performance of the lodging facility managers and supervisors;

  •
  changes in product preferences;

  •
  decreases in the demand for our lodging facilities as a result of technological developments;

  •
  availability of qualified labor;

  •
  changes in room rates and increases in operating costs due to inflation and other factors;

  •
  capability of management information systems;

  •
  the need for capital to reinvest in order to periodically repair and upgrade our lodging facilities;

  •
  sudden changes in travel patterns caused by factors such as terrorist attacks;

  •
  increases in travel expenses that reduce business and leisure travel;

  •
  increases in infrastructure expenses such as real estate tax and utilities; and

  •
  fluctuating and seasonal demands of business travelers and tourism and the relationship, generally, between supply of and demand for hotel rooms (an oversupply of hotel properties or a reduction in demand for hotel rooms).

We may continue to experience reduced demand for our hotel rooms as a result of the September 11, 2001 terrorist attacks and their aftermath, which may result in reduced revenue and decreased financial performance in the future.

        The terrorist attacks have negatively impacted general economic, market and political conditions. The terrorist attacks, compounded with the slowing national economy, have resulted in substantially reduced demand for lodging for both business and leisure travelers across all lodging segments. This has resulted in reduced revenue and decreased financial performance for fiscal year 2001. While we currently cannot project the continuing impact of these events on us, we do expect that if lodging demand remains reduced, we may experience additional declines in RevPAR and EBITDA in the future. Additionally, these declines could affect our ability to comply with certain financial covenants under our credit facility.

We must successfully compete for franchisees or our franchising program will not develop into a meaningful component of our lodging business.

        The lodging business is a heavily franchised industry. While the La Quinta® brand has been in existence since 1968, we just introduced the franchising of the La Quinta® brand in the fall of 2000. Some of our competitors may have substantially greater marketing and financial resources than we do. Some of our competitors may have greater brand distribution than we do. Some of our competitors may offer greater financial incentives, including financing and royalty rebates, than we do. We must still compete successfully against these other lodging components in order to successfully grow our franchising program and develop it into a long-term meaningful component of our lodging business.

Our franchising program depends upon third party owners/operators who may not fulfill their franchising obligations, including failing to make timely payments to us and failing to maintain quality control over the use of the La Quinta® brand.

        Our growth strategy includes, among other things, expansion of the La Quinta® brand through franchising. The success of our franchise program is dependent upon the manner in which our franchisees adhere to their respective franchise agreements and operating standards, which include:

  •
  timely payment of royalties and fees;

  •
  ongoing capital expenditures and maintenance; and

  •
  proper usage of the La Quinta® brand and related trademarks.

        In addition, while we have contractual controls over each franchisee, we do not have control over the day-to-day use by franchisees of our La Quinta® brand. As a result, third party franchisees may not appropriately use and protect our La Quinta® brand which may decrease its value or expose it to legal challenges.

Our strategy of developing and redeveloping lodging properties may not generate the economic returns we expect.

        Our strategy includes current and future development and redevelopment activities. These activities are subject to risks because, among other reasons:

  •
  we may be unable to proceed with the development and redevelopment of properties because we cannot obtain financing upon terms that are favorable to us;

  •
  we might not find appropriate, strategically located properties;

  •
  our redevelopment efforts may not produce desired operating results;

  •
  developed properties may not meet stipulated minimum returns;

  •
  land costs may be higher than anticipated; and

  •
  we may be unable to obtain, or may be delayed in obtaining, required building permits and authorizations, which could result in increased costs and could cause us to abandon projects altogether.

        In addition, we may from time to time experience shortages of materials or qualified trades people or volatile increases in the cost of certain construction materials or labor, resulting in longer than normal construction and remodeling periods, loss of revenue and increased costs. We will rely heavily on local contractors, who may be inadequately capitalized or understaffed. The inability or failure of one or more local contractors to perform may result in construction or remodeling delays, increased costs and loss of revenue which could adversely affect our business, financial condition and results of operations.

We may utilize joint venture partnerships, which we may have limited control over, for hotel acquisitions and/or development.

        We may acquire and/or develop hotel properties through joint ventures with third parties. Joint venturers often share control over the operation of the joint venture assets. Actions by a co-venturer could subject such assets to additional risks, including:

  •
  our co-venturers in an investment might have economic or business interests or goals that are inconsistent with our interests or goals;

  •
  our co-venturers may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; and

  •
  our co-venturers could go bankrupt, leaving us liable for their share of joint venture liabilities.

        Although we generally will seek to maintain sufficient control of any joint venture to permit our objectives to be achieved, we might not be able to take action without the approval of our joint venture partners. Also, our joint venture partners could take actions binding on the joint venture without our consent.

We may be unsuccessful in identifying and completing acquisition opportunities which would limit our ability to grow over the long-term.

        Part of our growth strategy includes the potential acquisition of other lodging hotels and/or brands. We may compete with other lodging and leisure companies for potential hotel and/or brand acquisition opportunities. Some of these competitors may have substantially greater financial resources than we do and may be able to pay more to acquire properties than we are able to pay. These entities may be able to accept more risk than we choose to manage, including risks of a company's creditworthiness, brand identification or geographic location. Competition may generally reduce the number of acquisition opportunities that we believe are suitable. In addition, competition for properties may increase the cost of acquiring properties and/or brands.

        Part of our growth strategy includes the potential acquisition of other lodging hotels and/or brands. Such new acquisitions may fail to perform as expected or we may be unable to make acquisitions on favorable terms. Additionally, we may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or the costs to integrate an acquired property or brand with our existing operations.

We may be unsuccessful in increasing our cash flow from our company-owned hotels.

        We may not be successful in our strategy of increasing cash flow though increased profit contributions from our company-owned hotels due to the following factors:

  •
  we may be unsuccessful in controlling costs;

  •
  demand may not increase for our hotel rooms;

  •
  we may not be successful in targeting new corporate and leisure business; and

  •
  our marketing efforts may not result in increasing our RevPAR.

We operate in a very competitive market which may limit our operating margins, diminish our market share and reduce our earnings.

        Our hotels generally operate in markets that contain numerous competitors, including a wide range of lodging facilities offering full-service, limited-service and all-suite lodging options to the public. The continued success of our hotels will be substantially dependent upon our ability to compete in such areas as affordable and competitive room rates, quality of accommodations, name recognition, service level and convenience of locations. Additionally, an increasing supply of hotel rooms in our market segment, and recent consolidations in the lodging industry generally, have resulted in the creation of several large, multi-branded hotel chains with diversified operations that may adversely impact our business, financial condition and results of operations. We cannot assure you that demographic, geographic or other changes in markets will not adversely affect the convenience or desirability of the locations of our hotels. Furthermore, we cannot assure you that competing hotels will not provide greater competition for guests than currently exists in the markets in which our hotels operate or that new hotels will not enter such markets.

Our lodging related properties are geographically concentrated which exposes our business to the effects of geographically oriented events and occurrences.

        Our hotels are concentrated in the western and southern regions of the United States. As a result, our lodging properties are particularly sensitive to adverse economic and competitive conditions and trends in those regions and such conditions could adversely affect our business, financial condition and results of operations. The concentration of lodging properties in one region may expose us to risks of adverse economic developments, or adverse climate or weather conditions which are greater than if our portfolio were more geographically diverse.

Our lodging related business and operations are subject to extensive employment and other governmental regulation.

        Our lodging business is subject to extensive federal, state and local regulation, including building and zoning requirements, all of which can prevent, delay, make uneconomical or significantly increase the cost of developing additional lodging facilities. In addition, our lodging business and hotel operators are subject to laws governing their relationship with employees, including minimum wage and overtime payment requirements, rules pertaining to working conditions, work permit requirements and discrimination and other claims. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could adversely affect our business, financial condition and results of operations.

Risks Related to La Quinta Generally

We are exposed to litigation that could result in a substantial adverse affect on our business and financial results.

        There could be a substantial adverse affect on our business and financial results if we are not successful in defending or reaching a settlement with respect to the litigation currently pending against us. Although we are pursuing settlements with terms favorable to us and/or aggressively defending the material lawsuits that have been filed against us, we may not be successful in these efforts. If the ultimate outcome of litigation against us is not resolved in our favor, we could be exposed to considerable financial liabilities, significant portions of which may not be recoverable from our insurance providers.

Our failure to obtain and maintain proper insurance on our properties could have a material adverse effect on us.

        We are responsible for insuring our properties, including our lodging related properties, as well as for obtaining the appropriate insurance coverage to reasonably protect our interests in the regular course of business. Additionally, each of our leases and mortgage loans typically specifies that comprehensive insurance be maintained on each of our properties, including liability, fire and extended coverage. Leases and loan documents for new investments typically contain similar provisions. There are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods, that may be uninsurable or not economically insurable. We will use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. The events of September 11, 2001 have made it difficult to obtain certain types of insurance and are causing the cost of insurance to increase. We may not be able to obtain or renew insurance policies, or, if we are able to obtain or renew our coverage, it may be at a significantly higher cost than our historic experience. As a result, we may be forced to carry insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of our lost investment and also may result in certain losses being totally uninsured. Inflation, changes in building codes, zoning or other land use ordinances, environmental considerations, lender imposed restrictions and other factors also might make it infeasible for us to use insurance proceeds to replace the property after it has been damaged or destroyed. Under such circumstances, the insurance proceeds, if any, that we receive might not be adequate to restore our economic position with respect to such property.

        In addition, insurance coverage for our properties and for casualty losses do not customarily cover damages that are characterized as punitive or similar damages. As a result, any claims or legal proceedings, or settlement of any such claims or legal proceedings, that result in damages that are characterized as punitive or similar damages may not be covered by our insurance. If these types of damages are substantial, our financial resources may be adversely affected.

        Finally, property and casualty insurance has become more expensive and difficult to procure recently. As it becomes more expensive or difficult to procure, we will need to make decisions as to the types and amounts of coverage to obtain, including determining whether partially self-insuring is an economically feasible alternative.

We depend on our key personnel.

        We depend on the efforts of our executive officers and other key personnel. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our operations.

Changes in market conditions could adversely affect the market price of our securities.

        As with other publicly traded equity securities, the value of our publicly traded securities depends on various market conditions which may change from time to time. Among the market conditions that may affect the value of our paired common stock are the following:

  •
  the extent of investor interest in us;

  •
  the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based or lodging related companies;

  •
  our financial performance; and

  •
  general stock and bond market conditions.

        The market value of our publicly traded securities is based primarily upon the market's perception of our growth potential, including current and potential future earnings, the value of our assets, including real estate and the La Quinta® brand, and, if applicable, any dividend that may be paid on LQ Properties class B common stock in the future. Consequently, our paired common stock may trade at prices that are higher or lower than their net asset value per share. Additionally, if our future earnings are less than expected, it is likely that the market price of our paired common stock will diminish.

Provisions of our charters and bylaws could inhibit changes in control that could be beneficial to our stockholders.

        Certain provisions of our charters and bylaws may delay or prevent a change in control or other transaction that could provide our stockholders with a premium over the then-prevailing market price of their paired shares or which might otherwise be in their best interests. In addition to staggered Boards of Directors, our charters generally prohibit ownership, directly, indirectly or beneficially, by any single stockholder of more than 9.9% of our equity stock. We refer to this limitation as the "ownership limit." Our Boards of Directors may waive or modify the ownership limit with respect to one or more persons if they are satisfied that ownership in excess of this limit would not jeopardize LQ Properties' status as a REIT for federal income tax purposes. Shares owned in violation of the ownership limit will be treated as "excess stock" and will be subject to loss of rights to distributions and voting and other penalties. The ownership limit may also have the effect of inhibiting or impeding a change in control. These restrictions on transferability and ownership also will not apply if our Boards of Directors determine that it is no longer in the best interests of LQ Properties to attempt to qualify, or to continue to qualify, as a REIT.

Risks Related to Our Debt

Our substantial leverage and the associated risks could result in adverse consequences for us.

We are dependent on external sources of capital and have substantial amounts of debt.

        We may have to rely on third party sources of capital in order to repay our debt, fund capital expenditures and otherwise pursue our strategic objectives. These external sources of capital may or may not be available on favorable terms or at all. Our access to third party sources of capital depends upon a number of factors, including general market conditions, the market's perception of our growth potential and risk characteristics of our underlying business operations, our current and potential future earnings and cash flow and the market price of our securities. Moreover, additional equity offerings may result in the substantial dilution of our stockholders' interests and additional debt financing may further leverage us. In the event we are unable to access third party sources of capital on terms favorable to us, we may be delayed in implementing capital improvements or in pursuing our growth strategy which could reduce our revenue or operating income.

        As of December 31, 2001, we had approximately $1 billion of debt. This amount of debt could have important consequences for our investors and for us, some of which include:

  •
  our ability to obtain additional financing may be impaired, both currently and in the future;

  •
  a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on this indebtedness, thereby reducing the funds available for other purposes;

  •
  our cash flow may be insufficient to meet required payments of principal, interest or future dividends;

  •
  we may be substantially more leveraged than our competitors, putting us at a competitive disadvantage; and

  •
  our flexibility to adjust to market conditions is limited, leaving us vulnerable in a downturn in general economic conditions or in our business.

Our credit facility contains certain financial covenants that we may not meet and, if violated, could limit our ability to continue to borrow under our credit facility and, under certain circumstances, could accelerate the amount due under our credit facility.

        We depend upon a credit agreement with lenders for a portion of our operating funds. This credit agreement subjects us to financial covenants, including restrictions on our ability to engage in certain activities. Several factors, including the recent economic downturn and terrorist attacks, have had an adverse affect on the lodging business. As a result, there is a risk that we may not meet one or more of these financial covenants. Furthermore, we may be unable to amend our credit facility to provide for covenants that we will be able to meet in the currently challenging environment. If we violate or fail to comply with any of the financial or other covenants in our credit agreement, there may be a material adverse effect on us. Most notably, we may be unable to borrow additional funds under our credit agreement and, further, our outstanding debt under our credit agreement could become immediately due.

We have continued to sell our healthcare assets and a lack of continued success in these sales efforts may impair our ability to service or refinance our debt obligations.

        Since the announcement of our Five Point Plan, we have relied, and will continue to rely, significantly on the sale of healthcare assets to repay our indebtedness. The sale of significant portions of healthcare assets is subject to a number of risks including:

  •
  the ability to identify satisfactory potential buyers;

  •
  the availability of financing to potential buyers;

  •
  the satisfactory completion of regulatory approvals; and

  •
  other factors which are outside of our control.

        During the past several years, participants in the healthcare real estate industry have endured capital markets that have offered limited access to traditional financing vehicles. Regulatory changes, uncertainty in the industry and other factors have contributed to this reduction in available capital financing sources. Continuing limitations in the amount and type of capital which is available to the healthcare real estate industry may reduce the number of qualified buyers, impact the timing of asset sales or reduce the purchase prices at which prospective buyers are willing to acquire healthcare related real estate. In the event we are unable to continue to successfully sell healthcare assets on a timely basis and at prices which are acceptable to us, our ability to satisfactorily service or refinance our debt obligations could be impaired.

Rising interest rates would increase our interest costs and reduce our earnings.

        We currently have, and may incur more, indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will our interest costs, which would adversely affect our earnings, cash flow and our ability to service debt.

Risks Associated With Our Investment in Real Estate

Real estate investments are subject to numerous risks.

        Because we own and lease hotels, we are subject to the risks that generally relate to investments in real property. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, as well as the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including:

  •
  changes in national economic conditions;

  •
  changes in local economic conditions and neighborhood characteristics;

  •
  changes in interest rates;

  •
  changes in the availability, cost and terms of mortgage funds;

  •
  the impact of present or future environmental legislation and compliance with environmental laws;

  •
  the ongoing need for capital improvements, particularly in older structures;

  •
  changes in other operating expenses;

  •
  increases in the real property taxes that we pay;

  •
  adverse changes in governmental rules and fiscal policies;

  •
  adverse changes in zoning laws;

  •
  civil unrest;

  •
  acts of God, including earthquakes and other natural disasters (which may result in uninsured losses); and

  •
  other factors, such as terrorist attacks, that are beyond our control.

Compliance or failure to comply with the Americans with Disabilities Act of 1990 and other similar laws could result in substantial costs to us which will increase our operating or capital expenses and reduce our earnings.

        The Americans with Disabilities Act generally requires that public buildings, including office buildings and hotels, be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If, pursuant to this Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations.

        We may also incur significant costs complying with other regulations. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. However, we do not know whether existing requirements will change or whether compliance with future requirements will include significant unanticipated expenditures that will affect our cash flow and results from operations.

Potential liability for environmental contamination could result in substantial costs or restrictions on the use of our properties which could decrease our revenue, increase our operating costs or increase our capital expenditures.

        Environmental problems are possible and can be costly. It could be discovered that some of our properties are not in compliance with applicable environmental laws. Additionally, under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of those particular real estate properties. If unidentified environmental problems arise, we may have to make substantial payments which could adversely affect our business, financial condition and results of operations because:

  •
  as owner or operator, we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;

  •
  the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;

  •
  even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs; and

  •
  governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs.

        These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous or toxic substances or petroleum products or the failure to properly remediate contamination may materially and adversely affect our ability to borrow against, sell or rent an affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination.

        Environmental laws also govern the presence, maintenance and removal of asbestos. Such laws require that owners or operators of buildings containing asbestos:

  •
  properly manage and maintain the asbestos;

  •
  notify and train those who may come into contact with asbestos; and

  •
  undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.

        Such laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

We are subject to real property taxes which are subject to significant changes by taxing authorities which could increase operating expenses.

        Our properties are subject to real property taxes. The real property taxes may increase or decrease as property tax rates change and as the values of properties are assessed and reassessed by taxing authorities. Increases in property taxes may adversely affect our financial condition and results of operations.

The illiquidity of real estate as an investment limits our ability to sell properties quickly in response to market conditions.

        Real estate investments are relatively illiquid and, therefore, cannot be purchased or sold rapidly in response to changes in economic or other conditions. Buyers may not be identified quickly or such buyers may not be able to secure suitable financing to consummate a transaction. Furthermore, sales of certain appreciated property could generate material adverse tax consequences, which may affect our ability to sell properties in response to market conditions and adversely affect returns to stockholders.

Risks Associated with LQ Properties and its Status as a REIT

Failure of LQ Properties to qualify as a REIT would cause it to be taxed as a corporation, which would expose us to serious tax consequences and could substantially reduce any funds available for payment of dividends to holders of class B common stock.

        If LQ Properties fails to qualify as a REIT for federal income tax purposes, it will be taxed as a corporation. We believe that LQ Properties is organized and qualified as a REIT and intend to operate it in a manner that will allow it to continue to qualify as a REIT. However, we cannot assure you that LQ Properties is qualified as such, or that it will remain qualified as such in the future because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations, and involves the determination of facts and circumstances not entirely within our control. The complexity of the Code provisions governing REITs is greater in the case of a REIT that owns hotels and leases them to a corporation of which it is a subsidiary. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.

        If LQ Properties fails to qualify as a REIT, we could face serious tax consequences that could substantially reduce, or possibly eliminate, the funds available for, among other things, the payment of dividends to holders of class B common stock for each of the years involved because LQ Properties:

  •
  would not be allowed a deduction for any dividends paid to stockholders in computing its taxable income and would be subject to federal income tax at regular corporate rates;

  •
  could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

  •
  unless entitled to relief under statutory provisions, could not elect to be subject to tax as a REIT for four taxable years following the year during which it was disqualified.

        In addition, if LQ Properties fails to qualify as a REIT, it will no longer be required to pay dividends for REIT qualification purposes, and if dividends were paid they would be subject to tax as ordinary income to the extent of current and accumulated earnings and profits. As a result of all of these factors, the failure of LQ Properties to qualify as a REIT could result in significant adverse tax consequences and could adversely affect the value of our securities.

LQ Properties is subject to some taxes even if it qualifies as a REIT.

        Even if LQ Properties qualifies as a REIT, it is subject to some federal, state and local taxes on its income and property. For example, LQ Properties pays taxes on certain undistributed income and is subject to a 100% tax on net income derived from "prohibited transactions." LQ Properties may also be taxed on all or a portion of the gain recognized from the sale of assets acquired from La Quinta Inns, Inc. as a result of the July 1998 merger of La Quinta Inns, Inc. with and into LQ Properties. LQ Properties' is also subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by LQ Properties with respect to any calendar year are less then the sum of:

  •
  85% of LQ Properties' ordinary income for that year;

  •
  95% of LQ Properties' capital net income for that year; and

  •
  100% of LQ Properties' undistributed income from prior year.

        Additionally, LQ Properties' income derived from properties located in some states is subject to local taxes.

LQ Properties may need to borrow money in the future to meet its minimum distribution requirements and to continue to qualify as a REIT.

        LQ Properties' ability to make distributions to stockholders could be adversely affected by increased debt service obligations if it needs to borrow money in the future in order to maintain its REIT qualification. For example, differences in timing between when LQ Properties receives income and when it has to pay expenses could require LQ Properties to borrow money to meet the minimum distribution requirements applicable to REITs. The incurrence of large expenses also could cause LQ Properties to need to borrow money to meet this requirement. LQ Properties might need to borrow money for these purposes even if we believe that market conditions are not favorable for such borrowings and, therefore, we may borrow money on unfavorable terms.

Risks Associated with our Healthcare Related Business

Our ownership of healthcare related properties exposes our investors to risks common in that industry that may adversely affect an investment in our securities including a number of operating risks that could have an adverse effect on our healthcare related properties.

        In addition to lodging, our other business involves the financing and leasing of healthcare related properties. The results of operations of our healthcare related properties are subject to many factors common in the healthcare industry, including:

  •
  competition for tenants;

  •
  changes in the financial condition of third party operators of our healthcare facilities;

  •
  extensive federal, state and local regulations of the healthcare industry and potential increases in such government regulation of healthcare;

  •
  changes in the availability and cost of insurance coverage;

  •
  increases in operating costs due to inflation and other factors;

  •
  the availability of qualified labor;

  •
  changes in interest rates;

  •
  the ultimate outcome of certain litigation filed against us;

  •
  our ability to sell off investments within a timeframe and at prices that are reasonable; and

  •
  adverse effects of general and local economic conditions.

        The foregoing factors could adversely affect the ability of our third party healthcare facilities operators to generate revenues and make payments, which in turn, could materially adversely affect our business, financial condition and results of operations.

We have no control over increased government regulation in the healthcare industry.

        The healthcare industry is subject to changing political, economic, regulatory and demographic influences that may affect the operations of healthcare facilities and providers. During the past several years, the healthcare industry has been subject to changes in government regulation of many aspects of the industry (for example, reimbursement rates and certain capital expenditures). Some elected officials have announced that they intend to examine certain aspects of the United States healthcare system, including proposals which may further increase governmental involvement in healthcare. For example, the President and Congress have in the past and may in the future, propose healthcare reforms which could impose additional regulations on us and our operators or limit the amounts that operators may charge for services. Our healthcare facility operators are, and will continue to be, subject to varying degrees of regulation and licensing by health or social service agencies and other regulatory authorities in the various states and localities in which they operate or in which they will operate.

One of our healthcare facility operators has filed for bankruptcy.

        CareMatrix Corporation, an operator of three of our healthcare facilities, filed for bankruptcy protection under Chapter 11 in November 2000. We continue to monitor CareMatrix and have not come to a definitive agreement with them. We have initiated various actions to protect our interests under our leases and mortgages, including the draw down and renegotiation of certain escrow accounts and agreements. While the earnings capacity of certain facilities has been reduced and the reductions may extend to future periods, we believe that we have recorded appropriate impairment provisions based on our assessment of current circumstances. However, if circumstances change resulting in foreclosure or lease termination, there can be no assurance that our investments in these healthcare facilities would not be written down below current carrying value based upon estimates of fair value at such time.

Failure to comply with fraud and abuse laws and governmental program integrity regulations may have a material adverse effect on us.

        In the event that any of our borrowers or lessees were to be found in violation of laws regarding fraud, abuse or self-referral, that borrower's or lessee's license or certification to participate in government reimbursement programs could be jeopardized. Additionally, the borrower or lessee could be subject to civil and criminal fines and penalties. Either of these occurrences could have a material adverse affect on us by adversely affecting the borrower's or lessee's ability to make debt or lease payments to us.

It is difficult to be continuously up-to-date with current information regarding third party operators of our healthcare properties.

        Our healthcare portfolio comprises approximately 11.9% of our total real estate investments before impairments. Approximately 8.8% of our total real estate investments (approximately 74.1% of the healthcare portfolio before impairment) are operated by companies in the assisted living sector of the healthcare industry.

        We monitor credit risk for our healthcare portfolio by evaluating a combination of publicly available financial information, information provided by the operators themselves and information otherwise available to us. The financial condition and ability of these healthcare operators to meet their rental and other obligations will, among other things, have an impact on our revenues, net income or loss and our ability to obtain financing. The operations of the skilled nursing companies have been negatively impacted by changes in Medicare reimbursement rates, increases in labor costs, increases in their leverage and various other factors. In addition, any failure by these operators to effectively conduct their operations could have a material adverse effect on their business reputation or on their ability to enlist and maintain patients in their facilities.

        Operators of assisted living and skilled nursing facilities are experiencing longer fill-up periods and are being affected by concerns regarding the potential of overbuilding, increased regulation and the use of certain accounting practices. Accordingly, many of the operators have announced earnings shortfalls and have experienced a significant decline in their stock prices. These factors have had detrimental impact on the liquidity of some assisted living operators which has slowed or halted their growth plans and may have a negative effect on their operating cash flows.

Cautionary Statements Regarding
Forward-Looking Statements In This Document

        Certain matters discussed in this Joint Annual Report may constitute "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and are including this statement for purposes of complying with these safe harbor provisions. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Although we believe the forward-looking statements are based on reasonable assumptions, we can give no assurance that their expectations will be attained. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements as a result of various uncertainties and other factors, including, without limitation:

  •
  our ability to successfully grow our lodging business;

  •
  the availability of capital for acquisitions and for renovations and the conditions of the capital markets in general;

  •
  competition within the lodging industry and the healthcare industry;

  •
  competition in franchising the La Quinta® brand;

  •
  the cyclicality of the real estate business, the lodging business and the healthcare business;

  •
  the continued effects of the events of September 11, 2001 on our business;

  •
  general real estate and economic conditions;

  •
  our ability to comply with the financial covenants contained in our credit facility;

  •
  decreases in consumer confidence, which may result in less consumer spending and lower demand for our lodging business;

  •
  decreases in business spending and increased transportation costs, which may result in lower demand for our lodging business;

  •
  interruptions in transportation systems which may result in reduced business and leisure travel;

  •
  a general economic recession, which may adversely affect our business and markets and our ability to obtain cost-effective equity and/or debt financing;

  •
  interest rates;

  •
  our ability to continue to successfully sell healthcare assets;

  •
  the ultimate outcome of litigation filed against us;

  •
  the enactment of legislation impacting us or LQ Properties' status as a REIT and the continuing ability of LQ Properties to qualify as a REIT;

  •
  the further implementation of regulations governing payments to, as well as the financial conditions of, operators of our healthcare related assets, including the filing for protection under the US Bankruptcy Code by any operators of our healthcare assets and the impact of the protection offered under the US Bankruptcy Code for those operators who have already filed for such protection; and

  •
  other risks described from time to time in our annual, quarterly and current reports filed with the SEC, including without limitation, those risks identified in this Joint Annual Report under the heading "Items 1 and 2—Description of Our Business and our Properties—Certain Factors You Should Consider About Our Companies, Our Businesses And Our Securities."

        Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this Joint Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

ITEM 3. LEGAL PROCEEDINGS

        On December 7, 2000, a legal action was filed in the United States District Court for the District of Colorado, entitled Eric Potteiger v. La Quinta Inns, Inc. and The Meditrust Companies (Civ. Action No. 00-D-2456). On December 7, 2000, a legal action was filed in the District Court, Denver County, State of Colorado, entitled Amy Bronn and Mike Bronn v. La Quinta Inns, Inc. and The Meditrust Companies (Cause No. 00CV9364) (remanded to Colorado State Court in February, 2002). On March 29, 2001, a legal action was filed in the United States District Court for the District of Colorado, entitled Dawn Grawe v. La Quinta Inns, Inc. and The Meditrust Companies (Civ. Action No.-0552). We are named as defendants in each of the complaints. Plaintiffs in each of these suits seek to recover compensatory and punitive damages from us for injuries which they allegedly sustained in October 2000 as a result of carbon monoxide exposure which they experienced while guests at a La Quinta Inn & Suites. We have insurance coverage that may be available to cover some or all of the potential losses resulting from such incidents although losses characterized as punitive or similar damages may not be covered by customary insurance coverage such as ours. We believe that La Quinta Inns, Inc. has meritorious defenses to these lawsuits, as well as claims against non-parties to these lawsuits that may satisfy all or part of any potential liability that may be found against La Quinta Inns, Inc. We intend to vigorously contest and defend these cases.

        On June 27, 2001, a complaint was filed in the United States District Court for the District of Massachusetts, entitled Steadfast Insurance Co. v. Meditrust Corp., et al., Civ Action No. 01-CV-1115-MEL. On November 30, 2001 that complaint was amended, and the amended complaint was entitled Steadfast Insurance Co. v. La Quinta Properties, Inc., Civ Action No. 01-CV-1115-MEL. The amended complaint was filed by plaintiff under seal. LQ Properties accepted service of the amended complaint on December 19, 2001. The plaintiff, which claims to be the subrogee or assignee of the claims of various entities, alleges purported causes of action including breach of contract, negligence, violation of 15 USC § 771, violation of Mass. Gen. L. c. 110 § 410, negligent misrepresentation, and violation of Mass. Gen. L. c. 93A, § 11, arising out of an alleged misrepresentation in the offering memorandum for Meditrust Corporation's 7.114% Exercisable Put Option Securities. The amended complaint seeks approximately $15 million plus other potential damages. We believe that LQ Properties has meritorious defenses to the lawsuit, as well as claims against non-parties to the lawsuit that may satisfy all or part of any potential liability that may be found against LQ Properties. We intend to vigorously contest and defend this case.

        On January 4, 2002, a legal action was filed in the United States District Court for the Central District of California, entitled KSL Desert Resorts, Inc. v. La Quinta Corporation, et al., (No. CV-02-007 RT (SGLx)). LQ Corporation is named as defendant in the complaint. The plaintiff, which uses the name "La Quinta Resort & Club," claims that we have infringed its federal trademark, have falsely designated the origin of our goods and services, are diluting plaintiff's trademark, have committed California statutory and common law trademark infringement, and have engaged in common law and statutory unfair competition. The plaintiff seeks an injunction to prevent us, our agents, servants, employees, and our attorneys from using the mark "La Quinta" in Palm Springs, in the Coachella Valley, or throughout the United States. The plaintiff also seeks to cancel our federal trademark registrations that include the phrase "La Quinta" and to require destruction of any items under our control, which include the phrase "La Quinta." The action remains in the pre-trial stage. We intend to vigorously contest and defend this case.

        We are party to a number of other claims and lawsuits arising out of the normal course of business. Certain of these claims involve healthcare facilities owned, or formerly owned, by LQ Properties that are leased to and operated by third party operators. Although we require our third party operators to maintain insurance coverage, this insurance coverage may not be adequate to fully protect us. We have been notified that one of the companies providing such insurance coverage, Reliance Insurance Company, was ordered into liquidation on October 3, 2001. Although we cannot predict what effect this liquidation will have on pending claims, we do not consider our ultimate liability with respect to any of these claims or lawsuits, as well as any other claims and lawsuits arising in the normal course of our business, to be material in relation to our consolidated financial condition or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We had special meetings of our stockholders on December 20, 2001 to consider a number of proposals related to our restructuring and proposed equity incentive and employee stock purchase plans the results of which are summarized below:

LQ Corporation

        On December 20, 2001, a special meeting of the stockholders of LQ Corporation was held. At this special meeting, LQ Corporation's stockholders (i) approved our proposed restructuring pursuant to the Agreement and Plan of Merger, dated as of October 17, 2001, among LQ Corporation, LQP Acquisition Corp. and LQ Properties; (ii) approved the proposed amendment and restatement of the LQ Corporation Amended and Restated Certificate of Incorporation; (iii) approved the La Quinta Corporation 2002 Stock Option and Incentive Plan; and (iv) approved the La Quinta Corporation Employee Stock Purchase Plan. The following table sets forth, with respect to each matter voted upon, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as applicable:

Description of Matter:	For:	Against:	Abstentions:	Broker Non-Votes:
(1) Proposal to Adopt the Merger Agreement Pursuant to which the Restructuring will be Implemented	91,348,985	3,135,499	674,220	38,990,378
(2) Proposal to Approve the Amendment and Restatement of the LQ Corporation Certificate of Incorporation	130,364,414	3,056,356	728,312	38,990,378
(3) Proposal to Approve the La Quinta Corporation 2002 Stock Option and Incentive Plan	83,717,519	10,726,739	714,446	38,990,378
(4) Proposal to Approve the La Quinta Corporation Employee Stock Purchase Plan	90,781,141	3,741,052	636,511	38,990,378

LQ Properties

        On December 20, 2001, a special meeting of the stockholders of LQ Properties was held. At the special meeting, LQ Properties' stockholders (i) approved our proposed restructuring pursuant to the Agreement and Plan of Merger, dated as of October 17, 2001, among LQ Corporation, LQP Acquisition Corp. and LQ Properties; (ii) approved the La Quinta Corporation 2002 Stock Option and Incentive Plan; and (iii) approved the La Quinta Corporation Employee Stock Purchase Plan.

        The following table sets forth, with respect to each matter voted upon, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as applicable:

Description of Matter:	For:	Against:	Abstentions:	Broker Non-Votes:
(1) Proposal to Adopt the Merger Agreement Pursuant to which the Restructuring will be Implemented
Common	91,424,000	3,097,829	636,875	38,990,378
Preferred	2,680,000	0	0	0
(2) Proposal to Approve the La Quinta Corporation 2002 Stock Option and Incentive Plan
Common	83,785,353	10,681,950	691,401	38,990,378
Preferred	2,680,000	0	0	0
(3) Proposal to Approve the La Quinta Corporation Employee Stock Purchase Plan
Common	90,818,441	3,707,182	633,081	38,990,378
Preferred	2,680,000	0	0	0

ITEM 4A. OUR EXECUTIVE OFFICERS

        We have provided information about our executive officers in this Item 4A of this Joint Annual Report. We also encourage you to refer to LQ Corporation's proxy statement for its 2002 annual meeting of stockholders which will be filed with the Securities and Exchange Commission by April 30, 2002.

LQ Corporation

        The following information relative to LQ Corporation's executive officers is given as of February 25, 2002:

Name	Age	Position with LQ Corporation
Clive D. Bode	58	Chairman
Francis W. Cash	59	President, Chief Executive Officer and Director
David L. Rea	41	Executive Vice President and Chief Financial Officer
Stephen T. Parker	56	Executive Vice President-Sales and Marketing
Alan L. Tallis	55	Executive Vice President and Chief Development Officer
Sandra K. Michel	44	Senior Vice President, General Counsel & Secretary
Wayne B. Goldberg	41	Senior Vice President, Operations
A. John Novak	49	Senior Vice President and Chief Information Officer
Brent A. Spaeth	51	Senior Vice President, Human Resources and Administration

        Clive D. Bode has been Chairman of the Board of LQ Corporation since October 1999. Mr. Bode has been a special advisor to certain members of the Bass family of Fort Worth, Texas for the past 10 years. Mr. Bode is also a Director of Kelly, Hart & Hallman, a Fort Worth based law firm.

        Francis W. Cash has been President and Chief Executive Officer of LQ Corporation since April 2000. Mr. Cash was also the Treasurer of LQ Corporation from April 2000 until June 2000, at which time David L. Rea was appointed Treasurer. Mr. Cash was the Chairman of the Board, Chief Executive Officer, President and a Director of Mariner Healthcare Group, Inc. from September 1999 until March 2000. From July 1995 to August 1999, Mr. Cash served as President and Chief Executive Officer of Red Roof Inns, Inc. He also served as Chairman of the Board of Red Roof Inns from June 1996 to August 1999. Prior to his service at Red Roof Inns, Mr. Cash served as President and Chief Operating Officer of NovaCare, Inc. from October 1992 to June 1995. Prior to that, Mr. Cash served in a number of senior executive positions for 18 years at Marriott Corporation, most recently as President, Marriott Service Group.

        David L. Rea has been Executive Vice President and Chief Financial Officer of LQ Corporation since June 2000. Mr. Rea was also the Treasurer of LQ Corporation from June 2000 to January 2002. Most recently, Mr. Rea served as CFO of the start-up e-commerce company, SingleSourceIT.com. Prior to that, he was with Red Roof Inns, Inc. from 1996 through 1999 where he served in various roles, including Executive Vice President, CFO and Treasurer. From 1995 through 1996, he served as Vice President of Finance at DeBartolo Realty Corporation and held various investment management related positions with T. Rowe Price Associates from 1986 through 1995.

        Stephen T. Parker has served as Executive Vice President of Sales and Marketing of LQ Corporation since June 2001. From May 2000 to June 2001 he served as Senior Vice President of Sales and Marketing of LQ Corporation. From August 1999 to May 2000, he was a hospitality/marketing consultant in Phoenix, Arizona. From March 1997 until August 1999, Mr. Parker served as Senior Vice President, Sales and Marketing for Red Roof Inns, Inc. He served as Vice President, Marketing for North America for Choice Hotels International, Inc. from October 1986 until March 1997.

        Alan L. Tallis has been Executive Vice President-Chief Development Officer of LQ Corporation since July 2000. He previously served in various executive positions with LQ Corporation from 1980 to 1992. Prior to returning to LQ Corporation in 2000, Mr. Tallis served as Executive Vice President-Development and General Counsel of Red Roof Inns, Inc. and Managing Director of Tallis & Associates.

        Sandra K. Michel has been Senior Vice President and General Counsel of LQ Corporation since December 2001 and Secretary of LQ Corporation since January 2002. Ms. Michel also serves as Senior Vice President, General Counsel and Secretary of LQ Properties. Prior to joining the companies, Ms. Michel served as General Counsel and Secretary of Sunterra Corporation from June 2000 through April 2001 and Deputy General Counsel and Assistant Secretary from August 1999 through June 2000. Prior to that, Ms. Michel served as Senior Counsel to W.R. Grace & Co. from December 1991 to August 1999 assuming the role of Assistant Secretary in September 1998. Ms. Michel was an attorney in private practice with nationally recognized firms for 11 years prior to joining W.R. Grace & Co.

        Wayne B. Goldberg has been Senior Vice President of Operations of LQ Corporation since October 2001 and, prior to that, was Group Vice President of Operations since July 2000. Prior to joining LQ Corporation, Mr. Goldberg was Chief Operating Officer for Bridge Street Accommodations. Prior to Bridge Street, Mr. Goldberg spent over 20 years at Red Roof Inns, Inc. Mr. Goldberg served in various roles at Red Roof Inns, including: Group Vice President, District Vice President, Regional Manager, Area Manager and General Manager.

        A. John Novak has served as Senior Vice President and Chief Information Officer of LQ Corporation since January 2001. Prior to joining LQ Corporation, Mr. Novak was Senior Vice President and Chief Information Officer for Resort Condominiums International (RCI), a division of Cendant Corporation, beginning in April 1999. He served as Vice President of Lodging Property Systems for Marriott International from 1996 to 1999. Mr. Novak also served as Vice President of Resorts and Sales Systems for Walt Disney World Company from 1990 until 1996.

        Brent A. Spaeth has been Senior Vice President of Human Resources and Administration of LQ Corporation since October 2001 and, prior to that, was Group Vice President of Operations since August 2000. Mr. Spaeth has been with LQ Corporation since February of 1989. He has served in various roles including Regional Vice President of the Inn & Suites in the Western Regions and Divisional Vice President for the Central Division. He formerly held various regional operations positions with the Drury and Holiday Inn corporations.

LQ Properties

        The following information relative to LQ Properties' executive officers is given as of February 25, 2002:

Name	Age	Position with LQ Properties
Clive D. Bode	58	Chairman
Francis W. Cash	59	President, Chief Executive Officer and Director
David L. Rea	41	Executive Vice President and Chief Financial Officer
Michael F. Bushee	44	Chief Operating Officer
Sandra K. Michel	44	Senior Vice President, General Counsel & Secretary

        Clive D. Bode has been Chairman of the Board of LQ Properties since October 1999. Mr. Bode has been a special advisor to certain members of the Bass Family of Fort Worth, Texas for the past 11 years. Mr. Bode is also a Director of Kelly, Hart & Hallman, a Fort Worth based law firm.

        Francis W. Cash has been President and Chief Executive Officer of LQ Properties since April 2000. Mr. Cash was the Chairman of the Board, Chief Executive Officer, President and a Director of Mariner Healthcare Group, Inc. from September 1999 until March 2000. From July 1995 to August 1999, Mr. Cash served as President and Chief Executive Officer of Red Roof Inns, Inc. He also served as Chairman of the Board of Red Roof Inns from June 1996 to August 1999. Prior to his service at Red Roof Inns, Mr. Cash served as President and Chief Operating Officer of NovaCare, Inc. from October 1992 to June 1995. Prior to that, Mr. Cash served in a number of senior executive positions for 18 years at Marriott Corporation, most recently as President, Marriott Service Group.

        David L. Rea has been Executive Vice President and Chief Financial Officer of LQ Properties since December 2000. Mr. Rea was also the Treasurer of LQ Properties from December 2000 to January 2002. Most recently, Mr. Rea served as CFO of the start-up e-commerce company, SingleSourceIT.com. Prior to that, he was with Red Roof Inns, Inc. from 1996 through 1999 where he served in various roles, including Executive Vice President, CFO and Treasurer. From 1995 through 1996, he served as Vice President of Finance at DeBartolo Realty Corporation and held various investment management related positions with T. Rowe Price Associates from 1986 through 1995.

        Michael F. Bushee has been Chief Operating Officer of LQ Properties, Inc. since September 1994. He was Senior Vice President of Operations of LQ Properties from November 1993 through August 1994, Vice President from December 1989 through October 1993, Director of Development from January 1988 to December 1989 and has been associated with LQ Properties since April 1987. Mr. Bushee was previously associated with The Stop & Shop Companies, Inc. a retailer of food products and general merchandise, for three years and Wolf & Company, P.C., independent accountants, for four years.

        Sandra K. Michel has been Senior Vice President and General Counsel of LQ Properties since December 2001 and Secretary of LQ Properties since January 2002. Ms. Michel also serves as Senior Vice President, General Counsel and Secretary of LQ Corporation. Prior to joining the companies, Ms. Michel served as General Counsel and Secretary of Sunterra Corporation from June 2000 through April 2001 and Deputy General Counsel and Assistant Secretary from August 1999 through June 2000. Prior to that, Ms. Michel served as Senior Counsel to W.R. Grace & Co. from December 1991 to August 1999 assuming the role of Assistant Secretary in September 1998. Ms. Michel was an attorney in private practice with nationally recognized firms for 11 years prior to joining W.R. Grace & Co.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock

        Market Information.    Our shares trade on the New York Stock Exchange under the symbol "LQI." The following table sets forth, for the periods shown, the high and low sales prices for our paired shares (our publicly traded paired common stock prior to our restructuring) as reported on the New York Stock Exchange Composite Tape:

	2001			2000
Quarter			Quarter
	High	Low		High	Low

First	$4.08	$2.44	First	$6.88	$1.88
Second	$6.05	$3.80	Second	$3.75	$1.88
Third	$6.02	$3.95	Third	$3.56	$2.06
Fourth	$6.42	$4.21	Fourth	$3.69	$2.31

        LQ Properties' class A common stock is currently held by LQ Corporation and has never been publicly traded.

        Holders of Record.    There were approximately 10,965 holders of record of our shares as of February 25, 2002. Included in the number of stockholders of record are shares held in "nominee" or "street" name. As of February 25, 2002, LQ Corporation was the only holder of LQ Properties' class A common stock.

        Dividends.    In order to qualify for the beneficial tax treatment accorded to REITs, LQ Properties is generally required each year to distribute to its preferred and common stockholders at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding any net capital gain. LQ Properties did not make any distributions on its common stock during the fiscal year ended December 31, 2001 as preferred dividends exceeded REIT taxable income. In connection with the restructuring, LQ Properties' stockholders approved the terms of LQ Properties' class B common stock which provide that no dividends will be paid on LQ Properties' class B common stock prior to 2005. Until 2005, dividends may be paid on LQ Properties' class A common stock, including dividends necessary to maintain LQ Properties' status as a REIT. Commencing in 2005, the holders of class B common stock, may receive, on a quarterly basis, a dividend of $0.10 per share per annum although this dividend payment is not mandatory. Prior to 2005, we expect that if LQ Properties pays dividends on its common stock, including dividends required to maintain its REIT status, these dividends will be paid to LQ Corporation, the sole holder of the class A common stock following our restructuring. In addition, we do not anticipate paying cash dividends on LQ Corporation's common stock in the foreseeable future.

Our Series A Preferred Stock

        Market Information.    On June 10, 1998, LQ Properties issued 7,000,000 depositary shares (the "Series A Depositary Shares"). Each Series A Depositary Share represents one-tenth of a share of 9% Series A Cumulative Redeemable Preferred Stock with a par value of $0.10 per share ("Series A Preferred Stock"). LQ Properties' Series A Depository Shares trade on the New York Stock Exchange under the symbol "LQI_P." The following table sets forth, for the periods shown, the high and low sales prices for the Series A Depository Shares:

	2001			2000
Quarter			Quarter
	High	Low		High	Low

First	$18.45	$14.19	First	$14.69	$9.92
Second	$21.00	$18.00	Second	$13.63	$10.13
Third	$22.49	$16.83	Third	$16.50	$12.88
Fourth	$23.15	$19.75	Fourth	$15.88	$14.00

        Holders of Record.    There were approximately 224 holders of record of LQ Properties' Series A Depositary Shares as of February 25, 2002. Included in the number of holders of record are Series A Depositary Shares held in "nominee" or "street" name.

        Dividends.    For the year ended December 31, 2001, LQ Properties designated the following cash distributions to holders of its Series A Depositary Shares as non-taxable returns of capital:

Date Declared	Date of Record	Pay Date	Per Share Amount	Non-Taxable Return of Capital

01-Dec-00	15-Dec-00	02-Jan-01	$0.56250	$0.28010
10-Mar-01	15-Mar-01	02-Apr-01	0.56250	0.28010
01-Jun-01	15-Jun-01	02-Jul-01	0.56250	0.28010
04-Sep-01	14-Sep-01	01-Oct-01	0.56250	0.28010
31-Dec-01	14-Dec-01	31-Dec-01	0.56250	0.28010

Total			$2.81250	$1.40050

Percentage			100%	49.79957%

        For the year ended December 31, 2000, LQ Properties designated the following cash distributions to holders of its Series A Depositary Shares as non-taxable returns of capital:

Date Declared	Date of Record	Pay Date	Per Share Amount	Non-Taxable Return of Capital

03-Mar-00	15-Mar-00	31-Mar-00	$0.56250	$0.56250
01-Jun-00	15-Jun-00	30-Jun-00	0.56250	0.56250
05-Sep-00	14-Sep-00	30-Sep-00	0.56250	0.56250

Total			$1.68750	$1.68750

Percentage			100%	100%

ITEM 6. SELECTED FINANCIAL AND OTHER DATA

Overview

        Background.    In November 1997, Meditrust, a Massachusetts business trust and predecessor to LQ Properties, merged with Santa Anita Realty Enterprises, Inc., with Santa Anita Realty Enterprises, Inc. continuing as the surviving corporation. Concurrently, Meditrust Acquisition Company merged with Santa Anita Operating Company, with Santa Anita Operating Company continuing as the surviving corporation. We refer to these two mergers as the Santa Anita merger. Upon completion of the Santa Anita merger, Santa Anita Realty Enterprises, Inc. changed its corporate name to "Meditrust Corporation" and Santa Anita Operating Company changed its corporate name to "Meditrust Operating Company." The common stock of Meditrust Operating Company was paired together with the common stock of Meditrust Corporation, so that the two entities, known collectively as The Meditrust Companies, traded together on the New York Stock Exchange as one unit. During early 1998 and after completion of the Santa Anita Merger, The Meditrust Companies, which focused primarily on the health care industry, began pursuing a strategy of diversification into additional new businesses which culminated in mergers with La Quinta Inns, Inc., a lodging company, and Cobblestone Holdings, Inc., a golf course company.

        Changes in the Law Diminished the Benefits of the Paired Share Structure.    The Meditrust Companies, as a result of the Santa Anita merger, acquired the benefits of a unique organizational structure known as a "grandfathered" paired share REIT. Federal tax legislation adopted in July 1998 limited benefits attributable to future use of the "grandfathered" paired share structure. In addition, during the summer of 1998 and thereafter, the debt and equity markets available to REITs generally, and healthcare and lodging REITs specifically, deteriorated, thus limiting our companies' access to cost efficient capital. As a result, during the latter part of 1998 and throughout 1999 our companies implemented a comprehensive restructuring plan, known as the "1998 Plan," designed to strengthen our companies' financial position and clarify our investment and operating strategy. Pursuant to the 1998 Plan:

  •
  we sold over $1.4 billion in assets (including the Cobblestone Golf Group and the Santa Anita Racetrack),

  •
  and over $820 million of healthcare properties, and

  •
  repaid over $625 million in debt and fully settled our forward equity investment transaction with certain affiliates of Merrill Lynch & Co.

        Focus on Lodging Industry.    During 2000, we implemented a five-point plan of reorganization, referred to as the Five Point Plan intended to further strengthen our position and focus on the lodging division. Consistent with certain components of the Five Point Plan which called for, among other things, an orderly disposition of a significant portion of healthcare assets and substantial reduction in debt, we have completed healthcare asset sales and received mortgage repayments totaling approximately $1.6 billion between January 1, 2000 and December 31, 2001 and applied substantially all of the proceeds toward reduction of our total indebtedness of $2.6 billion as of December 31, 1999 to $1.0 billion as of December 31, 2001.

        On June 20, 2001, we changed our name to La Quinta to reflect our focus on the lodging industry. Meditrust Corporation was renamed La Quinta Properties, Inc. and Meditrust Operating Company was renamed La Quinta Corporation. Our common stock continued to trade together on the New York Stock Exchange as one unit under the ticker symbol "LQI".

        On December 20, 2001, our stockholders approved certain proposals which permitted LQ Corporation and LQ Properties to restructure the existing organization of the two companies by merging, LQP Acquisition Corp., a newly formed, wholly owned subsidiary of LQ Corporation, with and into LQ Properties, with LQ Properties surviving the merger and becoming a subsidiary controlled by LQ Corporation while continuing its status as a REIT. Pursuant to the restructuring, which we consummated on January 2, 2002, each outstanding share of common stock of LQ Properties held by our stockholders was converted into one share of a new class B common stock of LQ Properties and each outstanding share of common stock of LQP Acquisition Corp. (all of which were held by LQ Corporation) were converted into one share of a new class A common stock of LQ Properties. Following the restructuring, each share of common stock of LQ Corporation, that previously had been paired with the common stock of LQ Properties, become paired and traded as a single unit with the new class B common stock. The outstanding common stock of LQ Corporation was unaffected by the restructuring other than a reduction in par value from $0.10 to $0.01 and the change of the pairing arrangement as described above.

Definitions of Non-GAAP Terms

        "EBITDA" means income or loss from continuing operations plus interest, income taxes, depreciation and amortization; adjusted for loss or gain on sale of assets, other income, impairment provisions, provision for loss on equity securities and other nonrecurring expenses. "Recurring Net Income available to common stockholders" means net income available to common stockholders plus the cumulative effect of changes in accounting principles, extraordinary gains or losses, gains or losses on the sales of assets and other nonrecurring expenses. Neither EBITDA nor Recurring Net Income available to common stockholders are intended to represent cash flow or any other measure of performance in accordance with generally accepted accounting principles, known as GAAP. EBITDA and Recurring Net Income available to common stockholders are used because our management believes that certain investors find these terms to be useful tools for measuring our performance. We have provided a reconciliation of net income (loss) per common share calculated in accordance with

GAAP to EBITDA and Recurring Net Income available to common stockholders in this Joint Annual Report under the heading "Item 6—Selected Financial and Other Data—Other Unaudited Supplemental Information not Required by GAAP."

Financial Information

        The following tables set forth, among other information, selected financial information for The La Quinta Companies, LQ Properties and LQ Corporation. Combined LQ Properties and LQ Corporation financial information has been presented as the La Quinta Companies with all significant intercompany and inter-entity balances and transactions eliminated in combination. Likewise, the separate consolidated financial information for LQ Properties and LQ Corporation include the accounts of the respective company and its majority owned partnerships after elimination of all significant intercompany accounts and transactions. Financial information related to results of operation for Cobblestone Golf Group and Santa Anita Racetrack have been reflected as discontinued operations. This information is based on and should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto appearing elsewhere in this Joint Annual Report.

THE LA QUINTA COMPANIES

Selected Financial Information

	Year ended December 31,
	2001	2000(a)	1999(a)	1998(b)	1997(b)
	(In thousands)

Operating Data:
Revenue	$651,439	$815,517	$908,437	$639,377	$289,038
Expenses:
Direct lodging operations	262,434	277,094	244,659	104,450	—
Other lodging expenses	63,601	60,248	58,105	23,573
Interest	102,116	186,951	244,973	178,458	87,412
Depreciation and amortization	117,552	147,007	135,853	87,228	26,838
Amortization of goodwill	21,412	22,755	21,470	13,265	2,349
General and administrative	50,856	53,011	47,023	34,297	10,467
(Gain) loss on sale of assets and mortgage repayments	(10,133)	130,536	(12,042)	(48,483)	—
Impairment of real estate assets, mortgages and notes receivable	115,347	186,829	63,170	63,954	—
Provision for loss on equity securities	—	50,279	—	—	—
Paired share intangible write-off	169,421	—	—	—	—
Other	42,496	35,737	45,814	46,355	10

	935,102	1,150,447	849,025	503,097	127,076

(Loss) income before income taxes, discontinued operations, extraordinary item and cumulative effect of change in accounting principle	(283,663)	(334,930)	59,412	136,280	161,962
Income tax expense (benefit)	488	629	—	(4,800)	—

(Loss) income before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	(284,151)	(335,559)	59,412	141,080	161,962
Discontinued operations, net	—	—	30,413	(294,227)	450

(Loss) income before extraordinary item and cumulative effect of change in accounting principle	(284,151)	(335,559)	89,825	(153,147)	162,412
Extraordinary item:
Gain on early extinguishments of debt	935	1,403	—	—	—
Cumulative effect of change in accounting principle	856	—

Net (loss) income	(282,360)	(334,156)	89,825	(153,147)	162,412
Preferred stock dividends	(18,000)	(18,000)	(16,283)	(8,444)	—

Net (loss) income available to Common Stockholders	$(300,360)	$(352,156)	$73,542	$(161,591)	$162,412

(a)
Certain reclassifications have been made to the 2000 and 1999 presentation to conform to the presentation of the financial position and results of operations as of and for the year ended December 31, 2001.

(b)
Financial results for 1998 include lodging segment results for the period from the date of the La Quinta Merger July 17, through December 31. Financial results for 1997 do not include results from the lodging segment.

THE LA QUINTA COMPANIES

Selected Financial Information, (Continued)

	Year ended December 31,
	2001(a)	2000(a)	1999(a)	1998(b)	1997(b)
	(In thousands, except per share data)

Per Share Data:
Basic (loss) earnings per Paired Common Share:
(Loss) income available to common stockholders before discontinued operations, extraordinary item and cumulative change in accounting principle	$(2.12)	$(2.49)	$0.30	$1.10	$2.13
Discontinued operations, net	—	—	0.22	(2.44)	0.01
Gain on early extinguishments of debt	0.01	0.01	—	—	—
Cumulative effect of change in accounting principle	0.01	—	—	—	—

Net (loss) income	$(2.10)	$(2.48)	$0.52	$(1.34)	$2.14

Diluted (loss) earnings per Paired Common Share:
(Loss) income available to common stockholders before discontinued operations, extraordinary item and cumulative change in accounting principle	$(2.12)	$(2.49)	$0.30	$1.06	$2.12
Discontinued operations, net	—	—	0.21	(2.35)	—
Gain on early extinguishments of debt	0.01	0.01	—	—	—
Cumulative effect of change in accounting principle	0.01	—	—	—	—

Net (loss) income	$(2.10)	$(2.48)	$0.51	$(1.29)	$2.12

Weighted average shares outstanding:
Basic	143,011	141,854	142,783	120,515	76,070
Diluted	143,011	141,854	142,907	125,508	76,524
Distributions paid	$—	$—	$1.84	$3.34	$2.38
Cash Flow Data:
Cash provided by operating activities	$140,412	$220,711	$230,178	$176,171	$184,412
Cash provided by (used in) investing activities	582,098	832,534	575,948	(1,104,060)	(571,325)
Cash (used in) provided by financing activities	(623,787)	(1,021,472)	(1,104,362)	1,189,613	387,919

	Year ended December 31,
	2001	2000(a)	1999(a)	1998	1997

Balance Sheet Data:
Real estate investments, net	$2,581,173	$3,352,676	$4,672,659	$5,086,736	$2,935,772
Total assets	3,212,288	4,099,037	5,484,083	6,459,551	3,280,283
Indebtedness	999,748	1,596,349	2,613,764	3,301,722	1,377,438
Total liabilities	1,187,725	1,776,226	2,810,870	3,508,623	1,454,544
Total stockholders' equity	2,024,563	2,322,811	2,673,213	2,950,928	1,825,739

(a)
Certain reclassifications have been made to the 2000 and 1999 presentation to conform to the presentation of the financial position and results of operations as of and for the year ended December 31, 2001.

(b)
Financial results for 1998 include lodging segment results for the period from the date of the La Quinta Merger July 17, through December 31. Financial results for 1997 do not include results from the lodging segment.

Other Unaudited Supplemental Information not Required by GAAP

	Year ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)

EBITDA by Segment(a)(b):
Lodging	$206,340	$224,858	$274,553	$122,888	$—
Healthcare	65,074	197,881	281,384	318,182	278,571
Other	3,134	2,425	963	—	—

Total EBITDA(a)	$274,548	$425,164	$556,900	$441,070	$278,571

Recurring Net Income and EBITDA Reconciliation(a)(c):
Net (loss) income available to common stockholders	$(300,360)	$(352,156)	$73,542	$(161,591)	$162,412
Cumulative effect of change in accounting principle	(856)	—	—	—	—
Gain on early extinguishments of debt	(935)	(1,403)	—	—	—
Provision for loss on disposition of discontinued operations	—	—	—	237,035	—
(Gain) loss on disposal of discontinued operations	—	—	(30,413)	57,192	(450)
Other expenses	42,496	35,737	45,814	111,215	—
Paired share intangible write-off	169,421	—	—	—	—
Provision for loss on equity securities	—	50,279	—	—	—
Impairment on real estate assets, mortgages and notes receivable	115,347	186,829	63,170	—	—
Other income	—	—	(1,750)	(35,987)	—
(Income) loss from unconsolidated joint venture	—	—	—	(906)	10
(Gain) loss on sale of assets	(10,133)	130,536	(12,042)	(48,483)	—

Recurring Net Income available to common stockholders(c)	14,980	49,822	138,321	158,475	161,972

Dividends/distributions to stockholders	18,000	18,000	16,283	8,444	—
Income tax expense (benefit)	488	629	—	(4,800)	—
Amortization of goodwill	21,412	22,755	21,470	13,265	2,349
Depreciation and amortization	117,552	147,007	135,853	87,228	26,838
Interest expense	102,116	186,951	244,973	178,458	87,412

Total EBITDA(a)	$274,548	$425,164	$556,900	$441,070	$278,571

(a)
Neither EBITDA or Recurring Net Income available to common stockholders are intended to represent cash flow or any other measure of performance in accordance with generally accepted accounting principles ("GAAP"). EBITDA and Recurring Net Income available to common stockholders are included herein because management believes that certain investors find them to be useful tools for measuring our performance.

(b)
EBITDA is defined as net income from continuing operations plus interest, income taxes, depreciation and amortization; adjusted for loss or gain on sale of assets, other income, impairment provisions, provision for loss on equity securities and other nonrecurring expenses.

(c)
Recurring Net Income available to common stockholders is net income available to common stockholders plus the cumulative effect of changes in accounting principles, extraordinary gains or losses, gains or losses on the sales of assets and other nonrecurring expenses.

Selected Unaudited Pro Forma Condensed Combined Financial Data

        As more fully described in this Joint Annual Report under the heading "Items 1 and 2—Descriptions of Our Business and Our Properties—Our Restructuring," our stockholders approved a new corporate structure on December 20, 2001. The restructuring was effective as of January 2, 2002. The following tables set forth unaudited pro forma condensed combined financial data for LQ Properties and LQ Corporation as a consolidated entity, giving effect to the restructuring as if it had occurred on the dates indicated. The unaudited pro forma condensed combined operating data are presented as if the restructuring, the sale of assets to Care Realty, L.L.C. and the implementation of Statement of Financial Accounting Standards No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets" had been completed on January 1, 2001 for the year ended December 31, 2001. The unaudited pro forma condensed balance sheet data as of December 31, 2001 is presented as if the restructuring had occurred on December 31, 2001. In the opinion of our management, all material adjustments necessary to reflect the effects of these transactions have been made. The restructuring will be accounted for as a reorganization of two companies under common control.

	Year ended December 31, 2001
	Combined Historical	Recapitalization		Care Realty		Other Adjustments		Consolidated Pro Forma
	(In thousands, except per share data)
Revenue	$651,439	$—		$(18,810	)(d)			$632,629
Operating Expenses	935,102	(4,228	)(a)	(8,940	)(e)	$(16,471	)(f)	905,463

Loss before minority interest, income taxes, extraordinary item and cumulative effect of change in accounting principle	(283,663)	4,228		(9,870)		16,471		(272,834)
Minority interest	—	(18,000	)(b)	—		—		(18,000)
Income tax expense	488	196,520	(c)	—		—		197,008

Loss before extraordinary item and cumulative effect of change in accounting principle	(284,151)	(210,292)		(9,870)		16,471		(487,842)
Preferred dividends	(18,000)	18,000	(b)	—		—		—

Net loss available to common shareholders before extraordinary item and cumulative effect of change in accounting principle	$(302,151)	$(192,292)		$(9,870)		$16,471		$(487,842)

Basic and Diluted loss per Paired Common Share:
Loss available to common shareholders before extraordinary item and cumulative effect of change in accounting principle	$(2.12)							$(3.41)
Weighted average shares outstanding:
Basic and Diluted	143,011							143,011

(a)
Represents the adjustment to eliminate the amortization for the intangible asset related to the "grandfathered" paired share structure written off on December 20, 2001 in connection with the restructuring. The write off of the intangible asset related to the "grandfathered" paired share structure is included in operating expenses in the combined historical results of operations above.
(b)
Represents LQ Properties' preferred stock dividends recognized as minority interest in the consolidated entity.
(c)
Represents the $300,197,000 net deferred tax liability of the companies as of December 31, 2000 and the $103,677,000 current period tax benefit to La Quinta recognized at an effective tax rate of 38%.
(d)
Represents the elimination of historical revenue related to real estate investments sold to Care Realty, L.L.C.
(e)
Represents the reduction of interest expense resulting from application of proceeds received to bank notes payable and the elimination of the historical amortization of deferred gains on investments in leases sold to Care Realty, L.L.C.
(f)
Represents the elimination of historical amortization of goodwill resulting from implementation of SFAS 142 in January 2002. Effective January 1, 2002, we expect to record a charge to earnings of approximately $258,977,000 to write down goodwill to record the cumulative effect of an accounting change based on the implementation of SFAS 142. The cumulative effect of the accounting change is not included in the adjustments above.

Selected Unaudited Pro Forma Condensed Combined Financial Data (Continued)

	Year ended December 31, 2001
	Combined Historical	Recapitalization		Care Realty	Other Adjustments		Consolidated Pro Forma
	(In thousands, except per share data)
Assets:
Real estate investments	$2,581,173	$—		$—	$—		$2,581,173
Total assets	3,212,288	—		—	(258,977	)(c)	2,953,311
Total indebtedness	999,748	—		—	—		999,748
Total liabilities	1,187,725	196,520	(a)	—	—		1,384,245
Minority Interest	—	200,000	(b)	—	—		200,000
Total shareholders' equity	2,024,563	(196,520 (200,000	)(a) )(b)	—	(258,977	)(c)	1,369,066

(a)
Represents the net deferred tax liability of the companies and, as such, recognizes the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including NOLs of LQ Corporation and LQ Properties.
(b)
Subsequent to the restructuring, the Series A preferred stock and Series B preferred stock will remain outstanding securities of LQ Properties and represent a minority interest in LQ Properties. This represents the reclassification of the Series A and Series B preferred stock at redemption value as a minority interest in the consolidated entity.
(c)
Represents the write-off of a significant portion of goodwill related to the La Quinta lodging segment and TeleMatrix upon adoption of SFAS 142 on January 1, 2002.

LA QUINTA PROPERTIES, INC.

	Year ended December 31,
	2001	2000(a)	1999(a)	1998	1997
	(In thousands, except per share data)
Operating Data:
Revenue	$383,071	$522,052	$608,077	$518,872	$289,119
Expenses:
Direct lodging operations	2,284	3,144	2,380	1,044	—
Other lodging expenses	30,468	30,441	29,462	9,455	—
Interest	101,940	186,457	246,413	178,374	87,412
Depreciation and amortization	107,099	132,283	128,642	84,327	26,838
Amortization of goodwill	20,699	21,977	20,723	12,505	2,214
General and administrative	18,326	19,667	23,277	25,573	10,321
(Gain) loss on sale of assets and mortgage repayments	(10,133)	131,513	(12,042)	(48,483)	—
Impairment of real estate assets	115,347	186,829	63,170	63,954	—
Provision for loss on equity securities	—	50,279	—	—	—
Paired share intangible write-off	141,479	—	—	—	—
Other	37,541	32,901	16,138	31,192	10

	565,050	795,491	518,163	357,941	126,795

(Loss) income before income taxes, discontinued operations, extraordinary item and cumulative effect of change in accounting principle	(181,979)	(273,439)	89,914	160,931	162,324
Income tax expense	488	629	—	—	—

(Loss) income before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	(182,467)	(274,068)	89,914	160,931	162,324
Discontinued operations, net	—	—	40,216	(295,875)	688

(Loss) income before extraordinary item and cumulative effect of change in accounting principle	(182,467)	(274,068)	130,130	(134,944)	163,012
Gain on early extinguishments of debt	935	1,403	—	—	—
Cumulative effect of change in accounting principle	856	—	—	—	—

Net (loss) income	(180,676)	(272,665)	130,130	(134,944)	163,012
Preferred stock dividends	(18,000)	(18,000)	(16,283)	(8,444)

Net (loss) income available to Common Shareholders	$(198,676)	$(290,665)	$113,847	$(143,388)	$163,012

Per Share Data:
Basic (loss) earnings per Paired Common Share:
(Loss) income available to common shareholders before discontinued operations, extraordinary item and cumulative change in accounting principle	$(1.40)	$(2.04)	$0.51	$1.25	$2.13
Discontinued operations, net	—	—	0.28	(2.43)	0.01
Gain on early extinguishments of debt	0.01	0.01	—	—	—
Cumulative effect of change in accounting principle	0.01	—	—	—	—

Net (loss) income	$(1.38)	$(2.03)	$0.79	$(1.18)	$2.14

LA QUINTA PROPERTIES, INC.

	Year ended December 31,
	2001	2000(a)	1999(a)	1998	1997
	(In thousands, except per share data)
Diluted (loss) earnings per Paired Common Share
(Loss) income available to common shareholders before discontinued operations, extraordinary item and cumulative change in accounting principle	$(1.40)	$(2.04)	$0.51	$1.20	$2.11
Discontinued operations, net	—	—	0.28	(2.33)	0.01
Gain on early extinguishments of debt	0.01	0.01	—	—	—
Cumulative effect of change in accounting principle	0.01	—	—	—	—

Net (loss) income	$(1.38)	$(2.03)	$0.79	$(1.13)	$2.12

Weighted average shares outstanding:
Basic	144,316	143,159	144,088	121,820	76,274
Diluted	144,316	143,159	144,212	126,813	77,007
Distributions paid	$—	$—	$1.84	$3.34	$2.38
Cash Flow Data:
Cash provided by operating activities	$139,108	$232,329	$260,414	$187,606	$185,195
Cash provided by (used in) investing activities	582,661	832,695	550,858	(1,128,412)	(580,560)
Cash (used in) provided by financing activities	(623,787)	(1,031,812)	(1,098,187)	1,209,441	376,698
	Year ended December 31,
	2001	2000(a)	1999(a)	1998	1997
	(In thousands, except per share data)
Balance Sheet Data:
Real estate investments, net	$2,547,893	$3,333,168	$4,652,631	$5,067,217	$2,935,772
Total assets	3,289,460	4,072,482	5,391,375	6,320,985	3,215,928
Indebtedness	999,748	1,596,349	2,613,764	3,301,722	1,377,438
Total liabilities	1,121,443	1,706,894	2,753,597	3,447,632	1,423,688
Total shareholders' equity	2,168,017	2,365,588	2,637,778	2,873,353	1,792,240

(a)
Certain reclassifications have been made to the 2000 and 1999 presentation to conform to the presentation of the financial position and results of operations as of and for the year ended December 31, 2001.

La Quinta Corporation

	Year ended December 31,				Initial period ended December 31,
	2001	2000(a)	1999(a)	1998(b)	1997(b)
	(In thousands, except per share data)
Operating Data:
Revenue	$565,057	$593,533	$592,868	$253,249	$48
Expenses:
Direct lodging operations	260,150	273,950	242,279	103,406	—
Other lodging operations	33,373	30,121	29,071	14,118
Depreciation and amortization	10,453	14,724	7,211	2,901	—
Amortization of goodwill	713	778	747	760	135
Interest and other	611	494	273	84	129
Interest to La Quinta Properties, Inc.	—	616	—	712	—
General and administrative	32,589	33,437	23,745	8,724	146
Royalty to La Quinta Properties, Inc.	20,596	20,666	16,350	6,326	—
Rent to La Quinta Properties, Inc.	275,359	278,379	274,018	125,706	—
Other	4,955	2,836	29,676	15,163	—
Paired share intangible write-off	27,942	—	—	—	—
Gain on sale of assets	—	(977)	—	—	—

	666,741	655,024	623,370	277,900	410

Loss from continuing operations before benefit of income taxes and discontinued operations	(101,684)	(61,491)	(30,502)	(24,651)	(362)
Income tax benefit	—	—	—	(4,800)	—

Loss from continuing operations before discontinued operations	(101,684)	(61,491)	(30,502)	(19,851)	(362)
Discontinued operations	—	—	(9,803)	1,648	(238)

Net loss	$(101,684)	$(61,491)	$(40,305)	$(18,203)	$(600)

Per Share Data:
Basic loss per Paired Common Share:
Loss from continuing operations before discontinued operations	$(0.71)	$(0.43)	$(0.21)	$(0.16)	$(0.01)
Discontinued operations, net	—	—	(0.07)	0.01	—

Net loss	$(0.71)	$(0.43)	$(0.28)	$(0.15)	$(0.01)

Diluted loss per Paired Common Share:
Loss from continuing operations before discontinued operations	$(0.71)	$(0.43)	$(0.21)	$(0.16)	$(0.01)
Discontinued operations, net	—	—	(0.07)	0.01	—

Net loss	$(0.71)	$(0.43)	$(0.28)	$(0.15)	$(0.01)

Weighted average shares outstanding
Basic	143,011	141,854	142,783	120,515	82,490
Diluted	143,011	141,854	142,907	120,515	82,490
Cash Flow Data:
Cash used in operating activities	$1,304	$(11,618)	$(30,236)	$(11,435)	$(783)
Cash (used in) provided by investing activities	(563)	(161)	25,090	24,352	(34,427)
Cash provided by (used in) financing activities	—	10,340	(6,175)	(19,828)	54,883
	Year ended December 31,
	2001	2000(a)	1999(a)	1998	1997
	(In thousands, except per share data)
Balance Sheet Data:
Total assets	$144,762	$155,582	$160,814	$198,190	$120,426
Total liabilities	250,384	160,527	125,221	119,683	63,338
Total shareholders' equity	(105,622)	(4,945)	35,593	78,507	57,088

(a)
Certain reclassifications were made to the 2000 and 1999 presentation to conform to the presentation of results of operations for the year ended December 31, 2001.
(b)
Financial results for 1998 include lodging segment results for the period from the date of the La Quinta Merger, July 17, through December 31. Financial results for 1997 do not include results from the lodging segment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion together with the financial statements and related notes included elsewhere in this Joint Annual Report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations which involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors. You should read the discussion about forward-looking statements in this Joint Annual Report under the heading "About this Joint Annual Report"—"Forward-Looking Statements." This section will also direct you to the sections of this Joint Annual Report under the heading "Items 1 and 2—Description of Our Business and Our Properties—Certain Factors You Should Consider About Our Companies, Our Businesses And Our Securities" and "Cautionary Statements Regarding Forward-Looking Statements In This Document." We undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances, including those set forth herein, in the section entitled "Certain Factors You Should Consider About Our Companies, Our Businesses and Our Securities" and elsewhere in this Joint Annual Report.

Overview

        The basis of presentation includes Management's Discussion and Analysis of Financial Condition and Results of Operations for the combined companies and each of the separate companies, LQ Corporation and LQ Properties. Our management believes that the combined presentation is most informative to holders of our paired common stock.

General

        We are a leading limited service lodging company providing clean and comfortable rooms in convenient locations at affordable prices. We are one of the largest owner/operators of limited service hotels in the United States. We owned and operated 220 La Quinta® Inns and 72 La Quinta Inn & Suites® containing approximately 38,000 rooms in 28 states as of December 31, 2001. We strive to design hotels that attract both business and leisure travelers seeking quality rooms that are generally comparable to those of mid-price, full service hotels, but at lower average room rates. We believe that by not providing full-service, management-intensive facilities and services, such as in-house restaurants, cocktail lounges, or room service, that typically carry high fixed costs and low margins, we are able to deliver a product that satisfies our customers' needs and price expectations, while also permitting us to concentrate on the variable cost structure and the high-margin nature of our limited service product.

        In addition to owning and operating our hotel properties, we began, in late 2000, to license the use of our proprietary brand names, including La Quinta®, La Quinta Inns® and La Quinta Inn & Suites® in return for royalty and other fees through license agreements with franchisees. As of December 31, 2001, our franchisees operated eight La Quinta Inns® and three La Quinta Inn & Suites® representing approximately 1,000 rooms under our brands.

        As of December 31, 2001, we owned or provided financing for 72 geographically dispersed healthcare facilities operated by eight different third party operators. Consistent with our intention to focus on the lodging industry, the healthcare operations and assets in our portfolio have been decreasing as a result of continued success in selling these assets to other healthcare real estate investors or to the operators of the facilities.

        Over the last two years, we have undergone significant financial and strategic change. In January 2000, we began a strategy of selling non-lodging real estate assets in order to focus on our lodging business. As a result of that change in strategy, we replaced substantially all of our senior management with executives who have, on average, approximately 25 years of experience in lodging and lodging-related industries. Over the last two years, we have improved the operations of our lodging assets, including the reduction of costs and the introduction of a franchising program. During that period, we also have sold approximately $1.6 billion of our non-lodging assets with proceeds from those sales applied to reduce indebtedness and strengthening our balance sheet.

        On December 20, 2001, our stockholders approved certain proposals which permitted us to restructure the existing organization of our companies by merging a newly formed, wholly owned subsidiary of LQ Corporation, with and into LQ Properties, with LQ Properties surviving the merger and becoming a subsidiary controlled by LQ Corporation while continuing its status as a REIT. We believe the restructuring, which was proposed primarily to address the challenges imposed by federal tax legislation on our previous "grandfathered" paired share REIT structure, will enable us to grow our lodging real estate portfolio, management operations and brand franchising program without the restrictions imposed by this federal tax legislation.

The La Quinta Companies—Combined Results of Operations

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

        We earn revenue by:

  •
  owning and operating 220 La Quinta Inns® and 72 La Quinta Inn & Suites® as well as licensing the use of our brand in return for license and other fees under our franchise program;

  •
  leasing 64 healthcare facilities under long-term triple net leases in which the rental rate is generally fixed with annual escalators; and

  •
  providing mortgage financing for eight healthcare facilities in which the interest is generally fixed with annual escalators, subject to certain conditions.

        Net loss available to paired common stockholders decreased $51,796,000 to $300,360,000, or $2.10 per diluted common share, for the year ended December 31, 2001, compared to a net loss of $352,156,000, or $2.48 per diluted common share for the year ended December 31, 2000.

Combined Results of Segment Operations

        Our operations are managed as two major segments: lodging and healthcare. The following table summarizes the contribution by each operating segment for the years ended December 31, 2001 and 2000. We consider contributions from each operating segment to include revenue from each business, less both direct and other operating expenses and general and administrative expenses. We allocate certain administrative, legal, accounting and tax expenses to the healthcare segment that benefit the healthcare segment or are related to public company expense in order to maintain a presentation that is consistent with historical segment information. A portion of these allocated expenses will continue to be incurred by us once the disposition of healthcare assets is complete. These allocations amounted to approximately $2,792,000 for the year ended December 31, 2001. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment contribution.

        Combined contribution from operating segments for the year ended December 31, 2001 decreased by $150,616,000, or 35.4%, to $274,548,000 compared to $425,164,000 for the year ended December 31, 2000. The decline in the combined contribution is primarily the result of the sale of certain healthcare assets. The combined contribution is comprised of revenues of $651,439,000 and $815,517,000 offset by operating expenses of $376,891,000 and $390,353,000 for the years ended December 31, 2001 and 2000, respectively.

Summary Contribution by Operating Segments Table:

	Year ended December 31,
	2001	2000
	(In thousands)
Revenue:
Lodging	$555,562	$587,645
Healthcare	77,268	211,293
Other	18,609	16,579

Total revenue	651,439	815,517

Operating expenses:
Lodging	349,222	362,787
Healthcare	12,194	13,412
Other	15,475	14,154

Total operating expenses	376,891	390,353

Contributions:
Lodging	206,340	224,858
Healthcare	65,074	197,881
Other	3,134	2,425

Total contribution	$274,548	$425,164
Reconciliation to Combined Consolidated Financial Statements:
Interest expense	102,116	186,951
Depreciation and amortization
Lodging	111,878	122,041
Healthcare	4,909	24,343
Other	765	623
Amortization of goodwill	21,412	22,755
(Gain) loss on sale of assets	(10,133)	130,536
Impairment on real estate assets, mortgages and notes receivable	115,347	186,829
Provision for loss on equity securities	—	50,279
Paired share intangible write-off	169,421	—
Other expenses	42,496	35,737

	558,211	760,094
Loss before income taxes, extraordinary item and cumulative effect of change in accounting principle	(283,663)	(334,930)
Income tax expense	488	629

Loss from operations	$(284,151)	$(335,559)

Lodging Contribution

        Lodging contribution decreased by $18,518,000 for the year ended December 31, 2001, or 8.2%, to $206,340,000 for the year ended December 31, 2001 compared to $224,858,000 for the year ended December 31, 2000. Lodging contribution for the year ended December 31, 2001 was comprised of revenues of $555,562,000 offset by operating expenses of $349,222,000 compared to revenues of $587,645,000 offset by operating expenses of $362,787,000 for the year ended December 31, 2000. The decrease in lodging contribution was primarily due to a decrease in lodging revenues, partially offset by a decrease in lodging operating expenses as more fully described below.

        The following table summarizes statistical lodging data for the years ended December 31, 2001 and 2000:

	2001	2000
Number of Company-owned Hotels in Operation	292	299
Franchise Hotels Open	11	0
Number of Hotels Under Construction or Refurbishment	2	3
Occupancy Percentage	62.2%	63.4%
ADR(1)	$60.98	$62.62
RevPAR(2)	$37.95	$39.73
Available Room-nights(3)	14,042	14,256
Comparable Hotels(4)	289	289
Occupancy Percentage	62.4%	63.8%
ADR(1)	$61.22	$62.98
RevPAR(2)	$38.19	$40.17
Available Room-nights(3)	13,689	13,689

(1)
Represents average daily rate
(2)
Represents revenue per available room
(3)
Available room-night count in thousands
(4)
Represents hotels open for more than one year

        Lodging revenues include revenues from room rentals and other revenue sources from company-owned hotels. These other revenue sources include charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. In addition, lodging revenues include franchise fees charged to franchisees for operating under the La Quinta® brand and using our hotel designs, operating systems and procedures. Lodging revenues decreased $32,083,000, or 5.5%, to $555,562,000 for the year ended December 31, 2001 compared to $587,645,000 for the year ended December 31, 2000. The decrease in lodging revenues was primarily due to a decrease in room revenues. Room revenue is dictated by demand, measured as occupancy percentage, pricing, measured as average daily rate or "ADR," and the level of available room inventory. Room revenues decreased during the year ended December 31, 2001 compared to the year ended December 31, 2000 due to several factors, including:

  •
  Decreases in demand resulting from a slowing national economy and from the impact of the terrorist attacks on the United States on September 11, 2001. Additionally, business and leisure travel slowed considerably during the last half of 2001 as companies reduced corporate travel and leisure travelers cancelled or delayed trips. This reduced demand was reflected in the decrease in our occupancy percentage by 1.2 percentage points to 62.2% for the year ended December 31, 2001 compared to 63.4% for the year ended December 31, 2000. We expect the reduction in business and leisure travel, and the resulting reduction in our occupancy percentage, to continue throughout the first half of 2002.

  •
  Declines in the percentage of full rate customers and reductions in rates in response to decreased demand. The effect of reduced demand on ADR was partially offset by travelers who re-examined their lodging needs and decided to stay at limited service hotels rather than at full-service hotels. Additionally, some travelers chose to travel by car rather than by airplane which benefited our "drive-to" markets. Our ADR decreased $1.64 or 2.6%, to $60.98 for the year ended December 31, 2001 compared to $62.62 for the year ended December 31, 2000.

  •
  Sales of hotel properties during 2001 caused decreases in room revenues for the year ended December 31, 2001 compared to the year ended December 31, 2000. Available room inventory decreased by 214,000 room-nights due to the sale of six hotels in 2001. The impact on room revenues during the year ended December 31, 2001 due to hotels sold in 2001 was $1,343,000.

        RevPAR, which is the product of ADR and occupancy percentage, decreased by $1.78, or 4.5%, to $37.95 for the year ended December 31, 2001 compared to $39.73 for the year ended December 31, 2000.

        Lodging operating expenses decreased by $13,565,000, or 3.7%, to $349,222,000 during the year ended December 31, 2001 compared to $362,787,000 during the year ended December 31, 2000. Lodging operating expenses include both direct and other operating costs as well as general and administrative costs related to the lodging segment. The decrease in lodging operating expenses is directly attributable to the decrease in occupancy at our hotels and our continued focus on reduction of certain costs and improved cost control measures. While certain costs and components of those costs are uncontrollable (e.g., energy rates) or fixed, we will continue our focus on cost control into 2002.

        Direct operating costs include costs directly associated with the operation of our hotels such as direct labor, utilities and hotel supplies. Direct operating costs decreased by $15,841,000, or 5.9% to $251,246,000 for the year ended December 31, 2001 compared to $267,087,000 for the year ended December 31, 2000. This decrease was primarily due to the impact of cost control measures which resulted in a reduction in salaries expense, supplies expense and other hotel expense. Labor costs decreased by $8,985,000, or 6.7%, for the year ended December 31, 2001. The reductions in direct operating expenses were partially offset by rising energy costs of $3,939,000 for the year ended December 31, 2001. System enhancements, increased collection efforts along with renegotiated credit card processing terms contributed to a decrease in bad debt expense and credit card processing costs of $4,158,000 for the year.

        Other operating costs for the lodging segment included costs such as property taxes, insurance, and certain franchise related fees charged to inn operations. Other operating costs increased by $3,353,000, or 5.6%, to $63,601,000 for the year ended December 31, 2001 compared to $60,248,000 for the year ended December 31, 2000 due to increases in insurance costs of approximately $1,345,000 and franchise related fees of approximately $2,020,000. We expect the events of September 11th to further increase our cost of insurance and to negatively impact our ability to obtain insurance coverage.

        Lodging general and administrative costs decreased $1,077,000, or 3.0%, to $34,375,000 for the year ended December 31, 2001 compared to $35,452,000 for the year ended December 31, 2000. Lodging general and administrative expenses include, among other costs, information services, legal, human resources, finance and accounting costs, sales, marketing, reservations and operations. This decrease was primarily related to savings in reservations overhead, reduction in the cost of human resources services and reductions of expenses resulting from realignment in operations departments. The comparison to prior year amounts was also impacted by costs related to certain employment agreements entered into during the year ended December 31, 2000. The savings in lodging general and administrative expenses were partially offset by increased information systems costs of $6,336,000 for the year ended December 2001. Our management will continue to allocate resources to information systems needs in 2002 and therefore we expect that information systems costs will continue to increase during 2002. Certain administrative, legal, accounting and tax expenses are allocated to the healthcare segment that benefit the healthcare operations or are related to public company expense in order to maintain a presentation that is consistent with historical segment information. A portion of these allocated expenses will continue to be incurred once the disposition of healthcare assets is complete. These allocations amounted to $2,792,000 for the year ended December 31, 2001.

Healthcare Contribution

        Healthcare contribution decreased by $132,807,000, 67.1%, to $65,074,000 during the year ended December 31, 2001 compared to $197,881,000 for the year ended December 31, 2000. The decrease in healthcare contribution was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages occurring between the third quarter of fiscal year 2000 and the year ended December 31, 2001.

        Healthcare contribution was comprised of revenues of $77,268,000 (including rent income of $49,713,000, interest income from real estate mortgages of $24,923,000 and interest from investment of cash reserves of $2,632,000) for the year ended December 31, 2001 compared to revenues of $211,293,000 (including rent income of $116,040,000, interest income from mortgage loans of $93,608,000 and interest from investment of cash reserves of $1,645,000) for the year ended December 31, 2000. Healthcare segment operating expenses decreased by $1,218,000, or 9.1%, to $12,194,000 for the year ended December 31, 2001 compared to $13,412,000 for the year ended December 31, 2000. The decreases in healthcare revenues and operating expenses are primarily a result of the impact of asset sales and mortgage repayments during 2001. We expect healthcare revenues to continue to decline as we sell additional healthcare related assets.

        Remaining net investment in the form of mortgages outstanding to operators of eight facilities was $82,853,000 for the year ended December 31, 2001 compared to a net remaining investment in the form of mortgages outstanding to operators of 36 facilities of $222,571,000 for the year ended December 31, 2000. Remaining net investment in the form of leases with operators of 64 facilities was $153,006,000 for the year ended December 31, 2001 compared to a net remaining investment in the form of leases with operators of 163 facilities of $681,714,000 for the year ended December 31, 2000.

Other Contribution

        TeleMatrix, a provider of telephones, software and equipment for the lodging and telecommunications industry, contributed $3,134,000 during the year ended December 31, 2001 compared to a contribution of $2,425,000 during the year ended December 31, 2000. This contribution was comprised of revenues of $18,609,000 and expenses of $15,475,000 during the year ended December 31, 2001 compared to revenues of $16,579,000 and expenses of $14,154,000 during the year ended December 31, 2000. The increase in other revenues of $2,030,000 and other contributions of $709,000 during the year ended December 31, 2001 is due primarily to increased sales of telecommunications equipment to certain large telephone companies partially offset by a decline in sales to the lodging industry during 2001. Operations of TeleMatrix have been included in the lodging revenue and expense categories of the combined and consolidated statements since consummation of the acquisition in October 1999 and are separately disclosed as "Other Contribution" in note 20 "Segment Reporting" of the combined and consolidated statements.

Interest Expense

        Interest expense decreased by $84,835,000, or 45.4%, to $102,116,000 during the year ended December 31, 2001 compared to $186,951,000 during the year ended December 31, 2000. The decrease in interest expense is primarily attributable to the $596,601,000 reduction in our total indebtedness as a result of the application of proceeds generated from various healthcare asset sales and mortgage repayments during the year ended December 31, 2001.

Real Estate Investments, Depreciation, Asset Sales and Provision for Impairment of Real Estate Assets, Mortgages and Notes Receivable

        As of December 31, 2001 and 2000, we had net investments in real estate as summarized in the table below:

	Year ended December 31,
	2001	2000
	(In thousands)
Investment in Real Estate Assets, Net
Lodging
Lodging assets net book value, beginning of period	$2,448,391	$2,522,153
Funding of capital improvements	86,003	36,092
Depreciation expense and write-offs	(97,537)	(103,113)
Impairment of assets held for sale	(54,018)	(1,296)
Impairment of assets held for use	(8,683)	(1,835)
Net book value of assets sold and other adjustments	(28,842)	(3,610)

Total investment in lodging assets, net	2,345,314	2,448,391

Healthcare
Mortgage assets net book value, beginning of period	222,571	1,059,920
Principal payments	(1,876)	(6,795)
Construction loan funding	—	161
Partial principal prepayments	(26,019)	(1,586)
Impairment on real estate mortgages and notes receivable	(22,597)	(83,633)
Net book value of mortgages repaid	(101,611)	(761,902)
Increase in real estate mortgages net of participation reduction	7	—
Other adjustments to mortgages	12,378	16,406

Mortgage assets net book value, end of period	82,853	222,571

Sale/lease-back assets net book value, beginning of period	681,714	1,090,586
Construction funding	—	4,039
Depreciation expense	(4,809)	(24,117)
Impairment on assets held for sale	(9,515)	(75,479)
Impairment on assets held for use	(20,534)	(24,586)
Net book value of real estate assets sold	(493,850)	(285,751)
Other adjustments to real estate investments	—	(2,978)

Sale/lease-back assets net book value, end of period	153,006	681,714

Total investment in healthcare real estate assets, net	235,859	904,285

Total Investment in Real Estate Assets, Net	$2,581,173	$3,352,676

Depreciation and Amortization

        Depreciation and amortization decreased by $29,455,000, or 20.0%, to $117,552,000 for the year ended December 31, 2001 compared to $147,007,000 for the year ended December 31, 2000. The decrease was primarily the result of the sale of healthcare and lodging properties and the classification of certain healthcare and lodging properties held for sale.

Asset Sales

        Asset sales, which included the sale of healthcare assets, equity securities, one restaurant, one office building and six hotels, realized a gain of $10,133,000, net of previous writedowns of

$210,765,000, for the year ended December 31, 2001 compared to losses on the asset sales of $130,536,000, net of previous writedowns of $109,298,000, for the year ended December 31, 2000.

Impairment of Real Estate Assets, Mortgages and Notes Receivable

        Held for sale assets are classified as such based on results of our management's review of current facts and circumstances and our management having the authority and intent of entering into commitments for sale transactions that are expected to close in the following twelve months. We recorded impairments on assets held for sale of $63,533,000 for the year ended December 31, 2001 compared to $76,775,000 for the year ended December 31, 2000.

        Impairments on real estate assets held for use of $29,217,000 were recorded for the year ended December 31, 2001 compared to $26,421,000 for the year ended December 31, 2000, where current facts, circumstances and analysis indicated that the assets were potentially impaired.

        Assets related to the mortgage portfolio were reduced by impairments of $22,597,000 for the year ended December 31, 2001 compared to $83,633,000 for the year ended December 31, 2000. Impairments related to the mortgage portfolio included $12,378,000 of impairments related to working capital and other notes receivables classified as fees, interest and other receivables during the year ended December 31, 2001 compared to $16,259,000 during the year ended December 31, 2000.

        For a discussion of the factors leading to our management's decision to record impairments on real estate assets, mortgages and notes receivable, please refer to the information in this Joint Annual Report under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies and Estimates."

Provision for Loss on Equity Securities

        In January 2001, LQ Properties sold its investment in Nursing Home Properties Plc ("NHP Plc"), a property investment group which specializes in the financing, through sale/leaseback transactions, of nursing homes located in the United Kingdom. The investment included approximately 26,606,000 shares of NHP Plc, representing an ownership interest in NHP Plc of 19.99%, of which LQ Properties had voting rights with respect to 9.99%. LQ Properties sold its investment in NHP Plc for net proceeds of $7,737,000 and recorded a charge to earnings of $22,000 for the difference in the net book value and the selling price of the stock. LQ Properties had previously recorded an other-than-temporary loss on its equity investment in NHP Plc of $49,445,000 based on guidance provided by Financial Accounting Standard Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and Staff Accounting Bulletin Topic 5M (SAB 5M).

        As of December 31, 2001, LQ Properties owned 1,081,000 shares of stock in Balanced Care Corporation ("BCC"), a healthcare operator. The stock had a market value of $152,000 and $271,000 as of December 31, 2001 and 2000, respectively. The initial cost investment was $1,105,000. In 2000, we recorded a charge to earnings of $834,000 because the decline in fair value on this investment was determined to be other-than-temporary. During 2001, a net adjustment to accumulated other comprehensive income of $119,000 was recorded to reflect an unrealized loss on this investment.

Write off of Paired Share Intangible

        As a result of 1998 and 1999 federal tax legislation severely limiting our ability to acquire new real property interests and grow our franchising program, we proposed a restructuring which would enable us to no longer be considered a "grandfathered" paired share REIT or "stapled" entities for federal income tax purposes. On December 20, 2001, our stockholders approved this proposed restructuring. As a result, in December 2001 we wrote off the $169,421,000 net book value of the intangible asset related to the "grandfathered" paired share structure.

Other Expenses

        We recorded approximately $42,496,000 in other expenses for the year ended December 31, 2001 compared to $35,737,000 in other expenses for the year ended December 31, 2000.

        Consistent with our plan to sell substantially all of our healthcare assets and focus on our lodging business, we sold investments in healthcare properties with net book values of $651,691,000 and $1,047,653,000 during the years ended December 31, 2001 and 2000, respectively. We expect to sell the majority of our remaining investments in healthcare properties during 2002.

        Accordingly, in June 2000, our Boards of Directors approved a plan to reduce the number of healthcare segment employees by 14 as of December 31, 2000, including four officers, primarily in the financial and legal groups, of our Needham, Massachusetts offices. The plan also contemplated closing the Needham, Massachusetts office by December 2002, depending on progress made toward the sale of substantially all of the healthcare assets. As a result, we recorded $19,365,000 for the year ended December 31, 2001 and $14,451,000 (including $2,779,000 of accelerated amortization of unearned compensation for the acceleration of vesting periods on 240,000 shares of restricted stock), for the year ended December 31, 2000, of other expense related to severance and retention incentive compensation earned by the healthcare segment employees based on achievement of healthcare asset sale goals and compliance with specified employment terms. Funding of the remaining exit costs, including accrued severance related costs, is expected to occur in 2002 as the sale of healthcare assets and closing of the Needham office ensue.

        During 2001, we took steps to reduce lodging operating costs in response to difficult economic conditions. These steps included eliminating approximately 60 positions from the lodging corporate structure. In October 2001, we entered into separation agreements with its former Senior Vice President and General Counsel and Senior Vice President-Human Resources. As a result, we recorded $3,085,000 of expenses related to severance and retention compensation for the year ended December 31, 2001. As part of the cost reduction review, we incurred approximately $697,000 of professional and other expenses in connection with identification of recurring costs savings initiatives and improvement of policies and procedures. We recorded $2,836,000 in expenses related to certain lodging segment employment and severance agreements for the year ended December 31, 2000.

        We incurred professional fees of approximately $253,000 for the year ended December 31, 2001 compared to $301,000 for the year ended December 31, 2000 related to the implementation of the Five Point Plan.

        We recorded a charge of $202,000 for the year ended December 31, 2001 compared to $3,142,000 for the year ended December 31, 2000, related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt and the reduction of our 1998 Credit Facility (as defined in the section entitled "The La Quinta Companies, LQ Properties and LQ Corporation—Combined Liquidity and Capital Resources").

        We recorded $6,186,000 of professional fees and other expenses related to the restructuring approved by our stockholders during the year ended December 31, 2001.

        We recorded provisions and other expenses related to working capital and other receivables that management considered uncollectible of approximately $14,713,000 for the year ended December 31, 2001 compared to $5,146,000 for the year ended December 31, 2000. We also recorded partially offsetting amounts of bad debt recoveries related to receivables written off in prior years of approximately $3,178,000 for the year ended December 31, 2001 compared to $2,060,000 for the year ended December 31, 2000.

        Effective December 31, 2000, we terminated our non-qualified Trustee Retirement Plan (the "Retirement Plan"). Pending receipt of a final determination letter from the Internal Revenue Service, we expect to distribute the Retirement Plan assets to the participants in 2002. In 2001, we recorded $1,173,000 of expense related to the Retirement Plan. The final amount of this distribution and obligation may vary from amounts estimated due to the impact of changes in interest rates over the time period through the date we receive the final determination letter from the Internal Revenue Service. We may incur additional expenses upon distribution of up to $2,000,000 based on actuarial estimates to date.

        In January 2000, we executed a separation and consulting agreement with the former Chief Executive Officer, President and Treasurer of LQ Properties pursuant to which LQ Properties made a cash payment of approximately $9,460,000 (including consulting fees), converted 155,000 restricted paired shares into unrestricted paired shares (which resulted in approximately $2,461,000 of accelerated amortization of unearned compensation) and continued certain medical, dental and other benefits.

Extraordinary Item

        We retired $47,604,000 of debt at a discount prior to its maturity date during the year ended December 31, 2001. As a result of these early repayments of debt, a net gain of $935,000 was realized and is reflected as an extraordinary item for the year ended December 31, 2001. We retired $58,496,000 of debt prior to its maturity (excluding bank related debt) and as part of certain asset sale transactions, repaid secured debt totaling $14,936,000 during the year ended December 31, 2000. As a result of these early repayments of debt, a net gain of $1,403,000 was realized and is reflected as an extraordinary item for the year ended December 31, 2000.

Change in Accounting Principle

        On January 1, 2001, we applied the provisions of SFAS 133, which, depending on the nature of the hedge, states that if a derivative is a hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. It further states that gains or losses on a derivative instrument not designated as a hedging instrument shall be recognized currently in earnings. As of March 31, 2001, our interest rate swap was not designated as a hedging instrument and, therefore, $1,236,000 was recorded as a charge to earnings during the three months ended March 31, 2001 comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle (through December 31, 2000) of $856,000. On June 27, 2001, the interest rate swap was settled and $670,000 (the difference between the settlement value, $566,000 and the fair value of the interest rate swap at March 31, 2001) was charged to earnings as a result. We have not entered into any interest rate swap agreements as of December 31, 2001.

The La Quinta Companies—Combined Results of Operations (Continued)

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

Combined Results of Segment Operations

        Our operations are managed as two major segments: lodging and healthcare. We consider contributions from each operating segment to include revenue from each business, less both direct and other operating expenses and general and administrative expenses. Certain income or expenses of a non-recurring or unusual nature are not included in the operating segment contribution.

        The combined contribution from operating segments decreased by $131,736,000, or 23.7%, for the year ended December 31, 2000 to $425,164,000 compared to $556,900,000 for the year ended December 31, 1999. The decline in the combined contribution was primarily the result of the sale of certain healthcare assets and weak operating performance in the lodging segment. The combined contribution is comprised of revenues of $815,517,000 and $906,687,000 offset by operating expenses of $390,353,000 and $349,787,000 for the years ended December 31, 2000 and December 31, 1999, respectively.

Summary Contribution by Operating Segments Table:

	Year ended December 31,
	2000	1999
	(In thousands)
Revenue:
Lodging	$587,645	$598,501
Healthcare	211,293	303,654
Other	16,579	4,532

Total revenue	815,517	906,687

Operating expenses:
Lodging	362,787	323,948
Healthcare	13,412	22,270
Other	14,154	3,569

Total operating expenses	390,353	349,787

Contributions:
Lodging	224,858	274,553
Healthcare	197,881	281,384
Other	2,425	963

Total contribution	$425,164	$556,900
Reconciliation to Combined Consolidated Financial Statements:
Interest expense	186,951	244,973
Depreciation and amortization
Lodging	122,041	99,628
Healthcare	24,343	36,097
Other	623	128
Amortization of goodwill	22,755	21,470
Loss (Gain) on sale of assets	130,536	(12,042)
Other income	—	(1,750)
Impairment on real estate assets, mortgages and notes receivable	186,829	63,170
Provision for loss on equity securities	50,279	—
Other expenses	35,737	45,814

	760,094	497,488
(Loss) income before income taxes, extraordinary item and cumulative effect of change in accounting principle	(334,930)	59,412
Income tax expense	629	—

(Loss) income from operations	$(335,559)	$59,412

Lodging Contribution

        Lodging contribution decreased by $49,695,000, or 18.1%, to $224,858,000 for the year ended December 31, 2000 compared to $274,553,000 for the year ended December 31, 1999. Lodging operations were negatively impacted during the year ended December 31, 2000 primarily by a number of company-specific issues as well as a decline in occupancy which resulted in a decrease in lodging revenues and an increase in incremental hotel operating and general and administrative expenses. Our management addressed many of these company-specific issues in 2001 including changing operating and pricing policies, reviewing information systems capabilities and expanding business strategies to encompass a franchise program.

        Lodging contribution was comprised of revenues of $587,645,000 offset by operating expenses of $362,787,000 for the year ended December 31, 2000 compared to revenues of $598,501,000 offset by operating expenses of $323,948,000 for the year ended December 31, 1999.

        The following table summarizes statistical lodging data for the years ended December 31, 2000 and 1999:

	2000	1999
Number of Company-Owned Hotels in Operation	299	301
Number of Hotels Under Construction or Refurbishment	3	1
Occupancy Percentage	63.4%	66.6%
ADR(1)	$62.62	$61.02
RevPAR(2)	$39.73	$40.64
Available Room-nights(3)	14,256	14,059
Comparable Hotels(4)	288	288
Occupancy Percentage	63.3%	66.8%
ADR(1)	$61.76	$60.77
RevPAR(2)	$39.12	$40.58
Available Room-nights(3)	13,587	13,545

(1)
Represents average daily rate.
(2)
Represents revenue per available room.
(3)
Available room-night count in thousands.
(4)
Represents hotels open for more than one year.

        Lodging revenues include revenues from room rentals and other revenue sources from company-owned hotels, such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. Lodging revenues decreased by $10,856,000, or 1.8%, to $587,645,000 for the year ended December 31, 2000 compared to $598,501,000 for the year ended December 31, 1999. The decrease in lodging revenues was primarily due to a decrease in room revenues. Room revenue is dictated by demand, measured as occupancy percentage, pricing, measured as average daily rate or "ADR," and the level of available room inventory. Room revenues decreased during the year ended December 31, 2000 compared to the year ended December 31, 1999 due to several factors, including:

  •
  supply of available rooms increased greater than demand in La Quinta's region and in the mid-scale segment of the lodging industry;

  •
  management decisions made in 1999 related to pricing, the centralization of senior field operations personnel, and the relocation of the lodging segment headquarters to Irving, Texas from San Antonio;

  •
  disruptive impact of the new property management system; and

  •
  vacancies in several senior management positions during the first half of 2000.

        As a result of the above factors, our occupancy percentage decreased 3.2 percentage points to 63.4% for the year ended December 31, 2000 compared to 66.6% for the year ended December 31, 1999. ADR increased $1.60, or 2.6%, to $62.62 for the year ended December 31, 2000 compared to $61.02 for the year ended December 31, 1999. RevPAR, which is the product of ADR and occupancy, decreased $0.91, or 2.2%, to $39.73 for the year ended December 31, 2000 compared to $40.64 for the year ended December 31, 1999.

        Lodging operating expenses include both direct and other operating costs as well as general and administrative costs related to the lodging segment. Lodging operating expenses increased by $38,839,000, or 12.0%, to $362,787,000 during the year ended December 31, 2000 compared to $323,948,000 during the year ended December 31, 1999.

        Direct operating costs include costs directly associated with the operation of the hotels such as direct labor, utilities and hotel supplies. Direct operating costs increased $24,992,000, or 10.3%, to $267,087,000 for the year ended December 31, 2000 compared to $242,095,000 for the year ended December 31, 1999. This increase was primarily due to a $11,567,000, or 9.6%, increase in labor costs, a $2,493,000 increase in supplies, a $2,918,000 increase in bad debt expenses as well as increases in repairs and maintenance, other advertising and other direct operating costs.

        Other operating costs for the lodging segment included costs such as property taxes, insurance and certain franchise related fees charged to hotel operations. Other operating costs increased $2,143,000 for the year ended December 31, 2000 primarily due to increases in property taxes of $1,009,000 and franchise related fees of $1,046,000.

        Lodging general and administrative expenses include, among other costs, information services, legal, human resources, finance and accounting costs, sales, marketing, reservations and operations. Lodging general and administrative costs increased by approximately $11,704,000 for the year ended December 31, 2000. The increase primarily related to increases in sales expense of $2,597,000 and expenses of $7,411,000 associated with the implementation of the new property management system, certain employment related expenses, increases in franchise tax expense and certain other incremental expenses.

Healthcare Contribution

        Healthcare contribution decreased $83,503,000, or 29.7%, to $197,881,000 for the year ended December 31, 2000 compared to $281,384,000 for the year ended December 31, 1999. The decrease in healthcare contribution was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages made during the year ended 2000. Healthcare contribution was comprised of revenues of $211,293,000 for the year ended December 31, 2000 compared to $303,654,000 for the year ended December 31, 1999. Healthcare segment expenses decreased $8,858,000 for the year ended December 31, 2000 to $13,412,000 compared to $22,270,000 for the year ended December 31, 1999. The decreases in healthcare revenues and operating expenses were primarily a result of the impact on revenue of asset sales and mortgage repayments over the last year, as well as the impact of savings in rental and general and administrative expenses.

        Remaining net investment in the form of mortgages outstanding to operators of 36 facilities was $222,571,000 for the year ended December 31, 2000 compared to $1,059,920,000 in the form of mortgages outstanding to operators of 151 facilities for the year ended December 31, 1999. Remaining net investment in the form of leases with operators of 163 facilities was $681,714,000 for the year ended December 31, 2000, compared to $1,090,586,000 in the form of leases with operators of 205 facilities for the year ended December 31, 1999.

Other Contribution

        TeleMatrix, a provider of telephones, software and equipment for the lodging and telecommunications industry, contributed $2,425,000 for the year ended December 31, 2000 compared to a contribution of $963,000 for the year ended December 31, 1999. This contribution was comprised of revenues of $16,579,000 and expenses of $14,154,000 for the year ended December 31, 2000. TeleMatrix expenses for the year ended December 31, 2000 included operating expenses of $10,007,000 and general and administrative expenses of $4,147,000. Operations of TeleMatrix have been included in lodging revenue and expense categories of the combined and consolidated statements since consummation of the acquisition in October 1999 and are separately disclosed as "Other Contribution" in note 20 "Segment Reporting" of the combined and consolidated statements.

Interest Expense

        Interest expense decreased $58,022,000 to $186,951,000 for the year ended December 31, 2000 compared to $244,973,000 for the year ended December 31, 1999. The decrease in interest expense is primarily attributable to the reduction of our total indebtedness as a result of application of substantially all net proceeds generated from various healthcare asset sales and mortgage repayments in 2000 to reduction of debt.

Depreciation and Amortization

        Depreciation and amortization increased $11,154,000 to $147,007,000 for the year ended December 31, 2000 compared to $135,853,000 for the year ended December 31, 1999. The increase was primarily the result of incremental depreciation on the new lodging property management systems, hotel properties put into service during the year ended December 31, 1999, and accelerated depreciation and amortization related to the existing hotel reservation system. These increases were partially offset by a decrease in depreciation from the sale of certain healthcare assets.

Asset Sales

        We realized a loss of $130,536,000 related to the sale of certain healthcare assets and mortgage repayments which yielded net proceeds of $947,973,000 for the year ended December 31, 2000. The losses relate primarily to the early repayment of mortgages by one operator who offered in August to prepay substantially all of its mortgages at a discount. In addition, we had previously recorded a loss provision for mortgages of $46,149,000 and a loss provision for assets held for sale of $63,149,000, related to asset sales and mortgage repayments completed during the year ended December 31, 2000. We realized gains on the sale of assets of $12,042,000 for the year ended December 31, 1999.

Impairment of Real Estate Assets, Mortgages and Notes Receivable

        Held for sale assets are classified as such based on our management having the authority and intent of entering into commitments for sale in the following twelve months. Based on estimated net sale proceeds, we recorded an impairment on assets held for sale of $76,775,000 for the year ended December 31, 2000 compared to $48,344,000 for the year ended December 31, 1999.

        Impairments on real estate assets held for use of $26,421,000 were recorded during the year ended December 31, 2000 where current facts, circumstances and analysis indicate that the assets might be impaired.

        Assets related to the mortgage portfolio were reduced by an impairment of $83,633,000 for the year ended December 31, 2000 compared to $14,826,000 for the year ended December 31, 1999.

        For a discussion of the factors leading to our management's decision to record impairments on real estate assets, mortgages and notes receivable, please refer to the information in this Joint Annual Report under the heading "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—The La Quinta Companies, LQ Properties and LQ Corporation—Combined Liquidity and Capital Resources—Critical Accounting Policies and Estimates."

Provision for Loss on Equity Securities

        We had investments in certain equity securities as described below. The market value of those investments significantly decreased below our initial cost during the year ended December 31, 2000. In accordance with SFAS 115, companies are required to determine whether a decline in fair value of an investment accounted for as "an available for sale security" is other-than-temporary. Further guidance in SAB 5M suggests that the decline is other-than-temporary if, among other factors, the decline in market value persists for a period of over six months and the decline is in excess of 20% of cost.

        As of December 31, 2000, LQ Properties held an investment of approximately 26,606,000 shares of NHP Plc, representing an ownership interest in NHP Plc of 19.99%, of which LQ Properties had voting rights with respect to 9.99%. LQ Properties recorded a loss on its equity investment in NHP Plc through December 31, 2000 of $49,445,000 to reflect an other-than-temporary decline in the fair value of this investment.

        As of December 31, 2000, LQ Properties owned 1,081,000 shares of stock in BCC, a healthcare operator. The stock had a market value of $271,000 as of December 31, 2000. The difference between current market value and $1,105,000, the cost of the BCC investment, was recorded as a charge to earnings of $834,000 during 2000 because the decrease was determined to be other-than-temporary.

Other Expenses

        We recorded approximately $35,737,000 in other expenses for the year ended December 31, 2000 compared to $45,814,000 in other expenses for the year ended December 31, 1999.

        In June 2000, our Boards of Directors approved a plan to reduce the number of healthcare segment employees by 14 as of December 31, 2000. These reductions included four officers, primarily in the financial and legal groups, of our Needham, Massachusetts offices. For the year ended December 31, 2000, we recorded $14,451,000 (including $2,779,000 of accelerated amortization of unearned compensation for the acceleration of vesting periods on 240,000 shares of restricted stock) of other expense for severance and retention incentive compensation earned by the healthcare segment employees based on achievement of healthcare asset sale goals and compliance with specified employment terms in order to facilitate the sale of certain healthcare assets and anticipated closing of the Needham office by December 2002.

        We incurred approximately $301,000 of professional fees related to the implementation of the Five Point Plan for the year ended December 31, 2000.

        We recorded a charge of $3,142,000 related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt and the reduction of our 1998 Credit Facility for the year ended December 31, 2000.

        We recorded $2,836,000 in expenses related to certain lodging segment employment and service agreements for the year ended December 31, 2000.

        In January 2000, we executed a separation and consulting agreement with the former Chief Executive Officer, President and Treasurer of LQ Properties pursuant to which LQ Properties made a cash payment of approximately $9,460,000 (including consulting fees), converted 155,000 restricted paired common shares into unrestricted paired common shares (which resulted in approximately $2,461,000 of accelerated amortization of unearned compensation) and continued certain medical, dental and other benefits.

        We recorded provisions and other expenses on working capital and other receivables our management considered uncollectible of approximately $5,146,000 for the year ended December 31, 2000 compared to $4,606,000 for the year ended December 31, 1999. We also recorded partially offsetting amounts of approximately $2,060,000 of bad debt recoveries for the year ended December 31, 2000 related to receivables written off in prior years.

        On May 10, 1999, we entered into a separation agreement with the former Director and Chairman of the companies and Chief Executive Officer and Treasurer of LQ Corporation. Under the terms of the separation agreement, we made severance payments totaling $25,000,000 in cash and continued

certain life insurance benefits. We established a Special Committee of our Boards of Directors of LQ Properties and LQ Corporation to evaluate this executive's employment contract and determine whether such severance or other payments were appropriate. Based on the results of the evaluation and recommendation of the Special Committee, our Boards of Directors concluded that the separation agreement was in the long-term best interest of our stockholders and approved the separation agreement.

        We incurred approximately $12,210,000 of non-recurring costs associated with the development and implementation of the 1998 Plan for the year ended December 31, 1999. These costs primarily relate to the early repayment and modification of certain debt, other advisory fees related to the 1998 Plan and the above mentioned separation agreement.

        We recorded a charge of approximately $3,998,000 for the year ended December 31, 1999 to write-off certain internal and external software development costs related to a front desk system under development for the lodging division based on our management's decision to abandon this project.

Discontinued Operations

        As part of the 1998 Plan, we sold the Santa Anita Racetrack during the fourth quarter of 1998 and sold the Cobblestone Golf Group during the first quarter of 1999. We have reflected the financial results for 1999 and 1998 of Santa Anita and Cobblestone as discontinued operations. During 1999, we adjusted the provision for loss on disposal of the Cobblestone Golf Group by recording a gain of approximately $27,452,000, which included the final working capital purchase price adjustment, cost of sale adjustments and a revision of the estimated income tax provision for the disposal. In addition, we recorded $2,961,000 in 1999 as final working capital purchase price adjustments and differences to estimated costs of sale of the Santa Anita Racetrack.

Extraordinary Item

        We retired $58,496,000 of debt prior to its maturity (excluding bank related debt) and as part of certain asset sale transactions, repaid secured debt totaling $14,936,000 during the year ended December 31, 2000. As a result of these early repayments of debt, a net gain of $1,403,000 was realized and is reflected as an extraordinary item.

LQ Properties—Results of Operations

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

        Net Loss available to common paired stockholders decreased by $91,989,000, or $0.65 per diluted common share to $198,676,000 or $1.38 per diluted common share for the year ended December 31, 2001, compared to a net loss of $290,665,000 or $2.03 per diluted common paired share for the year ended December 31, 2000.

Revenues and Expenses

        Revenue decreased by $138,981,000, or 26.6%, to $383,071,000 for the year ended December 31, 2001 compared to $522,052,000 for the year ended December 31, 2000. Revenues for LQ Properties consist primarily of rent and royalties related to lodging assets and brand intangibles that LQ Corporation leases or licenses from LQ Properties as well as rent and interest received from third party operators of healthcare assets. To a lesser extent, LQ Properties' revenues also include lodging revenues generated by two majority-owned single property lodging partnerships whose results are consolidated with results of LQ Properties for financial statement purposes. The revenue decrease was primarily attributable to a decrease in rental revenue of $66,327,000 and interest revenue of $67,236,000.

These decreases primarily resulted from mortgage repayments and healthcare assets sales during 2001 and 2000.

        LQ Properties recorded rent from LQ Corporation of approximately $275,359,000 for the year ended December 31, 2001 compared to $278,379,000, for the year ended December 31, 2000. The decrease in rent from LQ Corporation was primarily due to the decrease in lodging revenues experienced by LQ Corporation during the year ended December 31, 2001.

        LQ Properties royalty revenues from LQ Corporation decreased by $70,000 to $20,596,000 for the year ended December 31, 2001 compared to $20,666,000 for the year ended December 31, 2000.

        Certain rent and royalty payments from LQ Corporation were deferred during the years ended December 31, 2001 and 2000.

        Of the revenues that LQ Properties recorded from LQ Corporation, rent and royalties receivable from LQ Corporation was $175,575,000 as of December 31, 2001 compared to $63,516,000 as of December 31, 2000. LQ Properties and LQ Corporation are currently in discussions to modify the lease agreement. It is expected that LQ Corporation's rent payments to LQ Properties will be reduced in 2002, which may result in a substantial decrease in revenues of LQ Properties in 2002.

        Total recurring expenses decreased by $113,153,000, or 28.7%, to $280,816,000 for the year ended December 31, 2001 compared to $393,969,000 for the year ended December 31, 2000. This decrease was primarily attributable to a decrease in interest expense of $84,517,000, due to reductions of debt outstanding by approximately $596,601,000, resulting from application of proceeds from various asset sales and mortgage repayments during 2001.

        Depreciation and amortization decreased by $25,184,000, or 19.0%, to $107,099,000 for the year ended December 31, 2001 compared to $132,283,000 for the year ended December 31, 2000. The decrease in depreciation and amortization is primarily related to the sale of certain healthcare assets and classification of certain assets as held for sale.

Asset Sales

        Asset Sales related to the sale of healthcare assets, equity securities, one restaurant, one office building and six hotels realized a gain for LQ Properties of $10,133,000, net of previous writedowns of $210,765,000 for the year ended December 31, 2001, compared to a loss of $131,513,000, net of previous writedowns of $109,298,000, for the year ended December 31, 2000.

Impairment of Real Estate Assets, Mortgages and Notes Receivable

        Held for sale assets are classified as such based on results of our management's review of current facts and circumstances and our management having the authority and intent of entering into commitments for sale transactions that are expected to close in the following twelve months. LQ Properties recorded impairments on assets held for sale of $63,533,000 for the year ended December 31, 2001 compared to $76,775,000 for the year ended December 31, 2000.

        Impairments on real estate assets held for use of $29,217,000 were recorded for the year ended December 31, 2001 compared to $26,421,000 for the year ended December 31, 2000, where current facts, circumstances and analysis indicate that the assets were potentially impaired.

        Assets related to the mortgage portfolio were reduced by impairments of $22,597,000 for the year ended December 31, 2001 compared to $83,633,000 for the year ended December 31, 2000. Impairments related to the mortgage portfolio included $12,378,000 of impairments related to working capital and other notes receivables classified as fees, interest and other receivables during the year ended December 31, 2001 compared to $16,259,000 during the year ended December 31, 2000.

        For a discussion of the factors leading to our management's decision to record impairments on real estate assets, mortgages and notes receivable, please refer to the information in this Joint Annual Report under the heading "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—The La Quinta Companies, LQ Properties and LQ Corporation—Combined Liquidity and Capital Resources—Critical Accounting Policies and Estimates."

Provision for Loss on Equity Securities

        In January 2001, LQ Properties sold its investment in NHP Plc, a property investment group which specializes in the financing, through sale/leaseback transactions, of nursing homes located in the United Kingdom. The investment included approximately 26,606,000 shares of NHP Plc, representing an ownership interest in NHP Plc of 19.99%, of which LQ Properties had voting rights with respect to 9.99%. LQ Properties sold its investment in NHP Plc for net proceeds of $7,737,000 and recorded a charge to earnings of $22,000 for the difference in the net book value and the selling price of the stock. LQ Properties had recorded a loss on its equity investment through December 31, 2000 of $49,445,000.

        As of December 31, 2001, LQ Properties owned 1,081,000 shares of stock in BCC, a healthcare operator. The stock had a market value of $152,000 and $271,000 as of December 31, 2001 and 2000, respectively. The initial cost investment was $1,105,000. During 2001, a net adjustment to accumulated other comprehensive income of $119,000 was recorded to reflect the unrealized loss on this investment. LQ Properties has recorded a loss on its equity investment through December 31, 2000 of $834,000.

Write off of Paired Share Intangible

        As a result of 1998 and 1999 federal tax legislation severely limiting our ability to acquire new real property interests and grow our franchising program, we proposed a restructuring during 2001 which would enable us to no longer be a "grandfathered" paired share REIT or "stapled" entities for federal income tax purposes. On December 20, 2001, our stockholders approved the proposed restructuring. As a result, in December 2001, LQ Properties wrote off the $141,479,000 net book value of the intangible asset related to the "grandfathered" paired share structure.

Other Expenses

        LQ Properties recorded approximately $37,541,000 in other expenses for the year ended December 31, 2001 compared to $32,901,000 in other expense for the year ended December 31, 2000, as described below.

        Consistent with our plan to sell substantially all of our healthcare assets and focus on our lodging business, we sold investments in healthcare properties with net book values of $651,691,000 and $1,047,653,000 during the years ended December 31, 2001 and 2000, respectively. We expect to sell the majority of the remaining investments in healthcare properties during 2002.

        Accordingly, in June 2000, our Boards of Directors approved a plan to reduce the number of healthcare segment employees by 14 as of December 31, 2000. This reduction included four officers, primarily in the financial and legal groups, of our Needham, Massachusetts offices. The plan also contemplated closing the Needham, Massachusetts office by December 2002 depending on progress made toward the sale of substantially all of our healthcare assets. As a result, LQ Properties recorded other expenses related to severance and retention incentive compensation earned by the healthcare segment employees of $19,365,000 for the year ended December 31, 2001 and $14,451,000 (including $2,779,000 of accelerated amortization of unearned compensation for the acceleration of vesting periods on 240,000 shares of restricted stock) for the year ended December 31, 2000. Funding of the remaining exit costs, including accrued severance related costs, is expected to occur in 2002 as the sale of healthcare assets and closing of the Needham office ensue.

        LQ Properties incurred approximately $253,000 of professional fees related to the implementation of the Five Point Plan for the year ended December 31, 2001 compared to $301,000 for the year ended December 31, 2000. In addition, LQ Properties recorded a charge related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt and the reduction of LQ Properties' revolving line of credit of $202,000 for the year ended December 31, 2001 compared to $3,142,000 for the year ended December 31, 2000.

        LQ Properties recorded $6,186,000 of professional fees and other expenses incurred related to the corporate restructuring approved by its stockholders during the year ended December 31, 2001.

        LQ Properties recorded provisions and other expenses on working capital and other receivables management considered uncollectible of approximately $14,713,000 for the year ended December 31, 2001 compared to $5,146,000 for the year ended December 31, 2000. LQ Properties also recorded partially offsetting amounts of bad debt recoveries related to receivables written off in prior years of approximately $3,178,000 for the year ended December 31, 2001 compared to $2,060,000 for the year ended December 31, 2000.

        In January 2000, LQ Properties executed a separation and consulting agreement with the former Chief Executive Officer, President and Treasurer of LQ Properties pursuant to which LQ Properties made a cash payment of approximately $9,460,000 (including consulting fees), converted 155,000 restricted paired shares into unrestricted paired shares (which resulted in approximately $2,461,000 of accelerated amortization of unearned compensation) and continued certain medical, dental and other benefits.

Extraordinary Item

        LQ Properties retired $47,603,000 of debt at a discount prior to its maturity date for the year ended December 31, 2001. As a result of these early repayments of debt, a net gain of $935,000 was realized and is reflected as an extraordinary item.

        LQ Properties retired $58,496,000 of debt prior to its maturity (excluding bank related debt) and as part of certain asset sale transactions, repaid secured debt totaling $14,936,000 for the year ended December 31, 2000. As a result of these early repayments of debt, a net gain of $1,403,000 was realized and is reflected as an extraordinary item.

Change in Accounting Principle

        On January 1, 2001, LQ Properties applied the provisions of SFAS 133, which, depending on the nature of the hedge, states that if the derivative is a hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. It further states that gains or losses on a derivative instrument not designated as a hedging instrument shall be recognized currently in earnings. As of March 31, 2001, the interest rate swap was not designated as a hedging instrument and, therefore, $1,236,000 was recorded as a charge to earnings during the three months ended March 31, 2001 comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle (through December 31, 2000) of $856,000. On June 27, 2001, the interest rate swap was settled and $670,000 (the difference between the settlement value, $566,000, and the fair value of the interest rate swap at March 31, 2001) was charged to earnings as a result. LQ Properties had not entered into any interest rate swap agreements as of December 31, 2001.

LQ Properties—Results of Operations (Continued)

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

        Net loss available to common paired stockholders was $290,665,000, or $2.03 per common share, for the year ended December 31, 2000 compared to a net income of $113,847,000, or $0.79 per common share, for the year ended December 31, 1999.

Revenues and Expenses

        Revenue decreased by $86,025,000, or 14.1%, to $522,052,000 for the year ended December 31, 2000 compared to $608,077,000 for the year ended December 31, 1999. Revenues for LQ Properties consist primarily of rent and royalties related to lodging assets and brand intangibles that LQ Corporation leases or licenses from LQ Properties as well as rent and interest received from third party operators of healthcare assets. To a lesser extent, LQ Properties' revenues also include lodging revenues generated by two majority-owned single property lodging partnerships whose results are consolidated with results of LQ Properties for financial statement purposes. The revenue decrease was primarily attributable to a decrease in rental revenue from healthcare assets of $49,391,000 and interest revenue on mortgage loans of $43,008,000. This decrease primarily resulted from asset sales and mortgage repayments over the last year net of the effect of additions to real estate investments made during the same period. The revenue decrease was partially offset by the addition of revenues from the acquisition of TeleMatrix in October 1999. Revenues related to TeleMatrix consisted primarily of licensing fees of $6,134,000 for the year ended December 31, 2000.

        Total recurring expenses decreased by $56,928,000, or 12.6%, to $393,969,000 for the year ended December 31, 2000 compared to $450,897,000 for the year ended December 31, 1999. This decrease was primarily attributable to a decrease in interest expense of $58,243,000 due to reductions in debt from amounts paid as a result of various asset sales and mortgage repayments during 2000.

Asset Sales

        Asset sales related to the sale of certain healthcare assets and the repayment of mortgage loans realized a loss to LQ Properties of $131,513,000 for the year ended December 31, 2000, compared to gains of $12,042,000 for the year ended December 31, 1999. Provisions of $109,298,000 had previously been taken related to the asset sales completed for the year ended December 31, 2000, compared to provisions taken of $6,577,000 related to asset sales for the year ended December 31, 1999.

Impairment of Real Estate Assets, Mortgages and Notes Receivable

        Held for sale assets are classified as such based on results of our management's review of current facts and circumstances and our management having the authority and intent of entering into commitments for sale transactions that are expected to close in the following twelve months. LQ Properties recorded an impairment on assets held for sale of $76,775,000 for the year ended December 31, 2000 compared to $48,344,000 for the year ended December 31, 1999 based on estimated net sale proceeds.

        Impairments on real estate assets held for use of $26,421,000 were recorded for the year ended December 31, 2000 where current facts, circumstances and analysis indicate that the assets were potentially impaired. LQ Properties did not record impairments on real estate assets held for use during the year ended December 31, 1999.

        Assets related to the mortgage portfolio were reduced by impairments of $83,633,000 for the year ended December 31, 2000 compared to $14,826,000 for the year ended December 31, 1999.

        For a discussion of the factors leading to our management's decision to record impairments on real estate assets, mortgages and notes receivable, please refer to the information in this Joint Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies and Estimates."

Provision for Loss on Equity Securities

        LQ Properties had investments in certain equity securities as described below. The market value of those investments significantly decreased below our initial cost during the year ended December 31, 2000. In accordance with SFAS 115, companies are required to determine whether a decline in fair value of an investment accounted for as "an available for sale security" is other-than-temporary. Further guidance in SAB 5M suggests that the decline is other-than-temporary if, among other factors, the decline in market value persists for a period of over six months and the decline is in excess of 20% of cost.

        At December 31, 2000, LQ Properties held an investment of approximately 26,606,000 shares of NHP Plc, representing an ownership interest in NHP Plc of 19.99%, of which LQ Properties had voting rights with respect to 9.99%. LQ Properties recorded a loss on its equity investment in NHP Plc through December 31, 2000 of $49,445,000 to reflect an other-than-temporary decline in the fair value of this investment.

        The market value of LQ Properties' investment in BCC decreased below LQ Properties' initial cost for the year ended December 31, 2000. LQ Properties adjusted the cost basis of its investment in BCC to fair value by recording a charge to earnings of $834,000 to reflect the difference in the cost of the investment of $1,105,000 and the market value of $271,000 as of December 31, 2000.

Other Expenses

        LQ Properties recorded approximately $32,901,000 in other expenses for the year ended December 31, 2000, compared to $16,138,000 in other expenses for the year ended December 31, 1999, as described below.

        In January 2000, LQ Properties executed a separation and consulting agreement with the Chief Executive Officer, President and Treasurer of LQ Properties, pursuant to which LQ Properties made a cash payment of approximately $9,460,000 (including consulting fees), converted 155,000 restricted paired shares into unrestricted paired shares (which resulted in approximately $2,461,000 of accelerated amortization of unearned compensation) and continued certain medical, dental and other benefits.

        In January 2000, LQ Properties announced that our corporate headquarters would be moved to Irving, Texas and that changes would be made to the management team. As a result, in June 2000, our Boards of Directors approved a plan to reduce the number of employees (including four officers) by 14 as of December 31, 2000. The reduction was primarily in the financial and legal groups of our Needham, Massachusetts's offices. LQ Properties recorded other expenses for severance related expenses incurred to terminate the employment of those employees of $14,451,000 for the year ended December 31, 2000. LQ Properties plans to further reduce the staff over the next two years with the intention of consolidating the remaining healthcare operations in Irving, Texas by December 31, 2002. As part of the plan to close the Needham office, additional severance and other payments are expected in the future.

        LQ Properties recorded provisions and other expenses on receivables related to real estate assets and other receivables management considers uncollectible of approximately $5,146,000 for the year ended December 31, 2000 compared to $4,606,000 for the year ended December 31, 1999. LQ

Properties recorded partially offsetting amounts of bad debt recoveries related to receivables written off in prior years of approximately $2,060,000 for the year ended December 31, 2000.

        LQ Properties recorded a charge related to the accelerated amortization of debt issuance cost and certain other expenses associated with early repayment of debt and the reduction of our 1998 Credit Facility of approximately $3,142,000 for the year ended December 31, 2000.

        LQ Properties incurred approximately $301,000 of professional fees related to implementation of the Five Point Plan for the year ended December 31, 2000.

        Other expenses included $4,907,000 related to the write-off of capitalized debt costs and $1,119,000 of breakage fees associated with repayment of debt and related terminations of swap contracts for the year ended December 31, 1999. Other expenses also included approximately $5,506,000 in professional and advisory fees incurred related to the 1998 Plan for the year ended December 31, 1999.

Extraordinary Item

        LQ Properties retired $58,496,000 of debt prior to its maturity (excluding bank related debt) and as part of certain asset sale transactions repaid secured debt totaling $14,936,000 for year ended December 31, 2000. As a result of these early repayments of debt, a net gain of $1,403,000 was realized and is reflected as an extraordinary item.

LQ Corporation—Results of Operations

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

        Net loss available to common paired stockholders increased by $40,193,000, or $0.28 per common share, to $101,684,000, or $0.71 per common share, for the year ended December 31, 2001 compared to $61,491,000, or $0.43 per common share, for the year ended December 31, 2000. The net loss per common share amount increased primarily due to the write-off of the paired share intangible during 2001. The net loss per common share amount also increased due to a decrease in total revenue for the year ended December 31, 2001, partially offset by a decrease in operating expenses when compared to the year ended December 31, 2000.

Revenues and Expenses

        Lodging revenues decreased by $28,449,000, or 4.8%, to $565,003,000 for the year ended December 31, 2001 compared to $593,452,000 for the year ended December 31, 2000. Lodging revenues include revenues from room rentals and other revenue sources from company-owned hotels, such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. In addition, lodging revenues include franchise fees charged to franchisees for operating under the La Quinta® brand name and using our hotel designs, operating systems and procedures. LQ Corporation also includes revenue related to TeleMatrix in lodging revenues. Approximately $529,954,000 or 93.8% of lodging revenues were derived from room rentals. Consequently, the decrease in lodging revenues was primarily due to a decrease in room revenues. Room revenue is dictated by demand, measured as occupancy percentage, pricing, measured as average daily rate or "ADR," and the level of available room inventory. Room revenues decreased during the year ended December 31, 2001 compared to the year ended December 31, 2000 due to several factors, including:

  •
  Decreases in demand resulting from a slowing national economy and from the impact of the terrorist attacks on the United States on September 11, 2001. Additionally, business and leisure travel slowed considerably during the last half of 2001 as companies reduced corporate travel and leisure travelers cancelled or delayed trips. This reduced demand was reflected in the decrease in our occupancy percentage by 1.2 percentage points to 62.2% for the year ended December 31, 2001 compared to 63.4% for the year ended December 31, 2000. We expect the reduction in business and leisure travel, and the resulting reduction in our occupancy percentage, to continue throughout the first half of 2002.

  •
  Declines in the percentage of full rate customers and reductions in rates in response to decreased demand. The effect of reduced demand on ADR was partially offset by travelers who re-examined their lodging needs and decided to stay at limited service hotels rather than a full-service hotels. Additionally, some travelers chose to travel by car rather than by airplane which benefited our "drive-to" markets. Our ADR decreased $1.64 or 2.6%, to $60.98 for the year ended December 31, 2001 compared to $62.62 for the year ended December 31, 2000.

  •
  Sales of hotel properties during 2001 caused decreases in room revenues for the year ended December 31, 2001 compared to the year ended December 31, 2000. Available room inventory decreased by 214,000 room-nights due to the sale of six hotels in 2001. The impact of room revenues during the year ended December 31, 2001 due to hotels sold in 2001 was $1,343,000.

        RevPAR, which is the product of ADR and RevPAR, decreased $1.78, or 4.5%, to $37.95 for the year ended December 31, 2001 compared to $39.73 for the year ended December 31, 2000.

        Direct lodging operating costs decreased by $13,800,000, or 5.0%, to $260,150,000 for the year ended December 31, 2001 compared to $273,950,000 for the year ended December 31, 2000. Direct operating costs include costs directly associated with the operation of the hotels such as direct labor, utilities and hotel supplies. Direct operating costs decreased primarily due to the impact of cost control measures resulting in a reduction in salaries expense, supplies expense and other inn expense. Labor costs decreased by $8,637,000, or 6.5%, for the year ended December 31, 2001 compared to the year ended December 31, 2000. The reductions in direct operating expenses were partially offset by rising energy costs of $4,001,000 for the year ended December 31, 2001. Bad debt expense and credit card processing costs decreased to $4,084,000 for the year ended December 31, 2001, primarily because of system enhancements, increased collection efforts and renegotiated credit card processing terms.

        Other lodging operating costs increased by $3,252,000 to $33,373,000 for the year ended December 31, 2001 compared to $30,121,000 for the year ended December 31, 2000. Other operating costs for the lodging segment include costs such as property taxes, insurance, and certain franchise related fees charged to inn operations. Other operating costs increased primarily because of increases in insurance costs of approximately $948,000 and franchise related fees of approximately $2,040,000. The events of September 11th are expected to further negatively impact the company's ability to obtain, and the cost of, insurance coverage.

        The rent paid by LQ Corporation to LQ Properties decreased by approximately $3,020,000 for the year ended December 31, 2001 partly due to contingent rent reductions impacted by LQ Corporation's reduced revenues for the year ended December 31, 2001. LQ Corporation and LQ Properties are currently in discussions to modify the lease agreement. It is expected that LQ Corporation's rent payments to LQ Properties will be reduced in 2002 which may substantially decrease LQ Corporation's operating expenses.

        General and administrative costs decreased by approximately $848,000 to $32,589,000 for the year ended December 31, 2001 compared to $33,437,000 for the year ended December 31, 2000. Lodging general and administrative expenses include, among other costs, information services, legal, finance and accounting costs, sales, marketing, reservations, human resources and operations. The decrease was primarily related to savings in reservations overhead, reduction of human resources costs, reduction of expense resulting from realignment in operations departments, and the elimination of costs related to certain employment agreements entered into during 2000. The savings in lodging general and administrative expenses were partially offset by increased information systems costs of $6,336,000 in

2001. Management plans to continue allocation of resources to information systems needs in 2002 and therefore expects that information systems costs will continue to increase in 2002. Certain administrative, legal, accounting and tax expenses are allocated to the healthcare segment that benefit the healthcare operations or are related to public company expense in order to maintain a presentation that is consistent with historical segment information. A portion of these allocated expenses will continue to be incurred once the disposition of the healthcare assets is complete. These allocations amounted to $2,792,000 for the year ended December 31, 2001.

Write off of paired share intangible

        As a result of 1998 and 1999 federal tax legislation severely limiting our ability to acquire new real property interests and grow our franchising program, we proposed a restructuring during 2001 which would enable us to no longer be considered a "grandfathered" paired share REIT or "stapled" entities for federal income tax purposes. On December 20, 2001, our stockholders approved the proposed restructuring. As a result, in December 2001, LQ Corporation wrote off the $27,942,000 net book value of the intangible asset related to the "grandfathered" paired share structure.

Other Expenses

        LQ Corporation recorded approximately $4,955,000 in other expenses for the year ended December 31, 2001 compared to $2,836,000 for the year ended December 31, 2000, as described below.

        In October 2001, LQ Corporation entered into separation agreements with the former Senior Vice President and General Counsel and the Senior Vice President-Human Resources. In December 2001, LQ Corporation took steps to reduce lodging operating costs in response to difficult economic conditions. These steps included eliminating approximately 60 positions from the lodging corporate structure. As a result, LQ Corporation recorded $3,085,000 of expenses related to severance and retention compensation for the year ended December 31, 2001. As part of this cost reduction review, we incurred approximately $697,000 of professional and other expenses in connection with identification of recurring costs savings initiatives and improvement of policies and procedures. LQ Corporation recorded $2,836,000 in expenses related to certain lodging segment severance agreements for the year ended December 31, 2000.

        In December 2000, LQ Corporation terminated the Retirement Plan. Pending receipt of a final determination letter from the Internal Revenue Service, we expect to distribute the Retirement Plan assets to the participants in 2002. LQ Corporation recorded $1,173,000 of expense related to the Retirement Plan for the year ended December 31, 2001. The final amount of this distribution and obligation may vary from amounts estimated due to the impact of changes in interest rates over the time period through the date that LQ Corporation receives the final determination letter from the Internal Revenue Service. We may incur additional expenses upon distribution of up to $2,000,000 based on actuarial estimates to date.

LQ Corporation—Results of Operations (Continued)

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

        Net loss available to common paired stockholders increased by $21,186,000, or $0.15 per common share, to $61,491,000, or $0.43 per common share, for the year ended December 31, 2000, compared to $40,305,000, or $0.28 per common share, for the year ended December 31, 1999. The loss per common share amount increased primarily as a result of the increase in operating expenses incurred for the year ended December 31, 2000 compared to the year ended December 31, 1999.

Revenues and Expenses

        Lodging revenues increased $2,340,000 to $593,452,000 for the year ended December 31, 2000 compared to $591,112,000 for the year ended December 31, 1999. Approximately $558,427,000 or 94.1% of lodging revenues were derived from room rentals. The lodging revenue increase due to the addition of revenues from the acquisition of TeleMatrix in October 1999 was partially offset by a $9,707,000 decrease in hotel revenues. Revenue related to TeleMatrix was $16,579,000 for the year ended December 31, 2000 compared to $4,532,000 in the three-month post-acquisition period ended December 31, 1999. The decrease in hotel revenues was primarily due to a decrease in room revenues. Room revenue is dictated by demand, measured as occupancy percentage, pricing, measured as average daily rate or "ADR," and the level of available room inventory. Room revenues decreased during the year ended December 31, 2000 compared to the year ended December 31, 1999 due to several factors, including:

  •
  Supply of available rooms increased greater than demand in La Quinta's region and in the mid-scale segment of the lodging industry;

  •
  Management decisions made in 1999 related to pricing, the centralization of senior field operations personnel and the relocation of the lodging segment headquarters to Irving, Texas from San Antonio;

  •
  Disruptive impact of the new property management system; and

  •
  Vacancies in several senior management positions during the first half of 2000.

        As a result of the above factors, our occupancy percentage decreased 3.2 percentage points to 63.4% for the year ended December 31, 2000 compared to 66.6% for the year ended December 31, 1999. ADR increased $1.60, or 2.6%, to $62.62 for the year ended December 31, 2000 compared to $61.02 for the year ended December 31, 1999. RevPAR, which is the product of ADR and occupancy, decreased $0.91, or 2.2%, to $39.73 for the year ended December 31, 2000 compared to $40.64 for the year ended December 31, 1999.

        Total recurring expenses increased $59,471,000, or 10.0%, to $653,165,000 for the year ended December 31, 2000 compared to $593,694,000 for the year ended December 31, 1999. Hotel operating expenses and general and administrative expenses increased primarily because of increases in salary and wage rates and related benefits, expenses associated with implementation of the new property management system, increased sales expenses, increased hotel repair and maintenance expenses, expenses associated with the realignment of field operations personnel, an increase in bad debt expense, employment related expenses, the relocation of its headquarters from San Antonio, Texas to Irving, Texas and an increase in franchise taxes and certain other incremental expenses. The increase in hotel operating expenses also includes an increase of $7,443,000 in the operating costs incurred related to the operations of TeleMatrix to $10,007,000 for the year ended December 31, 2000 compared to $2,564,000 for the year ended December 31, 1999. The increase was primarily related to the acquisition of TeleMatrix in October 1999. Additional general and administrative expenses incurred were $3,142,000 for the year ended December 31, 2000 due to the acquisition of TeleMatrix in the fourth quarter of 1999. Hotel operating and general and administrative expenses include costs associated with operations such as salaries, wages, utilities, repair and maintenance, credit card discounts and room supplies as well as corporate expenses, such as the costs of general management, training and field supervision of hotel managers and other sales, marketing and administrative expenses.

        Depreciation and amortization increased $7,513,000, or 104.2%, to $14,724,000 for the year ended December 31, 2000 compared to $7,211,000 for the year ended December 31, 1999. The increase in depreciation and amortization expense was primarily due to the depreciation associated with the new property management system, the write-off of the costs of certain internally developed software and depreciation associated with TeleMatrix operations.

Other Expenses

        LQ Corporation recorded approximately $2,836,000 in other expenses for the year ended December 31, 2000 compared to $29,676,000 for the year ended December 31, 1999, as described below.

        LQ Corporation recorded $2,836,000 in expenses related to certain lodging segment employment and severance agreements for the year ended December 31, 2000.

        LQ Corporation recorded other expenses of approximately $29,676,000 related to a separation agreement with the former Director and Chairman of the companies and Chief Executive Officer and Treasurer of LQ Corporation, certain advisory fees related to this separation agreement and a charge related to the abandonment of an information system under development within our lodging division for the year ended December 31, 1999.

The La Quinta Companies, LQ Properties and
LQ Corporation—Combined Liquidity and Capital Resources

Overview

        We had approximately $340 million of liquidity, which was composed of $137 million of cash and $203 million of unused capacity under our $225 million revolving credit facility as of December 31, 2001 after giving effect to approximately $22 million of letters of credit issued under our credit facility as required under certain insurance arrangements. In addition, we had $297 million in net book value, after impairment adjustments, of healthcare and lodging assets held for sale and healthcare real estate mortgages and notes receivable as of December 31, 2001. We currently expect to sell a significant portion of these healthcare and lodging assets during 2002. Our cash and available credit, combined with the expected net proceeds from assets held for sale, should be available to reduce our debt and reinvest in our lodging business during 2002. We have $35 million of debt maturing in 2002 and $304 million in 2003.

        We earn revenue by (i) owning and operating 220 La Quinta Inns® and 72 La Quinta Inn & Suites® as well as licensing the use of our brand in return for license and other fees under our franchise program; (ii) leasing 64 healthcare facilities under long-term triple net leases in which the rental rate is generally fixed with annual escalators and (iii) providing mortgage financing for eight healthcare facilities in which the interest is generally fixed with annual escalators subject to certain conditions. Approximately $145,020,000 of our debt obligations are floating rate obligations in which interest payments vary with the movements in the London Interbank Offered Rate ("LIBOR"). The general fixed nature of our assets and the variable nature of a portion of our debt obligations creates interest rate risk. If interest rates were to rise significantly, our interest payments would increase, resulting in decreases in our net income.

        In addition to the $22 million of letters of credit mentioned above, we have also issued a letter of credit in the amount of $4.8 million in January 2002 to guarantee the payment of interest and principal on industrial revenue bonds, which are the obligation of an unrelated third party. The guarantee of the bonds was a condition of the sale of a healthcare asset by us to the third party in September 1995. The 1995 letter of credit originally backing the bonds was drawn on in June 2001 to repurchase the bonds due to the refinancing of our prior credit facility in June 2001. Therefore, as of December 31, 2001, we had recognized our funding of the draw on the letter of credit and recorded a receivable from the third party. In January 2002, the third party remarketed the bonds and repaid us. As a result, we were required to issue a $4.8 million letter of credit.

        Prior to our restructuring, LQ Corporation did not have independent access to financing and is therefore a co-borrower on LQ Properties' bank debt. As a result, a combined liquidity and capital resources discussion is presented because a stand-alone presentation for LQ Corporation would not be meaningful.

Cash Flows From Operating Activities

        Our principal source of cash used to fund future operating expenses will be generated from cash flows provided by operating activities and, historically in the case of LQ Corporation, the deferral of rent and royalties payable to LQ Properties. LQ Corporation has generated losses from operations from 1997 through 2001 of $218,690,000, primarily related to rent and royalties paid to LQ Properties. As of December 31, 2001, LQ Corporation had deferred rent and royalty payments of $175,575,000. As a result, LQ Corporation is currently renegotiating the lease agreements with LQ Properties in order to obtain more favorable terms and, consequently, generate operating income in future periods.

        We anticipate that cash flow provided by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements. Our future interest expense and distribution payments, if any, will also be funded with cash flow provided by operating activities. The sale of assets, the economic decline, and the events of September 11th have had a negative impact upon our operating cash flows. We expect the negative impact to continue through the first half of 2002.

Cash Flows From Investing and Financing Activities

        As of December 31, 2001, our gross real estate investments totaled approximately $3,051,403,000 consisting of 292 hotel facilities in service, three long-term care and other healthcare facilities, 66 assisted living facilities and 3 medical office buildings. During 2001, we spent $92,721,000 on capital improvements and renovations to existing hotels, construction and corporate expenditures. We currently expect to spend approximately $120,000,000 for capital expenditures during 2002. In addition, we may consider providing financial assistance under certain multiple unit franchise agreements for use in conversion of their hotels to La Quinta standards.

        We provide funding for new investments through a combination of long-term and short-term financing including both debt and equity. We also provide funding for new investments through internally generated cash flow and the sale of healthcare and select lodging related assets. As part of the Five Point Plan, we plan to sell additional healthcare related assets to meet our debt commitments and to provide additional liquidity. We may obtain long-term financing through the issuance of equity securities, long-term secured or unsecured notes, convertible debentures and the assumption of mortgage notes. We may obtain short-term financing through the use of our bank line of credit, which may be replaced with long-term financing as appropriate. From time to time, we may utilize interest rate swaps to attempt to hedge interest rate volatility.

        LQ Properties entered into a $2,250,000,000 credit facility in July 1998. This 1998 credit facility (the "1998 Credit Facility") provided for borrowings in four separate tranches which were paid off as follows:

  •
  Tranche A—$1,000,000,000 revolving loan; maturing July 17, 2001, fully repaid in April 2001 with proceeds from the sale of healthcare assets;

  •
  Tranche B—$500,000,000 term loan; maturing April 17, 1999; repaid in two $250,000,000 payments on January 8, 1999 and April 8, 1999;

  •
  Tranche C—$250,000,000 term loan; maturing January 17, 2000; repaid December 24, 1999; and

  •
  Tranche D—$500,000,000 term loan; maturing July 17, 2001; repaid $100,000,000 in 2000 and the remaining $400,000,000 repaid in 2001 with proceeds from the sale of certain healthcare assets and proceeds drawn on the 2001 Credit Facility (as defined below).

        On June 8, 2001, we entered into a new credit agreement with a bank group that replaced the 1998 Credit Facility with a new $350,000,000 credit facility (the "2001 Credit Facility"). The 2001 Credit Facility, which was subsequently increased as described below consisted of a:

  •
  $200,000,000 revolving line of credit; and

  •
  $150,000,000 term loan.

        Borrowings under the term loan bear interest at LIBOR plus 3.5% (approximately 5.4% at December 31, 2001). As of December 31, 2001, there was approximately $145,000,000 of borrowings under the term loan. The 2001 Credit Facility matures on May 31, 2003 and may be extended under certain conditions at our option. The 2001 Credit Facility is secured by a pledge of stock of our subsidiaries and by promissory notes and contains a subjective acceleration clause contingent upon a material adverse effect on us. We immediately used proceeds from the 2001 Credit Facility to pay off term debt maturing on July 17, 2001 of approximately $43,800,000 under the 1998 Credit Facility. Borrowings under the revolving line of credit currently bear interest at LIBOR plus 3.25% and is set based upon our leverage. As of December 31, 2001, there where no borrowings under the revolving line of credit.

        On July 31, 2001, the revolving line of credit under the 2001 Credit Facility was increased from $200,000,000 to $225,000,000, increasing the total size of the 2001 Credit Facility from $350,000,000 to $375,000,000.

        The 2001 Credit Facility contains several financial covenants including:

    •
    minimum lodging EBITDA (earnings before interest, taxes, depreciation and amortization);

    •
    net debt to total EBITDA ratio;

    •
    interest coverage ratio;

    •
    fixed charge ratio;

    •
    net debt to total capitalization ratio; and

    •
    consolidated tangible net worth minimum.

        As a result of the recent economic downturn and terrorist attacks which have had an adverse effect on the lodging business, there is a possibility that we will not meet one or more of these covenants beginning with the trailing four-quarter period ending March 31, 2002, particularly the minimum lodging EBITDA covenant, which increases from $190 million to $200 million. We have had preliminary discussions with our lead banks regarding the possibility of amending the 2001 Credit Facility. However, we can make no assurances that such an amendment will be obtained should it be needed. In addition to the financial covenants, the 2001 Credit Facility also includes limitations on capital expenditures, asset sales, secured debt, certain investments, common stock dividends, and debt and share repurchases.

        The following is a summary of our future debt maturities as of December 31, 2001:

Year	Notes Payable		Bank Notes	Bonds and Mortgages	Total
2002	$24		$10	$1	$35
2003	169	(1)	135	—	304
2004	250	(2)	—	1	251
2005	116		—	—	116
2006	20		—	—	20
2007 and thereafter	267		—	7	274

Total debt	$846		$145	$9	$1,000

(1)
Assumes $141 million of notes due in 2026 are put to the companies.

(2)
Assumes $150 million of notes due in 2011 are put to the companies.

        We had stockholders' equity of $2,024,563,000 and debt constituted 30.0% of our total capitalization as of December 31, 2001. LQ Properties had stockholders' equity of $2,168,017,000 and LQ Corporation had a stockholders' deficit of $105,622,000 as of December 31, 2001.

        In conjunction with our Boards of Directors' decision to seek stockholder approval of our restructuring, our Boards of Directors approved a $20 million share repurchase program to allow us to repurchase common and preferred stock in the open market or in privately negotiated transactions. As of December 31, 2001, we had not repurchased any of our equity securities under the program.

        We believe that our various sources of capital, including cash on hand, operating cash flows from both LQ Properties and LQ Corporation, and proceeds from the sale of certain healthcare and lodging assets are adequate to finance our operations as well as our existing commitments, including 2002 capital expenditures and repayment of debt maturing during 2002. Our 2002 and early 2003 capital expenditures will include approximately $65,000,000 which we expect to spend to complete our Gold Medal® Lite renovation project. We have significant debt maturing in 2003. As a result, we will likely need to raise capital, through one or more of the methods described above, in order to satisfy these debt maturities.

Future Healthcare Asset Sales

        Although we intend to continue to sell healthcare assets, our efforts, and the success of these efforts, will be impacted by many factors, some of which are outside of our control. The factors impacting the sale of the healthcare assets include the:

  •
  nature of the assets being sold (including the condition, financial or otherwise, of the operators of such assets);

  •
  overall condition of the healthcare real estate market at the time of any such sale;

  •
  nature of the consideration delivered by any purchaser of such assets; and

  •
  presence of other similar healthcare properties for sale on the market at the time of any such sale (including the effect that the presence of such other properties could have on the prices that can be obtained in such sales and the availability of financing for prospective purchasers of such assets).

        The section in this Joint Annual Report under the heading "Items 1 and 2—Description of Our Business and Our Properties—Certain Factors You Should Consider About Our Companies, Our Businesses And Our Securities" contains additional factors that could impact our efforts, and the success of those efforts, in selling healthcare assets.

        The above-described factors (including specifically those set forth in this Joint Annual Report under the heading "Items 1 and 2—Description of Our Business and Our Properties—Certain Factors You Should Consider About Our Companies, Our Businesses And Our Securities") will impact the amount of the consideration to be received in connection with the sale of any such assets, which will impact the amount of debt obligations that may be repaid in connection with such sales, the amount of capital available for redeployment in the lodging business, as well as the gain or loss that will be recognized by LQ Properties in connection with such sale. Further, to the extent LQ Properties enters into agreements to sell assets at sales prices less than the carrying value of such assets on LQ Properties' balance sheet (after giving effect to prior adjustments to such carrying value), LQ Properties will recognize losses related to such sales, some of which may be substantial as a result of the above-described transactions, at the time that such agreements are entered into, rather than at the time such sales are actually consummated. Accordingly, we cannot guarantee that our efforts to sell the remaining healthcare and select lodging assets and pay down additional debt or reinvest the proceeds in the lodging business will be successful.

Effects of Certain Events on Lodging Demand

        The terrorist attacks on September 11, 2001 have negatively impacted general economic, market and political conditions. The terrorist attacks, compounded with the slowing national economy, have resulted in substantially reduced demand for lodging for both business and leisure travelers across all lodging segments. Following the terrorist attacks, we experienced significant decreases in occupancy, compared to the comparable period last year. Although we continually and actively manage the operating costs of our hotels in order to respond to changes in the demand at our lodging properties, we must also continue to provide the level of service that our guests expect. We cannot currently project the precise impact on us of the terrorist attacks and their aftermath, the future responses to these attacks or any other related hostilities or timing of any improvements in the general economy. However, we currently do expect that diminished business and consumer confidence, and the attendant decrease in lodging demand from both the slow economy and terrorist attacks, will result in significant declines in RevPAR and EBITDA through at least the first half of 2002.

Information Regarding Operators of Healthcare Assets

        As of December 31, 2001, our healthcare portfolio comprised approximately 11.9% of the net book value of our total real estate investments before impairments. Alterra Healthcare Corporation and Balanced Care Corporation currently operate approximately 7.0% of the total real estate investments, or 59.1% of the healthcare portfolio before impairments. A schedule of significant healthcare operators follows:

Portfolio by Operator

	Gross Investment	Net Book Value(a)	# of Operating Properties	% of Portfolio	Mortgages	# of Properties	Leases	# of Leases
	(In thousands, except number of properties and percentages)
Lodging Portfolio:
Hotel(b)	$2,708,995	$2,345,314	292
Healthcare Portfolio:
Alterra	151,106	136,371	49	42%	$—	—	$136,371	49
Balanced Care Corporation	56,383	55,279	12	17%	—	—	55,279	12
Other Non-Public Operators	45,520	45,520	3	14%	45,520	3	—	—
Other Public Operators	27,895	25,554	3	8%	—	—	25,554	3
CareMatrix Corporation	35,292	35,292	3	11%	35,292	3	—	—
Life Care Centers of America, Inc.	26,212	26,212	2	8%	26,212	2	—	—

	342,408	324,228	72	100%	107,024	8	217,204	64
Impairment	—	(88,369)	—		(24,171)		(64,198)

	342,408	235,859	72		$82,853		$153,006

Total Real Estate Portfolio	$3,051,403	$2,581,173	364

(a)
Net book value shown above includes non-operating properties and undeveloped land.

(b)
The lodging portfolio net book value is net of the impairment balance of $54,855,000.

        Entities in the assisted living sector of the healthcare industry operate approximately 8.8% of the net book value of our total real estate investments, or approximately 74.1% of the healthcare portfolio before impairment.

        LQ Properties monitors credit risk for its healthcare portfolio by evaluating a combination of publicly available financial information, information provided by the operators themselves and information otherwise available to LQ Properties. The financial condition and ability of these healthcare operators to meet their rental and other obligations will, among other things, have an impact on LQ Properties' revenues, net income (loss), its ability to make distributions to its stockholders and its ability to meet debt obligations.

        Operators of assisted living facilities are experiencing longer fill-up periods and are being impacted by concerns regarding the potential of over-building, increased regulation and the use of certain accounting practices. Accordingly, many of these operators have announced decreased earnings or anticipated earnings shortfalls and have experienced a significant decline in their stock prices. These factors have had a detrimental impact on the liquidity of some assisted living operators, which has slowed their growth plans and may have a negative effect on their operating cash flows and ability to pay contractual rent or interest obligations to LQ Properties.

Operators in Bankruptcy

        As of December 31, 2001, we had exposure to CareMatrix Corporation ("CareMatrix"), an operator, who filed for bankruptcy protection under Chapter 11 on November 11, 2000. As of December 31, 2001, the net assets related to mortgage financing of the three healthcare facilities operated by CareMatrix had a net book value before impairment of $35,292,000. Interest income of $3,431,000 was recorded on a cash basis during the year ended December 31, 2001.

        We continue to monitor CareMatrix and have not come to a definitive agreement with them. Our management has initiated various actions to protect our interests under our mortgages, including the draw down and renegotiation of certain escrow accounts and agreements. While the earnings capacity of certain facilities has been reduced and the reductions may extend to future periods, we believe that we have recorded appropriate impairment provisions based on our assessment of current circumstances. However, upon changes in circumstances, including but not limited to possible foreclosure, there can be no assurance that our investments in these healthcare facilities would not be written down below current carrying value based upon estimates of fair value at such time.

Critical Accounting Policies and Estimates

        Our combined consolidated financial statements and separate financial statements of LQ Properties and LQ Corporation have been prepared in conformity with GAAP which require our management to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. Our management evaluates estimates used in preparation of its financial statements on a continual basis, including estimates related to the following:

Carrying Amount and Classification of Lodging Real Estate Assets, Potential Impairment and Recognition of Sales

        We evaluate the carrying value and classification of all owned lodging assets on an ongoing basis. The evaluation process includes a review of current facts and circumstances such as guest satisfaction scores, profitability, changing market conditions, and condition of the property. As a result of this evaluation process, we identify properties we intend to sell and properties we intend to hold for use.

        With respect to properties we intend to sell, our management begins to initiate marketing efforts upon obtaining authority to sell the property. The properties that we expect to sell within twelve months are reclassified as assets held for sale and depreciation of the asset ceases upon this reclassification. We record impairment charges on these properties when the estimated fair value less costs to sell is less than the carrying amount of the property. These assets are then monitored through the date of sale for potential adjustment based on the offers that we are willing to take under serious consideration and our continued review of facts and circumstances.

        For the assets that may take longer than one year to sell or for those assets we intend to hold and use, we estimate when the assets may be sold or otherwise disposed of. We apply a probability-weighted cash flow estimation approach to recovery of the carrying amount of each lodging asset held for use to determine if the undiscounted net cash flows exceed the carrying amount of the property. If this test results in a loss, we then calculate an impairment loss on the lodging asset held for use by determining the excess of the property's carrying amount over our estimate of fair market value of the asset. The fair value of those assets becomes the new cost basis and is depreciated over the remaining useful life of the asset.

        As we sell the related assets, contracts are reviewed to determine if:

    •
    a sale has been consummated;

    •
    a complete transfer of risks and rewards has occurred; and

    •
    any contingencies or obligations on our part continue to exist.

        As of December 31, 2001, we had 273 lodging properties classified as held for use with a net book value of $2,292,690,000 and a related impairment balance of $8,683,000 and 19 lodging properties classified as held for sale with a net book value of $107,479,000 and a related impairment balance of $46,172,000.

Carrying Amount and Classification of Health Care Real Estate Assets, Potential Impairment and Recognition of Sales

        As of December 31, 2001, all of our sale/leaseback healthcare assets are classified as held for sale because we expect to sell these assets within the next twelve months. Therefore, these assets are carried at the lesser of "fair value less costs to sell" or net book value of the asset. We monitor the carrying amount of these assets on a continual basis through the date of sale for potential adjustment based on the offers that we are willing to take under serious consideration and our continued review of facts and circumstances.

        Our mortgage healthcare assets also are adjusted for impairment when current information and events indicate that we will be unable to collect all principal and interest due on the mortgage in accordance with the contractual terms. The amount of impairment recognized is based on an analysis of either the fair value less costs to sell of the underlying property collateralizing the loan or offers that we may seriously be considering.

        As we sell the related assets, contracts are reviewed to determine if:

    •
    a sale has been consummated;

    •
    a complete transfer of risks and rewards has occurred; and

    •
    any contingencies or obligations on our part continue to exist.

        As of December 31, 2001, we had healthcare related sale/leaseback assets with a net book value of $217,204,000 with a related impairment balance of $64,198,000 and mortgages receivable of $107,024,000 with a related impairment balance of $24,171,000.

Goodwill

        As of December 31, 2001, our balance sheet included goodwill assets totaling approximately $266,957,000 related to two of our reporting units; the lodging unit and the telecommunications unit. In preparation for implementation of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," We determined:

  •
  what our reporting units are; and

  •
  what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units.

        We completed an initial analysis of the fair value of these components of goodwill and anticipate an impairment loss of approximately $258,977,000 upon implementation of SFAS 142 on January 1, 2002, which will be reported as a cumulative change in accounting principle (as more fully described below under the heading "Newly Issued Accounting Pronouncements.") As a result, we also anticipate a decrease in annual amortization of goodwill and a corresponding annual increase to net income of $16,471,000 related to the adoption of SFAS 142.

        In addition, we previously included an intangible asset related to our previous "grandfathered" paired share structure in goodwill. In December 2001, we evaluated the future net cash flows of the tax benefits due to the reversal of the "grandfathered" paired share tax treatment in connection with our restructuring. Based on our analysis, we estimated that the intangible's fair value was zero and wrote off the remaining unamortized balance of $169,421,000.

Intangible Assets

        As of December 31, 2001, our balance sheet included two intangible assets totaling approximately $81,703,000 related to our lodging brands, La Quinta Inns® and La Quinta Inn & Suites®, and a 5-year non-compete agreement. We recently completed a reevaluation of the fair value of both intangibles in conjunction with our restructuring and in preparation for implementation of SFAS 142 (as more fully described below under the heading "Newly Issued Accounting Pronouncements") whereby we determined that there was no indication of impairment. We are in the process of reevaluating the useful life of our lodging brand intangibles and have determined that the useful life of the 5-year non-compete intangible is appropriate. We will implement the provisions of SFAS 142 on January 1, 2002 and do not anticipate a material impact on the results of our operations as it relates to these intangible assets.

Carrying Value of Trade and Other Receivables and Related Bad Debt Allowance and Expense

        As of December 31, 2001, we had approximately $14,211,000 in trade receivables with a related bad debt allowance of $2,535,000. We continually review the aging of our trade receivables and provide a bad debt reserve for all balances over 90 days old. We also consider other facts and circumstances (such as impending bankruptcy of our customers, credit history, etc.) in determining whether additional trade receivable amounts should be reserved as uncollectible.

        We record other receivables net of any applicable discount based on original terms and subsequently adjust for impairment, as appropriate, when, based on current information and events our management determines that it is probable that we will be unable to collect all principal and interest due on the receivable in accordance with contractual terms. Upon determination that a receivable is impaired, the amount of impairment loss is recognized as a valuation allowance based upon an analysis of the net realizable value of the underlying collateral.

Income Taxes

        LQ Properties has elected to be treated as a REIT for federal income tax purposes and believes that it has met all the requirements for qualification. Accordingly, no income tax provision is recognized for LQ Properties except for certain transactions resulting in recognition of capital gains and for taxable REIT subsidiaries. LQ Properties is liable for state franchise taxes based on net worth in several jurisdictions and has accounted for such taxes on an accrual basis.

        As of December 31, 2001, LQ Properties had NOLs of approximately $125 million, which it can utilize to reduce amounts otherwise required to be distributed as dividends to its stockholders in order to maintain its REIT status. If LQ Properties utilizes its NOLs for that purpose and if the Internal Revenue

Service subsequently reduces the amount of these NOLs, LQ Properties could be required to pay a deficiency dividend to maintain its REIT status. As of December 31, 2001, LQ Properties has not utilized NOLs to offset amounts otherwise distributable to its stockholders. Also, LQ Properties may be liable for federal alternative minimum tax, or AMT, for years in which it utilizes its regular tax loss carryovers. Any such amounts paid will be reflected as a current expense for the year paid. This expense will be offset by a net deferred tax asset to the extent LQ Properties believes the AMT will be utilized as a credit against LQ Properties' regular tax liability, if any, in subsequent years.

        LQ Corporation's income tax expense or benefit is based on current taxable earnings before income taxes. Deferred income taxes reflect the temporary differences between assets recognized for financial reporting and such amounts recognized for tax purposes, which require recognition of deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

        As of December 31, 2001, LQ Corporation had NOLs of approximately $215 million. Accordingly, although it will report federal income tax expense going forward, until the NOLs are fully utilized, cash taxes paid will be limited to state franchise taxes based on net worth, state income taxes for those jurisdictions that do not follow the federal rules for utilization of NOLs and AMT. Any AMT paid will be available as a credit in subsequent years to offset the excess of LQ Corporation's regular tax liability over its AMT liability calculated for those years.

        As of December 31, 2001, LQ Corporation had net deferred tax assets before applicable valuation allowances of approximately $96 million. For taxable years ending on or before December 31, 2001, LQ Corporation recorded valuation allowances for its net deferred tax assets, as it did not anticipate recognizing the benefit of those assets within the former paired share structure. Beginning with the first quarter of 2002, our restructuring should enable us to recognize the benefit of our deferred tax assets that will no longer be offset by valuation allowances.

General Liability, Auto Liability and Workers' Compensation Reserves

        We maintain a paid loss retrospective deductible insurance plan for commercial general liability ("GL"), automobile liability ("AL") and workers' compensation ("WC") loss exposures related to our lodging operations. The primary loss deductible retention limit is currently established at $500,000 per occurrence for GL and WC and $250,000 per occurrence for AL. The insurance carrier initially pays all losses falling within the insurance coverage and amounts within the deductible limit are then billed to us retrospectively on a monthly basis.

        We perform formal reviews of estimates of the ultimate liability for losses and associated expenses within the deductible retention on a bi-annual basis. The estimates are based upon a third party actuarial analysis and projection of actual historical development trends of loss frequency, severity and incurred but not reported ("IBNR") claims as well as traditional issues that affect loss cost such as medical and statutory benefit inflation. In addition, the actuarial analysis compares our trends against general insurance industry development trends to develop an estimate of ultimate costs within the deductible retention. Large claims or incidents that could potentially involve material amounts are also monitored closely on a case-by-case basis. As of December 31, 2001, our balance sheet included an estimated liability with respect to the deductible retention of approximately $22,000,000.

Employee Healthcare Reserves

        We maintain a self-insurance program for major medical and hospitalization coverage for our lodging employees and their dependents, which is partially funded by payroll deductions. Payments for major medical and hospitalization to individual participants below specified amounts (currently, $500,000 per individual per year and $1,000,000 per individual for a lifetime maximum) are self-insured by us. We base their estimate of ultimate liability on trends in claim payment history, historical trends in IBNR incidents and developments in other cost components (such as rising medical costs, projected premium costs, number of participants, etc.). Our liability with respect to employee healthcare reserves is monitored on a monthly basis and adjusted accordingly. As of December 31, 2001, our balance sheet included an estimated liability with respect to this self-insurance program of $2,827,000.

Litigation and Contingencies

        We monitor ongoing litigation and other loss contingencies on a case-by-case basis as they arise. Losses related to litigation and other contingencies are recognized when the loss is considered probable and the amount is estimable.

Returns Club® Customer Loyalty Program

        As of December 31, 2001, our balance sheet included a liability of approximately $2,500,000 related to unexpired outstanding "free night" certificates which have been issued to our customers earning a specified number of credits for previous stays at our hotels. The estimated liability is based on historical redemption experience, the number of outstanding certificates and the estimated incremental cost of providing a room.

        Our management continually evaluates estimates related to the areas included above. These estimates are generally based on historical experience and on various other assumptions, factors and circumstances, the results of which form the basis for judgments made about the carrying values of assets and liabilities. Actual results may differ from these estimates as changes in factors, conditions and circumstances develop.

Newly Issued Accounting Standards

        In August 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets, to be disposed of other than by sale, be considered held and used until disposed of by sale. SFAS 144 requires that long-lived assets to be disposed of by sale be accounted for under the requirements of Statements of Financial Accounting Standards No. 121 ("SFAS 121"). SFAS 121 requires that such assets be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation (amortization). SFAS 144 requires a probability-weighted cash flow estimation approach in situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range of possible future cash flow amounts are estimated. As a result, discontinued operations will no longer be measured on a net realizable basis, and future operating losses will no longer be recognized before they occur. Additionally, goodwill will be removed from the scope of SFAS 144. As a result, goodwill will no longer be required to be allocated to long-lived assets to be tested for impairment. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We are not currently affected by this statement's requirements.

        On August 15, 2001, FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS 143 as a change in accounting principle. We are not currently affected by SFAS 143.

        In June 2001, FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations." SFAS 141:

  •
  requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001;

  •
  provides specific criteria for the initial recognition and measurement of intangible assets apart from goodwill; and

  •
  requires that unamortized negative goodwill be written off as an extraordinary gain.

        SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142:

  •
  prohibits the amortization of goodwill and indefinite-lived intangible assets;

  •
  requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment);

  •
  requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill; and

  •
  removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

        The provisions of these two standards also apply to equity-method investments made both before and after June 30, 2001. SFAS 141 requires that the unamortized deferred credit related to an excess over cost arising from an investment acquired prior to July 1, 2001 accounted for using the equity method (equity-method negative goodwill), must be written-off immediately and recognized as the cumulative effect of a change in accounting principle. Equity-method negative goodwill arising from equity investments made after June 30, 2001 must be written-off and recorded as an extraordinary gain.

        We will adopt SFAS 142 on January 1, 2002. Accordingly, we have identified two components of goodwill and assigned the carrying value of these components to two of our reporting units, lodging and TeleMatrix. As of January 1, 2002, we had goodwill of $248,358,000 related to lodging and $18,599,000 related to TeleMatrix. We have completed the two step process prescribed by SFAS 142 for:

  •
  testing for impairment; and

  •
  determining the amount of impairment loss related to goodwill associated with these two reporting units.

        Accordingly, in January 2002, we anticipate recording a charge to earnings that will be reported as a cumulative effect of the change in accounting principle of approximately $258,977,000 to reflect the adjustment to goodwill. As a result, we anticipate an annual decrease in amortization of goodwill and a corresponding annual increase to net income of $16,471,000. Going forward, we will test goodwill for impairment annually or more frequently if the occurrence of an event or circumstance indicate potential impairment.

        We also have identified intangible assets related to our brands, La Quinta Inns® and La Quinta Inn & Suites® with a carrying value of approximately $81,150,000. As part of our recent restructuring, more fully described in note 22 to the Combined Consolidated Financial Statements, we determined that there was no indication of impairment on these intangible assets. We are in the process of determining the useful lives of these intangible assets and anticipate that any changes in the useful lives will not have a material impact on the results of our operations. In addition, we have an intangible asset with a carrying value of $553,000 at January 1, 2002 resulting from a 5-year non-compete agreement executed as part of our 1999 acquisition of TeleMatrix. We have determined that there is no indication of impairment related to this asset and that the 5-year life assigned to the asset is appropriate. Going forward, we will test these intangibles for impairment annually or more frequently if the occurrence of an event or circumstance indicates potential impairment.

        In January 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") reached a consensus on a portion of the EITF Issue No. 00-22 "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." This consensus addresses the recognition of a cash rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of cost. In January 2001, we implemented a customer retention program which provides a cash rebate. In accordance with the consensus, we classified such cash rebates or refunds as a reduction of revenues. The EITF also addresses incentive or loyalty programs such as the "La Quinta Returns Club®." We have historically reported the cost that we would refund the hotel for the free night as offsetting components of marketing expense and lodging revenues and reflected a zero economic impact of the "free night stay." In 2001, we have netted these revenues and costs, resulting in no financial statement impact of the transaction. The 2000 comparable marketing expense and lodging revenue components have been reclassified to conform to the fiscal year 2001 financial statement presentation. We will re-evaluate the impact of the final consensus of the EITF on our accrual of the "minimal" value of a night's stay award and will make any necessary adjustments and revision to accounting policy upon implementation of EITF Issue No. 00-22.

Seasonality

        The lodging industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The tables below provide information about our debt obligations. For fixed rate debt obligations, the tables present principal cash flows and related weighted average interest rates by expected maturity dates. For variable rate debt obligations, the tables present principal cash flows by expected maturity date and contracted LIBOR interest rates as of December 31, 2001 and 2000.

        The following market risk disclosures related to debt obligations as of December 31, 2001:

	2002	2003	2004	2005	2006	Thereafter	Face Value	Fair Value
	(Dollars in millions)
Long Term Debt Obligations:
Fixed rate	$25	$169	$251	$116	$20	$274	$855	$837
Average interest rate	7.73%	7.76%	7.16%	7.43%	7.27%	7.10%	—	—
Variable rate	$10	135	—	—	—	—	$145	$145
Average interest rate	5.36%	5.36%	—	—	—	—	—	—

        The following market risk disclosures related to debt obligations as of December 31, 2000:

	2001	2002	2003	2004	2005	Thereafter	Face Value	Fair Value
	(Dollars in millions)
Long Term Debt Obligations:
Fixed Rate	$228	$92	$207	$252	$116	$301	$1,196	$1,022
Average interest rate	7.85%	9.19%	8.26%	7.46%	8.04%	—	—	—
Variable rate	$400	—	—	—	—	—	$400	$400
Average interest rate	9.50%	—	—	—	—	—	—	—
Interest rate derivatives:
Interest rate swap:
Notional amount	$400	—	—	—	—	—		$1
Pay rate	5.70%
Receive rate	(a )

(a)
The receive rate is based on one month LIBOR rates at the time of each trade.

LQ Properties

        All indebtedness, including notes payable, bank notes payable and bonds and mortgages payable are liabilities of LQ Properties. See quantitative and qualitative disclosures about our market risk above. In June 2001, we replaced the 1998 Credit Facility with the 2001 Credit Facility. During the year ended December 31, 2001, LQ Properties repaid $400 million of its variable rate debt due during 2001 with proceeds from the sale of certain healthcare assets and proceeds drawn on the 2001 Credit Facility. As of December 31, 2001, variable rate debt outstanding under the 2001 Credit Facility was $145 million. In addition, during the year ended December 31, 2001, LQ Properties repaid $341 million of fixed rate debt, of which $228 million was due in 2001, with proceeds from healthcare asset sales and proceeds drawn on the 2001 Credit Facility. Fixed rate debt as of December 31, 2001 was $855 million.

        In June 2001, LQ Properties terminated its interest rate swap agreement with a notional amount of $400 million. As of December 31, 2001, LQ Properties did not have any outstanding interest rate swap agreements.

LQ Corporation

        LQ Corporation is a co-borrower along with LQ Properties under the 2001 Credit Facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE LA QUINTA COMPANIES
COMBINED CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(In thousands, except per share data)
ASSETS:
Real estate investments, net	$2,581,173	$3,352,676
Cash and cash equivalents	137,716	38,993
Fees, interest and other receivables	56,364	73,476
Goodwill, net	266,957	457,789
Other assets, net	170,078	176,103

Total assets	$3,212,288	$4,099,037

LIABILITIES AND SHAREHOLDERS' EQUITY:
Indebtedness:
Notes payable	$846,229	$1,017,244
Convertible debentures	—	137,028
Bank notes payable	145,020	400,000
Bonds and mortgages payable	8,499	42,077

Total indebtedness	999,748	1,596,349

Accounts payable, accrued expenses and other liabilities	187,977	179,877

Total liabilities	1,187,725	1,776,226

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
La Quinta Properties, Inc. Preferred Stock, $0.10 par value; 6,000 shares authorized; 701 shares issued and outstanding in 2001 and 2000	70	70
Paired Common Stock, $0.20 combined par value; 500,000 shares authorized; 142,958 and 142,905 paired shares issued and outstanding in 2001 and 2000, respectively	28,591	28,580
Additional paid-in-capital	3,659,185	3,659,339
Unearned compensation	(2,669)	(4,911)
Accumulated other comprehensive income	(972)	(985)
Distributions in excess of net income	(1,659,642)	(1,359,282)

Total shareholders' equity	2,024,563	2,322,811

Total liabilities and shareholders' equity	$3,212,288	$4,099,037

The accompanying notes are an integral part of these financial statements.

THE LA QUINTA COMPANIES
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2001	2000	1999
	(In thousands, except for per share data)
Revenue:
Lodging	$574,171	$604,224	$603,033
Rental	49,713	116,040	165,431
Interest	27,555	95,253	138,223
Other	—	—	1,750

	651,439	815,517	908,437

Expenses:
Direct lodging operations	262,434	277,094	244,659
Other lodging expenses	63,601	60,248	58,105
Interest	102,116	186,951	244,973
Depreciation and amortization	117,552	147,007	135,853
Amortization of goodwill	21,412	22,755	21,470
General and administrative	50,856	53,011	47,023
(Gain) loss on sale of assets and mortgage repayments	(10,133)	130,536	(12,042)
Impairment of real estate assets, mortgages and notes receivable	115,347	186,829	63,170
Provision for loss on equity securities	—	50,279	—
Paired share intangible write-off	169,421	—	—
Other	42,496	35,737	45,814

	935,102	1,150,447	849,025

(Loss) income before income taxes, discontinued operations, extraordinary item and cumulative effect of change in accounting principle	(283,663)	(334,930)	59,412
Income tax expense	488	629	—

(Loss) income before discontinued operations, extraordinary item, and cumulative effect of change in accounting principle	(284,151)	(335,559)	59,412
Discontinued operations:
Adjustment to loss on disposal of Santa Anita, net	—	—	2,961
Adjustment to loss on disposal of Cobblestone Golf Group, net	—	—	27,452

(Loss) income before extraordinary item and cumulative effect of change in accounting principle	(284,151)	(335,559)	89,825
Extraordinary item:
Gain on early extinguishments of debt	935	1,403	—
Cumulative effect of change in accounting principle	856	—	—

Net (loss) income	(282,360)	(334,156)	89,825
Preferred stock dividends	(18,000)	(18,000)	(16,283)

Net (loss) income available to Common Shareholders	$(300,360)	$(352,156)	$73,542

Basic (loss) earnings per Paired Common Share:
(Loss) income available to common shareholders before discontinued operations, extraordinary item and cumulative change in accounting principle	$(2.12)	$(2.49)	$0.30
Discontinued operations, net	—	—	0.22
Gain on early extinguishments of debt	0.01	0.01	—
Cumulative effect of change in accounting principle	0.01	—	—

Net (loss) income	$(2.10)	$(2.48)	$0.52

Diluted earnings (loss) per Paired Common Share:
(Loss) income available to common shareholders before discontinued operations, extraordinary item, and cumulative change in accounting principle	$(2.12)	$(2.49)	$0.30
Discontinued operations, net	—	—	0.21
Gain on early extinguishments of debt	0.01	0.01	—
Cumulative effect of change in accounting principle	0.01	—	—

Net (loss) income	$(2.10)	$(2.48)	$0.51

The accompanying notes are an integral part of these financial statements.

THE LA QUINTA COMPANIES
COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME
For the Years Ended December 31, 2001, 2000 and 1999

	Shares of Beneficial Interest or Paired Common Shares
							Accumulated Other Compre- hensive Income (Loss)			Compre- hensive Income (Loss)
			Pre- ferred Stock	Additional Paid-in Capital	Treasury Stock	Unearned Compen- sation		Distributions in Excess of Earnings
	Shares	Amount							Total
	(In thousands)
Balance, December 31, 1998	149,326	$29,865	$70	$3,891,987	$(163,326)	$(6,718)	$16,971	$(817,921)	$2,950,928
Issuance of Paired Common Shares for:
Employee compensation and stock options	128	26		1,691					1,717
Purchase and retirement of treasury stock	(8,501)	(1,700)		(265,345)	163,326				(103,719)
Issuance of restricted stock	230	46		3,241		(3,287)
Retirement of forfeited restricted stock grants	(168)	(34)		(2,216)		2,109			(141)
Amortization of unearned compensation						1,136			1,136
Effect of TeleMatrix Acquisition				25,000					25,000
Dividends paid								(279,030)	(279,030)
Change in market value of equity investments in excess of cost							(12,503)		(12,503)	$(12,503)
Net income for the year ended December 31, 1999								89,825	89,825	89,825

Balance, December 31, 1999	141,015	28,203	70	3,654,358	—	(6,760)	4,468	(1,007,126)	2,673,213	$77,322

Issuance of Paired Common Shares for:
Employee compensation and stock options	347	70		918		(519)			469
Issuance of restricted stock	1,593	317		4,803		(4,841)			279
Accelerated amortization of restricted shares						5,240			5,240
Retirement of forfeited restricted stock grants	(50)	(10)		(740)		633			(117)
Amortization of unearned compensation						1,336			1,336
Dividends paid								(18,000)	(18,000)
Change in market value of equity securities in excess of cost							(54,749)		(54,749)	$(54,749)
Other than temporary impairment of equity securities							50,281		50,281	50,281
Minimum pension liability adjustment							(985)		(985)	(985)
Net loss for the year ended December 31, 2000								(334,156)	(334,156)	(334,156)

Balance, December 31, 2000	142,905	$28,580	$70	$3,659,339	$—	$(4,911)	$(985)	$(1,359,282)	$2,322,811	$(339,609)

The accompanying notes are an integral part of these financial statements.

THE LA QUINTA COMPANIES
COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME
For the Years Ended December 31, 2001, 2000 and 1999

	Shares of Beneficial Interest or Paired Common Shares
			Pre- ferred Stock	Additional Paid-in Capital	Treasury Stock	Unearned Compen- sation	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings		Compre- hensive Income (Loss)
	Shares	Amount							Total
	(In thousands)
Balance December 31, 2000	142,905	$28,580	$70	$3,659,339	$—	$(4,911)	$(985)	$(1,359,282)	$2,322,811
Issuance of Paired Common Shares for:
Employee compensation and stock options	99	20		350		(75)			295
Issuance of restricted stock	213	42		300		(349)			(7)
Accelerated amortization of restricted shares						669			669
Retirement of forfeited restricted stock grants	(259)	(51)		(804)		621			(234)
Amortization of unearned compensation						1,376			1,376
Dividends paid								(18,000)	(18,000)
Change in market value of equity securities in excess of cost							(119)		(119)	$(119)
Minimum pension liability adjustment							132		132	132
Net loss for the year ended December 31, 2001								(282,360)	(282,360)	(282,360)

Balance, December 31, 2001	142,958	$28,591	$70	$3,659,185	$—	$(2,669)	$(972)	$(1,659,642)	$2,024,563	$(282,347)

The accompanying notes are an integral part of these financial statements.

THE LA QUINTA COMPANIES
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2001	2000	1999
	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(282,360)	$(334,156)	$89,825
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of real estate	102,346	127,230	125,714
Goodwill amortization	21,412	22,755	21,470
(Gain) loss on sale of assets	(10,133)	130,536	(42,455)
Shares issued for compensation	215	449	159
Equity in income of joint venture, net of dividends received	—	—	—
Gain on early extinguishments of debt	(935)	(2,183)	—
Other depreciation, amortization and other items, net	22,536	27,552	35,781
Other non-cash items	299,354	245,501	68,775

Cash flows from operating activities	152,435	217,684	299,269
Net change in other assets and liabilities of discontinued operations	—	—	(4,227)
Net change in other assets and liabilities	(12,023)	3,027	(64,864)

Net cash provided by operating activities	140,412	220,711	230,178

Cash Flows from Financing Activities:
Proceeds from issuance of Paired Common and LQ Properties Preferred stock	—	—	—
Purchase of treasury stock	—	—	(103,269)
Proceeds from borrowings on bank notes payable	245,000	252,000	1,176,000
Repayment of bank notes payable	(499,980)	(1,017,359)	(1,868,641)
Repayment of notes payable	(169,918)	(130,287)	(12,500)
Equity offering and debt issuance costs	(9,459)	—	(1,303)
Repayment of convertible debentures	(137,028)	(48,115)	—
Principal payments on bonds and mortgages payable	(30,464)	(63,649)	(15,937)
Dividends/distributions to shareholders	(21,938)	(14,062)	(279,030)
Proceeds from exercise of stock options	—	—	318

Net cash used in financing activities	(623,787)	(1,021,472)	(1,104,362)

Cash Flows from Investing Activities:
Real estate capital expenditures and development funding	(82,600)	(40,347)	(129,492)
Investment in real estate mortgages and development funding	—	(161)	(33,321)
Prepayment proceeds and principal payments received on real estate mortgages	30,882	673,121	154,828
Proceeds from sale of assets	626,079	208,586	597,121
Proceeds from sale of securities	7,737	—	—
Cash acquired in TeleMatrix acquisition	—	—	1,433
Working capital and notes receivable advances, net of repayments and collections	—	(8,665)	(14,621)

Net cash provided by investing activities	582,098	832,534	575,948

Net increase (decrease) in cash and cash equivalents	98,723	31,773	(298,236)
Cash and cash equivalents at:
Beginning of year	38,993	7,220	305,456

End of year	$137,716	$38,993	$7,220

Supplemental disclosure of cash flow information (note 2)

The accompanying notes are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(In thousands, except per share data)
ASSETS:
Real estate investments, net	$2,547,893	$3,333,168
Cash and cash equivalents	136,973	38,991
Fees, interest and other receivables	42,794	56,829
Goodwill, net	266,957	429,134
Rent and royalties receivable from La Quinta Corporation	175,575	63,516
Due from La Quinta Corporation	—	27,679
Other assets, net	119,268	123,165

Total assets	$3,289,460	$4,072,482

LIABILITIES AND SHAREHOLDERS' EQUITY:
Indebtedness:
Notes payable	$846,229	$1,017,244
Convertible debentures	—	137,028
Bank notes payable	145,020	400,000
Bonds and mortgages payable	8,499	42,077

Total indebtedness	999,748	1,596,349

Due to La Quinta Corporation	3,266	—
Accounts payable, accrued expenses and other liabilities	118,429	110,545

Total liabilities	1,121,443	1,706,894

Commitments and Contingencies
Shareholders' equity:
Preferred Stock, $0.10 par value; 6,000 shares authorized; 701 shares issued and outstanding in 2001 and 2000	70	70
Common Stock, $0.10 par value; 500,000 shares authorized; 144,263 and 144,210 shares issued and outstanding in 2001 and 2000, respectively	14,426	14,421
Additional paid-in-capital	3,592,227	3,592,306
Unearned compensation	(1,228)	(2,526)
Accumulated other comprehensive income	(119)	—
Distributions in excess of net income	(1,437,359)	(1,238,683)

Total shareholders' equity	2,168,017	2,365,588

Total liabilities and shareholders' equity	$3,289,460	$4,072,482

The accompanying notes are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2001	2000	1999
	(In thousands, except for per share data)
Revenue:
Lodging	$9,467	$11,179	$12,348
Rental	49,713	116,040	165,431
Interest	27,936	95,172	138,180
Rent from La Quinta Corporation	275,359	278,379	274,018
Interest from La Quinta Corporation	—	616	—
Royalty from La Quinta Corporation	20,596	20,666	16,350
Other	—	—	1,750

	383,071	522,052	608,077

Expenses:
Direct lodging operations	2,284	3,144	2,380
Other lodging expenses	30,468	30,441	29,462
Interest	101,940	186,457	244,700
Interest to La Quinta Corporation	—	—	1,713
Depreciation and amortization	107,099	132,283	128,642
Amortization of goodwill	20,699	21,977	20,723
General and administrative	18,326	19,667	23,277
(Gain) loss on sale of assets and mortgage repayments	(10,133)	131,513	(12,042)
Impairment of real estate assets	115,347	186,829	63,170
Provision for loss on equity securities	—	50,279	—
Paired share intangible write-off	141,479	—	—
Other	37,541	32,901	16,138

	565,050	795,491	518,163

(Loss) income before income taxes, discontinued operations, extraordinary item and cumulative effect of change in accounting principle	(181,979)	(273,439)	89,914
Income tax expense	488	629	—

(Loss) income before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	(182,467)	(274,068)	89,914
Discontinued operations:
Adjustment to loss on disposal of Santa Anita, net	—	—	6,655
Adjustment to loss on disposal of Cobblestone Golf Group, net	—	—	33,561

Net (loss) income before extraordinary item and cumulative change in accounting principle	(182,467)	(274,068)	130,130
Extraordinary item:
Gain on early extinguishments of debt	935	1,403	—
Cumulative change in accounting principle	856	—	—

Net (loss) income	(180,676)	(272,665)	130,130
Preferred stock dividends	(18,000)	(18,000)	(16,283)

Net (loss) income available to Common Shareholders	$(198,676)	$(290,665)	$113,847

Basic (loss) earnings per Common Share:
(Loss) income available to Common Shareholders before discontinued operations, extraordinary item and cumulative change in accounting principle	$(1.40)	$(2.04)	$0.51
Discontinued operations, net	—	—	0.28
Gain on early extinguishments of debt	0.01	0.01	—
Cumulative effect of change in accounting principle	0.01	—	—

Net (loss) income	$(1.38)	$(2.03)	$0.79

Diluted (loss) earnings per Common Share:
(Loss) income available to Common Shareholders before discontinued operations, extraordinary item and cumulative change in accounting principle	$(1.40)	$(2.04)	$0.51
Discontinued operations, net	—	—	0.28
Gain on early extinguishments of debt	0.01	0.01	—
Cumulative change in accounting principle	0.01	—	—

Net (loss) income	$(1.38)	$(2.03)	$0.79

The accompanying notes are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME

For the Years Ended December 31, 2001, 2000 and 1999

	Shares of Beneficial Interest or Paired Common Shares
			Preferred Stock	Additional Paid-in Capital		Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Note Receivable Operating	Due from LQ Corporation		Comprehensive Income (Loss)
	Shares	Amount			Treasury Stock						Total
	(In thousands)
Balance, December 31, 1998	150,631	$15,063	$70	$3,820,436	$(160,223)	$(6,718)	$16,971	$(799,118)	$(13,128)	$—	$2,873,353
Issuance of shares of Common Stock for:
Employee compensation and stock options	128	13		1,673							1,686
Purchase and retirement of treasury stock	(8,501)	(850)		(261,126)	160,223						(101,753)
Issuance of restricted stock grants	230	23		3,201		(287)				(2,943)	(6)
Retirement of forfeited restricted stock grant	(168)	(17)		(2,190)						2,207
Amortization of unearned compensation						901					901
Effect of TeleMatrix acquisition				25,000							25,000
Dividends paid								(279,030)			(279,030)
Change in market value of equity investments in excess of cost							(12,503)				(12,503)	$(12,503)
Net income for the year ended December 31, 1999								130,130			130,130	130,130

Balance, December 31, 1999	142,320	14,232	70	3,586,994	—	(6,104)	4,468	(948,018)	(13,128)	(736)	2,637,778	$117,627

Issuance of shares of Common Stock for:
Employee compensation and stock options	347	35		934		(519)					450
Issuance of restricted stock grants	1,593	159		4,858		(2,088)					2,929
Accelerated amortization of restricted shares						5,240					5,240
Retirement of forfeited restricted stock grants	(50)	(5)		(731)						736	—
Amortization of unearned compensation						945					945
Dividends paid								(18,000)			(18,000)
Sale of TeleMatrix stock to MOC Holding Co.				251							251
Settlement of notes receivable from La Quinta Corporation									13,128		13,128
Change in market value of equity securities in excess of cost							(54,749)				(54,749)	$(54,749)
Other than temporary impairment of equity Securities							50,281				50,281	50,281
Net loss for the year ended December 31, 2000								(272,665)			(272,665)	(272,665)

Balance, December 31, 2000	144,210	$14,421	$70	$3,592,306	$—	$(2,526)	$—	$(1,238,683)	$—	$—	$2,365,588	$(277,133)

The accompanying notes are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME

For the Years Ended December 31, 2001, 2000 and 1999

	Shares of Beneficial Interest or Paired Common Shares
							Accumulated Other Comprehensive Income (Loss)		Note Receivable LQ Corporation
			Preferred Stock	Additional Paid-in Capital	Treasury Stock	Unearned Compensation		Distributions in Excess of Earnings		Due from LQ Corporation		Comprehensive (Loss)
	Shares	Amount									Total
Balance, December 31, 2000	144,210	$14,421	$70	$3,592,306	$—	$(2,526)	$—	$(1,238,683)	$—	$—	$2,365,588
Issuance of shares of Common Stock for: Employee compensation and stock options	99	10		413							423
Issuance of restricted stock grants	213	21		320		118					459
Accelerated amortization of restricted shares						669					669
Retirement of forfeited restricted stock grants	(259)	(26)		(812)		79					(759)
Amortization of unearned compensation						432					432
Dividends paid								(18,000)			(18,000)
Change in market value of equity securities in excess of cost							(119)				(119)	$(119)
Net loss for the year ended December 31, 2001								(180,676)			(180,676)	(180,676)

Balance, December 31, 2001	144,263	$14,426	$70	$3,592,227	$—	$(1,228)	$(119)	$(1,437,359)	$—	$—	$2,168,017	$(180,795)

The accompanying notes are an integral part of the financial statements.

LA QUINTA PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2001	2000	1999
	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(180,676)	$(272,665)	$130,130
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of real estate	101,354	126,549	123,253
Goodwill amortization	20,699	21,977	20,723
(Gain) loss on sale of assets	(10,133)	131,513	(52,258)
Shares issued for compensation	215	449	133
Gain on early extinguishments of debt	(935)	(2,183)	—
Other depreciation, amortization and other items, net	11,911	13,110	26,462
Other non cash items	271,412	245,501	64,419

Cash flows from operating activities	213,847	264,251	312,862
Net change in other assets and liabilities	(74,739)	(31,922)	(52,448)

Net cash provided by operating activities	139,108	232,329	260,414

Cash Flows from Financing Activities:
Purchase of treasury stock	—	—	(101,303)
Proceeds from borrowings on bank notes payable	245,000	252,000	1,176,000
Repayment of bank notes payable	(499,980)	(1,017,359)	(1,868,641)
Repayment of notes payable	(169,918)	(130,287)	(12,500)
Equity offering and debt issuance costs	(9,459)	—	(1,303)
Intercompany lending, net	—	(10,340)	4,215
Repayment of convertible debentures	(137,028)	(48,115)	—
Principal payments on bonds and mortgages payable	(30,464)	(63,649)	(15,937)
Dividends/distributions to shareholders	(21,938)	(14,062)	(279,030)
Proceeds from exercise of stock options	—	—	312

Net cash used in financing activities	(623,787)	(1,031,812)	(1,098,187)

Cash Flows from Investing Activities:
Real estate capital expenditures and development funding	(82,037)	(40,186)	(128,316)
Investment in real estate mortgages and development funding	—	(161)	(33,321)
Prepayment proceeds and principal payments received on real estate mortgages	30,882	673,121	154,828
Proceeds from sale of assets	626,079	208,586	570,858
Proceeds from sale of securities	7,737	—	—
Cash acquired in TeleMatrix acquisition	—	—	1,430
Working capital and notes receivable advances, net of repayments and collections	—	(8,665)	(14,621)

Net cash provided by investing activities	582,661	832,695	550,858

Net increase (decrease) in cash and cash equivalents	97,982	33,212	(286,915)
Cash and cash equivalents at:
Beginning of year	38,991	5,779	292,694

End of year	$136,973	$38,991	$5,779

Supplemental disclosure of cash flow information (note 2)

The accompanying notes are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(In thousands, except for per share data)
ASSETS:
Cash and cash equivalents	$743	$2
Fees, interest and other receivables	13,570	16,647
Due from La Quinta Properties, Inc.	3,266	—
Other current assets, net	10,715	9,613

Total current assets	28,294	26,262
Investment in common stock of La Quinta Properties, Inc.	37,581	37,581
Goodwill, net	—	28,655
Property, plant and equipment, less accumulated depreciation of $19,483 and $9,333, respectively	72,361	56,125
Other non-current assets	6,526	6,959

Total assets	$144,762	$155,582

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable	$25,320	$28,876
Accrued payroll and employee benefits	27,515	30,767
Accrued expenses and other current liabilities	6,882	6,516
Rent and royalty payable to La Quinta Properties, Inc.	175,575	63,516
Due to La Quinta Properties, Inc.	—	27,679

Total current liabilities	235,292	157,354
Other non-current liabilities	15,092	3,173

Total liabilities	250,384	160,527

COMMITMENTS AND CONTINGENCIES
Shareholders' equity:
Common Stock, $0.10 par value; 500,000 shares authorized; 142,958 and 142,905 shares issued and outstanding in 2001 and 2000, respectively	14,296	14,290
Additional paid-in-capital	104,659	104,734
Unearned compensation	(1,441)	(2,385)
Accumulated other comprehensive income	(853)	(985)
Accumulated deficit	(222,283)	(120,599)

Total shareholders' equity	(105,622)	(4,945)

Total liabilities and shareholders' equity	$144,762	$155,582

The accompanying notes are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2001	2000	1999
	(In thousands, except per share data)
Revenue:
Lodging	$565,003	$593,452	$591,112
Interest	54	81	43
Interest from La Quinta Properties, Inc.	—	—	1,713

	565,057	593,533	592,868

Expenses:
Direct lodging operations	260,150	273,950	242,279
Other lodging operations	33,373	30,121	29,071
Depreciation and amortization	10,453	14,724	7,211
Amortization of goodwill	713	778	747
Interest and other	611	494	273
Interest to La Quinta Properties, Inc.	—	616	—
General and administrative	32,589	33,437	23,745
Royalty to La Quinta Properties, Inc.	20,596	20,666	16,350
Rent to La Quinta Properties, Inc.	275,359	278,379	274,018
Other	4,955	2,836	29,676
Paired share intangible write-off	27,942	—	—
Gain on sale of assets	—	(977)	—

	666,741	655,024	623,370

Loss from continuing operations before discontinued operations	(101,684)	(61,491)	(30,502)
Discontinued operations:
Adjustment to loss on disposal of Santa Anita, net	—	—	(3,694)
Adjustment to loss on disposal of Cobblestone Golf Group, net	—	—	(6,109)

Net loss	$(101,684)	$(61,491)	$(40,305)

Basic loss per Common Share:
Loss from continuing operations before discontinued operations	$(0.71)	$(0.43)	$(0.21)
Discontinued operations, net	—	—	(0.07)

Net loss	$(0.71)	$(0.43)	$(0.28)

Diluted loss per Common Share:
Loss from continuing operations before discontinued operations	$(0.71)	$(0.43)	$(0.21)
Discontinued operations, net	—	—	(0.07)

Net loss	$(0.71)	$(0.43)	$(0.28)

The accompanying notes are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME

For the Years Ended December 31, 2001, 2000 and 1999

	Shares of Beneficial Interest or Paired Common Stock
			Additional Paid-in Capital		Unearned Compensation	Due from LQ Properties	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount		Treasury Stock					Total	Comprehensive (Loss)
	(In thousands)
Balance, December 31, 1998	149,326	$14,933	$109,001	$(3,103)	$—	$(23,521)	$—	$(18,803)	$78,507
Issuance of shares of Common Stock for:
Employee compensation and stock options	128	13	20			(33)			—
Purchase and retirement of treasury stock	(8,501)	(850)	(4,219)	3,103					(1,966)
Issuance of restricted stock grants	230	23	40		(3,000)	(5)			(2,942)
Retirement of forfeited restricted stock grants	(168)	(17)	(28)		2,109				2,064
Amortization of unearned compensation					235				235
Net loss for the year ended December 31, 1999								(40,305)	(40,305)	$(40,305)

Balance, December 31, 1999	141,015	14,102	104,814	—	(656)	(23,559)	—	(59,108)	35,593	$(40,305)

Issuance of shares of Common Stock for:
Employee compensation and stock options	347	35	(16)			(9)			10
Issuance of restricted stock grants	1,593	158	(55)		(2,753)				(2,650)
Retirement of forfeited restricted stock grants	(50)	(5)	(9)		633				619
Amortization of unearned compensation					391				391
Settlement of amount due from La Quinta Properties, Inc.						23,568			23,568
Minimum pension liability adjustment							(985)		(985)	$(985)
Net loss for the year ended December 31, 2000								(61,491)	(61,491)	(61,491)

Balance, December 31, 2000	142,905	14,290	104,734	—	(2,385)	—	(985)	(120,599)	(4,945)	$(62,476)

Issuance of shares of Common Stock for:
Employee compensation and stock options	99	10	(63)		(75)				(128)
Issuance of restricted stock grants	213	21	(20)		(467)				(466)
Retirement of forfeited restricted stock grants	(259)	(25)	8		542				525
Amortization of unearned compensation					944				944
Minimum pension liability adjustment							132		132	$132
Net loss for the year ended December 31, 2001								(101,684)	(101,684)	(101,684)

Balance, December 31, 2001	142,958	$14,296	$104,659	$—	$(1,441)	$—	$(853)	$(222,283)	$(105,622)	$(101,552)

The accompanying notes are an integral part of these financial statements.

LA QUINTA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2001	2000	1999
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(101,684)	$(61,491)	$(40,305)
Adjustments to reconcile net loss to cash used in operating activities:
Goodwill amortization	713	778	747
(Gain) loss on sale of assets	—	(977)	9,803
Shares issued for compensation	—	—	26
Other depreciation and amortization	11,617	15,123	11,780
Other non-cash items	27,942	—	4,356
Net change in other assets and liabilities of discontinued operations	—	—	(4,227)
Net change in other assets and liabilities	62,716	34,949	(12,416)

Net cash used in operating activities	1,304	(11,618)	(30,236)

Cash Flows from Financing Activities:
Purchase of treasury stock	—	—	(1,966)
Intercompany lending, net	—	10,340	(4,215)
Proceeds from stock option exercises	—	—	6

Net cash provided by (used in) financing activities	—	10,340	(6,175)

Cash Flows from Investing Activities:
Capital improvements to real estate	—	—	(1,176)
Proceeds from sale of assets	—	—	26,263
Acquisition of real estate and development funding	(563)	(161)	—
Cash acquired in TeleMatrix acquisition	—	—	3

Net cash (used in) provided by investing activities	(563)	(161)	25,090

Net decrease in cash and cash equivalents	741	(1,439)	(11,321)
Cash and cash equivalents at:
Beginning of year	2	1,441	12,762

End of year	$743	$2	$1,441

Supplemental disclosure of cash flow information (note 2)

The accompanying notes are an integral part of these financial statements.

1.    Business and Summary of Significant Accounting Policies

Business

        La Quinta Properties, Inc. and subsidiaries ("LQ Properties") and La Quinta Corporation and subsidiaries ("LQ Corporation") (collectively the "companies" or "La Quinta") are two separate companies, the common stock of which trades as a single unit on the New York Stock Exchange under the symbol "LQI" pursuant to a stock pairing arrangement and are referred to as "paired shares." Prior to June 20, 2001, La Quinta was known as the Meditrust Companies and La Quinta Properties, Inc. and La Quinta Corporation were named Meditrust Corporation and Meditrust Operating Company, respectively.

        La Quinta's primary focus is the lodging business. La Quinta conducts the majority of its business and makes its investments through one principal business unit which owns and operates its lodging real estate assets. La Quinta's lodging real estate assets are owned by LQ Properties or its subsidiaries and operated by LQ Corporation through its subsidiary, La Quinta Inns, Inc. La Quinta also has healthcare related real estate financing investments. LQ Properties is a self-administered real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

        The lodging facilities include hotels primarily located in the western and southern regions of the United States. The healthcare facilities include nursing homes, assisted living facilities, medical office buildings and other healthcare related facilities. These facilities are located throughout the United States and are operated by regional and national healthcare providers.

        LQ Properties leases each of its hotels to a subsidiary of LQ Corporation, which is responsible for operating the hotels, or to other third party lessees (the "Lessees"). As of December 31, 2001, LQ Properties leased 288 of its hotel investments to LQ Corporation for five year terms, pursuant to separate participating leases providing for the payment of the greater of base or participating rent, plus certain additional charges, as applicable (the "Participating Hotel Facility Leases").

        LQ Corporation is currently engaged in hotel operations previously conducted by La Quinta Inns, Inc., its wholly owned subsidiaries and its unincorporated partnership and joint venture and leases the respective facilities and licenses the La Quinta tradename from LQ Properties and its subsidiaries. La Quinta is a lodging company focused on the operation and development of hotels. As of December 31, 2001, La Quinta either operated or franchised 303 hotels with over 39,000 rooms located primarily in the western and southern regions of the United States.

        On December 20, 2001, La Quinta's stockholders approved certain proposals which permitted LQ Corporation and LQ Properties to restructure the existing organization of the two companies by merging LQP Acquisition Corp., a newly formed, wholly owned subsidiary of LQ Corporation, with and into LQ Properties with LQ Properties continuing as the surviving entity. As a result of the merger, LQ Properties, which continued to be a REIT, became a subsidiary controlled by LQ Corporation. As result of the merger, each outstanding share of common stock of LQ Properties held by La Quinta's stockholders was converted into one share of a new class B common stock of LQ Properties and each outstanding share of common stock of LQP Acquisition Corp. (all of which were held by LQ Corporation) was converted into one share of a new class A common stock. Following the restructuring, each share of common stock of LQ Corporation, that previously been paired with the common stock of LQ Properties, was now paired and traded as a single unit with the new class B common stock. The restructuring will be accounted for as a reorganization of two companies under common control. There will be no revaluation of the assets and liabilities of the combining companies. In December 2001, La Quinta recorded a charge of approximately $169,421,000 to write-off the carrying value of an intangible asset related to the "grandfathered" paired share structure and also incurred $6,186,000 of professional fees and other expenses related to the restructuring. As a result of the restructuring, La Quinta will record a one-time charge of approximately $196,520,000 in January 2002 to establish the net deferred tax liability of La

Quinta and recognize the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including Net Operating Loss carryovers of LQ Properties and LQ Corporation (See note 22).

Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

        Separate financial statements have been presented for LQ Properties and LQ Corporation. Combined LQ Properties and LQ Corporation financial statements have been presented as the companies. All significant intercompany and inter-entity balances and transactions have been eliminated in combination. The companies and LQ Properties use an unclassified balance sheet presentation.

        The consolidated financial statements of LQ Properties and LQ Corporation include the accounts of the respective entity and its majority-owned partnerships after the elimination of all significant intercompany accounts and transactions.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

The Companies' More Significant Accounting Policies Follow:

Real Estate Investments

        Land, buildings and improvements are stated at cost. Depreciation is calculated on a straight-line basis over 20 to 40 years, the expected useful lives of the buildings and major improvements. Hotel equipment, furniture and fixtures are recorded at cost. Depreciation is calculated using the straight-line method over three to 15 years, the estimated useful lives of the related assets. Leasehold improvements are recorded at cost and depreciated over the shorter of the lease term or the estimated useful life.

        Expenditures that materially increase the property's life are capitalized. Maintenance and repairs are expensed as incurred. When depreciable property is retired or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in current operations.

        La Quinta's management reviews the performance of real estate investments on an on-going basis for impairment as well as when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For lodging assets the evaluation process includes a review of current facts and circumstances such as guest satisfaction scores, profitability, changing market conditions and condition of the property. As a result of this evaluation process, La Quinta identifies properties it intends to sell and properties it intends to hold for use. For each lodging asset held for use, La Quinta applies a probability-weighted estimation approach to recovery of the carrying amount of the asset to determine if the sum of expected future cash flows (undiscounted and without interest charges) of the asset exceeds its carrying amount. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the net book value of the asset, the excess of the net book value over La Quinta's estimate of fair value of the asset is charged to current earnings. La Quinta's estimate of fair value of the asset then becomes the new cost basis of the asset and this new cost basis is then depreciated over the asset's remaining life. When an asset is identified by management as held for sale, authority to sell the property has been obtained and management expects to sell the asset within twelve months, the asset is classified as such; then depreciation of the asset is discontinued and the carrying value is reduced, if necessary, to the estimated fair value less costs to sell by recording a charge to current earnings. Fair value is determined based upon discounted cash flows of the assets at rates deemed reasonable for the type of property and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. As of December 31, 2001, La Quinta's sale/lease back healthcare assets have been classified as held for sale since La Quinta expects to sell these assets within the next twelve months. Therefore, these assets are carried at the lesser of fair market value less cost to sell or net book value of the asset and depreciation on these assets has been discontinued. All assets held for sale are monitored through the date of sale for potential adjustment based on offers La Quinta is willing to take under serious consideration and continued review of facts and circumstances. Once an asset is sold, contracts are reviewed to determine whether: 1) a sale has been consummated, 2) there has been a complete transfer of risks and rewards and 3) there are any contingencies or obligations to La Quinta that should be taken in to consideration in recording the disposition of the asset. A gain or loss on disposition is recorded to the extent that the amounts ultimately received for the sale of assets differ from the adjusted book values of the assets. Gains and losses on sales of assets are recognized at the time the assets are sold provided there is reasonable assurance of the collectibility of the sales price and any future activities to be performed by the companies relating to the assets sold are expected to be insignificant.

        La Quinta's real estate mortgages and loans receivable are classified and accounted for as impaired when, based on current information and events, it is probable that the companies will be unable to collect all principal and interest due on the loan in accordance with the original contractual terms. Upon determination that an impairment has occurred, the amount of the impairment is recognized as a valuation allowance based upon an analysis of the net realizable value of the underlying property collateralizing the loan. Payments of interest on impaired loans received by the companies are recorded as interest income provided the amount does not exceed that which would have been earned at the historical effective interest rate (See note 5).

Capitalized Acquisition, Development and Interest Costs

        The companies capitalize all hotel development costs and other direct overhead costs related to renovation and development of inns and to development of software for internal use. During the years ended December 31, 2001 and 2000, La Quinta capitalized $5,386,000 and $3,861,000, respectively, of overhead related to these types of projects. Additionally, La Quinta capitalizes the interest cost associated with developing new facilities. The amount capitalized is based upon a rate of interest that approximates the companies' weighted average cost of financing and is reflected as a reduction of interest expense. All pre-opening and start-up costs are expensed as incurred.

Cash and Cash Equivalents

        Cash and cash equivalents consist of certificates of deposit and other investments with less than 90-day original maturities and are stated at cost which approximates fair market value.

Goodwill

        Goodwill represents the excess of cost over the fair value of assets acquired and has historically been amortized using the straight-line method over periods ranging from 15 to 40 years. Historically the companies assess the recoverability of goodwill whenever adverse events or changes in circumstances or business climate indicate that the expected future cash flows (undiscounted and without interest charges) for individual business segments may not be sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset, an impairment is recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business segment. Expected cash flows are discounted at a rate commensurate with the risk involved.

        The intangible associated with the Santa Anita merger primarily relates to the value of the paired-share structure and, due to the permanent nature of the structure, has historically been amortized over a 40-year period. In December 2001, La Quinta evaluated the future net cash flows of the tax benefit due to the reversal of the "grandfathered paired-share" tax treatment in connection with the restructuring approved by the shareholders on December 20, 2001. Based on this analysis, La Quinta estimated that the intangible's fair value was zero and the remaining unamortized balance of $169,421,000 was written off.

        Goodwill also includes amounts associated with the acquisition of La Quinta and TeleMatrix which have historically been amortized on a straight-line basis over 20 and 15 year periods, respectively. Effective January 1, 2002, the companies expect to record a charge to earnings of approximately $258,977,000 to write down both the La Quinta and TeleMatrix goodwill to record the cumulative effect of an accounting change based on the implementation of Statement of Financial Accounting Standards No. 142 (See Newly Issued Accounting Standards section of note 1).

Intangible Assets

        Intangible assets, consisting of La Quinta's brands, La Quinta Inns® and La Quinta Inn & Suites® and a non-compete agreement, are included in other assets and are amortized on a straight-line basis using lives ranging from 15 to 20 years based on management's assessment of the fair value of the intangible assets. Historically, the companies evaluated the carrying value of intangible assets in the same manner that they evaluate the carrying values of real estate assets. La Quinta recently completed a reevaluation of both intangibles in conjunction with the restructuring and in preparation for implementation of the SFAS 142 and determined there was no impairment of value. Effective January 1, 2002, the companies will implement the provisions of SFAS 142. The companies will evaluate the useful lives of the intangibles each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Debt Issuance Costs

        Debt issuance costs, which are a component of other assets, have been deferred and are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related borrowings.

Self-Insurance Programs

        La Quinta uses a paid loss retrospective deductible insurance plan for general and auto liability and workers' compensation loss exposure related to its lodging operations. Predetermined loss limits have been arranged with insurance companies to limit the per occurrence cash outlay.

        Hotel employees and their dependents are covered by a self-insurance program for major medical and hospitalization coverage, which is partially funded by payroll deductions. Payments for major medical and hospitalization to individual participants below specified amounts are self-insured by the companies.

Shareholders' Equity

        The outstanding shares of LQ Properties' common stock and LQ Corporation's common stock are only transferable and tradable in combination as a paired unit consisting of one share of La Quinta's common stock and one share of LQ Corporation's common stock. However, LQ Corporation owns 1,305,000 unpaired shares of LQ Properties as a result of the Santa Anita Merger in 1997. As a result of the restructuring described above, the 1,305,000 unpaired shares of LQ Properties owned by LQ Corporation will be cancelled effective January 2, 2002.

Revenue Recognition

        LQ Properties rental income from operating leases is recognized on a straight-line basis over the life of the respective lease agreements. Interest income on real estate mortgages is recognized on the accrual basis, which approximates the effective interest method. Rental and interest income due from leasees or borrowers that are not solvent is recorded only as payment is received.

        La Quinta's hotel revenues are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenues are recognized as earned. The impact of customer incentive discounts and rebate programs are recognized as a reduction of revenue as incurred and are included in the calculation of average room rate and revenue per available room.

        During 2000, La Quinta commenced its franchising program. La Quinta receives royalty, marketing and reservation fees in connection with the franchise of La Quinta® brands. These fees are generally based on a percentage of hotel room revenues and accrued as the underlying franchisee revenue is earned. La Quinta also receives initial franchise fees, which are recognized as revenue when all material services or conditions relating to the sale of a franchise have been substantially performed.

Customer Loyalty Program

        As of December 31, 2001, La Quinta's balance sheet included a liability of approximately $2,500,000 related to unexpired outstanding "free night" certificates which have been issued to customers earning a specified number of credits for previous stays at La Quinta hotels. The estimated liability is based on historical redemption experience, the number of outstanding certificates and the estimated incremental cost of providing a room.

Seasonality

        The hotel industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings. In addition, the opening of newly constructed hotels and the timing of any hotel acquisitions or sales may cause variation of revenue from quarter to quarter.

Earnings Per Share

        Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed based upon the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period presented. The diluted earnings per share computations also include options to purchase common stock that were outstanding during the period. The number of shares outstanding related to the options has been calculated by application of the "treasury stock" method. See note 17 for more detailed disclosure regarding the applicable numerators and denominators used in the earnings per share calculations.

Stock Based Compensation

        Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), provides companies an alternative to accounting for stock-based compensation as prescribed under Accounting Principles Board Opinion No. 25 ("APB 25"). SFAS No. 123 encourages, but does not require, companies to recognize expense for stock-based awards based on their fair value at date of grant. SFAS No. 123 allows companies to follow existing accounting rules (intrinsic value method under APB 25) provided that pro forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. The companies have elected to adopt the disclosure requirements of SFAS No. 123, but will continue to account for stock-based compensation under APB 25.

Fair Value of Financial Instruments

        Management has estimated the fair value of its financial instruments using available market information and various valuation methodologies. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimated values for La Quinta Properties and La Quinta Corporation as of December 31, 2001 and 2000 are not necessarily indicative of the amounts that could be realized in current market exchanges.

Income Taxes

        LQ Properties has elected to be taxed as a REIT under the Code and believes it has met all the requirements for qualification as such. Accordingly, LQ Properties will generally not be subject to federal income taxes on amounts distributed to shareholders, provided it distributes annually at least 90% of its REIT taxable income (determined without regard to its dividends paid deduction and by excluding net capital gain) and meets certain other requirements for qualifying as a REIT. Therefore, generally no provision for federal income taxes is believed necessary in the financial statements of LQ Properties except for certain transactions resulting in capital gains which may require a federal tax provision and for subsidiaries taxable as C-corporations. LQ Properties utilizes taxable REIT subsidiaries to conduct the operations of TeleMatrix, Inc. and hold certain assets which LQ Properties could not hold directly. LQ Properties has accrued and paid federal and state income taxes on the earnings of such subsidiaries.

        The reported amount of the companies' net assets exceeded their tax basis by approximately $1,096,443,000 and $1,347,805,000 as of December 31, 2001 and 2000, respectively.

        LQ Corporation income tax expense (benefit) is based on reported earnings before income taxes. Deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting and such amounts recognized for tax purposes, which requires recognition of deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using the tax rates in effect for the year in which the differences are expected to reverse. For taxable years ending on or before December 31, 2001, LQ Corporation recorded valuation allowances for its deferred tax assets, as it did not anticipate recognizing the benefit of those assets within the paired-share structure. Beginning with the first quarter of 2002, the restructuring should enable the companies to recognize the benefit of their deferred tax assets, which will no longer be offset by valuation allowances.

Derivatives

        La Quinta used interest rate swap agreements to manage exposure to interest rate risk during the year. Upon adoption of the SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," La Quinta recognizes all derivatives as either assets or liabilities measured at fair value and that depending on the nature of the hedge, changes in the fair value of the derivative be offset against the change in fair value of the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized in earnings and any derivatives that are not hedges are adjusted to fair value through income. The companies did not obtain hedge accounting for derivatives; therefore, the companies' derivatives were carried at fair value on the balance sheet and changes in the fair value were recognized in current period earnings. As of December 31, 2001 the companies have no derivative instruments.

Newly Issued Accounting Standards

        In August 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Statement requires that long-lived assets to be disposed of other than by sale be considered held and used until they are disposed of. SFAS No. 144 requires that long-lived assets to be disposed of by sale be accounted for under the requirements of SFAS No. 121. SFAS No. 121 requires that such assets be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation (amortization). SFAS No. 144 requires a probability-weighted cash flow estimation approach in situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range of possible future cash flow amounts are estimated. As a result, discontinued operations will no longer be measured on a net realizable basis, and future operating losses will no longer be recognized before they occur. Additionally, goodwill will be removed from the scope of SFAS No. 144. As a result goodwill will no longer be required to be allocated to long-lived assets to be tested for impairment. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The companies are not currently affected by this Statement's requirements.

        On August 15, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principle. The companies are not currently affected by this Statement's requirements.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", collectively referred to as the "Standards". SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations". SFAS 141 (1) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provides specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) requires that unamortized negative goodwill be written off immediately as an extraordinary gain. SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives. The provisions of the Standards also apply to equity-method investments made both before and after June 30, 2001. SFAS 141 requires that the unamortized deferred credit related to an excess over cost arising from an investment acquired prior to July 1, 2001 accounted for using the equity method (equity-method negative goodwill), must be written-off immediately and recognized as the cumulative effect of a change in accounting principle. Equity-method negative goodwill arising from equity investments made after June 30, 2001 must be written-off immediately and recorded as an extraordinary gain.

        The companies will adopt SFAS 142 on January 1, 2002. Accordingly, the companies have identified two components of goodwill and assigned the carrying value of these components to two of its reporting units, La Quinta lodging and TeleMatrix. At January 1, 2002, the companies had goodwill of $248,358,000 related to La Quinta lodging and $18,599,000 related to TeleMatrix. The companies have completed the two step process prescribed by SFAS 142 for (1) testing for impairment and

(2) determining the amount of impairment loss related to goodwill associated with these two reporting units. Accordingly, in January 2002 the companies anticipate recording a charge to earnings that will be reported as a cumulative effect of the change in accounting principle of approximately $258,977,000 to reflect the adjustment to goodwill and as a result, the companies anticipate an annual decrease in amortization of goodwill and a corresponding annual increase to net income of $16,471,000. Going forward, the companies will test goodwill for impairment annually or more frequently if the occurrence of an event or circumstance indicate potential impairment.

        The companies have also identified intangible assets related to its lodging brands, La Quinta Inns® and La Quinta Inn & Suites® with a carrying value of approximately $81,150,000. As part of its recent legal and tax restructuring, more fully described in note 22 to these Combined Consolidated Financial Statements, the companies determined that there was no indication of impairment on these intangible assets. The companies are in the process of determining the useful lives of these intangible assets and anticipates that any changes in the useful lives will not have a material impact on the results of its operations. In addition, the companies have an intangible asset with a carrying value of $553,000 at January 1, 2002 resulting from a 5-year non-compete agreement executed as part of its 1999 acquisition of TeleMatrix. The companies have determined that there is no indication of impairment related to this asset and that the 5-year life assigned to the asset is appropriate. Going forward, the companies will test these intangibles for impairment annually or more frequently if the occurrence of an event or circumstance indicate impairment.

        In January 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") reached a consensus ("the Consensus") on a portion of the EITF Issue No. 00-22 "Accounting for "Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." The Consensus addresses the recognition of a cash rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of cost. In January 2001, LQ Corporation implemented a customer retention program which provides a cash rebate. In accordance with the consensus, LQ Corporation classified such cash rebates or refunds as a reduction of revenues. The EITF also addresses incentive or loyalty programs such as the "La Quinta Returns Club." LQ Corporation has historically reported the cost that it would refund the hotel for the free night as offsetting components of marketing expense and lodging revenues and reflected a zero economic impact of the "free night stay." In 2001, LQ Corporation has netted these revenues and costs, resulting in no financial statement impact of the transaction. The 2000 comparable marketing expense and lodging revenue components have been reclassified to conform to the fiscal year 2001 financial statement presentation. The companies will re-evaluate the impact of the final consensus of the EITF on the companies' accrual of the "minimal" value of a night's stay award and will make any necessary adjustments and revision to accounting policy upon implementation of EITF Issue No. 00-22.

Reclassification

        Certain reclassifications have been made to the 1999 and 2000 presentation to conform to the 2001 presentation.

2.    Supplemental Cash Flow Information

        Details of the net changes in other assets and liabilities for the companies (excluding noncash items, deferred income recognized in excess of cash received and changes in restricted cash and related liabilities) follow:

	For the year ended December 31,
	2001	2000	1999
	(In thousands)
Change in fees, interest and other receivables	$(32,434)	$11,420	$(2,922)
Change in other assets	7,470	(17,108)	(28,357)
Change in accrued expenses and other liabilities	12,941	8,715	(33,585)

	$(12,023)	$3,027	$(64,864)

        Details of other non-cash items follow:

	For the year ended December 31,
	2001	2000	1999
	(In thousands)
Impairment of assets held for sale	$63,533	$76,775	$48,344
Impairment of assets held for use	29,217	26,421	—
Impairment of real estate mortgage and loans receivable	22,597	83,633	14,826
Straight line rent	—	(1,050)	(3,357)
Provision for loss on interest and other receivables	14,713	5,146	4,606
Accelerated amortization of unearned compensation	—	5,240	—
Provisions for loss on equity securities	—	50,279	—
Paired share intangible write-off	169,421	—	—
Write-off of software development costs	—	—	3,998
Other	(127)	(943)	358

Total other non-cash items	$299,354	$245,501	$68,775

        Details of interest and income taxes paid and non-cash investing and financing transactions follow:

The La Quinta Companies:

	For the year ended December 31,
	2001	2000	1999
	(In thousands)
Interest paid during the period	$114,369	$193,147	$241,115
Interest capitalized during the period	1,633	824	7,116
Non-cash investing and financing transactions:
Non-cash proceeds of asset sale (see note 5)	32,862	53,900	—
Accumulated depreciation and impairment on assets sold	281,467	95,801	27,425
Increase in real estate mortgages net of participation reduction	7	147	431
Allowance for loan losses on prepaid mortgages	—	46,149	—
Change in market value of equity securities	(119)	(54,749)	(12,503)
In connection with the TeleMatrix merger:
Fair value of assets acquired	—	—	8,436
Excess purchase consideration over estimated fair market value of assets acquired	—	—	21,986
Liabilities assumed	—	—	(5,422)

Value of the issuance of Preferred Shares	$—	$—	$25,000

La Quinta Properties, Inc.:

	For the year ended December 31,
	2001	2000	1999
	(In thousands)
Interest paid during the period	$114,170	$192,738	$240,023
Interest capitalized during the period	1,561	593	6,223
Non-cash investing and financing transactions:
Non-cash proceeds of asset sale (see note 5)	32,862	53,900	—
Accumulated depreciation and impairments on assets sold	281,467	95,801	27,425
Increase in real estate mortgages net of participation reduction	7	147	431
Allowance for loan losses on prepaid mortgages	—	46,149	—
Change in market value of equity securities	(119)	(54,749)	(12,503)
In connection with the TeleMatrix merger:
Fair value of assets acquired	—	—	8,436
Excess purchase consideration over estimated fair market value of assets acquired	—	—	21,986
Liabilities assumed	—	—	(5,422)

Value of the issuance of preferred shares	$—	$—	$25,000

La Quinta Corporation:

	For the year ended December 31,
	2001	2000	1999
	(In thousands)
Interest paid during the period	$199	$409	$1,092
Interest capitalized during the period	72	231	893

3.    Other Mergers and Acquisitions

        On October 7, 1999, LQ Properties acquired TeleMatrix, Inc., a provider of telephone software and equipment for the lodging industry ("TeleMatrix"). Total consideration approximated $26,341,000 and was comprised of 1,000 shares of 9% Series B Cumulative Redeemable Convertible Preferred Stock valued at $25,000,000, acquisition costs and liabilities assumed. In addition, LQ Properties entered into a $1,000,000, five-year non-compete agreement with the former owner of TeleMatrix. The excess of the purchase price over fair market value of the net assets acquired of approximately $21,986,000 was recorded as goodwill and is being amortized over 15 years. This acquisition has been accounted for under the purchase method and, accordingly, operations of TeleMatrix are included in the lodging revenue and expense categories of the combined and consolidated statements since consummation of the acquisition.

4.    Discontinued Operations

        During November 1998, the Boards of Directors of LQ Properties and LQ Corporation approved a comprehensive restructuring plan. Significant components of the restructuring plan included the sale of Cobblestone Golf Group, which consisted of 43 golf properties and related operations and the Santa Anita Racetrack and adjacent property. Accordingly, operating results for Cobblestone Golf Group and the Santa Anita Racetrack were reclassified and reported as discontinued operations.

        On December 10, 1998, the companies sold certain assets, leases and licenses used in connection with the horseracing business conducted at Santa Anita Racetrack and recorded a loss on sale of $67,913,000 for the year ended December 31, 1998. During the year ended December 31, 1999, the companies recorded an adjustment of $2,961,000. This adjustment in the estimated loss on disposal resulted from working capital purchase price adjustments and differences in estimated costs of sale.

        The companies recorded a provision for loss on the disposition of Cobblestone Golf Group of approximately $237,035,000, including estimated income taxes of $56,848,000, as of December 31, 1998, based on the estimated proceeds to be realized on sale. On December 31, 1998, the net assets subject to sale totaled $305,416,000 and were classified as net assets of discontinued operations on the combined consolidated balance sheet. On March 29, 1999, the companies sold the Cobblestone Golf Group for $393,000,000. During the year ended December 31, 1999, the companies recorded a gain of approximately $27,452,000 to adjust the estimated loss on disposal of the Cobblestone Golf Group. This change resulted primarily from a revision of the provision for income taxes payable with respect to recognized built-in gains, working capital purchase price adjustments and differences in estimated costs of sale.

        Combined operating results of discontinued golf operations for the period of January 1, 1999 through the date of sale, March 29, 1999 (exclusive of any interest expense, depreciation and corporate charges), follow:

Cobblestone Golf Group
(In thousands)
Revenues	$22,694
Operating expenses	20,536

Contribution	2,158
Other expenses	6,260

Loss before income taxes	(4,102)
Income tax benefit	—

Net loss	$(4,102)

5.    Real Estate Investments

        The following is a summary of the companies' real estate investments:

	December 31,
	2001	2000
	(In thousands)
Land	$356,729	$393,083
Buildings and improvements, net of accumulated depreciation of $295,206 and $240,356 and other impairments of $8,683 and $26,751	1,927,277	2,231,267
Real estate mortgages and notes receivable, net of impairments of $24,171 and $53,640	82,853	222,571
Assets held for sale, net of accumulated depreciation of $31,800 and $128,301 and impairments of $110,370 and $99,902	214,314	505,755

	$2,581,173	$3,352,676

        During the year ended December 31, 2001, the companies incurred $86,003,000 in capital improvements related to the lodging segment. Additionally, during the year ended December 31, 2001, the companies recorded depreciation expense and write-offs of $97,537,000 on lodging real estate. Total impairments on the companies' investment in lodging real estate recorded for the year ended December 31, 2001 were $54,018,000 for impairments on assets held for sale and $8,683,000 on assets held for use. As of December 31, 2001 and 2000, the total impairment balance on the investment in lodging facilities was $54,855,000 and $3,131,000, respectively. During the year ended December 31, 2001, the companies sold six hotels and other lodging related properties with net book values of $12,915,000 (net of impairments of $10,976,000). Net proceeds on these transactions totaled $13,000,000. In addition, the companies received net proceeds of $13,178,000 related to the condemnation of two hotels during 2001.

        The companies received $132,773,000 in principal payments on mortgages receivable during the year ended December 31, 2001 comprised of:

  •
  $1,876,000 in monthly principal payments;

  •
  $29,005,000 in partial principal prepayments; and

  •
  $101,892,000 in principal payments on mortgages with a net book value of $101,611,000 (net of impairment balances of $30,965,000 previously recorded by the companies) received as a result of real estate asset transactions entered into by the companies pursuant to the Five Point Plan.

        These transactions resulted in a net gain of $3,260,000.

        Also during the year ended December 31, 2001, the companies sold 99 healthcare facilities comprised of real estate and other assets with net book values of $493,252,000 (net of previously recorded impairments of $89,373,000). Net proceeds on these transactions totaled $498,897,000 and consisted of:

  •
  $466,035,000 in cash;

  •
  $2,990,000 of assumed debt; and

  •
  $29,872,000 of subordinated indebtedness due in 2006, net of a discount of $5,128,000 (on the difference between the 9.0% stated rate of interest and the 13.0% imputed interest rate).

        These transactions resulted in a net gain of $5,645,000.

        Total impairments of healthcare real estate assets, mortgages and notes receivable recorded during the years ended December 31, 2001, 2000 and 1999 were $52,646,000, $183,698,000 and $63,170,000, respectively. As of December 31, 2001 and 2000, the total impairment balance was $88,369,000 and $177,162,000, respectively.

        The following details changes in the net book value of real estate investments for the years ended December 31, 2001 and 2000:

	Year ended December 31,
	2001	2000
	(In thousands)
Net book value of investment in real estate assets at beginning of period, net	$3,352,676	$4,672,659
Lodging
Capital improvements	86,003	36,092
Depreciation expense and write-offs	(97,537)	(103,113)
Impairment on assets held for sale	(54,018)	(1,296)
Impairment on assets held for use	(8,683)	(1,835)
Net book value of assets sold/condemned	(28,842)	(3,610)
Healthcare
Mortgages:
Principal payments	(1,876)	(6,795)
Construction loan funding	—	161
Net book value of partial principal prepayments	(26,019)	(1,586)
Net book value of mortgages repaid	(101,611)	(761,902)
Impairment on real estate mortgages and notes receivable	(22,597)	(83,633)
Increase in real estate mortgages net of participation reduction	7
Other adjustments	12,378	16,406
Sale/lease-back assets:
Construction funding	—	4,039
Depreciation expense	(4,809)	(24,117)
Impairments on assets held for sale	(9,515)	(75,479)
Impairments on assets held for use	(20,534)	(24,586)
Net book value of real estate assets sold	(493,850)	(285,751)
Other adjustments to real estate investments	—	(2,978)

Net book value of investment in real estate assets at end of period, net	$2,581,173	$3,352,676

        The impairment adjustment activity for real estate investments for the years ended December 31, 2001 and 2000 is summarized as follows:

	Buildings and Improvements	Real Estate Mortgages and Notes Receivable	Assets Held for Sale	Total
	(In thousands)
Balance at December 31, 1999	$12,330	$32,415	$71,266	$116,011
Impairments recorded	26,421	83,633	76,775	186,829
Transfer to held for sale	(12,000)	—	12,000	—
Assets sold	—	(46,149)	(63,149)	(109,298)
Other adjustments	—	(16,259)	3,010	(13,249)

Lodging impairments at December 31, 2000	1,835	—	1,296	3,131
Healthcare impairments at December 31, 2000	24,916	53,640	98,606	177,162

Total impairment balance at December 31, 2000	26,751	53,640	99,902	180,293
Impairments recorded	29,217	22,597	63,533	115,347
Transfer to held for sale	(46,159)	—	46,159	—
Assets sold	(1,126)	(39,688)	(99,224)	(140,038)
Other adjustments	—	(12,378)	—	(12,378)

Lodging impairments at December 31, 2001	8,683	—	46,172	54,855
Healthcare impairments at December 31, 2001	—	24,171	64,198	88,369

Total impairment balance at December 31, 2001	$8,683	$24,171	$110,370	$143,224

Impairment of Real Estate Assets

        At December 31, 2001 and 2000, the companies classified certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on estimated net sale proceeds, the companies recorded an impairment on assets held for sale of $63,533,000, $76,775,000, and $48,344,000 for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the companies recorded an impairment of $29,217,000, $26,421,000, and $0 for the years ended December 31, 2001, 2000 and 1999, respectively, on real estate assets held for use where current facts, circumstances and analysis indicated that the assets might be impaired. The lodging assets classified as held for sale at December 31, 2001 had combined earnings before income taxes, depreciation and amortization of $3,023,000 for the year ended December 31, 2001. The healthcare sale/leaseback assets classified as held for sale at December 31, 2001 had combined lease income of $18,368,000 for the year ended December 31, 2001.

        As of December 31, 2001 and 2000, the companies had an impairment balance of $110,370,000 and $99,902,000, respectively, related to assets held for sale and $8,683,000 and $26,751,000, respectively, pertaining to properties held for use.

Impairment of Mortgage Loans

        During the years ended December 31, 2001, 2000 and 1999, the companies recorded an impairment related to the mortgage portfolio of $22,597,000, $83,633,000, and $14,826,000, respectively (of which $12,378,000 related to working capital and other notes receivables classified as fees, interest and other receivables in 2001). As of December 31, 2001 and 2000, the companies had $24,171,000 and $53,640,000, respectively, in loan valuation reserves primarily relating to mortgage loans in the portfolio.

        The companies continue to evaluate the assets in its total portfolio as well as to pursue an orderly disposition of a significant portion of its healthcare assets. There can be no assurance if or when sales will be completed or whether such sales will be completed on terms that will enable the companies to realize the full carrying value of such assets.

        The following table details the real estate portfolio by type of facility as of December 31, 2001:

Portfolio by Type

	Gross Investment	Net Book Value(2)	# of Operating Properties	% of Portfolio	Mortgages	# of Properties	Leases	# of Leases
	(In thousands, except number of properties and percentages)
Lodging Portfolio:
Hotel(1)	$2,708,995	$2,345,314	292
Healthcare Portfolio:
Assisted Living	256,989	240,405	66	74%	$35,435	3	$204,970	63
Long Term Care and Other	59,207	57,611	3	18%	45,377	2	12,234	1
Medical Office Buildings	26,212	26,212	3	8%	26,212	3	—	—

	342,408	324,228	72	100%	107,024	8	217,204	64
Impairment	—	(88,369)	—		(24,171)		(64,198)

	342,408	235,859	72		$82,853		$153,006

Total Real Estate Portfolio	$3,051,403	$2,581,173	364

(1)
The lodging portfolio net book value is net of the impairment balance of $54,855,000.

(2)
Net book value shown includes non-operating properties and undeveloped land.

        LQ Properties monitors credit risk for its healthcare portfolio by evaluating a combination of publicly available financial information, information provided by the operators themselves and information otherwise available to LQ Properties. The financial condition and ability of these healthcare operators to meet their rental and other obligations will, among other things, have an impact on LQ Properties' revenues, net income (loss), its ability to make distributions to its shareholders and meet debt obligations. Operators of assisted living facilities are experiencing longer fill-up periods and are being impacted by concerns regarding the potential of over-building, increased regulation and the use of certain accounting practices. Accordingly, many of these operators have announced decreased earnings or anticipated earnings shortfalls and have experienced a significant decline in their stock prices. These factors have had a detrimental impact on the liquidity of some assisted living operators, which has slowed their growth plans and may have a negative effect on their operating cash flows and ability to pay their rent or mortgage obligations to LQ Properties.

Operators in Bankruptcy

        As of December 31, 2001, we had exposure to CareMatrix Corporation ("CareMatrix"), an operator, who filed for protection under Chapter 11 on November 11, 2000. As of December 31, 2001, the net assets related to mortgage financing of the three healthcare facilities operated by CareMatrix had a net book value before impairment of $35,292,000. Interest income of $3,431,000 was recorded on a cash basis during the year ended December 31, 2001.

        We continue to monitor CareMatrix and have not come to a definitive agreement with them. Our management has initiated various actions to protect the companies' interests under its mortgages, including the draw down and renegotiation of certain escrow accounts and agreements. While the earnings capacity of certain facilities has been reduced and the reductions may extend to future periods, we believe that we have recorded appropriate impairment provisions based on our assessment of current circumstances. However, upon changes in circumstances, including but not limited to possible foreclosure, there can be no assurance that our investments in these healthcare facilities would not be written down below current carrying value based upon estimates of fair value at such time.

6.    Other Assets

        Other assets include investments in equity securities classified as available-for-sale, La Quinta intangible assets and the TeleMatrix non-compete agreement, furniture, fixtures and equipment and other receivables.

        In January 2001, LQ Properties sold its investment in Nursing Home Properties Plc ("NHP Plc"), a property investment group which specializes in the financing, through sale/leaseback transactions, of nursing homes located in the United Kingdom. The investment included approximately 26,606,000 shares of NHP Plc, representing an ownership interest in NHP Plc of 19.99%, of which LQ Properties had voting rights with respect to 9.99%. LQ Properties sold its investment in NHP Plc for net proceeds of $7,737,000 and recorded a charge to earnings of $22,000 for the difference in the net book value and the selling price of the stock. LQ Properties had recorded a loss on its equity investment through December 31, 2000 of $49,445,000.

        The investment in equity securities classified as available-for-sale also includes 1,081,000 shares of Balanced Care Corporation, a healthcare operator with an initial cost of $1,105,000 of investment. In 2000, LQ Properties recorded a charge to earnings of $834,000, the difference between the carrying value and market value of this investment at December 31, 2000 in accordance with SFAS 115. This investment had a market value of $152,000 and $271,000 at December 31, 2001 and 2000. During 2001, a net adjustment to accumulated other comprehensive income of $119,000 was recorded to reflect the unrealized loss on this investment.

        Intangible assets consist of the La Quinta tradename and the TeleMatrix non-compete agreement which had net book values at December 31, 2001 of $81,150,000 and $553,000, respectively. At December 31, 2000, intangible assets consisted of the La Quinta tradename, assembled workforce and the TeleMatrix non-compete agreement which had net book values of $86,055,000, $1,696,000 and $753,000, respectively.

7.    Fees, Interest and Other Receivables

        On May 31, 2001, the companies sold a note receivable with a carrying value of $30,810,000 (net of a previously recorded reserve of $21,284,000). The companies received total proceeds of $31,974,000 from the sale and recorded a net gain of approximately $1,165,000.

        The companies provide for a valuation allowance against their receivables on a periodic basis. As of December 31, 2001 and 2000 the valuation allowance provided against other assets and receivables aggregated approximately $34,604,000 and $33,100,000, respectively.

8.    Shares of Beneficial Interest/Common Shares

        For the years ended December 31, 2001 and 2000, no distributions were made to common shareholders. Total distributions to common shareholders during the year ended December 31, 1999 included a return of capital per share of 9.4%. The 1999 distributions also included unrecaptured Internal Revenue Code Section 1250 depreciation from real property of 0.3% per share.

        The Series A Preferred Stock is entitled to quarterly dividends at the rate of 9% per annum of the $250 per share liquidation preference. On and after June 17, 2003, the Series A Preferred Stock may be redeemed for cash at the option of LQ Properties, in whole or in part, at a redemption price of $250 per share, plus accrued and unpaid dividends, if any, to the redemption date. The 2001, 2000, and 1999 distributions also included unrecaptured Internal Revenue Code Section 1250 depreciation from real property of 49.8%, 0.0%, and 0.3% per share, respectively.

        During 1999, LQ Properties issued 1,000 shares of 9% Series B Cumulative Redeemable Convertible Preferred Stock (the "Series B Preferred Stock") with a par value of $0.10 per share in connection with the acquisition of TeleMatrix, Inc. The Series B Preferred Stock is entitled to quarterly dividends at the rate of 9% per annum of the $25,000 per share liquidation preference. On and after October 7, 2004, the Series B Preferred Stock may be redeemed for cash at the option of LQ Properties, in whole or in part, at a redemption price of $25,000 per share, plus accrued and unpaid dividends, if any, to the redemption date. The Series B Preferred Stock is convertible, at the option of the holder, into paired common shares on October 7, 2004 or the first day that dividends on any shares of Series B Preferred Stock are in arrears for six or more dividend periods. Each share of Series B Preferred Stock converts into 2,680 paired common shares. The conversion ratio may be adjusted from time to time as defined. Total distributions to holders of Series B Preferred Stock during the years ended December 31, 2001 and 2000 included unrecaptured Code Section 1250 depreciation from real property of 0.0% and 0.0% per share, respectively.

        The following classes of Preferred Stock, Excess Stock and Series Common Stock are authorized as of December 31, 2001; no shares were issued or outstanding at December 31, 2001 and 2000:

        La Quinta Corporation Preferred Stock $0.10 par value; 6,000,000 shares authorized;

        La Quinta Properties, Inc. Excess Stock $0.10 par value; 25,000,000 shares authorized;

        La Quinta Corporation Excess Stock $0.10 par value; 25,000,000 shares authorized;

        La Quinta Properties, Inc. Series Common Stock $0.10 par value; 30,000,000 shares authorized;

        and

        La Quinta Corporation Series Common Stock $0.10 par value; 30,000,000 shares authorized.

9.    Fair Value of Financial Instruments

        Fair value estimates are subjective in nature and are dependent upon a number of significant assumptions associated with each financial instrument or group of financial instruments. Because of a variety of permitted calculations and assumptions regarding estimates of future cash flows, risks, discount rates and relevant comparable market information, reasonable comparisons of the companies' fair value information with other companies cannot necessarily be made.

        The following methods and assumptions were used for real estate mortgages and long term indebtedness to estimate the fair value of financial instruments for which it is practicable to estimate value:

        The fair value of real estate mortgages has been estimated by discounting future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Due to early repayment of approximately $130,897,000 of real estate mortgages and impairment provisions of $22,597,000 taken during the year ended December 31, 2001, the fair market value of real estate mortgages remaining in the portfolio approximate the $82,853,000 carrying value of these mortgages at December 31, 2001. Due to early repayment of approximately

$761,902,000 of real estate mortgages and impairment provisions of $83,633,000 taken during the year ended December 31, 2000, the fair market value of real estate mortgages remaining in the portfolio approximate the $222,571,000 carrying value of these mortgages at December 31, 2000.

        Rates currently available to the companies for debt with similar terms and remaining maturities and the quoted market price for the companies' publicly traded convertible debentures were used to estimate fair value of existing debt. The fair value of the companies' indebtedness amounted to approximately $982,130,000 and $1,421,521,000 as of December 31, 2001 and 2000, respectively. The carrying value of these convertible debentures and other debt was $999,748,000 and $1,596,349,000 as of December 31, 2001 and 2000, respectively.

        The following table summarizes the underlying notional amounts and fair values of interest rate swap agreements as of December 31 (in thousands):

2001		2000
Notional Amount	Fair Value	Notional Amount	Fair Value
—	—	$400,000	$1,000

10. Indebtedness

        Indebtedness at December 31, 2001 and 2000 is as follows:

	2001	2000
	(In thousands)
Notes payable, net:
Principal payments aggregating $106,000 due from August 2002 to September 2015, bearing interest at rates between 7.510% and 8.625%	$92,752	$106,000
Principal payments aggregating $75,050 due in July 2001, bearing interest at 7.6%	—	75,050
Principal payments aggregating $48,200 due in October 2001, bearing interest at 7.11%	—	48,200
Principal payments aggregating $100,000 due in March 2004, bearing interest at 7.25%	100,369	100,539
Principal payments aggregating $100,000 due in September 2005, bearing interest at 7.40%	99,964	99,955
Principal payments aggregating $50,000 due in February 2007, bearing interest at 7.27%	50,000	50,000
Principal payments aggregating $160,000 due in August 2007, bearing interest at 7%	160,000	160,000
Principal payments aggregating $50,000 due in April 2008, bearing interest at 7.33%	50,000	50,000
Principal payments aggregating $150,000 due in August 2011, (redeemable in August 2004 at the option of the note holder) bearing interest at 7.114%	150,000	150,000
Principal payments aggregating $175,000 due in September 2026, (redeemable in September 2003 at the option of the note holder) bearing interest at 7.82%	140,644	175,000
Other	2,500	2,500

	$846,229	$1,017,244

Convertible debentures, net:
7.5% interest, convertible at $30.11 per share, due March 2001	$—	$82,992
9% interest, convertible at $22.47 per share, due January 2002	—	2,370
8.56% interest, convertible at $27.15 per share, due July 2002	—	51,666

	$—	$137,028

Bank notes payable, net:
Term loan due July 17, 2001	$—	$400,000
Term loan due May 31, 2003	145,020	—

	$145,020	$400,000

Bonds and mortgages payable, net:
Mortgage notes, interest ranging from 4.42% to 10.39%, monthly principal and interest payments ranging from $33 to $95 and maturing from March 2001 through March 2033, collateralized by four and ten facilities, respectively	$8,499	$15,706
Manatee County, Florida Industrial Development Revenue Bonds, Series 1995, annual principal payments ranging from $120 in 2001 to $240 due in December 2015, bearing interest at 7.35%, collateralized by one facility	—	3,115
Mortgage loans maturing in October and November of 2001, 5.38% and 9.89%, respectively, weighted average effective interest rates	—	2,646
Industrial Development Revenue Bonds, maturing August 2001 through February 2012, 4.24% and 3.53%, respectively, weighted average effective interest rates	—	20,610

	$8,499	$42,077

	$999,748	$1,596,349

        The notes payable, convertible debentures, bank notes payable and bonds and mortgages payable are presented gross of unamortized debt issuance costs of $9,513,000 and $5,890,000 at December 31, 2001 and 2000, respectively. Amortization expense associated with the debt issuance costs amounted to $5,625,000, $8,342,000, and $13,130,000 for the years ended December 31, 2001, 2000, and 1999, respectively and is reflected in interest expense.

        The companies had the following debt activity for the years ended December 31, 2001 and 2000:

	Notes Payable	Convertible Debentures	Bank Notes Payable	Bonds and Mortgages Payable	Total
	(In thousands)
December 31, 1999	$1,149,155	$185,863	$1,165,359	$113,387	$2,613,764
Repayment of principal	(131,750)	(48,835)	(1,017,359)	(63,649)	(1,261,593)
Borrowings	—	—	252,000	—	252,000
Debt assumed by third party	—	—	—	(7,661)	(7,661)
Other	(161)	—	—	—	(161)

December 31, 2000	1,017,244	137,028	400,000	42,077	1,596,349
Repayment of principal	(170,854)	(137,028)	(499,980)	(30,464)	(838,326)
Borrowings	—	—	245,000	—	245,000
Debt assumed by third party, (note 5)	—	—	—	(2,990)	(2,990)
Other	(161)	—	—	(124)	(285)

December 31, 2001	$846,229	$—	$145,020	$8,499	$999,748

Notes Payable

        During 2000, the companies repaid $87,254,000 of notes payable at maturity. In addition, the companies repurchased $44,496,000 of notes payable, resulting in a gain on early extinguishments of debt of $1,463,000.

        On July 16, 2001, the companies repaid $75,050,000 in notes payable at maturity with proceeds from the Credit Facility, as defined below. On October 17, 2001, the companies repaid $48,200,000 of notes payable at maturity.

        On July 3 and July 10, 2001, the companies repaid a combined $11,000,000 of notes payable scheduled to mature in August 2002 with proceeds from the Credit Facility. During the year ended December 31, 2001, the companies repaid a combined $34,357,000 of notes payable scheduled to mature in September 2026. On November 19, 2001, the companies repaid $2,247,000 of notes payable scheduled to mature in September 2003. These repurchases resulted in a gain on early extinguishments of debt of $935,000.

Convertible Debentures

        On June 30, 2000, the companies repaid the 8.54% convertible debentures with a balance of $34,835,000 that were scheduled to mature on July 1, 2000. During 2000, the companies repurchased $14,000,000 of convertible debentures, which resulted in a gain on early extinguishments of debt of approximately $720,000.

        The companies' convertible debentures with a balance of $82,992,000 matured on March 1, 2001 and were repaid with borrowings under the Tranche A revolving line of credit. On July 30, 2001, the companies redeemed the remaining $54,036,000 in convertible debentures that were scheduled to mature in January and July 2002 with proceeds from the Credit Facility.

Bank Notes Payable

        Effective June 8, 2001, the companies terminated the 1998 credit facility and entered into a new credit agreement with a bank group which provided for a $150,000,000 term loan and a $200,000,000 revolving line of credit (the "Credit Facility"). Effective July 31, 2001, the revolving line of credit under the

Credit Facility was increased to $225,000,000. Borrowings under the term loan initially bears interest at LIBOR plus 3.5% (5.4% at December 31, 2001). The Credit Facility matures on May 31, 2003 and may be extended under certain conditions at the companies' option. Approximately $202,677,000 (net of outstanding letters of credit) was available under the revolving line of credit at December 31, 2001. Borrowings under the revolving line of credit currently bear interest at LIBOR plus 3.25%. At December 31, 2001, there were no borrowings under the revolving line of credit.

        Through December 31, 2001, the companies have repaid $4,980,000 in principal on the Credit Facility from operating cash flow.

Tranche A Revolving Loan (1998 Credit Facility)

        During the year ended December 31, 2000, the companies borrowed $252,000,000 from the Tranche A revolving loan and repaid approximately $917,359,000 of the balance. The companies had no borrowings outstanding on the Tranche A revolving loan at December 31, 2000.

        During the year ended December 31, 2001, the companies borrowed $95,000,000 on the Tranche A revolving loan to repay the convertible debentures which matured on March 1, 2001, and other debt. The balance of the borrowing on the line of credit was fully repaid in April 2001 with proceeds from the sale of healthcare assets, and the facility was terminated in June 2001.

Tranche D Term Loan (1998 Credit Facility)

        During 2000, the companies repaid $100,000,000 of its Tranche D term loan, resulting in a balance of $400,000,000 at December 31, 2000.

        During the year ended December 31, 2001, the companies repaid $400,000,000 on the Tranche D term loan. The Tranche D term loan was fully repaid during 2001 with proceeds from the sale of certain healthcare assets and borrowings under the Credit Facility and was terminated.

Interest Rate Swap Agreement

        At December 31, 2000, LQ Properties was a fixed rate payor of approximately 5.7% and received a variable rate of approximately 6.7%. Differentials in the swapped amounts were recorded as adjustments to interest expense of LQ Properties. Total interest (income) expense related to the swap agreement was approximately $4,070,000 and $4,101,000, respectively, for the years ended December 31, 2000 and 1999.

        During 2000, the companies cancelled $350,000,000 of its interest rate swap agreement. At December 31, 2000, the companies were fixed rate payors of 5.7% under an interest rate swap agreement with an underlying notional amount of $400,000,000 and received a variable rate of 6.7%. Differentials in the swapped amounts were recorded as adjustments to interest expense of the companies during 2000.

        Through June 25, 2001, the companies were fixed rate payors of 5.7% under an interest rate swap agreement with a notional amount of $400,000,000 and received a variable rate of 5.056%, which the companies settled on June 27, 2001. The swap agreement was measured at fair value at March 31, 2001 and recorded as a liability in accounts payable, accrued expenses and other liabilities in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The interest rate swap was not designated as a hedging instrument and, accordingly, a net charge to earnings of $1,235,000 was recorded during the three months ended March 31, 2001, comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle (based on the fair value at January 1, 2001) of $856,000. Upon termination of the interest rate swap agreement on June 25, 2001, the companies decreased interest expense by $670,000, the difference between the fair value of the swap at settlement, $566,000 and the fair value at March 31, 2001.

Bonds and Mortgages Payable

        During the year ended December 31, 2001, the companies repaid $30,464,000 in principal on bonds and mortgages payable from operating cash flow and borrowings under the line of credit. During the year ended December 31, 2000, the companies repaid $63,649,000 of bonds and mortgages payable. In addition, a bonds payable of $2,990,000 and $7,661,000, respectively, were assumed by third parties related to the sales of healthcare assets during the years ended December 31, 2001 and 2000.

        The aggregate maturities of notes payable, convertible debentures, bank notes payable and bonds and mortgages payable for the five years subsequent to December 31, 2001 are as follows:

Year	(In thousands)
2002	$35,194
2003	303,719	(1)
2004	250,873	(2)
2005	116,061
2006 and thereafter	293,901

Total debt	$999,748

(1)
Assumes $141 million of Notes due in 2026 are put to the companies.

(2)
Assumes $150 million of Notes due in 2011 are put to the companies.

11.  Other Expenses

        For the years ended December 31, 2001, 2000, and 1999, other expenses consisted of the following:

	2001	2000	1999
	(In thousands)
Restructuring:
Employee severance and related employment costs	$22,450	$23,968	$25,000
Accelerated amortization of unearned compensation	—	5,240	—
Write-off of software development costs	—	—	3,998
Write-off of capitalized debt costs and swap breakage fees	—	—	6,026
Write-off of debt costs and other prepayment expenses	202	3,142	—
2002 Paired share restructure expense	6,186	—	—
External consulting fees and other	950	301	6,184

Restructuring and related expenses	29,788	32,651	41,208
Other:
Provision for loss on interest and other receivables	14,713	5,146	4,606
Bad debt recoveries	(3,178)	(2,060)	—

Other	1,173	—	—

Other	12,708	3,086	4,606

Total Other Expenses	$42,496	$35,737	$45,814

Restructuring

2002 Paired Share Restructure

        During the year ended December 31, 2001, the companies recorded $6,186,000 of professional fees and other expenses incurred in connection with the corporate restructuring approved by the shareholders on December 20, 2001 (See note 1 and 22).

Five Point Plan

        During the years ended December 31, 2001 and 2000, the companies' investments in healthcare properties mortgage receivables with net book values of $651,691,000 and $1,047,653,000 were sold or repaid prior to maturity. The majority of the remaining investments in healthcare properties are expected to be sold during 2002. In June 2000, the Boards approved a plan to reduce the number of employees by 14 as of December 31, 2000, including four officers, primarily in the financial and legal groups, of the companies' Needham, Massachusetts offices. For the years ended December 31, 2001 and 2000, the companies recorded $19,365,000 and $14,451,000 (including $2,779,000 of accelerated amortization of unearned compensation for the acceleration of vesting periods on 240,000 shares of restricted stock), respectively, of other expense related to severance and retention incentive compensation earned by the healthcare segment employees based on achievement of healthcare asset sale goals and compliance with specified employment terms in order to facilitate the sale of certain healthcare assets and closing of the Needham office by December 2002. Funding of the remaining exit costs, including accrued severance related costs, is expected to occur in 2002 as the sale of healthcare assets and closing of the Needham office ensue.

        The companies incurred approximately $253,000 and $301,000, respectively, of professional fees during the year ended December 31, 2001 and 2000 related to the implementation of the Five Point Plan. In addition, during the year ended December 31, 2001 and 2000, the companies recorded a charge of $202,000 and $3,142,000, respectively, related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt and the reduction of the companies' revolving line of credit.

        In January 2000, the companies executed a separation and consulting agreement with the former Chief Executive Officer, President and Treasurer of LQ Properties pursuant to which LQ Properties made a cash payment of approximately $9,460,000 (including consulting fees), converted 155,000 restricted paired common shares into unrestricted paired common shares (which resulted in approximately $2,461,000 of accelerated amortization of unearned compensation) and continued certain medical, dental and other benefits.

Lodging Cost Control Initiative and Other Charges

        Effective December 31, 2001, the companies took steps to reduce lodging operating costs in response to the decline in economic conditions and the impact on the lodging industry. These steps included eliminating approximately 60 corporate positions from the lodging segment. In addition, in October 2001, the companies entered into separation agreements with the former Senior Vice President and General Counsel of the companies and the Senior Vice President-Human Resources. As a result, the companies recorded $3,085,000 of expenses related to severance and retention compensation for the year ended December 31, 2001. During the year ended December 31, 2001, the companies incurred approximately $697,000 of professional fees and other expenses in connection with development of certain of recurring costs savings initiatives and improved policies and procedures. During the year ended December 31, 2000, the companies recorded $2,836,000 in expenses related to certain lodging segment employment and severance agreements.

        During the year ended December 31, 1999, the companies also recorded a charge of approximately $3,998,000 to write-off certain internal and external software development costs related to a front desk system under development for the lodging division based on La Quinta management's decision to abandon the project.

1998 Plan

        In May 1999, the companies entered into a separation agreement with the former Director and Chairman of the companies and Chief Executive Officer and Treasurer of LQ Corporation. Under the terms of the separation agreement, the companies made severance payments totaling $25,000,000 in cash and continued certain life insurance benefits.

        During the year ended December 31, 1999, the companies incurred approximately $12,210,000 of non-recurring costs associated with the development and implementation of the comprehensive restructuring plan adopted in November 1998 (the "1998 Plan"). These costs primarily relate to the early repayment and modification of certain debt, other advisory fees related to the 1998 Plan and the separation agreement.

        Changes in accrued restructuring costs were as follows:

	Severance & Employment Costs	Other	Total
	(In thousands)
December 31, 1999	$—	$2,125	$2,125
Expense Recorded(a)	23,968	—	23,968
Payments	22,907	2,125	25,032

December 31, 2000	$1,061	$—	$1,061
Expense Recorded(a)	22,450	7,136	29,586
Payments	5,584	3,723	9,307

December 31, 2001	$17,927	$3,413	$21,340

(a)
The companies wrote off debt costs and other prepayment expenses of $202,000 and $3,142,000, respectively, during the years ended December 31, 2001 and 2000 which were reflected as write-downs of other assets and therefore did not affect the restructuring accrual. Additionally, during the year ended December 31, 2000, the companies recorded restructuring expense related to the accelerated amortization of unearned compensation, included in the equity section of the balance sheet, of $5,240,000 which did not affect the restructuring accrual.

Other

        During the years ended December 31, 2001, 2000, and 1999, the companies recorded provisions and other expenses of approximately $14,713,000, $5,146,000, and $4,606,000, respectively, on working capital and other receivables management considered uncollectable. The companies also recorded approximately $3,178,000 and $2,060,000 of bad debt recoveries during the years ended December 31, 2001 and 2000, respectively, related to receivables written off in prior years.

        Effective December 31, 2000, the companies terminated its non-qualified Trustee Retirement Plan (the "Retirement Plan") (See note 15). The companies recorded approximately $1,173,000 of expenses related to the impending settlement of the Retirement Plan in the year ended December 31, 2001.

12.  Lease Commitments

Lodging

        The Participating Hotel Facility Leases between LQ Properties and LQ Corporation are generally long-term and provide for quarterly base or minimum rents plus contingent or percentage rents based on quarterly gross revenue thresholds for each hotel facility. LQ Corporation is generally responsible for paying all operating expenses of the hotel facilities while LQ Properties is responsible for costs attributable to real estate taxes and insurance. The leases are accounted for as operating leases. Total rental expense recognized by LQ Corporation to LQ Properties under such leases was approximately $275,359,000, $278,379,000, and $274,018,000 for the years ended December 31, 2001, 2000, and 1999, respectively, of which approximately $34,719,000, $45,651,000, and $50,715,000, respectively, was contingent rent. At December 31, 2001 and December 31, 2000, LQ Corporation owed LQ Properties $163,633,000 and $58,567,000, respectively, related to these hotel leases. LQ Corporation operates at a substantial loss due in part to the lease payments required to be made under the intercompany leases. Due to the unexpected shortfall in the operating revenues generated by the leased hotels, LQ Properties and LQ Corporation are considering modifying substantially all of the intercompany leases which would result in a decline in revenue for LQ Properties and a decline in expenses for LQ Corporation.

        At December 31, 2001, LQ Properties' future minimum rents receivable from LQ Corporation under existing noncancelable Participating Hotel Facility Leases, are as follows:

Year Ended December 31,	(In thousands)
2002	$240,746
2003	120,373

Total	$361,119

        LQ Properties also leases properties it owns to third-parties, which are generally operated as restaurants. These leases are accounted for as operating leases and expire over a period from 2001 to 2021 and provide for minimum rent and contingent rent based on a percentage of annual sales in excess of stipulated amounts. Total properties rental income for 2001, 2000, and 1999 was $6,240,000, $6,182,000, and $7,188,000, respectively, of which $993,000, $393,000, and $1,109,000, respectively, was contingent rent.

        LQ Properties' future minimum rents at December 31, 2001, to be received under non-cancelable operating leases, are as follows:

Year Ended December 31,	(In thousands)
2002	$4,883
2003	4,274
2004	3,786
2005	3,404
2006	2,713
Thereafter	8,108

Total	$27,168

        LQ Properties is also committed to third-parties for certain ground lease arrangements which contain contingent rent provisions based upon revenues and also certain renewal options at fair market value at the conclusion of the initial lease terms. The leases extend for varying periods through 2014.

Future minimum rental payments required under operating ground leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year Ended December 31,	(In thousands)
2002	$274
2003	274
2004	274
2005	197
2006	197
Thereafter	725

Total	$1,941

        Total rent for ground leases was $474,000, $516,000, and $576,000 for 2001, 2000, and 1999, respectively.

        LQ Corporation leases certain non-hotel real estate and equipment for the hotels' operations under various lease agreements. The leases extend for varying periods through 2009 and generally are for a fixed monthly amount. LQ Corporation's future minimum rents at December 31, 2001, payable under non-hotel non-cancelable operating leases, are as follows:

Year Ended December 31,	(In thousands)
2002	$2,582
2003	2,585
2004	1,738
2005	1,534
2006	1,534
Thereafter	4,092

Total	$14,065

        Total rent expense for operating leases was approximately $2,887,000, $2,834,000, and $2,536,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Healthcare

        LQ Properties' healthcare related property and facilities are generally leased pursuant to non-cancelable, fixed-term operating leases expiring from 2005 to 2011. The leases ordinarily provide multiple, five-year renewal options and the right of first refusal or the option to purchase the facilities at the greater of the fair market value or LQ Properties' investment at the end of the initial term of the lease or at various times during the lease.

        The healthcare related lessees are required to pay aggregate base rent during the lease term and applicable debt service payments as well as additional rent (as defined in the lease agreements). All of the healthcare related leases are triple net which require the lessees to pay all taxes, insurance, maintenance and other operating costs of the land and facilities.

        Future minimum rents, contractually obligated to be received by LQ Properties for healthcare related leases for the years subsequent to December 31, 2001, are as follows:

Year Ended December 31,	(In thousands)
2002	$20,765
2003	20,765
2004	20,765
2005	20,719
2006	20,002
Thereafter	26,219

Total	$129,235

13.  Commitments and Contingencies

        At December 31, 2001, La Quinta had approximately $22 million of letters of credit required under certain insurance arrangements issued under its revolving credit facility. In addition, the companies issued a letter of credit in the amount of $4.8 million in January of 2002 to guarantee the payment of interest and principal on individual revenue bonds, which are the obligation of an unrelated third party. The guarantee of the bonds was a condition of the sale of a healthcare asset by the companies to the third party in September 1995. The letter of credit originally backing the bonds was drawn on in June 2001 to repurchase the bonds due to the refinancing of the 1998 Credit Facility. Therefore, as of December 31, 2001, the companies had recognized our funding of the draw on the letter of credit and recorded a receivable from the third party. In January 2002, the third party remarketed the bonds and repaid La Quinta upon which La Quinta was required to issue the $4.8 million letter of credit.

        On December 7, 2000, a legal action was filed in the United States District Court for the District of Colorado, entitled Eric Potteiger v. La Quinta Inns, Inc. and The Meditrust Companies (Civ. Action No. 00-D-2456). On December 7, 2000, a legal action was filed in the District Court, Denver County, State of Colorado, entitled Amy Bronn and Mike Bronn v. La Quinta Inns, Inc. and The Meditrust Companies (Cause No. 00CV9364) (remanded to Colorado State Court in February, 2002). On March 29, 2001, a legal action was filed in the United States District Court for the District of Colorado, entitled Dawn Grawe v. La Quinta Inns, Inc. and The Meditrust Companies (Civ. Action No.—0552). The La Quinta Companies are named as defendants in each of the complaints. Plaintiffs in each of these suits seek to recover compensatory and punitive damages from us for injuries which they allegedly sustained in October 2000 as a result of carbon monoxide exposure which they experienced while guests at a La Quinta Inn & Suites. The companies have insurance coverage that may be available to cover some or all of the potential losses resulting from such incidents although losses characterized as punitive or similar damages may not be covered by customary insurance coverage such as ours. The companies believe that La Quinta Inns, Inc. has meritorious defenses to these lawsuits, as well as claims against non-parties to these lawsuits that may satisfy all or part of any potential liability that may be found against La Quinta Inns, Inc. We intend to vigorously contest and defend these cases.

        On June 27, 2001, a complaint was filed in the United States District Court for the District of Massachusetts, entitled Steadfast Insurance Co. v. Meditrust Corp., et al., Civ Action No. 01-CV-1115-MEL. On November 30, 2001 that complaint was amended, and the amended complaint was entitled Steadfast Insurance Co. v. La Quinta Properties, Inc., Civ Action No. 01-CV-1115-MEL. The amended complaint was filed by plaintiff under seal. LQ Properties accepted service of the amended complaint on December 19, 2001. The plaintiff, which claims to be the subrogee or assignee of the claims of various entities, alleges purported causes of action including breach of contract, negligence, violation of 15 USC § 771, violation of Mass. Gen. L. c. 110 § 410, negligent misrepresentation, and violation of Mass. Gen. L. c. 93A, § 11, arising out of an alleged misrepresentation in the offering memorandum for Meditrust Corporation's 7.114% Exercisable Put Option Securities. The amended complaint seeks approximately $15 million plus other potential damages. The companies believe that LQ Properties has meritorious defenses to the lawsuit, as well as claims against non-parties to the lawsuit that may satisfy all or part of any potential liability that may be found against LQ Properties. We intend to vigorously contest and defend this case.

        On January 4, 2002, a legal action was filed in the United States District Court for the Central District of California, entitled KSL Desert Resorts, Inc. v. La Quinta Corporation, et al., (No. CV-02-007 RT (SGLx)). LQ Corporation is named as defendant in the complaint. The plaintiff, which uses the name "La Quinta Resort & Club," claims that the companies have infringed its federal trademark, have falsely designated the origin of our goods and services, are diluting plaintiff's trademark, have committed California statutory and common law trademark infringement, and have engaged in common law and statutory unfair competition. The plaintiff seeks an injunction to prevent the companies, our agents, servants, employees, and our attorneys from using the mark "La Quinta" in Palm Springs, in the Coachella Valley, or throughout the United States. The plaintiff also seeks to cancel our federal trademark registrations that include the phrase "La Quinta" and to require destruction of any items under our control, which include the phrase "La Quinta." The action remains in the pre-trial stage. We intend to vigorously contest and defend this case.

        We are party to a number of other claims and lawsuits arising out of the normal course of business. Certain of these claims involve healthcare facilities owned, or formerly owned, by LQ Properties that are leased to and operated by third party operators. Although we require our third party operators to maintain insurance coverage, this insurance coverage may not be adequate to fully protect us. We have been notified that one of the companies providing such insurance coverage, Reliance Insurance Company, was ordered into liquidation on October 3, 2001. Although we cannot predict what effect this liquidation will have on pending claims, we do not consider our ultimate liability with respect to any of these claims or lawsuits, as well as any other claims and lawsuits arising in the normal course of our business, to be material in relation to our consolidated financial condition or operations.

        LQ Properties had purchase commitments related to certain new construction and renovation projects in the lodging segment of approximately $17,509,000 at December 31, 2001.

14.  Restricted Stock and Stock Option Plan

        The La Quinta Properties, Inc. Amended and Restated 1995 Share Award Plan (the "La Quinta Properties Plan") provides that the maximum number of Common Shares (the "La Quinta Properties Shares") that may be issued under the La Quinta Properties Plan shall not exceed the sum of 3,616,741 plus an amount equal to 5% of the La Quinta Properties Shares outstanding from time to time. The La Quinta Corporation Amended and Restated 1995 Share Award Plan (the "La Quinta Corporation Plan" and together with the La Quinta Properties Plan, the "Plans") provides that the maximum number of Common Shares (the "La Quinta Shares") that may be issued under the La Quinta Corporation Plan shall not exceed an amount equal to 5% of the La Quinta Corporation Shares outstanding from time to time.

        Under each of the Plans, the maximum number stock appreciation rights that may be granted to an eligible person during any one year period shall not exceed 450,000, subject to certain adjustments. Also, under each of the Plans, awards are to be issued either as Options, Dividend Equivalents, Stock Appreciation Rights, Restricted Stock Awards, Performance Share Awards or Stock Bonuses (each, an "Award"). At December 31, 2001, under the La Quinta Properties Plan and the La Quinta Corporation Plan, 5,802,000 and 793,000 shares, respectively, were available for future grant.

        Each Award expires on such date as determined by management and the Compensation Committee of the Boards of Directors (the "Committee"), but in the case of options or other rights to acquire Paired Common Shares, not later than 10 years after the date of the Award. Options granted under each of the Plans vest according to a schedule determined by the Committee. The Committee may authorize the deferral of any payment of cash or issuance of Paired Common Shares under each of the Plans at the election and request of a participant. Up to 4,000,000 shares are available under each of the Plans to be issued as incentive stock options. Directors, officers, employees and individual consultants, advisors or agents who render or who have rendered bona fide services to the companies are eligible to participate in the Plans.

        The Committee has the discretion to accelerate or extend the exercisability or vesting of any or all such outstanding Awards within the maximum ten-year period, including in the event of retirement, death or termination of employment. Options outstanding at December 31, 2001 expire in 2001 through 2011.

        Under each of the Plans, a like number of shares of the La Quinta Properties, Inc. Shares or La Quinta Corporation Shares, as the case may be, shall be purchased from the other corporation or arrangements shall be made with such other corporation for the simultaneous issuance by the other corporation of the same number of Common Shares as the number of Common Shares issued in connection with an Award. Under each of the Plans, the option price shall not be less than the par value of the La Quinta Properties, Inc. Shares and the La Quinta Corporation Shares subject to the Award. In the event of a "change in control," as defined in each of the Plans, all options outstanding will become fully vested.

        As a result of the restructuring discussed in note 1, effective January 2, 2002, LQ Properties became a subsidiary controlled by LQ Corporation. In the restructuring, each outstanding share of common stock of LQ Properties was converted into one share of class B common stock of LQ Properties. Each share of class B common stock was paired and trade as a single unit with the common stock of LQ Corporation that had previously been paired with the common stock of LQ Properties.

        On December 20, 2001, the companies' shareholders approved the La Quinta Corporation 2002 Stock Option and Incentive Plan (the "2002 Stock Option Plan"). The 2002 Stock Option Plan authorized La Quinta Corporation (and La Quinta Properties as a result of the new structure which pairs the class B common stock and the La Quinta Corporation common stock—See note 1) to issue, pursuant to various stock incentive awards, 6,900,000 paired shares. No more than 25 percent of the paired shares available for grant under the 2002 Stock Option Plan will be available for grants in the form of awards other than options. The number of paired shares reserved for issuance under the 2002 Stock Option Plan is subject to adjustment for stock splits, stock dividends and similar events. The 2002 Stock Option Plan will replace the La Quinta Properties Plan and the La Quinta Corporation Plan—although it will not affect any awards previously granted under either of these 1995 Plans.

        The companies apply the provisions of Accounting Principles Board Option No. 25 (APB No. 25) in accounting for stock-based awards. Accordingly, no compensation cost has been recognized for the fixed stock option plans.

Restricted Stock Performance Awards

        Restricted stock performance awards have been granted under the Plans. The shares carry voting and dividend rights; however, sale of the shares is restricted prior to vesting. Subject to continued employment, vesting occurs over three years from the date of grant upon achievement of performance goals as defined, or as the Boards of Directors may determine.

        A summary of the companies' restricted stock activity and related information follows:

	For the year ended December 31,
	2001		2000		1999
	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price
Outstanding at beginning of year	1,710	$4	395	$21	315	$22
Granted	214	3	1,760	4	230	14
Vested	—	—	(395)	16	—	—
Forfeited	(259)	3	(50)	15	(150)	15

Outstanding at end of year	1,664	$3	1,710	$4	395	$21

        Unearned compensation was charged for the market value of the restricted shares on the date of grant and is being amortized over the restricted period. The unamortized unearned compensation value is shown as a reduction of shareholders' equity in the accompanying consolidated and combined balance sheets. For the years ended December 31, 2001, 2000, and 1999, amortization of unearned restricted stock compensation was $1,918,000, $1,336,000, and $1,136,000, respectively. In January 2000, the companies executed a separation and consulting agreement with the Chief Executive Officer, President and Treasurer of LQ Properties and reduced the number of employees in the financial and legal groups of the companies' Needham, Massachusetts offices. Under the terms of certain severance agreements, vesting of 395,000 restricted paired common shares was accelerated, such that the shares were unrestricted at December 31, 2000. Accordingly, during the year ended December 31, 2000, the companies recorded $5,240,000 of accelerated amortization of unearned compensation.

Stock Options

        Options to purchase 1,346,000 La Quinta Properties, Inc. Shares and 931,000 La Quinta Corporation Shares were exercisable as of December 31, 2001.

        Had compensation cost for the companies' stock option-based compensation plans been determined based on the fair value at the grant dates for Awards under the Plans consistent with the method pursuant to SFAS No. 123, the companies' net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the year ended December 31,
	2001	2000	1999
	(In thousands, except per share amounts)
Net (loss) income available to Paired Common Shareholders:
As reported	$(300,360)	$(352,156)	$73,542
Pro forma	(302,542)	(352,924)	71,535
(Loss) earnings per Paired Common Share:
Basic as reported	$(2.10)	$(2.48)	$0.52
Diluted as reported	(2.10)	(2.48)	0.51
Basic pro forma	(2.12)	(2.49)	0.50
Diluted pro forma	(2.12)	(2.49)	0.50

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999: dividend yield of 0.0%, 0.0%, and 17.0% and expected volatility of 58%, 50%, and 48% for each year, respectively. Other assumptions used in the Black-Scholes analysis include risk-free interest rates of 3.4%, 5.9%, and 5.6% in 2001, 2000, and 1999, respectively and an expected life of four years for each grant.

        A summary of the companies' stock option activity and related information follows:

	For the year ended December 31,
	2001		2000		1999
	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price	Shares (000's)	Weighted Average Exercise Price
Outstanding at beginning of year	8,116	$10	4,311	$21	5,022	$20
Granted	3,003	5	5,532	4	100	13
Exercised	(23)	3	—	—	(17)	4
Forfeited	(2,174)	15	(1,727)	20	(794)	17

Outstanding at end of year	8,921	$7	8,116	$10	4,311	$21

Options exercisable at year end	2,277		1,374		1,489
Weighted average fair value of options granted during the year		$2.44		$0.89		$1.42

        The weighted-average exercise price equals the weighted-average grant date fair value as if all options were granted at fair market value on the date of grant.

        The following table summarizes information about fixed stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
	Number Outstanding at 12/31/01 (000's)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/01 (000's)	Weighted Average Exercise Price
Range of exercise prices:
$1.94-$3.87	2,748	9	$2.96	722	$2.98
$4.03-$5.99	3,694	9	5.09	304	4.72
$6.00-$8.88	1,232	8	6.73	309	6.77
$9.19-$32.77	1,247	6	20.27	942	21.01

	8,736	9	$6.80	2,277	$11.18

15.  Retirement, Pension and Other Benefits

        During 1995, LQ Properties entered into a Split-Dollar Life Insurance Agreement with a trust established by the then Chairman and Chief Executive Officer, pursuant to which LQ Properties has agreed to advance policy premiums on life insurance policies paying a death benefit to the trust. LQ Properties is entitled to reimbursement of the amounts advanced, without interest, which right is collateralized by an assignment of the life insurance policies and a personal guarantee of the former Chairman in the amount of the excess, if any, of the premiums paid by LQ Properties over the cash surrender value of the insurance policies. The cash surrender value of the life insurance policies are included in other assets. As of December 31, 2001, LQ Properties had taken loans of $14,000,000 against the cash surrender value of the policies which were included in other liabilities.

        The companies have savings plans that qualify under Section 401(K) of the Code under which eligible employees are entitled to participate up to a specified annual maximum contribution level. The companies match a portion of such contributions that amounted to $1,095,000, $369,000, and $538,000, for the years ended December 31, 2001, 2000, and 1999, respectively. During 2000, the Boards of Directors approved enhancements to benefits provided to employees under the 401(K) Plan. These enhancements include an increase in La Quinta's match of employee contributions and a change in vesting requirements which allow employees more favorable vesting terms.

        LQ Properties entered into a non-qualified Trustee Retirement Plan (the "Retirement Plan") during 1996. On December 31, 1998, the La Quinta Supplemental Executive Retirement Plan ("SERP") was established with a prior service cost of $3,004,000. On October 23, 2000, the Boards of Directors approved the termination of the SERP and the Retirement Plan. The termination was effective on December 31, 2000.

        Prior to January 1, 1999, the La Quinta Retirement Plan was a defined benefit pension plan covering all La Quinta employees. Benefits accrued to the participant according to a career average benefit formula integrated with Social Security benefits. The companies' funding policy for this plan was to annually contribute the minimum amount required by federal law. Effective January 1, 1999, the companies converted their existing La Quinta Retirement Plan to a cash balance pension plan. Existing accrued benefits under the La Quinta Retirement Plan were converted into a beginning account balance as of January 1, 1999, which decreased the projected benefit obligation by $1,122,000. Under the cash balance pension plan, the companies make quarterly contributions to the account based on a percentage of quarterly employee compensation and years of service. Interest credits to the account balances are based on rates for one-year US Treasury Securities. The account balances are available to employees after they reach age 55.

        During 1999, a significant portion of the executives covered under the SERP terminated employment resulting in a decrease in the projected benefit obligation of $1,420,000 and an acceleration of prior service cost recognition of $1,355,000. The impact on the statement of operations was a gain of $56,000. In January 2001, the companies paid out the $198,000 remaining balance of the SERP assets to plan participants.

        Pending receipt of a final determination letter from the Internal Revenue Service, the companies expect to distribute the Retirement Plan assets to the participants in 2002. In 2001, the companies recorded $1,173,000 of expense related to the Retirement Plan.

        The companies expect to make a final contribution to the plan prior to the distribution of its assets to the participants. The final amount of this distribution and obligation may vary from amounts estimated due to the impact of changes in interest rates over the time period through the date the companies receive the final determination letter from the IRS. The companies may incur additional expenses upon distribution of up to $2,000,000 based on actuarial estimates to date.

        The following table provides detail of the changes in benefit obligations, components of benefit costs and weighted-average assumptions for the La Quinta SERP and the Retirement Plan at December 31, 2001 and 2000:

	2001	2000
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$20,067	$20,528
Service cost	—	1,948
Interest cost	1,329	1,483
Actuarial (gain) loss	(111)	729
Benefits paid	(2,109)	(2,447)
Curtailment	—	(2,174)

Benefit obligation at end of year	$19,176	$20,067
Change in Plan Assets:
Fair value of plan assets at beginning of year	$18,220	$20,509
Actual return on plan assets	379	(1,047)
Employer contribution	1,922	1,205
Benefits paid	(2,108)	(2,447)

Fair value of plan assets at end of year	$18,413	$18,220
Funded status	$(763)	$(1,847)
Unrecognized actuarial gain	852	455

Net amount recognized	$89	$(1,392)
Amounts Recognized in the Statement of Financial Position Consist of:
Accrued benefit liability	$(763)	$(2,377)
Minimum pension liability	(852)	(985)

Net amount recognized	$89	$(1,392)
Weighted-Average Assumptions:
Discount rate as of end of year	6.00%	7.00%
Expected return on plan assets for the year	2.00%	8.00%
Rate of compensation increase as of end of year
Management employees	6.00%	6.00%
Non-management employees	5.00%	5.00%
Components of Net Periodic Benefit Cost:
Service cost	$—	$1,948
Interest cost	1,329	1,483
Expected return on plan assets	(359)	(1,609)
Amortization of:
Prior service cost	—	476
Gain from prior periods	—	(61)
Curtailment gain	—	(1,849)

Net periodic benefit cost	$970	$388

16.  Income Taxes

        LQ Properties has elected to be treated as a REIT under the Code. During the year ended December 31, 2001, LQ Properties recognized current period taxable income and made distributions to its preferred shareholders in excess of that amount. The financial statements for LQ Properties reflect a tax provision and related balance sheet accounts recorded for TeleMatrix and other taxable REIT subsidiaries. On December 31, 2001, the IRS released revised temporary and proposed regulations concerning the treatment of net built-in-gain of C-corporation assets that become assets of a REIT in a carryover basis transaction. The regulations generally require the C-corporation to recognize gain and be subject to corporate-level tax, as if it had sold all the assets transferred at fair market value. In lieu of this treatment, the regulations permit the REIT to elect to be subject to the rules of Section 1374 of the Code. These rules generally subject the REIT to corporate-level tax on built-in gains recognized from the sale of transferred assets within ten years. LQ Properties has determined that the regulations are applicable to assets transferred from La Quinta and has elected to be subject to the rules of Section 1374 of the Code for built-in gains recognized within ten years of the La Quinta merger date.

        Section 382 of the Code restricts a corporation's ability to use its net operating loss ("NOL") carryforwards following certain "ownership changes." LQ Corporation determined that such an ownership change occurred and accordingly a portion of the NOL carryforwards available for use in any particular taxable year will be limited. To the extent that LQ Corporation does not utilize the full amount of the annual NOL limit, the unused amount may be used to offset taxable income in future years. NOL carryforwards expire 20 years after the year in which they arise (15 years for NOLs arising prior to 1998) and the last of LQ Corporation's NOL carryforwards will expire in 2021. A valuation allowance is provided for the full amount of the NOL's as the realization of the tax benefits from such NOLs is not assured.

        LQ Corporation has provided a valuation allowance with respect its net deferred tax assets as realization of these amounts was not reasonably assured before completion of the restructuring on January 2, 2002.

        The components of deferred income taxes for LQ Properties as of December 31, 2001 and 2000 are as follows:

	December 31,
	2001	2000
	(In thousands)
Deferred tax liabilities for continuing operations:
Fixed assets	$345	$378

Total deferred tax liabilities	345	378

Deferred tax assets for continuing operations:
Receivable valuation reserves	6,210	—
Non-compete covenant	110	61
Expense accruals deductible when paid	43	—

Total deferred tax assets	6,363	61

Valuation allowance	(4,473)	—

Net deferred tax asset (liability)	$1,545	$(317)

        Components of deferred income taxes for LQ Corporation as of December 31, 2001 and 2000 are as follows:

	December 31,
	2001	2000
	(In thousands)
Deferred tax liabilities for continuing operations:
Amortization of assembled workforce and reservation system	$—	$645
Depreciation	4,729	2,347
Other depreciation	776	—

Total deferred tax liabilities	5,505	2,992

Deferred tax assets for continuing operations:
Federal net operating loss carryovers	75,775	45,418
State net operating loss carryovers	6,495	4,851
Self-insurance deductible when paid	9,551	8,774
Compensation accruals	3,011	—
Vacation pay deductible when paid	1,485	1,490
Allowance for bad debts	1,039	—
Pension plan	351	454
Other	3,602	1,535

Total deferred tax assets	101,309	62,522

Valuation allowance	(95,804)	(60,023)

Net deferred tax liability	$—	$(493)

        A reconciliation of LQ Properties' total income tax provision for the calendar year 2001, 2000, and 1999 to the statutory federal corporation income tax rate and applicable state tax rates is as follows:

	For the year ended December 31,
	2001	2000	1999
	(In thousands)
Computed "expected" tax provision	$(1,468)	$(128)	$—
Initial deferred tax provision	1,282	384	—
State tax provision, net of federal effect	178	20	—
Nondeductible amortization	495	350	—
Other	1	3	—

Total income tax expense	$488	$629	$—

        A reconciliation of LQ Corporation's total income tax benefit for calendar year 2001, 2000, and 1999 to the statutory federal corporation income tax rate of 35% and applicable state tax rates as follows:

	For the year ended December 31,
	2001	2000	1999
	(In thousands)
Computed "expected" tax provision	$(35,589)	$(21,522)	$(12,124)
State tax provision, net of federal effect	(3,051)	(1,874)	(1,623)
Premerger liabilities	—	—	(956)
Relocation costs	(277)	(189)	(1,832)
Write-off of paired-share intangible	10,889	—	—
Initial deferred tax liability—assets acquired from LQ Properties	465	—	—
Valuation allowance	35,781	23,465	16,098
Other	(8,218)	120	437

Total income tax benefit	$—	$—	$—

17.  Earnings Per Share

Combined consolidated earnings per share for the companies is computed as follows:

	For the year ended December 31,
	2001	2000	1999
	(In thousands, except per share amounts)
(Loss) income from continuing operations	$(284,151)	$(335,559)	$59,412
Preferred stock dividends	(18,000)	(18,000)	(16,283)

(Loss) income available to Common Shareholders before discontinued operations and extraordinary item	(302,151)	(353,559)	43,129
Discontinued operations, net	856	—	30,413
Gain on early extinguishments of debt	935	1,403	—

Net (loss) income available to Common Shareholders	(300,360)	$(352,156)	$73,542

Average outstanding shares of Paired Common Stock	143,011	141,854	142,783
Dilutive effect of:
Contingently issuable shares	—	—	91
Stock options	—	—	33

Average outstanding equivalent shares of Paired Common Stock	143,011	141,854	142,907

Assuming no dilution:
(Loss) income available to Common Shareholders before discontinued operations and extraordinary item	$(2.12)	$(2.49)	$0.30
Discontinued operations, net	—	—	0.22
Gain on early extinguishments of debt	0.01	0.01	—
Cumulative effect of change in accounting principle	0.01	—	—

Net (loss) income available to Common Shareholders	$(2.10)	$(2.48)	$0.52

Assuming dilution:
(Loss) income available to Common Shareholders before discontinued operations and extraordinary item	$(2.12)	$(2.49)	$0.30
Discontinued operations, net	—	—	0.21
Gain on early extinguishments of debt	0.01	0.01	—
Cumulative effect of change in accounting principle	0.01	—	—

Net (loss) income available to Common Shareholders	$(2.10)	$(2.48)	$0.51

        Options to purchase 2,651,000, 7,498,000, and 4,311,000 Paired Common Shares at prices ranging from $5.45 to $32.77 (in 2001) were outstanding during the years ended December 31, 2001, 2000, and 1999, respectively, but were not included in the computation of diluted earnings per share ("EPS") because the options' exercise prices were equal to or greater than the average market price of the common shares or because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from September 2004 to November 2011, were still outstanding at December 31, 2001.

        In addition, options to purchase 6,270,000 Paired Common Shares (weighted average effect of 1,522,000 shares for the year ended December 31, 2001) at prices ranging from $1.94 to $5.38 were outstanding during fiscal year 2001 and were not included in the computation of EPS because their inclusion would result in an antidilutive per-share amount as the companies reported a loss from continuing operations available to Common Shareholders for the year ended December 31, 2001.

        In addition, options to purchase 618,000 Paired Common Shares (weighted average effect of 95,000 shares for the year ended December 31, 2000) at prices ranging from $1.81 to $2.81 were outstanding during fiscal year 2000 and were not included in the computation of EPS because their inclusion would result in an antidilutive per-share amount as the companies reported a loss from continuing operations available to Common Shareholders for the year ended December 31, 2000.

        Convertible debentures outstanding for the years ended December 31, 2000, and 1999 of 5,118,000, and 6,540,000 Paired Common Shares, respectively and Convertible Preferred Stock for the year ended December 31, 2001, 2000 and 1999 of 2,680,000 Paired Common Shares are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect. During 2001, the companies repaid the remaining convertible debentures (See note 10).

La Quinta Properties, Inc. earnings per share is computed as follows:

	For the year ended December 31,
	2001	2000	1999
	(In thousands, except per share amounts)
(Loss) income from continuing operations	$(182,467)	$(274,068)	$89,914
Preferred stock dividends	(18,000)	(18,000)	(16,283)

(Loss) income available to Common Shareholders before discontinued operations and extraordinary item	(200,467)	(292,068)	73,631
Discontinued operations, net	856	—	40,216
Gain on early extinguishments of debt	935	1,403	—

Net (loss) income available to Common Shareholders	$(198,676)	$(290,665)	$113,847

Average outstanding shares of Paired Common Stock	144,316	143,159	144,088
Dilutive effect of:
Contingently issuable shares	—	—	91
Stock options	—	—	33

Average outstanding equivalent shares of Paired Common Stock	144,316	143,159	144,212

Assuming no dilution:
(Loss) income available to Common Shareholders before discontinued operations and extraordinary item	$(1.40)	$(2.04)	$0.51
Discontinued operations, net	—	—	0.28
Gain on early extinguishments of debt	0.01	0.01	—
Cumulative effect of change in accounting principle	0.01	—	—

Net (loss) income available to Common Shareholders	$(1.38)	$(2.03)	$0.79

Assuming dilution:
(Loss) income available to Common Shareholders before discontinued operations and extraordinary item	$(1.40)	$(2.04)	$0.51
Discontinued operations, net	—	—	0.28
Gain on early extinguishments of debt	0.01	0.01	—
Cumulative effect of change in accounting principle	0.01	—	—

Net (loss) income available to Common Shareholders	$(1.38)	$(2.03)	$0.79

        Options to purchase 2,056,000, 4,802,000, and 3,119,000 Paired Common Shares at prices ranging from $6.72 to $32.77 were outstanding during the years ended December 31, 2001, 2000, and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Common Shares or because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from September 2004 to April 2010, were still outstanding at December 31, 2001.

        In addition, options to purchase 1,575,000 Paired Common Shares (weighted average effect of 333,000 shares for the year ended December 31, 2001) at prices ranging from $3.31 to $5.38 were outstanding during fiscal year 2001 and were not included in the computation of EPS because their inclusion would result in an antidilutive per share amount as LQ Properties reported a loss from continuing operations available to Common Shareholders for the year ended December 31, 2001.

        Convertible debentures outstanding for the years ended December 31, 2000, and 1999 of 5,118,000, and 6,540,000 Paired Common Shares, respectively and Convertible Preferred Stock for the years ended December 31, 2001, 2000 and 1999 of 2,680,000 Paired Common Shares were not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect. During 2001, LQ Properties paid the remaining convertible debentures (See note 10).

La Quinta Corporation earnings per share is computed as follows:

	For the year ended December 31,
	2001	2000	1999
	(In thousands, except per share amounts)
Loss from continuing operations	$(101,684)	$(61,491)	$(30,502)
Discontinued operations	—	—	(9,803)

Net loss available to Common Shareholders	$(101,684)	$(61,491)	$(40,305)

Average outstanding shares of Paired Common Stock	143,011	141,854	142,783
Dilutive effect of:
Contingently issuable shares	—	—	—
Stock options	—	—	—

Average outstanding equivalent shares of Paired Common Stock	143,011	141,854	142,783

Earnings per share
Assuming no dilution:
Loss available to shareholders before discontinued Operations	$(0.71)	$(0.43)	$(0.21)
Discontinued operations	—	—	(0.07)

Net loss available to Common Shareholders	$(0.71)	$(0.43)	$(0.28)

Assuming dilution:
Loss available to Common Shareholders before discontinued operations	$(0.71)	$(0.43)	$(0.21)
Discontinued operations	—	—	(0.07)

Net loss available to Common Shareholders	$(0.71)	$(0.43)	$(0.28)

        Options to purchase 595,000, 2,696,000, and 1,192,000 Paired Common Shares at prices ranging from $5.45 to $16.06 were outstanding during the years ended December 31, 2001, 2000, and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater then the average market price of the Common Shares or because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from December 2008 to November 2011, were still outstanding at December 31, 2001.

        Options to purchase 4,695,000 Paired Common Shares (weighted average effect of 1,189,000 shares for the year ended December 31, 2001) at prices ranging from $1.94 to $5.24 were outstanding during fiscal year 2001, but were not included in the computation of EPS because their inclusion would result in an antidilutive per-share amount as the companies reported a loss from continuing operations available to Common Shareholders for the year ended December 31, 2001.

        In addition, options to purchase 618,000 Paired Common Shares (weighted average effect of 95,000 shares for the year ended December 31, 2000) at prices ranging from $1.81 to $2.81 were outstanding during fiscal year 2000 and were not included in the computation of EPS because their inclusion would result in an antidilutive per-share amount as LQ Corporation reported a loss from continuing operations available to Common Shareholders for the year ended December 31, 2000.

        Convertible debentures outstanding for the years ended December 31, 2000, and 1999 of 5,118,000, and 6,540,000 Paired Common Shares, respectively and Convertible Preferred Stock for the year ended December 31, 2001, 2000 and 1999 of 2,680,000 Paired Common Shares are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect. During 2001, the companies paid the remaining convertible debentures (See note 10).

        LQ Corporation holds Common Shares of LQ Properties, which are unpaired pursuant to a stock option plan approved by the shareholders. The Common Shares held totaled 1,305,000 as of December 31, 2001. These shares affect the calculation of LQ Properties' net income per Common Share but are eliminated in the calculation of net income per Paired Common Share for the companies. On December 20, 2001, the companies' shareholders approved the merger transaction among La Quinta Corporation and La Quinta Properties, Inc. (See note 1). As a result, the unpaired common shares of LQ Properties owned by LQ Corporation will be eliminated. The transaction will be settled through additional paid in capital.

18.  Transactions between LQ Properties and LQ Corporation

        LQ Corporation leases hotel facilities from LQ Properties and its subsidiaries. The hotel facility lease arrangements between LQ Corporation and LQ Properties are for a five year term (expiring July 2003), include base and additional rent provisions and require LQ Properties to assume costs attributable to property taxes and insurance and to fund certain capital expenditures. At December 31, 2001 and December 31, 2000, LQ Corporation owed LQ Properties $163,633,000 and $58,567,000, respectively, related to these hotel leases. LQ Corporation operates at a substantial loss due in part to the lease payments required to be made under the intercompany leases. The companies believe that the intercompany leases conformed with normal business practices at the time they were entered into and were consistent with leases entered into on an arm's length basis. Due to the unexpected shortfall in the operating revenues generated by the leased hotels, LQ Properties and LQ Corporation are modifying the intercompany leases which will result in a decline in revenue for LQ Properties and a decline in expenses for LQ Corporation.

        LQ Corporation also has a royalty arrangement with LQ Properties for the use of the La Quinta® tradename at a rate of approximately 2.5% of gross revenue, as defined in the royalty agreement. At December 31, 2001 and December 31, 2000, LQ Corporation owed LQ Properties $7,870,000 and $3,275,000, respectively, related to the royalty arrangement.

        In connection with certain acquisitions, LQ Corporation issued shares to LQ Properties to be paired with LQ Properties shares. Also, LQ Corporation owns 1,305,000 unpaired common shares of LQ Properties. LQ Properties and LQ Corporation have historically issued paired shares under the La Quinta Properties and La Quinta Corporation Share Award Plans. On December 20, 2001, the companies' shareholders approved the merger transaction among La Quinta Corporation and La Quinta Properties, Inc. (See note 1). As a result, the unpaired common shares of LQ Properties owned by LQ Corporation will be eliminated. The transaction will be settled through additional paid in capital.

        LQ Corporation provides certain management services to LQ Properties primarily related to executive management, general tax preparation and consulting, legal, accounting, and certain aspects of human resources. LQ Properties compensates LQ Corporation for the direct costs of providing such services.

        In June, 2001, LQ Properties contributed its 60% investment in a partnership for a 100% interest in a limited liability company (the "LLC") created to hold the investment in the partnership. LQ Corporation then exchanged a note payable due to LQ Properties for $3,901,000 for 83% of LQ Properties' interest in the LLC. The transaction was recorded at historical balances as both LQ Properties and LQ Corporation are under common control and there was no change in shareholder ownership percentages.

        In December 2001, LQ Properties contributed its entire investment in a partnership to LQ Corporation in exchange for a note payable due to LQ Properties for $1,700,000. The transaction was recorded at historical balances as both LQ Properties and LQ Corporation are under common control and there was no change in shareholder ownership percentages.

19.  Quarterly Financial Information

        The following quarterly financial data summarizes the unaudited quarterly results for the companies for the years ended December 31, 2001 and 2000.

	Quarter ended 2001
	March 31	June 30	September 30	December 31
	(In thousands, except per share and statistical amounts)
Revenue	$189,392	$175,624	$160,964	$125,459
Loss from continuing operations	(12,172)	(12,473)	(6,584)	(252,922)
Extraordinary gain	856	—	86	849
Net loss	(11,316)	(12,473)	(6,498)	(252,073)
Segment EBITDA:(a)
Lodging	60,709	64,425	52,020	29,186
Healthcare	33,523	13,355	12,917	5,279
Other	795	857	1,112	370

Total EBITDA	95,027	78,637	66,049	34,835
Lodging Statistics:
Occupancy	64.4%	68.3%	63.0%	53.2%
Average Daily Rate	$63.19	$61.80	$60.62	$57.69
RevPAR(b)	$40.67	$42.21	$38.20	$30.68
Earnings per share:
Basic loss per Paired Common Share:
Loss from continuing operations	$(0.12)	$(0.12)	$(0.08)	$(1.80)
Extraordinary gain	—	—	—	0.01
Cumulative effect of change in accounting principle	0.01	—	—	—

Net loss	$(0.11)	$(0.12)	$(0.08)	$(1.79)

Diluted loss per Paired Common Share:
Loss from continuing operations	$(0.12)	$(0.12)	$(0.08)	$(1.80)
Extraordinary gain	—	—	—	0.01
Cumulative effect of change in accounting principle	0.01	—	—	—

Net loss	$(0.11)	$(0.12)	$(0.08)	$(1.79)

	Quarter ended 2000
	March 31	June 30	September 30	December 31
	(In thousands, except per share and statistical amounts)
Revenue	$213,632	$217,713	$208,928	$175,244
Income (loss) from continuing operations	10,282	(83,478)	(217,804)	(44,559)
Discontinued operations	1,394	9	—	—
Net income (loss)	11,676	(83,469)	(217,804)	(44,559)
Segment EBITDA(a)
Lodging	$62,912	$65,194	$57,247	$39,505
Healthcare	60,547	53,376	46,152	37,806
Other	673	555	570	627

Total EBITDA	$124,132	$119,125	$103,969	$77,938
Lodging Statistics
Occupancy	61.1%	67.4%	66.5%	58.8%
Average Daily Rate	$64.33	$63.16	$62.37	$60.52
RevPAR(b)	$39.33	$42.58	$41.47	$35.55
Earnings per share
Basic earnings (loss) per Paired Common Share:
Income (loss) from continuing operations	$0.04	$(0.62)	$(1.56)	$(0.34)
Discontinued operations	0.01	—	—	—

Net income (loss)	$0.05	$(0.62)	$(1.56)	$(0.34)

Diluted earnings (loss) per Paired Common Share:
Income (loss) from continuing operations	$0.04	$(0.62)	$(1.56)	$(0.34)
Discontinued operations	0.01	—	—	—

Net income (loss)	$0.05	$(0.62)	$(1.56)	$(0.34)

(a)
EBITDA is defined as income from continuing operations plus interest, income taxes, depreciation and amortization; adjusted for loss or gain on sale of assets, impairment provisions, provisions for loss on equity securities and other nonrecurring expenses.

(b)
RevPAR is the measurement of revenue per available room. It is equal to the average daily rate multiplied by the occupancy percentage.

20.  Segment reporting

Description of the types of products and services from which each reportable segment derives its revenues

        The companies evaluate performance based on contribution from each reportable segment. The companies define contribution as income from operations before interest expense, depreciation, amortization, gains and losses on sales of assets, provisions for losses on disposal or impairment of assets, income or loss from unconsolidated entities, income taxes and certain nonrecurring income and expenses. The measurement of each of these segments is made on a combined basis including revenue from external customers and excludes lease and royalty income between LQ Properties and LQ Corporation. The companies account for LQ Properties and LQ Corporation transactions at current market prices, as if the transactions were to third-parties. Certain administrative, legal, accounting and tax expenses are allocated to the healthcare segment that benefit the healthcare operations or are related to public company expense in order to maintain presentation that is consistent with historical segment information. A portion of these allocated expenses will continue once the disposition of healthcare assets is complete. These allocations amounted to $2,792,000 for the year ended December 31, 2001.

        The following table presents information used by management by reported segment. The companies do not allocate interest expense, income taxes or nonrecurring items to segments.

	For the year ended December 31,
	2001	2000	1999
	(In thousands, except per share amounts)
Lodging:
Room revenue	$532,876	$566,347	$571,339
Other lodging revenue	22,686	21,298	27,162
Direct operating expenses	(251,246)	(267,087)	(242,095)
Other operating expenses	(63,601)	(60,248)	(58,105)
General and administrative expenses	(34,375)	(35,452)	(23,748)

Lodging contribution	206,340	224,858	274,553

Healthcare:
Rental income	49,713	116,040	165,431
Interest income	27,555	95,253	138,223
General and administrative expenses	(12,194)	(13,412)	(22,270)

Healthcare contribution	65,074	197,881	281,384

Other: (a)
Revenue	18,609	16,579	4,532
Operating expenses	(11,188)	(10,007)	(2,564)
General and administrative expenses	(4,287)	(4,147)	(1,005)

Other contribution	3,134	2,425	963

Combined contribution	274,548	425,164	556,900
Reconciliation to Combined Consolidated Financial Statements:
Interest expense	102,116	186,951	244,973
Depreciation and amortization
Lodging	111,878	122,041	99,628
Healthcare	4,909	24,343	36,097
Other	765	623	128
Amortization of goodwill	21,412	22,755	21,470
(Gain) loss on sale of assets	(10,133)	130,536	(12,042)
Other income	—	—	(1,750)
Impairment on real estate assets, mortgages and notes receivable	115,347	186,829	63,170
Provision for loss on equity securities	—	50,279	—
Paired share intangible write-off	169,421	—	—
Other expenses	42,496	35,737	45,814

	558,211	760,094	497,488

(Loss) income before income taxes, discontinued operations, extraordinary item and cumulative effect of change in accounting principle	(283,663)	(334,930)	59,412
Income tax expense	488	629	—

(Loss) income before discontinued operations, extraordinary item and cumulative effect of change in accounting principle	(284,151)	(335,559)	59,412
Discontinued operations:
Gain on disposal of discontinued operations	—	—	30,413

(Loss) income before extraordinary item and cumulative change in accounting principle	(284,151)	(335,559)	89,825
Extraordinary item:
Gain on early extinguishments of debt	935	1,403	—
Cumulative effect of change in accounting principle	856	—	—

Net (loss) income	(282,360)	(334,156)	89,825
Preferred stock dividends	(18,000)	(18,000)	(16,283)

Net (loss) income available to Paired Common shareholders	$(300,360)	$(352,156)	$73,542

(a)
Other contribution includes TeleMatrix, a provider of telephone software and equipment for the lodging industry. TeleMatrix was acquired in October 1999. Operations of TeleMatrix have been included in the lodging revenue and expense categories of the combined and consolidated statements since consummation of the acquisition.

        The following table reconciles revenue to the accompanying financial statements.

	For the year ended December 31,
	2001	2000	1999
	(In thousands)
Lodging:
Room revenue	$532,876	$566,347	$571,339
Guest services and other	22,686	21,298	27,162
Other(a)	18,609	16,579	4,532

Total lodging revenue	574,171	604,224	603,033
Healthcare:
Rental income	49,713	116,040	165,431
Interest income	27,555	95,253	138,223

Total healthcare revenue	77,268	211,293	303,654
Other income	—	—	1,750

Total revenue	$651,439	$815,517	$908,437

(a)
Represents revenue from TeleMatrix.

        The following table presents assets by reported segment and in the aggregate.

	December 31,
	2001	2000
	(In thousands)
Lodging gross real estate investments	$2,708,995	$2,669,577
Accumulated depreciation	(308,826)	(218,055)
Impairments	(54,855)	(3,131)

Lodging real estate investments, net	2,345,314	2,448,391

Healthcare gross real estate investments	342,408	1,232,049
Accumulated depreciation	(18,180)	(150,602)
Impairments	(88,369)	(177,162)

Healthcare real estate investments, net	235,859	904,285

Net real estate	2,581,173	3,352,676
Other assets:
Cash and cash equivalents	137,716	38,993
Fees, interest and other receivables	56,364	73,476
Goodwill, net	266,957	457,789
Other assets, net	170,078	176,103

Total assets	$3,212,288	$4,099,037

21.  Concentration of Risk

        As of December 31, 2001, the healthcare portfolio comprised approximately 11.9% of the net book value of the companies' total real estate investments before impairments. Alterra Healthcare Corporation and Balanced Care Corporation currently operate approximately 7.0% of the total real estate investments, or 59.1% of the healthcare portfolio before impairments. A schedule of significant healthcare operators follows:

Portfolio by Operator

	Gross Investment	Net Book Value(2)	# of Operating Properties	% of Portfolio	Mortgages	# of Properties	Leases	# of Leases
	(In thousands, except number of properties and percentages)
Lodging Portfolio:
Hotel(1)	$2,708,995	$2,345,314	292
Healthcare Portfolio:
Alterra	151,106	136,371	49	42%	$—	—	$136,371	49
Balanced Care Corporation	56,383	55,279	12	17%	—	—	55,279	12
Other Non-Public Operators	45,520	45,520	3	14%	45,520	3	—	—
Other Public Operators	27,895	25,554	3	8%	—	—	25,554	3
CareMatrix Corporation	35,292	35,292	3	11%	35,292	3	—	—
Life Care Centers of America, Inc.	26,212	26,212	2	8%	26,212	2	—	—

	342,408	324,228	72	100%	107,024	8	217,204	64
Impairment	—	(88,369)	—		(24,171)		(64,198)

	342,408	235,859	72		$82,853		$153,006

Total Real Estate Portfolio	$3,051,403	$2,581,173	364

(1)
The lodging portfolio net book value is net of the impairment balance of $54,855,000.

(2)
Net book value shown includes non-operating properties and undeveloped land.

        Our hotels are concentrated in the western and southern regions of the United States. As a result, our lodging properties are particularly sensitive to adverse economic and competitive conditions and trends in those regions and such conditions could adversely affect our business, financial condition and results of operations.

        Companies in the assisted living sector of the healthcare industry operate approximately 8.8% of the net book value of the companies' total real estate investments (and approximately 74.1% of the healthcare portfolio before impairment).

        LQ Properties monitors credit risk for its healthcare portfolio by evaluating a combination of publicly available financial information, information provided by the operators themselves and information otherwise available to LQ Properties. The financial condition and ability of these healthcare operators to meet their rental and other obligations will, among other things, have an impact on LQ Properties' revenues, net income (loss), its ability to make distributions to its shareholders and meet debt obligations.

        Operators of assisted living facilities are experiencing longer fill-up periods and are being impacted by concerns regarding the potential of over-building, increased regulation and the use of certain accounting practices. Accordingly, many of these operators have announced decreased earnings or anticipated earnings shortfalls and have experienced a significant decline in their stock prices. These factors have had a detrimental impact on the liquidity of some assisted living operators, which has slowed their growth plans and may have a negative effect on their operating cash flows and ability to pay their rent or mortgage obligations to LQ Properties.

Operators in Bankruptcy

        As of December 31, 2001, we had exposure to CareMatrix Corporation ("CareMatrix"), an operator, who filed for protection under Chapter 11 on November 11, 2000. As of December 31, 2001, the net assets related to mortgage financing of the three healthcare facilities operated by CareMatrix had a net book value before impairment of $35,292,000. Interest income of $3,431,000 was recorded on a cash basis during the year ended December 31, 2001.

        We continue to monitor CareMatrix and have not come to a definitive agreement with them. Our management has initiated various actions to protect the companies' interests under its mortgages, including the draw down and renegotiation of certain escrow accounts and agreements. While the earnings capacity of certain facilities has been reduced and the reductions may extend to future periods, we believe that we have recorded appropriate impairment provisions based on our assessment of current circumstances. However, upon changes in circumstances, including but not limited to possible foreclosure, there can be no assurance that our investments in these healthcare facilities would not be written down below current carrying value based upon estimates of fair value at such time.

22.  Subsequent Events

        In January and February of 2002 LQ Properties received principal prepayments on mortgage receivables of $8,330,000 from operators of two assisted living facilities mortgages with a combined net book value of $7,882,000 (net of previously recorded impairments of $1,918,000) and received net proceeds of approximately $8,770,000 on the sale of leases with operators of two assisted living facilities with a net book value of $7,490,000 (net of previously recorded impairments of $5,831,000), resulting in a gain of approximately $1,280,000. In addition, in February of 2002, LQ Properties received a $13,000,000 nonrefundable deposit on a 180-day option to purchase its investment in twelve assisted living facilities with a net book value of $55,279,000 before impairment.

        In January and February of 2002, the companies sold our investment in three hotels for net proceeds of approximately $7,500,000. The net book value of these properties after impairment was $7,150,000 resulting in a net gain of approximately $350,000.

        On January 29, 2002 the companies announced the addition of 31 franchise properties located throughout the West and Pacific Northwest with the signing of a franchise agreement with Hospitality Associates, Inc. The opening of the properties, 13 Inns (836 rooms) and 18 Inn & Suites (1191 rooms), should be completed by the first of June. The franchise agreement provides for the companies to make certain incentive payments to Hospitality Associates, Inc. upon the achievement of certain milestones.

        In February 2002, the companies repaid $17,285,000 in notes payable scheduled to mature in March 2004. This repayment resulted in a gain on early extinguishments of debt of $120,000.

        On December 20, 2001, at special meetings of the shareholders, La Quinta's shareholders approved the closing of the restructuring among LQ Corporation and LQ Properties and a subsidiary of LQ Corporation. As a result of the merger, effective January 2, 2002, LQ Properties became a subsidiary controlled by LQ Corporation. In the merger, each outstanding share of common stock of LQ Properties was converted into one share of class B common stock of LQ Properties. Each share of class B common stock was paired and trade as a single unit with the common stock of LQ Corporation that had previously been paired with the common stock of LQ Properties. The merger will be accounted for as a reorganization of two companies under common control. There will be no revaluation of the assets and liabilities of the combining companies. In connection with the restructuring, LQ Properties transferred $81 million of brand intangibles and related rights to La Quinta Franchise, LLC and La Quinta Worldwide, LLC (both consolidated subsidiaries of LQ Properties). LQ Properties then transferred an approximate 98% interest in La Quinta Franchise, LLC and an approximate 40% interest in La Quinta Worldwide, LLC to LQ Corporation in exchange for LQ Corporation stock. The net effect of these transactions is an approximate $15 million and $42 million reduction in LQ Properties' assets and shareholder equity, respectively. In December 2001, La Quinta recorded a charge of approximately $169,421,000 to write-off the carrying value of an intangible asset related to the "grandfathered" paired share structure and also incurred $6,186,000 of professional fees and other expenses related to the restructuring. As a result of the restructuring, La Quinta will record a one-time charge of approximately $196,520,000 in January 2002 to establish the net deferred tax liability of La Quinta and recognize the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including NOL's of LQ Properties and LQ Corporation. In addition, commencing in 2002, La Quinta will present the consolidated financial statements of LQ Corporation and LQ Properties.

        On December 20, 2001, the companies' shareholders also approved the 2002 Stock Option Plan. The 2002 Stock Option Plan authorized La Quinta Corporation (and La Quinta Properties as a result of the new structure which pairs the class B common stock and the La Quinta Corporation common stock) to issue, pursuant to various stock incentive awards, 6,900,000 paired shares. No more than 25 percent of the paired shares available for grant under the 2002 Stock Option Plan will be available for grants in the form of awards other than options. The number of paired shares reserved for issuance under the 2002 Stock Option Plan is subject to adjustment for stock splits, stock dividends and similar events. The 2002 Stock Option Plan will replace the La Quinta Properties Plan and the La Quinta Corporation Plan—although it will not affect any awards previously granted under either of these 1995 Plans.

        The following tables set forth unaudited pro forma condensed combined financial data for La Quinta, giving effect to the merger as if it had occurred on the dates indicated. The unaudited pro forma condensed combined operating data are presented as if the restructuring had been completed on January 1, 2001 for the year ended December 31, 2001. The unaudited pro forma condensed balance sheet data at December 31, 2001 is presented as if the restructuring had occurred on December 31, 2001. In the opinion of management of La Quinta, all adjustments necessary to reflect the effects of these transactions have been made.

LA QUINTA CORPORATION AND LA QUINTA PROPERTIES, INC.

PRO FORMA COMBINED FINANCIAL DATA

(Unaudited)

	For the year ended December 31, 2001
	Combined Historical	Recapitalization		Consolidated Pro Forma
	(In thousands, except per share data)
Revenue	$651,439	$—		$651,439
Operating Expenses	935,102	(4,228)	(a)	930,874

Loss before minority interest, income taxes, extraordinary item and cumulative effect of change in accounting principle	(283,663)	4,228		(279,435)
Minority interest	—	(18,000	)(b)	(18,000)
Income tax expense	488	196,520	(c)	197,008
Loss before extraordinary item and cumulative effect of change in accounting principle	(284,151)	(210,292)		(494,443)
Preferred dividends	(18,000)	18,000	(b)	—

Net loss available to common shareholders before extraordinary item and cumulative effect of change in accounting principle	$(302,151)	$(192,292)		$(494,443)

Basic and Diluted loss per Paired Common Share:
Loss available to common shareholders before extraordinary item and cumulative effect of change in accounting principle	$(2.12)			$(3.46)
Weighted average shares outstanding:
Basic and Diluted	143,011			143,011

(a)
Represents the adjustment to eliminate the amortization for the intangible asset related to the "grandfathered" paired share structure written off on December 20, 2001 in connection with the restructuring. The write off of the intangible asset related to the "grandfathered" paired share structure is included in operating expenses in the combined historical results of operations above.

(b)
Represents LQ Properties' preferred stock dividends recognized as minority interest in the consolidated entity.

(c)
Represents the $296,446,000 net deferred tax liability of the companies as of December 31, 2000 and the $99,926,000 current period tax benefit to La Quinta recognized at an effective tax rate of 38%.

	December 31, 2001
	Combined Historical	Recapitalization		Consolidated Pro Forma
	(In thousands, except per share data)
Assets:
Real estate investments	$2,581,173	$—		$2,581,173
Total assets	3,212,288	—		3,212,288
Total indebtedness	999,748	—		999,748
Total liabilities	1,187,725	196,520	(a)	1,384,245
Minority interest	—	200,000	(b)	200,000
Total shareholders' equity	2,024,563	(196,520)	(a)	1,628,043
		(200,000)	(b)

(a)
Represents the net deferred tax liability of the companies and, as such, recognizes the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including NOLs of LQ Corporation and LQ Properties.

(b)
Subsequent to the restructuring, the Series A preferred stock and Series B preferred stock will remain outstanding securities of LQ Properties and represent a minority interest in LQ Properties. This represents the reclassification of the Series A and Series B preferred stock at redemption value as a minority interest in the consolidated entity.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Boards of Directors of La Quinta Properties, Inc.
    and La Quinta Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows and the combined consolidated balance sheets and the related combined consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of La Quinta Properties, Inc. and La Quinta Corporation and subsidiaries (collectively the "Companies") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Companies' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Dallas, Texas
February 8, 2002

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES

To the Shareholders and Boards of Directors of La Quinta Properties, Inc.
    and La Quinta Corporation:

        Our audits of the consolidated financial statements referred to in our report dated February 8, 2002 appearing in the 2001 Joint Annual Report to Shareholders of La Quinta Properties, Inc. and La Quinta Corporation (which report and consolidated financial statements are included in this Joint Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Dallas, Texas
February 8, 2002

THE LA QUINTA COMPANIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

        Valuation allowance included in fees, interest and other receivables and other assets for the year ended December 31:

Description	Balance at Beginning of Period	Additions Charged as Revenue Reductions or Costs and Expenses	Additions & Adjustments Charged To/From Other Accounts	Deductions	Balance at End of Period
1999	$1,940,931	6,708,490	—	—	$8,649,421
2000	8,649,421	24,450,433	—	—	33,099,854
2001	$33,099,854	16,434,027	1,848,424	(16,778,476)	$34,603,829

        There was no valuation allowance included in accrued expenses or other liabilities for the years ended December 31, 2001, 2000, and 1999.

THE LA QUINTA COMPANIES
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001

Description	Encumbrances	Building & Improvements at Acquisition	Cost Capitalized Subsequent to Acquisitions	Total Building & Improvements	Land (1)	Total (6)		Accumulated Depreciation (3)(4)	Const. Date	Date Acquired
	(In thousands)
Hotels, each less than 5% of total	$—	$2,101,890	$253,012	$2,354,902	$354,093	$2,708,995		$308,826	Various	Various
Healthcare, each less than 5% of total	8,499	216,413	—	216,413	18,971	235,384		18,180	Various	Various

Total	$8,499	$2,318,303	$253,012	$2,571,315	$373,064	$2,944,379	(2)(4)(5)	$327,006

(1)
Gross amount at which land is carried at close of period also represents initial cost to LQ Properties.

(2)
Cost for federal income tax purposes.

(3)
Depreciation is calculated using a 40-year life.

(4)
Includes real estate investments written down due to impairment.

(5)
Includes real estate assets held for sale that were written down to fair value less costs to sell.

(6)
Real estate and accumulated depreciation reconciliations for the three years ended December 31, 2001 are as follows:

THE LA QUINTA COMPANIES
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2001

	Real Estate	Accumulated Depreciation and Impairment
	(In thousands)
Balance at close of year—December 31, 1998(7)	$4,488,215	$184,410

Additions during the period:
Acquisitions	129,492	—
Provision for depreciation	—	125,714
Deductions:
Sale of real estate	(614,232)	(20,724)
Other	(19,798)	(2,057)

Balance at close of year—December 31, 1999	3,983,677	287,343
Additions during the period:
Acquisitions	40,292	—
Provision for depreciation	—	116,962
Deductions:
Sale of real estate	(398,471)	(36,754)
Other	1,783	6,103

Balance at close of year—December 31, 2000	3,627,281	373,654
Additions during the period:
Acquisitions	86,003	—
Provision for depreciation	—	102,346
Deductions:
Sale of real estate/condemnation	(765,075)	(142,160)
Other	(3,830)	(6,834)

Balance at close of year—December 31, 2001	2,944,379	327,006
Provision for impairment, 1998	—	47,918
Provision for impairment, 1999	—	48,344
Provision for impairment, 2000	—	103,196
Provision for impairment, 2001	—	92,750
Provision for impairment on assets sold	—	(173,155)

Balance per financial statements	$2,944,379	$446,059

(7)
Includes real estate of $370,957,000 and accumulated depreciation of $4,172,000 included in net assets of discontinued operations.

THE LA QUINTA COMPANIES
SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE
December 31, 2001

Description (a)	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgages	Carrying Amount of Mortgages (c)
				(In thousands)
Individual mortgages in excess of 3% of the total carrying amount:
2 Medical Office buildings located in Tennessee and Massachusetts	Libor +1	From August 2005 to August 2008	Monthly payments of interest only, balloon payment of $18,441 due at maturity	$18,441	$18,441
1 Assisted Living Facility located in Florida	9.10%	November 8, 2005	Monthly payments of principal and interest of $215, balloon payment of $24,491 due at maturity	26,450	25,635
Land under development, 1 loan, located in Florida	10.00%	March 4, 2004	Monthly payments of interest only, balloon payment of $10,085 due at maturity	10,085	10,085
2 long-term care facilities located in Massachusetts	9.4% to 10.0%	June 2005 and August 2005	(d)	29,891	35,292
Medical office building located in Tennessee	Libor +1	August 1, 2008	(d)	7,771	7,771
2 assisted living facilities located in Michigan	9.85%	September 2005 and March 2008	(d)	10,321	9,800

					$107,024	(b)

(a)
Virtually all mortgage loans on real estate are first mortgage loans.

(b)
The aggregate cost for federal income tax purposes.

(c)
As of December 31, 2001, two mortgages are delinquent with principal and interest payments, as the operator has filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Accordingly, interest income on these mortgages has been reserved.

(d)
Monthly payments of principal and interest normally payable at a level amount, with a balloon payment at maturity.

THE LA QUINTA COMPANIES
SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE
December 31, 2001

        Reconciliation of carrying amount of mortgage loans for the three years ended December 31, 2001 is as follows:

(In thousands)
Balance at December 31, 1998	$1,216,625
Additions during period:
Construction loan advances	33,321
Non-cash increase	431
Deductions during period:
Collection of principal	(15,646)
Prepayment of mortgages	(120,973)
Mortgages sold	(21,423)

Balance at December 31, 1999	$1,092,335
Additions during period:
Construction loan advances	161
Non-cash increase	147
Deductions during period:
Collection of principal	(8,381)
Prepayment of mortgages	(157,369)
Mortgages sold	(650,682)

Balance at December 31, 2000	$276,211
Additions during period:
Construction loan advances	—
Non-cash increase	1,094
Deductions during period:
Collection of principal	(27,895)
Prepayment of mortgages	(34,741)
Mortgages sold	(107,645)

Balance at December 31, 2001	$107,024
Allowance for loan losses	(24,171)

Balance per financial statements	$82,853

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

        The information concerning our directors and executive officers required by Item 10 shall be included in the Proxy Statement to be filed with the Securities and Exchange Commission relating to the 2002 Annual Meeting of our stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information concerning our executive compensation required by Item 11 shall be included in the Proxy Statement to be filed with the Securities and Exchange Commission relating to the 2002 Annual Meeting of our stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information concerning security ownership of certain beneficial owners and management required by Item 12 shall be included in the Proxy Statement to be filed with the Securities and Exchange Commission relating to the 2002 Annual Meeting of our stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information concerning certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement to be filed with the Securities and Exchange Commission relating to the 2002 Annual Meeting of our stockholders and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1. Financial Statements

2.
Financial Statement Schedules

          All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions, are inapplicable or have been disclosed in the notes to consolidated financial statements and, therefore, have been omitted.

  3.
  Please refer to the list of exhibits found on the pages following the Signatures on the Joint Annual Report.

(b)
The companies filed a joint current report on Form 8-K on October 17, 2001 which included information regarding Item 5. We filed this Form 8-K in connection with the announcement of our proposed restructuring and related matters.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

LA QUINTA CORPORATION
	By:	/s/ DAVID L. REA David L. Rea Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: March 15, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CLIVE D. BODE Clive D. Bode	Chairman of the Board of Directors	March 15, 2002
/s/ WILLIAM C. BAKER William C. Baker	Director	March 15, 2002
/s/ WILLIAM G. BYRNES William G. Byrnes	Director	March 15, 2002
/s/ FRANCIS W. CASH Francis W. Cash	Director, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2002
/s/ JAMES P. CONN James P. Conn	Director	March 15, 2002
/s/ JOHN C. CUSHMAN, III John C. Cushman, III	Director	March 15, 2002
/s/ STEPHEN E. MERRILL Stephen E. Merrill	Director	March 15, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

LA QUINTA PROPERTIES, INC
	By:	/s/ DAVID L. REA David L. Rea Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: March 15, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CLIVE D. BODE Clive D. Bode	Chairman of the Board of Directors	March 15, 2002
/s/ WILLIAM C. BAKER William C. Baker	Director	March 15, 2002
/s/ WILLIAM G. BYRNES William G. Byrnes	Director	March 15, 2002
/s/ FRANCIS W. CASH Francis W. Cash	Director, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2002
/s/ JAMES P. CONN James P. Conn	Director	March 15, 2002
/s/ JOHN C. CUSHMAN, III John C. Cushman, III	Director	March 15, 2002
/s/ STEPHEN E. MERRILL Stephen E. Merrill	Director	March 15, 2002

EXHIBIT INDEX

Exhibit No.	Title	Method of Filing
2.1	Agreement and Plan of Merger by and among La Quinta Corporation, LQP Acquisition Corp. and La Quinta Properties, Inc., dated as of October 17, 2001.	Incorporated by reference to Annex A to the Joint Proxy Statement/ Prospectus on Form S-4/A of La Quinta Properties, Inc., filed on November 8, 2001, No. 333-71840.
3.1	Amended and Restated Certificate of Incorporation of La Quinta Corporation filed with the Secretary of State of Delaware on January 2, 2002.	Included in this filing.
3.2	Amended and Restated Certificate of Incorporation of La Quinta Properties, Inc. filed with the Secretary of State of Delaware on January 2, 2002.	Included in this filing.
3.3	By-laws of La Quinta Corporation, as Amended and Restated on February 27, 1998.	Incorporated by reference to Exhibit 3.6 to the Joint Registration Statement on Form S-4/A of Meditrust Corporation and Meditrust Operating Company, filed on March 27, 1998, Nos. 333-47737 and 333-47737-01.
3.4	By-laws of La Quinta Properties, Inc., as Amended and Restated on February 27, 1998.	Incorporated by reference to Exhibit 3.5 to the Joint Registration Statement on Form S-4/A of Meditrust Corporation and Meditrust Operating Company, filed on March 27, 1998, Nos. 333-47737 and 333-47737-01.
4.1	Specimen Stock Certificate of La Quinta Corporation common stock paired with La Quinta Properties, Inc. class B common stock.	Incorporated by reference to Exhibit 4.1 to the Joint Proxy Statement/ Prospectus on Form S-4/A of La Quinta Properties, Inc., filed on November 8, 2001, No. 333-71840.
4.2	Indenture dated as of July 26, 1995 between Meditrust and Fleet National Bank, as Trustee.	Included in this filing.
4.3	Indenture dated as of September 15, 1995 between La Quinta Inns, Inc. and U. S. Trust Company of Texas, N.A., as Trustee.	Included in this filing.
4.4	Third Supplemental Indenture dated as of August 10, 1995, to Indenture dated as of July 26, 1995 between Meditrust and Fleet National Bank, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Meditrust dated August 8, 1995, filed on August 14, 1995, No. 001-09582.
4.5	Form of Meditrust Medium Term Note (Fixed Rate).	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Meditrust dated August 8, 1995, filed on August 14, 1995, No. 001-09582.

4.6	Form of Meditrust Medium Term Note (Floating Rate).	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Meditrust dated August 8, 1995, filed on August 14, 1995, No. 001-09582.
4.7	Fourth Supplemental Indenture dated as of September 10, 1996, to Indenture dated as of July 26, 1995 between Meditrust and Fleet National Bank, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Meditrust dated September 6, 1996, filed on September 9, 1996, No. 001-09582.
4.8	Form of 7.82% Note due September 10, 2026.	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Meditrust dated September 6, 1996, filed on September 9, 1996, No. 001-09582.
4.9	Fifth Supplemental Indenture dated as of August 15, 1997, to Indenture dated as of July 26, 1995 between Meditrust and Fleet National Bank, as Trustee.	Incorporated by reference to Exhibit 4.25 to the Joint Annual Report on Form 10-K of Meditrust Corporation and Meditrust Operating Company for the fiscal year ended December 31, 1998, filed on March 31, 1999, Nos. 001-08131 and 001-08132.
4.10	Form of Meditrust 7% Note due August 15, 2007.	Incorporated by reference to Exhibit 4.25 to the Joint Annual Report on Form 10-K of Meditrust Corporation and Meditrust Operating Company for the fiscal year ended December 31, 1998, filed on March 31, 1999, Nos. 001-08131 and 001-08132.
4.11	Amended and Restated Sixth Supplemental Indenture, dated as of June 12, 2001, by and between Meditrust Corporation and State Street Bank and Trust Company, as Successor Trustee.	Incorporated by reference to Exhibit 99.2 to Joint Current Report of Form 8-K of Meditrust Corporation and Meditrust Operating Company, event dated June 12, 2001, filed on June 13, 2001, Nos. 001-08131 and 001-08132.
4.12	Form of Meditrust 7.114% Note due August 15, 2011.	Incorporated by reference to Exhibit 4.27 to the Joint Annual Report on Form 10-K of Meditrust Corporation and Meditrust Operating Company for the fiscal year ended December 31, 1998, filed on March 31, 1999, Nos. 001-08131 and 001-08132.
4.13	Seventh Supplemental Indenture dated August 12, 1997, to Indenture dated as of July 26, 1995 between Meditrust and State Street Bank and Trust Company, as Successor Trustee.	Incorporated by reference to Exhibit 4.29 to the Joint Annual Report on Form 10-K of Meditrust Corporation and Meditrust Operating Company for the fiscal year ended December 31, 1998, filed on March 31, 1999, Nos. 001-08131 and 001-08132.

4.14	Form of Global Note, Meditrust Remarketed Reset Note due August 15, 2002.	Incorporated by reference to Exhibit 4.26 to the Joint Annual Report on Form 10-K of Meditrust Corporation and Meditrust Operating Company for the fiscal year ended December 31, 1998 filed on March 31, 1999, Nos. 001-08131 and 001-08132.
4.15	Deposit Agreement, among Meditrust Corporation and State Street Bank and Trust Company, as Depositary.	Incorporated by reference to Exhibit 4.3 to Joint Current Report on Form 8-K of Meditrust Corporation and Meditrust Operating Company, event date June 16, 1998, filed on June 16, 1998, Nos. 001-08 and 001-03132.
10.1	Registration Rights Agreement, dated as of January 3, 1998 by and between Meditrust Corporation, Meditrust Operating Company and certain other parties signatory thereto.	Incorporated by reference to Exhibit 10.3 to Joint Current Report on Form 8-K of Meditrust Corporation and Meditrust Operating Company, event date January 3, 1998, filed on January 8, 1998, Nos. 001-08131 and 001-08132.
10.2	Shareholders Agreement, dated as of January 3, 1998, by and among Meditrust Corporation, Meditrust Operating Company, certain shareholders of La Quinta Inns, Inc., and solely for purposes of Section 3.6 of such Agreement, La Quinta Inns, Inc.	Incorporated by reference to Exhibit 10.2 to Joint Current Report of Form 8-K of Meditrust Corporation and Meditrust Operating Company, event date January 3, 1998, filed on January 8, 1998, Nos. 001-08131 and 001-08132.
10.3	Amendment No. 1 to Shareholders Agreement dated as of April 30, 1998, by and among Meditrust Corporation, Meditrust Operating Company, certain shareholders of La Quinta Inns, Inc., and solely for the purposes of Section 3.6 of such Agreement, La Quinta Inns, Inc.	Incorporated by reference to Annex D-1 to the Joint Proxy Statement/Prospectus on Form S-4/A of Meditrust Corporation and Meditrust Operating Company, filed May 18, 1998, Nos. 333-47737 and 333-47737-01).
10.4	Employment Agreement dated as of January 1, 1999 by and between Meditrust Corporation and Michael F. Bushee.	Incorporated by reference to Exhibit 10.3 to Joint Quarterly Report on Form 10-Q of Meditrust Corporation and Meditrust Operating Company for the quarter ended March 31, 1999, filed on May 13, 1999, Nos. 001-08131 and 001-08132.
10.5	First Amendment to Employment Agreement dated as of January 24, 2000 by and between Meditrust Corporation and Michael F. Bushee.	Incorporated by reference to Exhibit 10.2 to Joint Quarterly Report on Form 10-Q of Meditrust Corporation and Meditrust Operating Company for the quarter ended March 31, 2001, filed on May 10, 2001, Nos. 001-08131 and 001-08132.

10.6	Employment Letter Agreement dated as of June 30, 2000 by and between Meditrust Corporation and Michael F. Bushee.	Incorporated by reference to Exhibit 10.3 to Joint Quarterly Report on Form 10-Q of Meditrust Corporation and Meditrust Operating Company for the quarter ended March 31, 2001, filed on May 10, 2001, Nos. 001-08131 and 001-08132.
10.7	Employment Agreement dated as of March 22, 2000, between Meditrust Corporation and Francis W. Cash.	Incorporated by reference to Exhibit 10.2 to the Joint Quarterly Report on Form 10-Q of Meditrust Corporation and Meditrust Operating Company for the quarter ended March 31, 2000, filed on May 9, 2000, Nos. 001-08131 and 001-08132.
10.8	Employment Agreement dated as of June 12, 2000, between Meditrust Corporation and David L. Rea.	Incorporated by reference to Exhibit 10.1 to the Joint Quarterly Report on Form 10-Q of Meditrust Corporation and Meditrust Operating Company for the quarter ended June 30, 2000, filed on August 9, 2000, Nos. 001-08131 and 001-08132.
10.9	Amendment to Employment Agreement dated as of June 12, 2000 between Meditrust Corporation and David L. Rea.	Incorporated by reference to Exhibit 10.2 to the Joint Quarterly Report on Form 10-Q of Meditrust Corporation and Meditrust Operating Company for the quarter ended June 30, 2000, filed on August 9, 2000, Nos. 001-08131 and 001-08132.
10.10	Employment Letter Agreement dated as of May 3, 2000 between La Quinta Inns, Inc. and Stephen T. Parker.	Included in this filing.
10.11	Employment Letter Agreement dated as of July 31, 2000 between La Quinta Inns, Inc. and Alan L. Tallis.	Included in this filing.
10.12	La Quinta Executive Supplemental Retirement Agreement, dated as of November 1, 2001, by and between La Quinta Corporation, La Quinta Properties, Inc. and Francis W. Cash.	Included in this filing.
10.13	Meditrust Corporation Amended and Restated 1995 Share Award Plan.	Incorporated by reference to Exhibit 4.1 to Joint Registration Statement on Form S-8 of Meditrust Corporation and Meditrust Operating Company, filed on November 7, 1997, Nos. 333-39771 and 333-39771-01.

10.14	Meditrust Operating Company Amended and Restated 1995 Share Award Plan.	Incorporated by reference to Exhibit 4.2 to Joint Registration Statement on Form S-8 of Meditrust Corporation and Meditrust Operating Company, filed on November 7, 1997, Nos. 333-39771 and 333-39771-01.
10.15	Form of Performance Units Award Letter Agreement.	Incorporated by reference to Exhibit 10.5 to the Joint Annual Report on Form 10-K/A of Meditrust Corporation and Meditrust Operation Company for the fiscal year ended December 31, 2000, filed on April 30, 2001, Nos. 001-08131 and 001-08132.
10.16	La Quinta Corporation 2002 Stock Option and Incentive Plan.	Incorporated by reference to Annex B to the Joint Proxy Statement/ Prospectus on Form S-4/A of La Quinta Properties, Inc., filed on November 8, 2001, No. 333-71840.
10.17	Form of Restricted Paired Share Award Agreement.	Included in this filing.
10.18	Form of Incentive Stock Option Grant.	Included in this filing.
10.19	Form of Non-Qualified Stock Option Grant.	Included in this filing.
10.20	Form of Director Formulaic Non-Qualified Stock Option Grant.	Included in this filing.
10.21	La Quinta Corporation Employee Stock Purchase Plan.	Incorporated by reference to Annex C to the Joint Proxy Statement/ Prospectus on Form S-4/A of La Quinta Properties, Inc., filed on November 8, 2001, No. 333-71840.
10.22	Form of La Quinta Corporation Employee Stock Purchase Plan Enrollment Form.	Included in this filing.
10.23	Credit Agreement dated as of June 6, 2001 by and among Meditrust Corporation, Meditrust Operating Company, Canadian Imperial Bank of Commerce, and the other banks set forth therein.	Incorporated by reference to Exhibit 10.1 to Joint Quarterly Report on Form 10-Q of Meditrust Corporation and Meditrust Operating Company for the quarter ended June 30, 2001, filed on August 9, 2001, Nos. 001-08 and 001-081.
10.24	Pledge and Security Agreement dated as of June 6, 2001 by and among Meditrust Corporation, Meditrust Operating Company, the Subsidiary Grantors listed therein and Canadian Imperial Bank of Commerce, as collateral agent.	Incorporated by reference to Exhibit 10.2 to Joint Quarterly Report on Form 10-Q of Meditrust and Meditrust Operating Company for the quarter ended June 30, 2001, filed on August 9, 2001, Nos. 001-08 and 001-081.
10.25	Trademark License Agreement, dated as of December 31, 2001, by and between La Quinta Properties, Inc., and La Quinta Franchise, LLC.	Included in this filing.

10.26	Second Amended and Restated Trademark License Agreement, dated as of December 31, 2001, by and between La Quinta Worldwide, LLC and LQC Leasing, LLC.	Included in this filing.
10.27	Sublicense Agreement, dated as of December 31, 2001, by and between La Quinta Franchise, LLC and La Quinta Inns, Inc.	Included in this filing.
11.1	Statement Regarding Computation of Per Share Earnings.	Contained in the financial statements included in this filing.
21.1	Subsidiaries of the Registrant.	Included in this filing.
23.1	Consent of PricewaterhouseCoopers LLP.	Included in this filing.