Form 10-Q
period 2002-03-31
LA QUINTA CORP; LA QUINTA PROPERTIES INC
filed 2002-05-13
CIK 313749, 314661

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-9110

LA QUINTA CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware

(State or Other Jurisdiction of Incorporation or Organization)

95-3419438

(I.R.S. Employer Identification No.)

909 Hidden Ridge, Suite 600

Irving, TX 75038

(Address of Principal Executive Offices, Including Zip Code)

(214) 492-6600

(Registrant's telephone number, including area code)

Commission file number 0-9109

LA QUINTA PROPERTIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware

(State or Other Jurisdiction of Incorporation or Organization)

95-3520818

(I.R.S. Employer Identification No.)

909 Hidden Ridge, Suite 600

Irving, TX 75038

(Address of Principal Executive Offices, Including Zip Code)

(214) 492-6600

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2002, La Quinta Corporation had 152,427,751 shares of common stock outstanding and La Quinta Properties, Inc. had 100,000 shares of class A common stock and 142,997,603 shares of class B common stock outstanding.

LA QUINTA CORPORATION

FORM 10-Q

About this Joint Quarterly Report

Summary

This Joint Quarterly Report on Form 10-Q, which we sometimes refer to as this Joint Quarterly Report, is filed by both La Quinta Corporation, a Delaware corporation ("LQ Corporation"), and its controlled subsidiary, La Quinta Properties, Inc., a Delaware corporation ("LQ Properties") that has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes. Both LQ Corporation and LQ Properties have securities which are publicly traded and listed on the New York Stock Exchange. Accordingly, this Joint Quarterly Report includes information, including financial statements, about LQ Corporation on a consolidated basis with its controlled subsidiary, LQ Properties, as well as financial statements about LQ Properties on a consolidated basis.

In this Joint Quarterly Report, unless the context otherwise requires, the term LQ Corporation includes those entities owned or controlled by LQ Corporation (including its controlled subsidiaries LQ Properties and La Quinta Inns, Inc.); the term LQ Properties includes those entities owned or controlled by LQ Properties; and the terms "we," "us," "our," "La Quinta" or "The La Quinta Companies" refers to LQ Corporation, LQ Properties and their respective subsidiaries, collectively. The terms "paired shares" and "paired common stock" means the shares of common stock, par value $0.01 per share, of LQ Corporation that are paired and traded as a unit with the shares of class B common stock, par value $0.01 per share, of LQ Properties. LQ Corporation and LQ Properties completed a restructuring on January 2, 2002. Prior to our restructuring, the common stock of LQ Corporation was paired and traded as a unit with the common stock of LQ Properties. Unless otherwise indicated in this Joint Quarterly Report, all information with respect to paired shares, or paired common stock, prior to January 2, 2002 means the common stock of LQ Corporation that was paired and traded as a unit with the common stock of LQ Properties.

Use of Certain Financial Terms

In this Joint Quarterly Report, we use terms such as "EBITDA," "Recurring Net Income available to common stockholders" and "Cash Earnings" which are not terms of financial measurement under generally accepted accounting principles, or GAAP. For a discussion of how we define these terms, please see the information under the heading "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Definitions of Non-GAAP Terms."

Forward-Looking Statements

Certain statements in this Joint Quarterly Report that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "expects," "intends," "estimates," "projects," and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements.

We have used forward-looking statements in a number of parts of this Joint Quarterly Report, including, without limitation, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results for Operations." These forward-looking statements may include statements regarding the intent, belief or current expectations of La Quinta, our directors or officers with respect to the matters discussed in this Joint Quarterly Report. Our forward- looking statements are subject to a number of risks and uncertainties which could cause actual results or the timing of events to differ materially from those described in the forward-looking statements.

We have included a discussion of some of these risks and uncertainties in this Joint Quarterly Report under the heading "Cautionary Statements Regarding Forward-Looking Statements in this Document." For further information please see the risks identified in our Joint Annual Report on Form 10-K for the year ended December 31, 2001 (referred to as our Joint Annual Report), including without limitation, under the heading "Items 1 and 2 - Certain Factors You Should Consider About Our Companies, Our Business and Our Securities."

Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this Joint Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

PART I - FINANCIAL INFORMATION

Item I. Financial Statements

LA QUINTA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

                                                                       March 31,    December 31,
                                                                        2002          2001
                                                                     ------------  ------------
                                                                      (unaudited)
ASSETS:
  Cash and cash equivalents........................................ $    134,635  $    137,716
  Fees, interest and other receivables.............................       26,027        27,078
  Deferred income taxes, net.......................................       19,890            --
  Other current assets, net........................................        6,795         8,553
                                                                     ------------  ------------
     Total current assets..........................................      187,347       173,347

Deferred income taxes, net.........................................           --         1,546
Intangible assets, net.............................................       80,687        81,703
Goodwill, net......................................................        8,000       266,957
Property, plant and equipment, net.................................    2,545,067     2,539,576
Mortgages and other notes receivable...............................       77,080       116,938
Other non-current assets...........................................       37,241        35,383
                                                                     ------------  ------------
               Total assets........................................ $  2,935,422  $  3,215,450
                                                                     ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Short-term borrowings and current maturities of long-term debt...       34,629        35,360
  Accounts payable.................................................       29,383        28,563
  Accrued payroll and employee benefits............................       26,328        27,751
  Accrued expenses and other current liabilities...................       84,389        94,023
                                                                     ------------  ------------
      Total current liabilities....................................      174,729       185,697

Long-term debt.....................................................      939,996       964,878
Deferred income taxes, net.........................................      214,831            --
Other non-current liabilities......................................       33,323        33,655
                                                                     ------------  ------------
      Total liabilities............................................    1,362,879     1,184,230
                                                                     ------------  ------------
Commitments and contingencies

Minority interest..................................................      206,574         6,657

Shareholders' equity:
  LQ Properties Preferred Stock, $0.10 par value;
     6,000 shares authorized; 701 shares issued and outstanding....           --            70
  Common Stock, $0.20 par value; 500,000 shares authorized;
     142,958 shares issued and outstanding.........................           --        28,591
  LQ Corporation Common Stock, $0.01 par value; 500,000 shares
     authorized; 142,998 shares issued and outstanding.............        1,430            --
  LQ Properties Class B Common Stock, $0.01 par value; 500,000
     shares authorized; 142,998 shares issued and outstanding......        1,430            --
  Additional paid-in-capital.......................................    3,485,128     3,659,185
  Unearned compensation............................................       (1,534)       (2,669)
  Accumulated other comprehensive income...........................       (1,015)         (972)
  Accumulated deficit..............................................   (2,119,470)   (1,659,642)
                                                                     ------------  ------------
        Total shareholders' equity.................................    1,365,969     2,024,563
                                                                     ------------  ------------
            Total liabilities and shareholders' equity............. $  2,935,422  $  3,215,450
                                                                     ============  ============

The accompanying notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies Form 10-K for the year ended December 31, 2001, are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

                                                                          Three Months Ended
                                                                             March 31,
                                                                        --------------------
                                                                           2002       2001
                                                                        ---------  ---------
REVENUE:
  Lodging ............................................................ $ 131,718  $ 152,996
  Other ..............................................................     6,958     36,094
                                                                        ---------  ---------
                                                                         138,676    189,090
                                                                        ---------  ---------
EXPENSES:
   Direct lodging operations .........................................    58,044     62,421
   Other lodging expenses ............................................    19,730     19,802
   General and administrative ........................................    14,442     11,973
   Interest, net......................................................    18,934     34,573
   Depreciation and amortization .....................................    29,759     29,547
   Amortization of goodwill ..........................................        --      5,686
   Impairment of real estate assets, mortgages and notes receivable ..        --     26,841
   Other .............................................................    (2,660)    10,074
                                                                        ---------  ---------
                                                                         138,249    200,917
Income (loss) before minority interest, income taxes and                ---------  ---------
  cumulative effect of change in accounting principle.................       427    (11,827)
   Minority interest .................................................    (4,626)      (169)
   Income tax expense ................................................  (196,672)      (176)
Loss before cumulative effect of change                                 ---------  ---------
  in accounting principle.............................................  (200,871)   (12,172)
   Cumulative effect of change in accounting principle................  (258,957)       856
                                                                        ---------  ---------
Net loss .............................................................  (459,828)   (11,316)
Preferred stock dividends.............................................        --     (4,500)
                                                                        ---------  ---------
Net loss available to common shareholders............................. $(459,828) $ (15,816)
                                                                        =========  =========

EARNINGS PER SHARE - BASIC
Loss available to common shareholders before cumulative
   effect of change in accounting principle........................... $   (1.41) $   (0.12)
Cumulative effect of change in accounting principle...................     (1.81)      0.01
                                                                        ---------  ---------
Net Loss ............................................................. $   (3.22) $   (0.11)
                                                                        =========  =========

EARNINGS PER SHARE - DILUTED
Loss available to common shareholders before cumulative
   effect of change in accounting principle........................... $   (1.41) $   (0.12)
Cumulative effect of change in accounting principle...................     (1.81)      0.01
                                                                        ---------  ---------
Net Loss ............................................................. $   (3.22) $   (0.11)
                                                                        =========  =========

The accompanying notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies Form 10-K for the year ended December 31, 2001, are an integral part of these financial statements.

LA QUINTA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               --------------------
                                                                                  2002       2001
                                                                               ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................................... $(459,828) $ (11,316)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
     Depreciation and amortization...........................................    29,759     29,547
     Goodwill amortization...................................................        --      5,686
     (Gain) loss on sale of assets...........................................    (2,492)        54
     Stock based compensation................................................     1,289        766
     Deferred tax expense....................................................   196,487         --
     Cumulative effect of change in accounting principle.....................   258,957        856
     Minority interest.......................................................     4,626        169
     Gain on early extinguishments of debt...................................      (161)        --
     Other non-cash items, net...............................................        --     36,736
     Net change in other assets and liabilities..............................    (9,347)   (49,929)
                                                                               ---------  ---------
     Net cash provided by operating activities...............................    19,290     12,569

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.........................................................   (29,110)   (15,851)
Prepayment proceeds and principal payments received on real estate mortgages.       112        750
Proceeds from sale of assets.................................................    33,026        600
Proceeds from sale of securities.............................................        --      7,737
Other........................................................................    (2,780)        --
                                                                               ---------  ---------
     Net cash provided by (used in) investing activities.....................     1,248     (6,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt...................................        --     95,000
Repayment of long-term debt..................................................   (22,846)   (98,902)
Dividends/distributions to shareholders......................................      (563)    (4,500)
Other........................................................................      (210)        --
                                                                               ---------  ---------
     Net cash used in financing activities...................................   (23,619)    (8,402)
                                                                               ---------  ---------
     Net decrease in cash and cash equivalents...............................    (3,081)    (2,597)
Cash and cash equivalents at:
Beginning of period..........................................................   137,716     38,993
                                                                               ---------  ---------
End of period................................................................ $ 134,635  $  36,396
                                                                               =========  =========

Supplemental disclosure of cash flow information (Note 2)

The accompanying notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies Form 10-K for the year ended December 31, 2001, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

                                                                          March 31,    December 31,
                                                                            2002          2001
                                                                        ------------  ------------
                                                                         (unaudited)
ASSETS:
Current Assets:
  Cash and cash equivalents........................................... $    133,607  $    136,973
  Fees, interest and other receivables................................        8,256        13,508
  Rent and royalties receivable.......................................      175,575       175,575
  Other current assets, net...........................................           76           654
                                                                        ------------  ------------
     Total current assets.............................................      317,514       326,710

Deferred income taxes, net............................................        1,508         1,546
Intangible assets, net................................................       66,043        81,703
Goodwill, net.........................................................        8,000       266,957
Property, plant and equipment, net....................................    2,473,524     2,467,215
Due from La Quinta Corporation........................................       24,462            --
Mortgages and other notes receivable..................................       81,444       121,302
Other non-current assets..............................................       24,403        25,530
                                                                        ------------  ------------
               Total assets...........................................    2,996,898     3,290,963
                                                                        ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings and current maturities of long-term debt......       34,629        35,360
  Accounts payable....................................................       19,843        20,647
  Accrued payroll and employee benefits...............................          257           235
  Accrued expenses and other current liabilities......................       57,193        69,081
                                                                        ------------  ------------
      Total current liabilities.......................................      111,922       125,323

Long-term debt........................................................      939,996       964,878
Due to La Quinta Corporation..........................................           --         3,266
Other non-current liabilities.........................................       29,276        29,479
                                                                        ------------  ------------
      Total liabilities...............................................    1,081,194     1,122,946

Commitments and contingencies

Minority interest.....................................................       28,696            --

Shareholders' Equity:
  LQ Properties Preferred Stock, $0.10 par value;
     6,000 shares authorized; 701 shares issued and outstanding.......           70            70
  LQ Properties Common Stock, $0.10 par value; 500,000 shares
     authorized; 142,958 shares issued and outstanding................           --        14,426
  LQ Properties Class A Common Stock, $0.01 par value; 100 shares
     authorized; 100 shares issued and outstanding....................            1            --
  LQ Properties Class B Common Stock, $0.01 par value; 500,000
     shares authorized; 142,998 shares issued and outstanding.........        1,430            --
  Additional paid-in-capital..........................................    3,605,365     3,592,227
  Unearned compensation...............................................         (521)       (1,228)
  Equity investment in LQ Corporation.................................      (41,595)           --
  Accumulated other comprehensive income..............................         (162)         (119)
  Accumulated deficit.................................................   (1,677,580)   (1,437,359)
                                                                        ------------  ------------
        Total shareholders' equity....................................    1,887,008     2,168,017
                                                                        ------------  ------------
            Total liabilities and shareholders' equity................ $  2,996,898  $  3,290,963
                                                                        ============  ============

The accompanying notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies Form 10-K for the year ended December 31, 2001, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

                                                                               Three Months Ended
                                                                                  March 31,
                                                                             --------------------
                                                                                2002       2001
                                                                             ---------  ---------
REVENUE:
  Lodging.................................................................. $   1,640  $   3,055
  Rent from La Quinta Corporation..........................................    66,036     71,568
  Royalty from La Quinta Corporation.......................................     4,450      5,448
  Other....................................................................     6,958     36,094
                                                                             ---------  ---------
                                                                               79,084    116,165
                                                                             ---------  ---------
EXPENSES:
  Direct lodging operations................................................        58        506
  Other lodging expenses...................................................     7,798      8,495
  General and administrative...............................................     3,884      4,416
  Interest, net............................................................    18,765     34,500
  Depreciation and amortization............................................    26,833     26,973
  Amortization of goodwill ................................................        --      5,492
  Impairment of real estate assets, mortgages and notes receivable.........        --     26,841
  Other ...................................................................    (2,660)    10,074
                                                                             ---------  ---------
                                                                               54,678    117,297
                                                                             ---------  ---------
Income (loss) before minority interest, income taxes and
   cumulative effect of change in accounting principle.....................    24,406     (1,132)
  Minority interest........................................................      (947)      (169)
  Income tax expense ......................................................      (223)      (176)
                                                                             ---------  ---------
Income (loss) before cumulative effect of change in accounting principle...    23,236     (1,477)
  Cumulative effect of change in accounting principle......................  (258,957)       856
                                                                             ---------  ---------
Net loss...................................................................  (235,721)      (621)
  Preferred stock dividends................................................    (4,500)    (4,500)
                                                                             ---------  ---------
Net loss available to common shareholders.................................. $(240,221) $  (5,121)
                                                                             =========  =========
EARNINGS PER SHARE - BASIC
Loss available to common shareholders before cumulative
   effect of change in accounting principle................................ $   (1.68) $   (0.04)
Cumulative effect of change in accounting principle........................     (1.81)      0.01
                                                                             ---------  ---------
Net Loss .................................................................. $   (3.49) $   (0.03)
                                                                             =========  =========
EARNINGS PER SHARE - DILUTED
Loss available to common shareholders before cumulative
   effect of change in accounting principle................................ $   (1.68) $   (0.04)
Cumulative effect of change in accounting principle........................     (1.81)      0.01
                                                                             ---------  ---------
Net Loss .................................................................. $   (3.49) $   (0.03)
                                                                             =========  =========

The accompanying notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies Form 10-K for the year ended December 31, 2001, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                               ----------------------
                                                                   2002         2001
                                                               ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................... $ (235,721) $     (621)
Adjustments to reconcile net loss to net cash
provided by operating activities:
     Depreciation and amortization...........................     26,833      26,973
     Goodwill amortization...................................         --       5,492
     (Gain) loss on sale of assets...........................     (2,492)         54
     Stock based compensation................................        706         631
     Cumulative effect of change in accounting principle.....    258,957         856
     Minority interest.......................................        947         169
     Gain on early extinguishments of debt...................       (161)         --
     Other non-cash items....................................         --      36,736
     Net change in other assets and liabilities .............    (35,026)    (60,424)
                                                               ----------  ----------
          Net cash provided by operating activities..........     14,043       9,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.........................................    (27,231)    (13,156)
Prepayment proceeds and principal payments received on real
  estate mortgages...........................................        112         750
Proceeds from sale of assets.................................     33,026         600
Proceeds from sale of securities.............................         --       7,737
Other........................................................         93          --
                                                               ----------  ----------
    Net cash provided by (used in) investing activities......      6,000      (4,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt...................         --      95,000
Repayment of long-term debt..................................    (22,846)    (98,902)
Dividends/distributions to shareholders......................       (563)     (4,500)
                                                               ----------  ----------
    Net cash used in financing activities....................    (23,409)     (8,402)
                                                               ----------  ----------
    Net decrease in cash and cash equivalents................     (3,366)     (2,605)
Cash and cash equivalents at:
Beginning of period..........................................    136,973      38,991
                                                               ----------  ----------
End of period................................................ $  133,607  $   36,386
                                                               ==========  ==========

Supplemental disclosure of cash flow information (Note 2)

The accompanying notes, together with the Notes to the Consolidated Financial Statements within The La Quinta Companies Form 10-K for the year ended December 31, 2001, are an int part of these financial statements.

LA QUINTA CORPORATION

NOTES TO COMBINED CONSOLIDATED STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in this Joint Quarterly Report in accordance with the Rules and Regulations of the Securities and Exchange Commission (the "SEC").

The accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows represent (i) LQ Corporation and (ii) LQ Properties. All significant intercompany and inter- entity balances and transactions have been eliminated in consolidation. The term LQ Corporation includes those entities owned or controlled by LQ Corporation (including its controlled subsidiaries LQ Properties and La Quinta Inns, Inc.); the term LQ Properties includes those entities owned or controlled by LQ Properties; and the terms "we," "us," "our," "La Quinta" or "The La Quinta Companies" refers to LQ Corporation, LQ Properties and their respective subsidiaries, collectively. Prior to January 2, 2002, LQ Corporation and LQ Properties were two separate companies that maintained an organizational structure called a "paired share REIT" under the grandfathering provisions of the Internal Revenue Code of 1986, as amended (the "Code"). On January 2, 2002, LQ Corporation and LQ Properties completed the restructuring of the two companies by merging LQP Acquisition Corp., a newly formed, wholly owned subsidiary of LQ Corporation, with and into LQ Properties with LQ Properties continuing as the surviving entity. As a result of the merger, LQ Properties, which continued to be a REIT, became a subsidiary controlled by LQ Corporation. Also in connection with the merger, each outstanding share of common stock of LQ Properties held by La Quinta's stockholders was converted into one share of a new class B common stock of LQ Properties and each outstanding share of common stock of LQP Acquisition Corp. (all of which were held by LQ Corporation) was converted into one share of a new class A common stock of LQ Properties. Following the restructuring, each share of common stock of LQ Corporation, that had previously been paired with the common stock of LQ Properties, is now paired and traded as a single unit with the new class B common stock. The restructuring was accounted for as a reorganization of two companies under common control. There was no revaluation of the assets and liabilities of the combining companies. In December 2001, we recorded a charge of approximately $169,421,000 to write-off the carrying value of an intangible asset related to the "grandfathered" paired share structure and also incurred $6,186,000 of professional fees and other expenses related to the restructuring. As a result of the restructuring, we recorded a one-time charge of approximately $196,520,000 during the three months ended March 31, 2002 to establish the net deferred tax liability of La Quinta and recognize the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including net operating loss carryovers ("NOLs") of LQ Properties and LQ Corporation (See note 3).

We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002, the results of operations for the three month period ended March 31, 2002 and 2001, and cash flows for the three month periods ended March 31, 2002 and 2001. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results which may be expected for any other interim period or for the entire year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Also, we believe the disclosures contained in this Joint Quarterly Report are adequate to make the information presented not misleading. See our Joint Annual Report for additional information relevant to significant accounting policies that we follow.

Change in Accounting Principle

During the three months ended March 31, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145, among other things, rescinds SFAS 4, which required that gains and lossses from extinguishment of debt be classified as an extraordinary item, net of related income tax effects. SFAS 145 is to be applied beginning in fiscal years beginning after May 15, 2002 and encourages early application of the recission of SFAS 4. As a result, we have classified gains on early extinguishment of debt during the three months ended March 31, 2002 of $161,000 as other income from continuing operations.

In January 2002, we implemented SFAS 142 "Goodwill and Other Intangible Assets" which is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives.

Accordingly, we identified two components of goodwill and assigned the carrying value of these components to two of our reporting units:

  La Quinta lodging for $248,358,000 of the carrying value; and
  TeleMatrix telecommunications for $18,599,000 of the carrying value.

On January 1, 2002, we completed the two step process prescribed by SFAS 142 for (1) testing for impairment and (2) determining the amount of impairment loss related to goodwill associated with these two reporting units. Accordingly, in January 2002, we recorded a charge to earnings that is reported as a cumulative effect of the change in accounting principle of $258,957,000 to reflect the adjustment to goodwill. Since goodwill is a permanent difference, the charge to earnings has no tax impact. As a result of the adjustment, we anticipate an annual decrease in amortization of goodwill and a corresponding annual increase to net income of $16,471,000. Going forward, we will test goodwill for impairment annually or more frequently if the occurrence of an event or circumstance indicates potential impairment.

Also, upon implementation of SFAS 142, we identified intangible assets related to our lodging brands, La Quinta® Inns and La Quinta® Inn & Suites, with a carrying value of approximately $81,150,000 at January 1, 2002. As part of our recent legal and tax restructuring, more fully described above, we determined that there was no indication of impairment on these intangible assets and assigned a useful life of 21 years to these intangible assets. (The remaining useful life of these intangibles was 17 years as of December 31, 2001.) This change in the useful life did not have a material impact on the results of our operations. In addition, we have an intangible asset with a carrying value of $553,000 at January 1, 2002 resulting from a five-year non- compete agreement executed as part of our 1999 acquisition of TeleMatrix. We have determined that there is no indication of impairment related to this asset and that the five-year life assigned to the asset is appropriate. Going forward, we will test these intangibles for impairment annually or more frequently if the occurrence of an event or circumstance indicates impairment.

The amortization of intangibles and net loss available to common shareholders of La Quinta for the three months ended March 31, 2002 and 2001 follow:

                                                                           Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                            2002         2001
                                                                         -----------  -----------
                                                                         (In thousands)
La Quinta lodging goodwill amortization................................ $        --  $     3,754
TeleMatrix telecommunications goodwill amortization....................          --          364
Lodging trademark amortization.........................................         966        1,226
TeleMatrix non-compete agreement amortization..........................          50           50

Net loss available to common shareholders before
  cumulative effect of change in accounting principle.................. $  (200,871) $   (12,172)

Net loss available to common shareholders.............................. $  (459,828) $   (15,816)

The following table illustrates net loss available to common shareholders of La Quinta if SFAS 142 had been implemented as of January 1, 2001:

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                            2002         2001
                                                                         -----------  -----------
                                                                             (In thousands,
                                                                         except per share data)
Reported net loss available to common shareholders..................... $  (459,828) $   (15,816)
La Quinta lodging goodwill amortization................................          --        3,754
TeleMatrix telecommunications goodwill amortization....................          --          364
Lodging trademark amortization.........................................          --          260
                                                                         -----------  -----------
Adjusted net loss available to common shareholders (a)................. $  (459,828) $   (11,438)
                                                                         ===========  ===========
EARNINGS PER SHARE - BASIC AND DILUTED
Reported net loss available to common shareholders..................... $     (3.22) $     (0.11)
La Quinta lodging goodwill amortization................................          --         0.03
TeleMatrix telecommunications goodwill amortization....................          --           --
Lodging trademark amortization.........................................          --           --
                                                                         -----------  -----------
Adjusted net loss available to common shareholders (a)................. $     (3.22) $     (0.08)
                                                                         ===========  ===========

(a) Adjusted net income available to common shareholders for the three months ended March 31, 2001 includes $1,179,000 of amortization of our paired share intangible written off in December of 2001 in connection with our Restructuring (see note 3) and $389,000 of amortization of goodwill associated with LQ Properties' previous investment advisor which was fully amortized as of December 31, 2001 and therefore not contemplated under SFAS 142.

During the three months ended March 31, 2002, amortization of intangible assets was $1,016,000 (including $50,000 amortization of our TeleMatrix five-year non-compete agreement). The estimated amortization of intangible assets for each of the five years ending December 31, 2006 follows:

                                                                         Amortization
Year                                                                       Expense
                                                                         -----------
Year ended December 31, 2002........................................... $     4,064
Year ended December 31, 2003...........................................       4,064
Year ended December 31, 2004...........................................       4,017
Year ended December 31, 2005...........................................       3,864
Year ended December 31, 2006...........................................       3,864

We implemented the provisions of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" during the three months ended March 31, 2002. As a result of the adoption of SFAS 144, gains and losses on long-lived assets classified as held-for-sale subsequent to the January 1, 2002 effective date of SFAS 144, will be classified as gains or losses from disposal of discontinued operations. Gains and losses on long-lived assets classified as held-for-sale disposed of during the three months ended March 31, 2002 and 2001 have been classified in continuing operations as restatement of prior periods is not permitted under SFAS 144 and as no assets were transferred to the held-for- sale category subsequent to January 1, 2002.

During the three months ended March 31, 2001, we used interest rate swap agreements, a derivative instrument, to manage exposure to interest rate risk. We adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," beginning January 1, 2001. Our adoption of SFAS 133 resulted in a net charge to earnings of $1,236,000 during the three months ended March 31, 2001 comprised of a loss for the change in fair value for the three months ended March 31, 2001, recorded in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle (through December 31, 2000) of $856,000.

Newly Issued Accounting Standards

On August 15, 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS 143 as a change in accounting principle. We are not currently affected by the requirements of SFAS 143.

In January 2001, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") reached a consensus (the "Consensus") on a portion of the EITF Issue No. 00-22 "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." The Consensus addresses the recognition of a cash rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of cost. In January 2001, LQ Corporation implemented a customer retention program which provides a cash rebate. In accordance with the Consensus, LQ Corporation classified such cash rebates or refunds as a reduction of revenues. The EITF also addresses incentive or loyalty programs such as the "La Quinta Returns Club." LQ Corporation has historically reported the cost that it would refund the hotel for the free night as offsetting components of marketing expense and lodging revenues and reflected a zero economic impact of the "free night stay." We have netted these revenues and costs, resulting in no financial statement impact of the transaction. We will re-evaluate the impact of the final consensus of the EITF on our accrual of the "minimal" value of a night's stay award and will make any necessary adjustments and revision to accounting policy upon implementation of EITF Issue No. 00-22.

Reclassification

Certain reclassifications have been made to the 2001 presentation to conform to the 2002 presentation, including the change in presentation of LQ Corporation (on a consolidated basis) and LQ Properties from the use of an unclassified balance sheet in 2001 to a classified balance sheet in 2002.

2. Supplemental Cash Flow Information

Details of other non-cash items follow:

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                            2002         2001
                                                                         -----------  -----------
                                                                            (in thousands)
Impairment of assets held for sale..................................... $        --  $    13,342
Impairment of assets held for use......................................          --        1,074
Impairment of real estate mortgages and notes receivable...............          --       12,425
Provision for loss on interest and other receivables ..................          --        9,475
Reserve for restructuring expenses.....................................          --          545
Other..................................................................          --         (125)
                                                                         -----------  -----------
Total other non-cash items............................................. $        --  $    36,736
                                                                         ===========  ===========

Details of interest and income taxes paid and non-cash investing and financing transactions for LQ Corporation follow:

                                                                             Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                            2002         2001
                                                                         -----------  -----------
                                                                            (in thousands)
Interest paid during the period........................................ $    35,211  $    44,200
Interest capitalized during the period.................................         306          208
Income taxes paid during the period....................................         637           --
Non-cash investing and financing transactions:
     Conversion of capital lease to operating lease.................... $     2,500  $        --

Details of interest and income taxes paid and non-cash investing and financing transactions for LQ Properties follow:

                                                                           Three Months Ended
                                                                               March 31,
                                                                         ------------------------
                                                                            2002         2001
                                                                         -----------  -----------
                                                                            (in thousands)
Interest paid during the period........................................ $    35,184  $    44,164
Interest capitalized during the period.................................         306          190
Income taxes paid during the period....................................         637           --
Non-cash investing and financing transactions:
     Conversion of capital lease to operating lease.................... $     2,500  $        --

3. Restructuring

On January 2, 2002, a restructuring among LQ Corporation and LQ Properties and a subsidiary of LQ Corporation was completed. As a result of the merger, effective January 2, 2002, LQ Properties became a subsidiary controlled by LQ Corporation. As part of the merger, each outstanding share of common stock of LQ Properties was converted into one share of class B common stock of LQ Properties. Each share of class B common stock is paired and traded as a single unit with the common stock of LQ Corporation that had previously been paired with the common stock of LQ Properties. The merger was accounted for as a reorganization of two companies under common control with no revaluation of the assets and liabilities of the combining companies. In connection with the restructuring, LQ Properties transferred approximately $81 million of brand intangibles and related rights to La Quinta Franchise, LLC and La Quinta Worldwide, LLC (both consolidated subsidiaries of LQ Properties before the transfer). LQ Properties then transferred an approximate 98% interest in La Quinta Franchise, LLC and an approximate 40% interest in La Quinta Worldwide, LLC to LQ Corporation in exchange for approximately 9,430,000 unpaired shares of LQ Corporation common stock. LQ Properties' investment in the 9,430,000 shares of LQ Corporation common stock has been presented as contra equity on the accompanying LQ Properties balance sheet as of March 31, 2002, in accordance with EITF 98-2. As a result of the transfer of a majority interest in La Quinta Franchise, LLC to LQ Corporation, La Quinta Franchise, LLC is consolidated into the financial statements of LQ Corporation. The net effect of these transactions is an approximate $15 million and $42 million reduction in LQ Properties' assets and shareholders' equity, respectively. In December 2001, we recorded a charge of approximately $169,421,000 to write-off the carrying value of an intangible asset related to the "grandfathered" paired share structure and also incurred $6,186,000 of professional fees and other expenses related to the restructuring. As a result of the restructuring, we also recorded a one-time charge of approximately $196,520,000 in January 2002 to establish the net deferred tax liability of La Quinta and recognize the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including NOLs of LQ Properties and LQ Corporation.

The following tables set forth unaudited pro forma condensed financial data for La Quinta, giving effect to the merger as if it had occurred on January 1, 2002 for the three months ended March 31, 2002 and on January 1, 2001 for the three months ended March 31, 2001 and does not purport to present what actual results would have been had such transactions, in fact, occurred on January 1, 2001, or to project results for any future period. In the opinion of our management, all adjustments necessary to reflect the effects of these transactions have been made.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                            2002         2001
                                                                         -----------  -----------
                                                                              (In thousands,
                                                                          except per share data)
Revenues............................................................... $   138,676  $   189,090
Expenses...............................................................     138,249      199,738
Loss before minority interest, income taxes                              -----------  -----------
  and cumulative effect of change in accounting principle..............         427      (10,648)
   Minority interest (a)...............................................      (4,626)      (4,669)
   Income taxes expense................................................    (196,672)    (192,650)
Net loss available to common shareholders before                         -----------  -----------
  cumulative effect of change in accounting principle.................. $  (200,871) $  (207,967)
                                                                         ===========  ===========

Net loss............................................................... $  (459,828) $  (207,111)
                                                                         ===========  ===========

EARNINGS PER SHARE - BASIC AND DILUTED
Net loss available to common shareholders before
  cumulative effect of change in accounting principle.................. $     (1.41) $     (1.45)

Net loss............................................................... $     (3.22) $     (1.45)

Weighted average shares outstanding....................................     142,980      142,958

  Subsequent to the merger (see note 1), Series A and Series B preferred stock remain outstanding securities of LQ Properties and represent a minority interest in LQ Properties. Therefore, the redemption value of these preferred stock securities and the related preferred stock dividends have been presented as minority interest in the accompanying consolidated financial statements and the unaudited pro forma condensed financial data of LQ Corporation.

4. Property, Plant and Equipment

The following is a summary of our investment in property, plant and equipment:

                                                                          March 31,   December 31,
                                                                            2002         2001
                                                                         -----------  -----------
                                                                               (In thousands)
Land................................................................... $   356,092  $   356,729
Buildings and improvements, net of accumulated depreciation of
     $339,891 and $311,275 and impairments of $8,683 and $8,683........   1,965,489    1,968,533
Assets held for sale, net of accumulated depreciation of $29,322
     and $31,800 and impairments of $110,371 and $110,370..............     223,486      214,314
                                                                         -----------  -----------
                                                                        $ 2,545,067  $ 2,539,576
                                                                         ===========  ===========

At March 31, 2002 and December 31, 2001, the net book value after impairment of lodging property, plant, and equipment was $2,334,703,000 and $2,345,314,000, respectively. During the three months ended March 31, 2002, we incurred $24,916,000 in capital improvements related to the lodging segment. Additionally, during the three months ended March 31, 2002, we recorded depreciation expense and write-offs of $26,341,000 on lodging property, plant and equipment. As of March 31, 2002 and December 31, 2001, the total impairment balance on the investment in lodging facilities was $49,272,000 and $54,855,000, respectively. During the three months ended March 31, 2002, we sold three hotels with net book values of $7,162,000 (net of impairments of $5,583,000). Net proceeds on these transactions totaled $7,482,000.

At March 31, 2002 and December 31, 2001, the net book value after impairment of healthcare property, plant, and equipment was $169,343,000 and $153,006,000, respectively. During the three months ended March 31, 2002, we sold two healthcare facilities comprised of real estate and other assets with net book values of $7,490,000 (net of previously recorded impairments of $5,831,000). Net proceeds on this transaction totaled $8,770,000 in cash and resulted in a net gain of $1,280,000. In addition, during the three months ended March 31, 2002, we accepted deeds in lieu of foreclosure on mortgage receivables with net book values of $23,827,000, net of impairments of $11,415,000. As a result of the receipt of such deeds, we have reclassified those investments in mortgages receivable as assets held-for-sale at March 31, 2002.

At March 31, 2002 and December 31, 2001, the net book value of corporate property, plant and equipment was $41,021,000 and $41,256,000, respectively. During the three months ended March 31, 2002, La Quinta incurred $2,053,000 in capital improvements related to corporate property, plant and equipment. Additionally, during the three months ended March 31, 2001, La Quinta recorded depreciation expense and write-offs of $2,288,000 on corporate property, plant and equipment.

The following details changes in the net book value of property, plant and equipment for the three months ended March 31, 2002:

(In thousands)
Net book value of property, plant and equipment at December 31, 2001................ $ 2,539,576
Lodging
         Capital improvements.......................................................      24,916
         Depreciation expense and write-offs........................................     (26,341)
         Net book value of assets sold and other adjustments........................      (9,186)
Healthcare
     Sale/lease-back assets:
         Net book value of real estate assets sold..................................      (7,490)
         Acceptance of deed on mortgage receivable..................................      23,827
Corporate assets:
         Capital improvements.......................................................       2,053
         Depreciation expense.......................................................      (2,288)
                                                                                      -----------
Net book value of property, plant and equipment at March 31, 2002................... $ 2,545,067
                                                                                      ===========

The impairment adjustment activity for property, plant and equipment for the three months ended March 31, 2002 is summarized as follows:

                                                 Buildings     Assets
                                                    and       Held for
                                                Improvements    Sale       Total
                                                ------------  ---------  ---------
                                                           (In thousands)
Lodging impairments at December 31, 2001...... $      8,683  $  46,172  $  54,855
Healthcare impairments at December 31, 2001...           --     64,198     64,198
                                                ------------  ---------  ---------
Total impairment balance at December 31, 2001.        8,683    110,370    119,053
Assets sold...................................           --    (11,414)   (11,414)
Other.........................................           --     11,415     11,415
                                                ------------  ---------  ---------
Lodging impairments at March 31, 2002.........        8,683     40,589     49,272
Healthcare impairments at March 31, 2002......           --     69,782     69,782
                                                ------------  ---------  ---------
                                               $      8,683  $ 110,371  $ 119,054
                                                ============  =========  =========

Impairment of Property, Plant and Equipment

At March 31, 2002 and December 31, 2001, we classified certain assets as held-for-sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. Based on estimated net sale proceeds, current facts, circumstances and analysis, we recorded no additional impairments on either assets held-for-sale or held-for-use during the three months ended March 31, 2002. The lodging assets classified as held-for-sale at March 31, 2002 had combined earnings before income taxes, depreciation and amortization of $508,000 and $1,016,000 for the three months ended March 31, 2002 and 2001, respectively. The healthcare assets classified as held-for-sale at March 31, 2002 had revenues of $4,571,000 for the three months ended March 31, 2002.

As of March 31, 2002 and December 31, 2001, we had an impairment balance of $110,371,000 and $110,370,000, respectively, related to assets held-for-sale and $8,683,000 as of March 31, 2002 and December 31, 2001, pertaining to properties held-for-use. During the three months ended March 31, 2002, we accepted deeds in lieu of foreclosure for certain mortgage receivables. As a result the net book value of those mortgage receivables were reclassified as assets held-for- sale. The impairment related to the reclassified mortgage receivables was $11,415,000 at March 31, 2002.

We continue to evaluate the assets in our total portfolio as well as to pursue an orderly disposition of our remaining healthcare assets. There can be no assurance if or when sales will be completed or whether such sales will be completed on terms that will enable us to realize the full carrying value of such assets.

Operators in Bankruptcy

As of March 31, 2002, we had exposure to CareMatrix Corporation ("CareMatrix"), an operator, who filed for protection under Chapter 11 of the Bankruptcy Code on November 11, 2000. On March 28, 2002, we accepted deeds in lieu of foreclosure on mortgage receivables with net book values before impairment of $35,242,000 on facilities operated by CareMatrix. Interest income of $618,000 was recorded on a cash basis during the three months ended March 31, 2002 on these assets.

On April 4, 2002, one of the CareMatrix subsidiaries which operates a healthcare facility in our portfolio emerged from bankruptcy and executed an agreement whereby La Quinta would sell our interest in the facility to a third party. On May 3, 2002, we sold the other facilities operated by CareMatrix and its subsidiaries. Our management has initiated various actions to protect our interests, including acceptance of the deeds in lieu of foreclosure and the draw down and renegotiation of certain escrow accounts and agreements. While the earnings capacity of certain facilities has been reduced and the reductions may extend to future periods, we believe that we have recorded appropriate impairment provisions based on our assessment of current circumstances.

5. Mortgages and Other Notes Receivable

At March 31, 2002 and December 31, 2001, the net book value after impairment of mortgages receivable was $43,032,000 and $82,853,000, respectively. We received $17,292,000 in principal payments on mortgages receivable during the three months ended March 31, 2002 comprised of:

  $112,000 in monthly principal payments; and
  $17,180,000 in principal payments on mortgages with a net book value of $15,882,000 (net of impairment balances of $4,003,000 previously recorded by La Quinta) received as a result of real estate asset transactions entered into by La Quinta pursuant to our previously announced plan to, among other things, dispose of our healthcare assets ("Five Point Plan").

These transactions resulted in a net gain of $1,298,000.

During the three months ended March 31, 2002, we recorded no additional impairments related to the mortgage portfolio based on anticipated proceeds, and review of current facts, circumstances and analysis. As of March 31, 2002 and December 31, 2001, we had $8,753,000 and $24,171,000, respectively, in loan valuation reserves primarily relating to mortgage loans in the portfolio. Interest revenue related to mortgage loans included in our portfolio which we anticipate selling within the next twelve months was $389,000 for the three months ended March 31, 2002.

At March 31, 2002 and December 31, 2001, the net book value of other notes receivable was $34,048,000 and $34,085,000, respectively.

6. Stockholders' Equity

The following classes of preferred stock and excess stock are authorized as of March 31, 2002; no shares were issued or outstanding at March 31, 2002 or December 31, 2001:

La Quinta Corporation preferred stock; $0.10 par value; 6,000,000 shares authorized;

La Quinta Corporation excess stock; $0.10 par value; 25,000,000 shares authorized;

La Quinta Properties, Inc. excess stock; $0.10 par value; 25,000,000 shares authorized;

On December 20, 2001, our stockholders approved the La Quinta Corporation 2002 Stock Option and Incentive Plan (the "2002 Stock Option Plan"). The 2002 Stock Option Plan authorized LQ Corporation (and LQ Properties as a result of the new structure which pairs the class B common stock and the LQ Corporation common stock (see note 1)) to issue, pursuant to various stock incentive awards, 6,900,000 paired shares. No more than 25 percent of the paired shares available for grant under the 2002 Stock Option Plan will be available for grants in the form of awards other than options. The number of paired shares reserved for issuance under the 2002 Stock Option Plan is subject to adjustment for stock splits, stock dividends and similar events. The 2002 Stock Option Plan replaced the La Quinta Properties, Inc. Amended and Restated 1995 Share Award Plan (the "La Quinta Properties 1995 Plan") and the La Quinta Corporation Amended and Restated 1995 Share Award Plan (the "La Quinta Corporation 1995 Plan") although it will not affect any awards previously granted under either of these plans. As of March 31, 2002, 150,000 options were outstanding under the 2002 Stock Option Plan; 3,631,000 options and 775,000 restricted shares were outstanding under the La Quinta Properties 1995 Plan; and 5,077,000 options and 589,000 restricted shares were outstanding under the La Quinta Corporation 1995 Plan.

As a result of the restructuring on January 2, 2002 (see note 3), LQ Properties exchanged its interest in two limited liability companies, which held brand intangibles and related rights, for 9,430,000 unpaired shares of LQ Corporation common stock. LQ Properties' investment in the 9,430,000 shares of LQ Corporation common stock has been presented as contra equity on the accompanying LQ Properties' balance sheet as of March 31, 2002 in accordance with EITF 98-2.

7. Comprehensive Loss and Other Assets

The investment in equity securities classified as available-for-sale also includes 1,081,000 shares of Balanced Care Corporation ("BCC"), a healthcare operator. This investment had a market value of $109,000 and $152,000 at March 31, 2002 and December 31, 2001, respectively. The change in fair value of our investment in BCC is reflected in the summary of comprehensive loss below.

                                                                        Three Months Ended
                                                                             March 31,
                                                                      --------------------
                                                                        2002       2001
                                                                      ---------  ---------
                                                                         (in thousands)
Net loss............................................................ $(459,828) $ (11,316)
Other comprehensive loss:
     Unrealized holding losses arising during the period............       (43)       173
                                                                      ---------  ---------
Comprehensive loss.................................................. $(459,871) $ (11,143)
                                                                      =========  =========

In January 2001, LQ Properties sold its investment in Nursing Home Properties Plc ("NHP Plc"), a property investment group which specializes in the financing, through sale/leaseback transactions, of nursing homes located in the United Kingdom. The investment included approximately 26,606,000 shares of NHP Plc, representing an ownership interest in NHP Plc of 19.99%, of which LQ Properties had voting rights with respect to 9.99%. LQ Properties sold its investment in NHP Plc for net proceeds of $7,737,000 and recorded a charge to earnings of $22,000 for the difference in the net book value and the selling price of the stock. LQ Properties had previously recorded a loss on its equity investment through December 31, 2000 of $49,445,000.

8. Indebtedness

We had the following debt activity for the three months ended March 31, 2002:

                                                         Bonds and
                                  Notes     Bank Notes   Mortgages
                                 Payable     Payable      Payable       Total
                               -----------  ----------  -----------  -----------
                                                 (In thousands)
December 31, 2001............ $   846,719  $  145,020  $     8,499  $ 1,000,238
Repayment of principal.......     (20,015)     (2,490)        (503)     (23,008)
Other........................      (2,605)         --                    (2,605)
                               -----------  ----------  -----------  -----------
March 31, 2002............... $   824,099  $  142,530  $     7,996  $   974,625
                               ===========  ==========  ===========  ===========

Notes Payable

During the three months ended March 31, 2002, we repaid approximately $19,975,000 in principal on notes payable scheduled to mature in September 2003 and March 2004 and recorded a gain on early extinguishment included in other expense at March 31, 2002 of approximately $161,000. We also made scheduled principal payments on certain notes payable of $40,000 during the three months ended March 31, 2002. In addition, we waived our purchase option on a $2,500,000 capital lease obligation and as a result removed the liability from the balance sheet as of March 31, 2002. The lease will be accounted for as an operating lease going forward and future payments on the lease will be recorded as rent expense.

Bank Notes Payable

We are a party to a credit agreement with a bank group which provides for a $150,000,000 term loan and a $225,000,000 revolving line of credit (the "Credit Facility"). Borrowings under the term loan initially bear interest at the London Interbank Offered Rate ("LIBOR") plus 3.5% (5.5% at March 31, 2002). The Credit Facility matures on May 31, 2003 and may be extended under certain conditions at our option. Approximately $201,827,000 (net of $23,173,000 in outstanding letters of credit) was available under the revolving line of credit at March 31, 2002. Borrowings under the revolving line of credit currently bear interest at LIBOR plus 3.25%. At March 31, 2002, there were no borrowings under the revolving line of credit. On March 28, 2002 we repaid $2,490,000 of outstanding principal balance on the Credit Facility term loan. At March 31, 2002, $142,530,000 remained outstanding under the term loan.

The Credit Facility contains several financial covenants which require maintenance of profitability, consolidated tangible worth and debt related ratios including:

  minimum lodging EBITDA (earnings before interest, taxes, depreciation and amortization);
  net debt to EBITDA ratio;
  interest coverage ratio;
  fixed charge ratio;
  net debt to total capitalization ratio; and
  consolidated tangible net worth minimum.

We obtained an amendment to the Credit Facility on March 29, 2002 which relaxed the maximum total leverage ratio and minimum fixed charge coverage ratio covenants through March 31, 2003 and reduced the minimum lodging EBITDA covenant. The amendment also included modifications to certain definitions and other provisions in the Credit Facility. In addition to the financial covenants, the Credit Facility also includes limitations on capital expenditures, asset sales, secured debt, certain investments, common stock dividends, and debt and share repurchases.

Bonds and Mortgages Payable

During the three months ended March 31, 2002, we repaid approximately $503,000 in principal on bonds and mortgages payable, which included a balloon payment of $480,000 on a mortgage which matured on January 17, 2002.

Interest Rate Swap Agreement

During 2001, we were a fixed rate payor of 5.7% under an interest rate swap agreement with a notional amount of $400,000,000 and received a variable rate of 5.056%, which we settled on June 27, 2001. The swap agreement was measured at fair value at March 31, 2001 and recorded as a liability in accounts payable, accrued expenses and other liabilities in accordance with SFAS 133. The interest rate swap was not designated as a hedging instrument and, accordingly, a net charge to earnings of $1,236,000 was recorded during the three months ended March 31, 2001, comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle (based on the fair value at January 1, 2001) of $856,000. We have not entered into any interest rate swap agreements as of March 31, 2002.

9. Distributions Paid to Stockholders

On April 1, 2002, LQ Properties paid a dividend of $0.5625 per depositary share of preferred stock to holders of record on March 15, 2002 of its 9.00% Series A Cumulative Redeemable Preferred Stock. On March 25, 2002, LQ Properties also paid a quarterly dividend at a rate of 9.00% per annum on the liquidation preference of $25,000 per share to the holder of its 9.00% Series B Cumulative Redeemable Convertible Preferred Stock.

On April 2, 2001, LQ Properties paid a dividend of $0.5625 per depositary share of preferred stock to holders of record on March 15, 2001 of its 9.00% Series A Cumulative Redeemable Preferred Stock. On March 26, 2001, LQ Properties also paid a quarterly dividend at a rate of 9.00% per annum on the liquidation preference of $25,000 per share to the holder of its 9.00% Series B Cumulative Redeemable Convertible Preferred Stock.

10. Other Expenses

For the three months ended March 31, 2002 and 2001, other expenses consisted of the following:

                                                                        Three Months Ended
                                                                             March 31,
                                                                      --------------------
                                                                        2002       2001
                                                                      ---------  ---------
                                                                         (in thousands)
Restructuring:
     Employee severance and related employment costs................ $      --   $     545
                                                                      ---------  ---------
          Restructuring and related expenses........................        --        545
                                                                      ---------  ---------
Other:
     Provision for loss on interest and other receivables...........        --      9,475
     Bad debt recoveries............................................        (7)        --
     Gain on sale of assets.........................................    (2,492)        54
     Gain on early extinguishments of debt..........................      (161)        --
                                                                      ---------  ---------
          Bad debt expenses.........................................    (2,660)     9,529
                                                                      ---------  ---------
Total Other Expenses................................................ $  (2,660) $  10,074
                                                                      =========  =========

Restructuring

Five Point Plan

Between January 1, 2000 and March 31, 2002, we have sold or received repayments prior to maturity from investments in healthcare properties and mortgage receivables with net book values of $1.7 billion as part of the implementation of the Five Point Plan. The majority of the remaining investments in healthcare properties are expected to be sold during 2002. In June 2000, our Board of Directors approved a plan to reduce the number of employees by 14 as of December 31, 2000, including four officers, primarily in the financial and legal groups, of our Needham, Massachusetts office. For the three months ended March 31, 2001, we recorded $545,000 of other expense related to severance and retention incentive compensation earned by the healthcare segment employees based on achievement of healthcare asset sale goals and compliance with specified employment terms in order to facilitate the sale of certain healthcare assets and closing of our Needham office by December 2002.

Changes in accrued restructuring costs were as follows:

                                                                         Severance,
                                                                        Employment,
                                                                      & Other Exit Costs  Other      Total
                                                                      ----------------  ---------  ---------
                                                                       (In thousands)
December 31, 2001................................................... $         17,704  $   3,636  $  21,340
Payments............................................................           (1,675)    (1,947)    (3,622)
                                                                      ----------------  ---------  ---------
March 31, 2002...................................................... $         16,029  $   1,689  $  17,718
                                                                      ================  =========  =========

Other

During the three months ended March 31, 2002 and 2001, we recognized a gain of $1,194,000 and a loss of $54,000, respectively, related to the sale of property, plant and equipment. In addition, mortgage repayments resulted in a gain of $1,298,000 for the three months ended March 31, 2002.

During the three months ended March 31, 2001, we recorded provisions and other expenses of approximately $9,475,000 on working capital and other receivables management considered uncollectable.

11. Income Taxes

LQ Properties has elected to be taxed as a REIT under the Code and believes it has met all the requirements for qualification as such. Accordingly, LQ Properties will generally not be subject to federal income taxes on amounts distributed to stockholders, including LQ Corporation, provided it distributes annually at least 90 percent of its REIT taxable income (determined without regard to its dividends paid deduction and by excluding net capital gain) and meets certain other requirements for qualifying as a REIT. Therefore, generally no provision for federal income taxes is believed necessary in the financial statements of LQ Properties except for certain transactions resulting in capital gains which may require federal tax provisions and for subsidiaries taxable as C-corporations. LQ Properties utilizes taxable REIT subsidiaries to conduct the operations of TeleMatrix, Inc. and to hold certain assets which LQ Properties could not hold directly. LQ Properties has accrued and paid federal and state income taxes on the earnings of such subsidiaries.

LQ Corporation income tax expense (benefit) is based on reported earnings before income taxes, adjusted to give effect to the income tax consequences to LQ Corporation of any amounts attributable to minority interests. Deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting and such amounts recognized for tax purposes, which requires recognition of deferred tax liabilities and assets. Deferred income taxes include amounts attributable to LQ Properties, as those differences will affect amounts currently or ultimately required to be distributed by LQ Properties to LQ Corporation as taxable dividends. As a result of the restructuring, we recorded a one-time charge of approximately $196,520,000 in January 2002 to establish the net deferred tax liability of La Quinta and to recognize the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including NOLs of LQ Properties and LQ Corporation. As a result of recording the one-time charge, the valuation allowance that existed at December 31, 2001 with respect to the net deferred tax asset of LQ Corporation was reversed.

Income tax expense for the three months ended March 31, 2002 and 2001 consisted of the following:

                                                                        Three Months Ended
                                                                             March 31,
                                                                      --------------------
                                                                        2002       2001
                                                                      ---------  ---------
                                                                         (in thousands,
                                                                      except per share data

Net deferred tax liability recorded as a result of restructuring.... $ 196,520  $      --
Income taxes currently payable......................................       185        176
Deferred income tax benefit.........................................       (33)        --
                                                                      ---------  ---------
Total income tax expense............................................ $ 196,672  $     176
                                                                      =========  =========

12. Earnings Per Share

Earnings per share for La Quinta is computed as follows:

                                                                        Three Months Ended
                                                                             March 31,
                                                                      --------------------
                                                                        2002       2001
                                                                      ---------  ---------
                                                                         (in thousands,
                                                                      except per share data
Loss before discontinued operations and cumulative
  effect of change in accounting principle.......................... $(200,871) $ (12,172)
Preferred stock dividends(a)........................................        --     (4,500)
                                                                      ---------  ---------
Loss available to common shareholders before discontinued
  operations and cumulative effect of change in accounting principle  (200,871)   (16,672)
Cumulative effect of a change in accounting principle...............  (258,957)       856
                                                                      ---------  ---------
Net loss available to common shareholders........................... $(459,828) $ (15,816)
                                                                      =========  =========

Weighted average outstanding shares of Paired Common Stock..........   142,980    142,958
Dilutive effect of stock options....................................        --         --
                                                                      ---------  ---------
Dilutive potential paired common stock..............................   142,980    142,958
                                                                      =========  =========

EARNINGS PER SHARE - BASIC
Loss available to common shareholders before discontinued
  operations and cumulative effect of change in accounting principle $   (1.41) $   (0.12)
Cumulative effect of a change in accounting principle...............     (1.81)      0.01
                                                                      ---------  ---------
Net loss available to common shareholders........................... $   (3.22) $   (0.11)
                                                                      =========  =========
EARNINGS PER SHARE - DILUTED
Loss available to common shareholders before discontinued
  operations and cumulative effect of change in accounting principle $   (1.41) $   (0.12)
Cumulative effect of a change in accounting principle...............     (1.81)      0.01
                                                                      ---------  ---------
Net loss available to common shareholders........................... $   (3.22) $   (0.11)
                                                                      =========  =========

  Subsequent to the merger (see note 1), Series A and Series B preferred stock remain outstanding securities of LQ Properties and represent a minority interest in LQ Properties. Therefore, the redemption value of these preferred stock securities and the related preferred stock dividends have been presented as minority interests in the accompanying consolidated financial statements of LQ Corporation for the three months ended March 31, 2002.

Options to purchase 2,344,000 (prices ranging from $5.88 per share to $32.77 per share) and 4,477,000 (prices ranging from $4.03 per share to $32.77 per share) paired shares were outstanding during the three month periods ended March 31, 2002, and 2001, respectively, but were not included in the computation of diluted earnings per share ("EPS") because the options' exercise prices were equal to or greater than the average market price of the paired shares or because the inclusion would result in an antidilutive effect in periods where a loss was incurred.

In addition, options to purchase 6,514,000 paired shares (weighted average effect of 2,297,000 shares for the three months ended March 31, 2002) at prices ranging from $1.94 per share to $6.60 per share were outstanding during the three months ended March 31, 2002 and were not included in the computation of EPS because their inclusion would result in an antidilutive per-share amount as La Quinta reported a loss from continuing operations available to paired stockholders for the three months ended March 31, 2002.

In addition, options to purchase 3,006,000 paired shares (weighted average effect of 360,000 shares for the three months ended March 31, 2001) at prices ranging from $1.81 per share to $3.31 per share were outstanding during the three months ended March 31, 2001 and were not included in the computation of EPS because their inclusion would result in an antidilutive per-share amount as La Quinta reported a loss from continuing operations available to common stockholders for the three months ended March 31, 2001.

13. Transactions between LQ Corporation and LQ Properties

LQ Corporation, exclusive of its controlled subsidiaries, leases hotel facilities from LQ Properties and its subsidiaries. The hotel facility lease agreements between LQ Corporation and LQ Properties are for a five-year term expiring July 2003. Through March 31, 2002, the leases provided for a fixed payment of base rent plus a percentage rent based on room and other revenues and required LQ Properties to assume costs attributable to property taxes and insurance and to fund certain capital expenditures. At March 31, 2002 and December 31, 2001, LQ Corporation owed LQ Properties $163,633,000 related to these lease agreements. LQ Corporation has operated at a substantial loss due in part to the lease payments required to be made under the intercompany leases. We believe that the intercompany leases conformed with normal business practices at the time they were entered into and were consistent with leases entered into on an arm's length basis. Due to the unexpected shortfall in the operating revenues generated by the hotels compared to the operating revenues anticipated under the original lease agreements, LQ Properties and LQ Corporation have modified the lease agreements, effective April 1, 2002. The modified lease agreements provide for a percentage rent payment only in an amount equal to 40 percent of the gross room revenues from the hotel facilities. The obligations of LQ Properties to pay property taxes and insurance and to fund certain capital expenditures remain substantially unchanged in the modified leases. The lease modifications described above will result in a decline in revenue for LQ Properties.

LQ Corporation also has a royalty arrangement with LQ Properties for the use of the La Quinta tradename at a rate of approximately 2.5% of gross revenue, as defined in the royalty agreement. At March 31, 2002 and December 31, 2001, LQ Corporation owed LQ Properties $7,870,000 related to the royalty arrangement.

As a result of the restructuring on January 2, 2002 discussed in note 3, LQ Properties exchanged its interest in two limited liability companies, which held brand intangibles and related rights, for 9,430,000 unpaired shares of LQ Corporation common stock.

LQ Corporation provides certain management services to LQ Properties primarily related to executive management, general tax preparation and consulting, legal, accounting, and certain aspects of human resources. LQ Properties compensates LQ Corporation for the direct costs of providing such services.

14. Subsequent Events

On April 1, 2002, LQ Properties paid a dividend of $0.5625 per depositary share of preferred stock to holders of record on March 15, 2002 of its 9.00% Series A Cumulative Redeemable Preferred Stock.

Effective April 1, 2002, LQ Corporation and LQ Properties have modified the hotel facility lease agreements as described above due to the unexpected shortfall in the operating revenues generated by the hotels compared to the operating revenues anticipated under the original lease agreements.

On April 15, 2002, we announced the sale of 49 assisted living facilities operated by Alterra Healthcare Corporation for gross proceeds of $108.9 million. The net book value of the assets sold was $105.3 million, resulting in a net gain on the sale of $2.3 million, after recording $1.3 million in costs related to the closing of the transaction. In addition, during April and May of 2002, we sold two long term care facilities and a parcel of land with combined net book values of $21.2 million. We received gross proceeds related to these sales of $24.3 million and will record a small gain on the transactions after recognizing costs to close the transaction.

During April 2002, we repaid approximately $3,548,000 in notes payable scheduled to mature in March 2004. This repayment resulted in a gain of approximately $22,000.

In April 2002, we also sold a lodging facility with a net book value of approximately $2.1 million for gross proceeds of approximately $2.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the financial statements and related notes included elsewhere in this Joint Quarterly Report. The results discussed below are not necessarily indicative of the results to be expected in future periods. This discussion contains forward-looking statements based on current expectations which involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors. You should read the discussion about forward-looking statements in this Joint Quarterly Report under the heading "About this Joint Quarterly Report" - "Forward-Looking Statements" and "Cautionary Statements Regarding Forward-Looking Statements in this Joint Quarterly Report." This section will also direct you to the sections of our Joint Annual Report under the heading "Items 1 and 2 - Description of Our Business and Our Properties - Certain Factors You Should Consider About Our Companies, Our Businesses And Our Securities" and "Cautionary Statements Regarding Forward-Looking Statements In This Document." We undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances, including those described in our Joint Annual Report in the section entitled "Certain Factors You Should Consider About Our Companies, Our Businesses and Our Securities."

Overview

The basis of presentation includes Management's Discussion and Analysis of Financial Condition and Results of Operations for LQ Corporation and LQ Properties.

General

We are a leading limited service lodging company providing clean and comfortable rooms in convenient locations at affordable prices. We are one of the largest owner/operators of limited service hotels in the United States. We owned and operated 219 La Quinta Inns and 72 La Quinta Inn & Suites containing approximately 38,000 rooms as of March 31, 2002. We strive to design hotels that attract both business and leisure travelers seeking quality rooms that are generally comparable to those of mid-price, full service hotels, but at lower average room rates. We believe that by not providing full-service, management-intensive facilities and services, such as in-house restaurants, cocktail lounges, or room service, that typically carry high fixed costs and low margins, we are able to deliver a product that satisfies our customers' needs and price expectations, while also permitting us to concentrate on the variable cost structure and the high-margin nature of our limited service product.

In addition to owning and operating our hotel properties, we began, in late 2000, to license the use of our proprietary brand names, including La Quinta, La Quinta Inns and La Quinta Inn & Suites in return for royalty and other fees through license agreements with franchisees. As of March 31, 2002, our franchisees operated 21 La Quinta Inns and 22 La Quinta Inn & Suites representing over 3,000 rooms under our brands.

As of March 31, 2002, we owned or provided financing for 68 geographically dispersed healthcare facilities operated by six different third party operators. Consistent with our intention to focus on the lodging industry, the healthcare operations and assets in our portfolio have been decreasing as a result of continued success in selling these assets to other healthcare real estate investors or to the operators of the facilities. In April 2002, we sold 50 of the remaining healthcare facilities operated by two different healthcare operators.

Over the last two years, we have undergone significant financial and strategic change. In January 2000, we began a strategy of selling non-lodging real estate assets in order to focus on our lodging business. As a result of that change in strategy, we replaced substantially all of our senior management with executives who have, on average, approximately 25 years of experience in lodging and lodging-related industries. Over the last two years, we have improved the operations of our lodging assets, including the reduction of costs and the introduction of a franchising program. During that period, we have also sold approximately $1.7 billion of our non-lodging assets with proceeds from those sales applied to reduce indebtedness and strengthen our balance sheet.

On January 2, 2002, we completed the restructuring of the existing organization of our companies by merging a newly formed, wholly owned subsidiary of LQ Corporation with and into LQ Properties, with LQ Properties surviving the merger and becoming a subsidiary controlled by LQ Corporation while continuing its status as a REIT. We believe the restructuring, which was proposed primarily to address the challenges imposed by federal tax legislation on our previous "grandfathered" paired share REIT structure, will enable us to grow our lodging real estate portfolio, management operations and brand franchising program without the restrictions imposed by federal tax legislation.

Definitions of Non-GAAP Terms

"EBITDA" means income or loss from continuing operations plus interest, income taxes, depreciation and amortization; adjusted for gain or loss on sale of assets, other income, impairment provisions, provision for loss on equity securities and other nonrecurring expenses. "Recurring Net Income available to common stockholders" is net income available to stockholders plus the cumulative effect of changes in accounting principles, extraordinary gains or losses, gains or losses on the sales of assets, impairment of real estate assets, mortgages and notes receivable and other nonrecurring expenses. "Cash Earnings" means Recurring Net Income available to common stockholders plus deferred taxes, depreciation and amortization and other non- cash adjustments. Neither EBITDA, Recurring Net Income available to common stockholders, nor Cash Earnings are intended to represent cash flow or any other measure of performance in accordance with generally accepted accounting principles, known as GAAP. EBITDA, Recurring Net Income available to common stockholders and Cash Earnings are used because our management believes that certain investors find these terms to be useful tools for measuring our performance. We have provided a reconciliation of net loss calculated in accordance with GAAP to EBITDA in this Joint Quarterly Report below and under the heading "La Quinta Corporation - Results of Operations" and a reconciliation of net loss calculated in accordance with GAAP to Recurring Net Income available to common stockholders and Cash Earnings under the heading "Recurring Net Income and Cash Earnings."

La Quinta Corporation - Results of Operations

We earn revenue by:

  owning and operating 219 La Quinta Inns and 72 La Quinta Inn & Suites as well as licensing the use of our brand in return for license and other fees under our franchise program;
  leasing 62 healthcare facilities under long-term triple net leases in which the rental rate is generally fixed with annual escalators; and
  providing mortgage financing for six healthcare facilities in which the interest is generally fixed with annual escalators, subject to certain conditions.

                                                                    Three Months Ended
                                                                         March 31,
                                                                   --------------------
                                                                     2002       2001
                                                                   ---------  ---------
REVENUE:                                                           (In thousands)
  Lodging........................................................ $ 131,718  $ 152,996
  Other..........................................................     6,958     36,094
                                                                   ---------  ---------
    Total revenue................................................   138,676    189,090
                                                                   ---------  ---------
OPERATING EXPENSES:
   Lodging.......................................................    89,691     91,323
   Other.........................................................     2,525      2,873
                                                                   ---------  ---------
     Total operating expenses....................................    92,216     94,196
                                                                   ---------  ---------
EBITDA:
  Lodging........................................................    42,027     61,673
  Other..........................................................     4,433     33,221
                                                                   ---------  ---------
     Total EBITDA................................................    46,460     94,894

Reconciliation to Consolidated Financial Statements:
Depreciation and amortization
  Lodging........................................................    29,737     28,136
  Other..........................................................        22      1,411
Amortization of goodwill.........................................        --      5,686
Interest expense.................................................    18,934     34,573
Impairment on real estate assets, mortgages and notes receivable.        --     26,841
Other............................................................    (2,660)    10,074
                                                                   ---------  ---------
                                                                     46,033    106,721
                                                                   ---------  ---------
Loss before income taxes, minority interest and
    cumulative effect of change in accounting principle..........       427    (11,827)
Minority interest................................................    (4,626)      (169)
Income tax expense...............................................  (196,672)      (176)
                                                                   ---------  ---------
Loss before cumulative effect of
     change in accounting principle..............................  (200,871)   (12,172)
Cumulative effect of change in accounting principle..............  (258,957)       856
                                                                   ---------  ---------
Net loss.........................................................  (459,828)   (11,316)
Preferred stock dividends........................................        --     (4,500)
                                                                   ---------  ---------
Net loss available to common shareholders........................ $(459,828) $ (15,816)
                                                                   =========  =========

Net Loss available to common paired stockholders increased by $444,012,000, or $3.10 per diluted common share, to $459,828,000, or $3.21 per diluted common paired share for the three months ended March 31, 2002, compared to a net loss of $15,816,000 or $0.11 per diluted common paired share for the three months ended March 31, 2001. The increase in net loss available to common stockholders was primarily due to:

  a one-time charge of approximately $196,520,000 recorded during the three months ended March 31, 2002, to establish the net deferred tax liability of La Quinta and recognize the future impact of temporary differences between book value and tax basis of lodging and healthcare assets and liabilities, including NOLs of LQ Properties and LQ Corporation; and
  a charge of approximately $258,957,000 recorded as a cumulative effect of change in accounting principle during the three months ended March 31, 2002, to reflect an adjustment to goodwill as a result of the implementation of SFAS 142.

The following table summarizes statistical lodging data for the three months ended March 31, 2002 and 2001(1):

                                                                           2002       2001
                                                                         ---------  ---------
Company-owned Hotels in Operation......................................       291        299
Company-owned Hotels Under Construction or Refurbishment...............        --          3
Number of Franchise Hotels Open........................................        43          1

Total Company-owned:
Available Room-Nights (2)..............................................     3,415      3,489
Occupancy Percentage...................................................      58.9%      64.4%
ADR (3)................................................................ $   61.11  $   63.19
RevPAR (4)............................................................. $   35.97  $   40.67

Comparable Company-owned:
Comparable Owned Hotels (5)............................................       287        287
Available Room-Nights (2)..............................................     3,357      3,357
Occupancy Percentage...................................................      59.1%      64.8%
ADR (3)................................................................ $   61.09  $   63.68
RevPAR (4)............................................................. $   36.09  $   41.28
  Unless otherwise noted, operating data is only for company- owned hotels.
  Available room-night count in thousands.
  Represents average daily rate.
  Represents net revenue per available room.
  Represents hotels open for more than one year.

Revenues and Expenses

Lodging revenues decreased by $21,278,000, or 13.9%, to $131,718,000 for the three months ended March 31, 2002 compared to $152,996,000 for the three months ended March 31, 2001. Lodging revenues include revenues from room rentals and other revenue sources from company-owned hotels, such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. In addition, lodging revenues include franchise fees charged to franchisees for operating under the La Quinta brand name and using our hotel designs, operating systems and procedures. Lodging revenues also include revenues related to TeleMatrix, a provider of telephones, software and equipment for the lodging industry. Approximately $122,850,000 or 93% of lodging revenues were derived from room rentals. The decrease in lodging revenues was primarily due to a decrease in room revenues. Room revenue is dictated by demand, measured as occupancy percentage; pricing, measured as average daily rate, or ADR; and the level of available room inventory. Room revenues decreased during the three months ended March 31, 2002 compared to the three months ended March 31, 2001 due to several factors, including:

  Continuing decreases in demand resulting from the downturn in the national economy and from the impact of the terrorist attacks, and their aftermath, on the United States on September 11, 2001. Business and leisure travel continued to lag during the first three months of 2002 as companies reduced corporate travel and leisure travelers cancelled or delayed trips. This reduced demand was reflected in the decrease in our occupancy percentage by 5.5 percentage points to 58.9% for the three months ended March 31, 2002 compared to 64.4% for the three months ended March 31, 2001. We expect the reduction in business and leisure travel, and the resulting reduction in our occupancy percentage to continue into the second quarter of 2002.
  Continuing declines in the percentage of full rate customers and reductions in rates in response to decreased demand. The effect of reduced demand on ADR was partially offset by travelers who re-examined their lodging needs and decided to stay at limited service hotels rather than at full-service hotels and by some travelers who choose to travel by car rather than by airplane, which in turn benefited our "drive-to" markets. The net effect of this is our ADR decreased $2.08 or 3.3%, to $61.11 for the three months ended March 31, 2002 compared to $63.19 for the three months ended March 31, 2001.
  Sales of hotel properties during the last nine months of 2001 and the first three months of 2002 caused decreases in room revenues for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Available room inventory decreased by 74,000 room-nights due to the sale of six hotels during the last nine months of 2001 and three hotels in the first three months of 2002, respectively. The impact on room revenues during the three months ended March 31, 2002 due to hotels sold was approximately $2,816,000.

Net revenue per available room, or RevPAR, which is the product of ADR and occupancy percentage, decreased $4.70, or 11.6%, to $35.97 for the three months ended March 31, 2002 compared to $40.67 for the three months ended March 31, 2001.

Other revenues include revenues from leasing and providing mortgage financing on healthcare real estate. Other revenues decreased by $29,136,000 to $6,958,000 for the three months ended March 31, 2002, compared to $36,094,000 for the three months ended March 31, 2001. The decrease in other revenues was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages between March 31, 2001 and March 31, 2002. Revenues from assets included in our portfolio at March 31, 2001 that were sold between March 31, 2001 and March 31, 2002 were $29,338,000 for the three months ended March 31, 2001. The revenues during the three months ended March 31, 2002 from assets remaining in our healthcare portfolio at March 31, 2002 (of which all long-lived assets were classified as held-for-sale) was $5,195,000 (including revenues of $3,770,000 relating to facilities leased by two operators sold in April of 2002).

Direct lodging operating costs decreased by $4,377,000 or 7.0%, to $58,044,000 for the three months ended March 31, 2002 compared to $62,421,000 for the three months ended March 31, 2001. Direct operating costs include costs directly associated with the operation of the hotels such as direct labor, utilities and hotel supplies. Direct operating costs decreased during the three months ended March 31, 2002 due to the continued emphasis on cost control and the decrease in occupancy which resulted in reduction in certain variable costs in the three months ended March 31, 2002 compared to March 31, 2001 such as:

  Salaries and related benefits decreased $2,200,000 or 6.9%;
  Other variable expenses, including breakfast and coffee supplies, travel agency commissions and credit card processing costs, decreased by $1,938,000, or 21.7%.

In addition, energy costs decreased by $786,000 for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 due to decreases in energy rates coupled with a decrease in useage resulting from the decline in occupancy.

Other lodging operating costs decreased by $72,000 to $19,730,000 for the three months ended March 31, 2002 compared to $19,802,000 for the three months ended March 31, 2001. Other lodging operating costs for the lodging segment include costs such as property taxes, insurance, and certain franchise related fees charged to inn operations. The net decrease in other lodging operating costs was comprised of:

  Increases in franchise related expenses of approximately $2,012,000. Franchise expenses have increased and will continue to increase in connection with franchise openings.
  Increases in insurance costs of approximately $514,000. The events of September 11th are expected to further negatively impact our ability to obtain, and the cost of, insurance coverage.
  Offsetting decreases in other lodging operating costs of $2,576,000, including reductions in property taxes, reservation and marketing fees as well as reductions in TeleMatrix costs of sales.

General and administrative costs increased by approximately $2,469,000 to $14,442,000 for the three months ended March 31, 2002 compared to $11,973,000 for the three months ended March 31, 2001. Lodging general and administrative expenses include, among other costs, information services, legal, finance and accounting costs, sales, marketing, reservations, human resources and operations. The increase in general and administrative expenses during the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was related to increases in various overhead costs of approximately $3,646,000 which included additional expenses related to our continued focus on enhancement of information systems, additional expenses related to sales and marketing initiatives, new quality assurance initiatives and additional compensation expense incurred upon vesting of certain restricted stock awards upon achievement of performance criteria as well as compensation expense related to an executive supplemental retirement plan entered into in the fourth quarter of 2001.

Interest Expense

Interest expense decreased by $15,639,000, or 45.2%, to $18,934,000 during the three months ended March 31, 2002 compared to $34,573,000 during the three months ended March 31, 2001. The decrease in interest expense is due to the reduction of debt of $613 million from March 31, 2001 to March 31, 2002 as a result of the application of proceeds generated from various healthcare asset sales and mortgage repayments during the last nine months of 2001 and the three months ended March 31, 2002. In addition, interest expense for the three months ended March 31, 2001 included a $2,092,000 charge to recognize the ineffective portion of the change in fair value of the interest rate swap through income under SFAS 133.

Asset Sales

Asset sales of both lodging and healthcare real estate, realized a gain of $1,194,000, net of previous writedowns of $11,414,000 for the three months ended March 31, 2002, compared to a loss on the sale of assets of $54,000 recorded during the three months ended March 31, 2001. In addition, mortgage repayments resulted in a realized gain of $1,298,000, net of previous writedowns of $4,003,000, for the three months ended March 31, 2002.

Impairment of Property, Plant and Equipment and Mortgages and Notes Receivable

Held-for-sale assets are classified as such based on results of management's review of current facts and circumstances and management having the authority and intent of entering into commitments for sale transactions that are expected to close in the following 12 months. We recorded no further impairments on assets held-for-sale during the three months ended March 31, 2002 and $13,342,000 for the three months ended March 31, 2001.

Impairments on property, plant and equipment held-for-use of $0 and $1,074,000 were recorded for the three months ended March 31, 2002 and 2001, respectively, where current facts, circumstances and analysis indicated that the assets were potentially impaired.

Assets related to the mortgage portfolio were not further impaired during the three months ended March 31, 2002 and were reduced by impairments of $12,425,000 for the three months ended March 31, 2001. Impairments related to the mortgage portfolio included $10,530,000 of impairments related to working capital and other notes receivables classified as fees, interest and other receivables during the three months ended March 31, 2001.

For a discussion of the factors leading to management's decision to record impairments on property, plant and equipment, mortgages and notes receivable, please refer to the information in the Joint Annual Report under the heading "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Critical Accounting Policies and Estimates."

Other

During the three months ended March 31, 2002 and 2001, we recognized a gain of $1,194,000 and a loss of $54,000 related to the sale of property, plant and equipment. In addition, mortgage repayments resulted in a gain of $1,298,000 for the three months ended March 31, 2002. We also recorded a gain on extinguishments of debt of $161,000 during the three months ended March 31, 2002. We also recorded approximately $7,000 of bad debt recoveries during the three months ended March 31, 2002 related to receivables written off in prior periods.

We recorded provisions and other expenses related to working capital and other receivables that management considered uncollectable of approximately $9,475,000 for the three months ended March 31, 2001.

For the three months ended March 31, 2001, we recorded $545,000 of other expense related to retention incentive compensation earned by the remaining healthcare segment employees based on achievement of specified employment terms in order to facilitate the sale of certain healthcare assets and closing of our Needham, Massachusetts office by December 2002.

Income Taxes

As a result of the restructuring, we recorded a one-time charge of approximately $196,520,000 in January 2002 to establish the net deferred tax liability of La Quinta and to recognize the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including NOLs of LQ Properties and LQ Corporation. As a result of recording the one-time charge, the valuation allowance that existed at December 31, 2001 with respect to the net deferred tax asset of LQ Corporation was reversed.

Change in Accounting Principle

During the three months ended March 31, 2002, we adopted the provisions of SFAS 145. SFAS 145, among other things, rescinds SFAS 4, which required that gains and lossses from extinguishment of debt be classified as an extraordinary item, net of related income tax effects. SFAS 145 is to be applied beginning in fiscal years beginning after May 15, 2002 and encourages early application of SFAS 145 related to the recission of SFAS 4. As a result, we have classified gains on early extinguishment of debt during the three months ended March 31, 2002 of $161,000 as other income from continuing operations.

In January 2002, we recorded a charge to earnings related to implementation of SFAS 142 that is reported as a cumulative effect of the change in accounting principle of approximately $258,957,000 to reflect an adjustment to goodwill. As a result, we anticipate an annual decrease in amortization of goodwill and a corresponding annual increase to net income of $16,471,000.

During the three months ended March 31, 2001, our interest rate swap was not designated as a hedging instrument and, therefore, $1,236,000 was recorded as a charge to earnings during the three months ended March 31, 2001 comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle, related to implementation of SFAS 133, of $856,000. We have not entered into any interest rate swap agreements as of March 31, 2002.

Liquidity and Capital Resources

Overview

We had approximately $337 million of liquidity, which was composed of $135 million of cash and $202 million of unused capacity under our $225 million revolving credit facility as of March 31, 2002 after giving effect to approximately $23 million of letters of credit issued thereunder. Of the $23 million of letters of credit, approximately $18 million support insurance arrangements and $4.8 million guarantee the payment of principal and interest on industrial revenue bonds, which are the obligation of an unrelated third party. The guarantee of the bonds was a condition of the sale of a healthcare asset by us to the third party in September 1995.

In addition, as of March 31, 2002, we had $223 million in net book value, after impairment adjustments, of healthcare and lodging assets held-for-sale and $17 million in healthcare real estate mortgages and notes receivable anticipated to be sold within the next 12 months. We currently expect to sell a significant portion of these healthcare and lodging assets during 2002. Our cash, combined with the expected net proceeds from assets held-for-sale, would be available to reduce debt and/or reinvest in our lodging business during 2002. We have $33 million of debt maturing during the remainder of 2002 and $304 million in 2003 including the 7.82% notes due in 2026, but which are redeemable at the option of the holders in September of 2003.

We earn revenue by (i) owning and operating 219 La Quinta Inns and 72 La Quinta Inn & Suites as well as licensing the use of our brand in return for license and other fees under our franchise program; (ii) leasing 62 healthcare facilities under long-term triple net leases in which the rental rate is generally fixed with annual escalators; and (iii) providing mortgage financing for six healthcare facilities in which the interest is generally fixed with annual escalators subject to certain conditions. Approximately $143 million of our debt obligations are floating rate obligations in which interest payments vary with the movements in LIBOR. The general fixed nature of our assets and the variable nature of a portion of our debt obligations creates interest rate risk. If interest rates were to rise significantly, our interest payments would increase, resulting in decreases in our net income.

Cash Flows From Operating Activities

We anticipate that cash flow generated by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements. Our future interest expense and distribution payments, if any, will also be funded with cash flow provided by operating activities. The sale of assets, the economic decline, and the events of September 11th have had a negative impact upon our operating cash flows. We expect the negative impact to continue through the first half of 2002.

Cash Flows From Investing and Financing Activities

As of March 31, 2002, our gross investment in property, plant and equipment and related investments totaled approximately $3,085,119,000 consisting of 291 hotel facilities in service, four long-term care and other healthcare facilities, 62 assisted living facilities and two medical office buildings. During the first three months of 2002, we spent $29,110,000 on capital improvements and renovations to existing hotels, construction and corporate expenditures. We currently expect to spend approximately $93,000,000 for capital expenditures during the remaining months of 2002. In addition, we may consider providing financial assistance under certain multiple unit franchise agreements for use in conversion of their hotels to La Quinta standards.

We expect to provide funding for new investments through a combination of long-term and short-term financing including both debt and equity. We also provide funding for new investments through internally generated cash flow and the sale of healthcare and select lodging related assets. As part of the Five Point Plan, we plan to sell additional healthcare related assets to meet our debt commitments and to provide additional liquidity. We may obtain long-term financing through the issuance of equity securities, long-term secured or unsecured notes, convertible debentures and the assumption of mortgage notes. We may obtain short-term financing through the use of our revolving line of credit, which may be replaced with long-term financing as appropriate. From time to time, we may utilize interest rate swaps to attempt to hedge interest rate volatility.

On June 8, 2001, we entered into a credit agreement with a bank group which provided a $350 million credit facility. The Credit Facility consisted of a:

  $200 million revolving line of credit; and
  $150 million term loan.

The revolving line of credit under the Credit Facility was subsequently increased in July 2001 from $200 million to $225 million, increasing the total size of the Credit Facility from $350 million to $375 million.

Borrowings under the term loan bear interest at LIBOR plus 3.5% (approximately 5.5% at March 31, 2002). As of March 31, 2002, there were approximately $143 million of borrowings under the term loan. The Credit Facility matures on May 31, 2003 and may be extended under certain conditions at our option. The Credit Facility is secured by a pledge of stock of our subsidiaries and by promissory notes and contains a subjective acceleration clause contingent upon a material adverse effect on us. We immediately used proceeds from the Credit Facility to pay off term debt maturing on July 17, 2001 of approximately $43.8 million under our prior credit facility. Borrowings under the revolving line of credit currently bear interest at LIBOR plus 3.25% and is set based upon our leverage. As of March 31, 2002, there where no borrowings under the revolving line of credit.

The Credit Facility contains several financial covenants including:

  minimum lodging EBITDA (earnings before interest, taxes, depreciation and amortization);
  net debt to total EBITDA (total leverage) ratio;
  interest coverage ratio;
  fixed charge coverage ratio;
  net debt to total capitalization ratio; and
  consolidated tangible net worth minimum.

During the three months ended March 31, 2002, we repaid approximately $503,000 in principal on bonds and mortgages payable, which included a balloon payment of $480,000 on a mortgage which matured on January 17, 2002.

As a result of the recent economic downturn and terrorist attacks which have had an adverse effect on the lodging business, we sought and obtained an amendment to the Credit Facility on March 29, 2002 which relaxed the maximum total leverage ratio and minimum fixed charge coverage ratio covenants through March 31, 2003 and reduced the minimum lodging EBITDA covenant. The amendment also included modifications to certain definitions and other provisions in the Credit Facility. In addition to the financial covenants, the Credit Facility also includes limitations on capital expenditures, asset sales, secured debt, certain investments, common stock dividends, and debt and share repurchases.

The following is a summary of our future debt maturities as of March 31, 2002:

                             Notes         Bank     Bonds and
Year                        Payable        Notes    Mortgages    Total
                           ---------     ---------  ---------  ---------
                                               (In millions)
2002..................... $      24     $       8  $       1  $      33
2003.....................       169 (1)       135         --        304
2004.....................       230 (2)        --          1        231
2005.....................       116            --         --        116
2006.....................        20            --         --         20
2007 and thereafter......       265            --          6        271
                           ---------     ---------  ---------  ---------
        Total debt....... $     824     $     143  $       8  $     975
                           =========     =========  =========  =========
  Assumes $141 million of notes due in 2026 are put to La Quinta.
  Assumes $150 million of notes due in 2011 are put to La Quinta.

We had stockholders' equity of $1,365,969,000 and our net debt constituted 35% of our total capitalization as of March 31, 2002. LQ Properties had stockholders' equity of $1,887,088,000 as of March 31, 2002.

In conjunction with our decision to seek stockholder approval of our restructuring, our Boards of Directors approved a $20 million share repurchase program to allow us to repurchase common and preferred stock in the open market or in privately negotiated transactions. As of March 31, 2002, we had not repurchased any of our equity securities under the program.

We believe that our various sources of capital, including cash on hand, operating cash flows, and expected proceeds from the sale of certain healthcare and lodging assets are adequate to finance our operations as well as our existing commitments, including 2002 capital expenditures and repayment of debt maturing during 2002. Our remaining 2002 and early 2003 capital expenditures will include approximately $45,000,000 which we expect to spend to complete our Gold Medal® Lite renovation project. We have significant debt maturing in 2003. As a result, we will likely need to raise capital, through one or more of the methods described above, in order to satisfy these debt maturities.

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
  nature of the consideration delivered by any purchaser of such assets; and
  presence of other similar healthcare properties for sale on the market at the time of any such sale (including the effect that the presence of such other properties could have on the prices that can be obtained in such sales and the availability of financing for prospective purchasers of such assets).

The section in the Joint Annual Report under the heading "Items 1 and 2 - Description of Our Business and Our Properties - Certain Factors You Should Consider About Our Companies, Our Businesses And Our Securities" contains additional factors that could impact our efforts, and the success of those efforts, in selling healthcare assets.

The above-described factors (including specifically those set forth in the Joint Annual Report under the heading "Items 1 and 2 - Description of Our Business and Our Properties - Certain Factors You Should Consider About Our Companies, Our Businesses And Our Securities") will impact the amount of the consideration to be received in connection with the sale of any such assets, which will impact the amount of debt obligations that may be repaid in connection with such sales, the amount of capital available for redeployment in the lodging business, as well as the gain or loss that will be recognized by LQ Corporation in connection with such sale. Further, to the extent LQ Corporation enters into agreements to sell assets at sales prices less than the carrying value of such assets on LQ Corporation's balance sheet (after giving effect to prior adjustments to such carrying value), LQ Corporation will recognize losses related to such sales, some of which may be substantial as a result of the above-described transactions, at the time that such agreements are entered into, rather than at the time such sales are actually consummated. Accordingly, we cannot guarantee that our efforts to sell the remaining healthcare and select lodging assets and pay down additional debt or reinvest the proceeds in the lodging business will be successful.

Effects of Certain Events on Lodging Demand

The terrorist attacks on September 11, 2001 have negatively impacted general economic, market and political conditions. The terrorist attacks, compounded with the downturn in the national economy, have resulted in substantially reduced demand for lodging for both business and leisure travelers across all lodging segments. Following the terrorist attacks, we experienced significant decreases in occupancy, compared to the comparable period last year. Although we continually and actively manage the operating costs of our hotels in order to respond to changes in the demand at our lodging properties, we must also continue to provide the level of service that our guests expect. We cannot currently project the precise impact on us of the terrorist attacks and their aftermath, the future responses to these attacks or any other related hostilities or timing of any improvements in the general economy. However, we currently do expect that diminished business and consumer confidence, and the attendant decrease in lodging demand from both the slow economy and terrorist attacks, will result in significant declines in RevPAR and EBITDA through at least the first half of 2002.

Information Regarding our Remaining Healthcare Assets

As of March 31, 2002, our healthcare portfolio comprised approximately 10.7% of the net book value of our total property, plant and equipment before impairments.

During the three months ended March 31, 2002, we received a $13 million nonrefundable deposit on a 180-day option to purchase our investment in 12 assisted living facilities. In addition, on April 15, 2002, we announced the sale of 49 assisted living facilities operated by Alterra Healthcare Corporation for gross proceeds of $108.9 million. The net book value of the assets sold was $105.3 million, resulting in a net gain on the sale of $2.3 million, after recording $1.3 million in costs related to the closing of the transaction. In addition, during April and May of 2002, we sold two long term care facilities and a parcel of land with a combined net book value of $21.2 million. We received gross proceeds related to the sale of $24.3 million and will record a small gain on the transaction after recognizing costs to close the transaction.

Operators in Bankruptcy

As of March 31, 2002, we had exposure to CareMatrix Corporation ("CareMatrix"), an operator, who filed for protection under Chapter 11 of the Bankruptcy Code on November 11, 2000. On March 28, 2002, we accepted deeds in lieu of foreclosure on mortgage receivables with net book values before impairment of $35,242,000 on facilities operated by CareMatrix. Interest income of $618,000 was recorded on a cash basis during the three months ended March 31, 2002 on these assets.

On April 4, 2002, one of the CareMatrix subsidiaries which operates a healthcare facility in our portfolio emerged from bankruptcy and executed an agreement whereby La Quinta would sell our interest in the facility to a third party. On May 3, 2002, we sold the other facilities operated by CareMatrix and its subsidiaries. Our management has initiated various actions to protect our interests, including acceptance of the deeds in lieu of foreclosure and the draw down and renegotiation of certain escrow accounts and agreements. While the earnings capacity of certain facilities has been reduced and the reductions may extend to future periods, we believe that we have recorded appropriate impairment provisions based on our assessment of current circumstances.

Recurring Net Income Available to Common Stockholders, Cash Earnings and EBITDA

Recurring Net Loss available to common stockholders for La Quinta was $7,011,000 for the three months ended March 31, 2002 compared to Recurring Net Income of $20,243,000 for the same period in 2001, representing a $27,254,000 decline primarily related to the decrease in revenues resulting from sales of healthcare assets. In addition, our Cash Earnings decreased $32,761,000 to $22,715,000 during the three months ended March 31, 2002, from $55,476,000 during the three months ended March 31, 2001 primarily due to the impact of the sales of certain healthcare assets during 2001 and the first three months of 2002 and the decrease in lodging revenues.

Management believes Recurring Net Income available to common stockholders and Cash Earnings are useful tools in measuring our performance. Recurring Net Income available to common stockholders is net income available to stockholders plus the cumulative effect of changes in accounting principles, extraordinary gains or losses, gains or losses on the sales of assets, impairment of real estate assets, mortgages and notes receivable and other nonrecurring expenses. Cash Earnings means Recurring Net Income available to common stockholders plus deferred taxes, depreciation and amortization and other non-cash adjustments. Neither EBITDA, Recurring Net Income available to common stockholders or Cash Earnings are intended to represent cash flow or any other measure of performance in accordance with GAAP.

The following reconciliation of net loss available to common stockholders to Recurring Net (Loss) or Income to Cash Earnings and to EBITDA illustrates the difference between the different measures of operating performance for the three months ended March 31, 2002 and 2001.

RECURRING NET (LOSS) INCOME, CASH EARNINGS & EBITDA RECONCILIATION
                                                                   Three Months Ended
                                                                      March 31,
                                                                --------------------------
                                                                  2002        2001
                                                                ---------   ---------
                                                                    (In thousands)
Net loss available to common shareholders..................... $(459,828)  $ (15,816)
 Add:
  Cumulative effect of change in accounting principle.........   258,957        (856)
  Nonrecurring restructuring income tax charge................   196,520          --
  Other ......................................................    (2,660)     36,915
                                                                ---------   ---------
Recurring net (loss) income available to common shareholders..    (7,011)     20,243
 Add:
  Depreciation and amortization expense.......................    29,759      29,547
  Amortization of goodwill....................................        --       5,686
  Deferred income tax (benefit) expense.......................       (33)         --
                                                                ---------   ---------
Cash Earnings.................................................    22,715      55,476
 Add:
  Minority interest...........................................     4,626         169
  Dividends/distributions to stockholders.....................        --       4,500
  Current income tax expense..................................       185         176
  Interest expense............................................    18,934      34,573
                                                                ---------   ---------
EBITDA........................................................ $  46,460   $  94,894
                                                                =========   =========

LQ Properties - Results of Operations

Net Loss available to common stockholders increased by $235,100,000, or $3.45 per diluted common share to $240,221,000 or $3.48 per diluted common share for the three months ended March 31, 2002, compared to a net loss of $5,121,000 or $0.03 per diluted common share for the three months ended March 31, 2001 primarily due to a charge of approximately $258,957,000 recorded as a cumulative effect of change in accounting principle during the three months ended March 31, 2002 to reflect an adjustment to goodwill as a result of implementation of SFAS 142.

Revenues and Expenses

Revenues for LQ Properties consist primarily of rent and royalties related to lodging assets and brand intangibles that LQ Corporation leases or licenses from LQ Properties as well as rent and interest received from third party operators of healthcare assets. To a lesser extent, LQ Properties' revenues also include lodging revenues generated by ownership interests in buildings leased to restaurant operators and revenues from partnerships whose results were consolidated with the results of LQ Properties for financial statement purposes (these partnerships were transferred to LQ Corporation during 2001).

LQ Properties recorded rent from LQ Corporation of approximately $66,036,000 for the three months ended March 31, 2002 compared to $71,568,000 for the three months ended March 31, 2001. The decrease in rent from LQ Corporation was primarily due to the decrease in lodging revenues experienced by LQ Corporation during the three months ended March 31, 2002.

LQ Properties royalty revenues from LQ Corporation decreased by $998,000 to $4,450,000 for the three months ended March 31, 2002 compared to $5,448,000 for the three months ended March 31, 2001 as a result of the decrease in lodging revenues experienced by LQ Corporation during the three months ended March 31, 2002.

Certain rent and royalty payments from LQ Corporation were deferred during the three months ended March 31, 2001 and throughout 2001. Rent and royalties receivable from LQ Corporation were $175,575,000 as of March 31, 2002 and December 31, 2001. In April 2002, LQ Properties and LQ Corporation modified their lease agreements. LQ Corporation's rent payments to LQ Properties will be reduced as a result, which may result in a substantial decrease in revenues of LQ Properties in 2002.

Other revenue decreased by $29,136,000, or 80.7%, to $6,958,000 for the three months ended March 31, 2002 compared to $36,094,000 for the three months ended March 31, 2001. The decrease in other revenues was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages between March 31, 2001 and March 31, 2002. Revenues from assets included in our portfolio at March 31, 2001 that were sold between March 31, 2001 and March 31, 2002 were $29,338,000 for the three months ended March 31, 2001. The revenues during the three months ended March 31, 2002 from assets remaining in our healthcare portfolio at March 31, 2002 (all of which were classified as held-for-sale) was $5,195,000 (including revenues of $3,770,000 relating to two operators sold in April of 2002).

Total recurring expenses decreased by $23,044,000, or 28.7%, to $57,338,000 for the three months ended March 31, 2002 compared to $80,382,000 for the three months ended March 31, 2001. This decrease was primarily attributable to a decrease in interest expense of $15,735,000 due to the reduction of debt by $613 million from March 31, 2001 to March 31, 2002 as a result of the application of proceeds generated from various healthcare asset sales and mortgage repayments during the three months ended March 31, 2002. In addition, interest expense for the three months ended March 31, 2001 included a $2,092,000 charge to recognize the ineffective portion of the change in fair value of the interest rate swap through income under SFAS 133. Recurring expenses during the three months ended March 31, 2001 included amortization of goodwill of $5,492,000. In connection with the adoption of SFAS 142, LQ Properties has ceased amortization of goodwill, resulting in a decrease in recurring expenses.

Asset Sales

Asset sales of both lodging and healthcare real estate, realized a gain of $1,194,000, net of previous writedowns of $11,414,000 for the three months ended March 31, 2002, compared to a loss on the sale of assets of $54,000 recorded during the three months ended March 31, 2001. In addition, mortgage repayments resulted in a realized gain of $1,298,000, net of previous writedowns of $4,003,000, for the three months ended March 31, 2002.

Impairment of Property, Plant and Equipment, Mortgages and Notes Receivable

Held-for-sale assets are classified as such based on results of our management's review of current facts and circumstances and our management having the authority and intent of entering into commitments for sale transactions that are expected to close in the following 12 months. LQ Properties recorded no further impairments on assets held-for-sale during the three months ended March 31, 2002 and $13,342,000 for the three months ended March 31, 2001.

Impairments on property, plant and equipment held-for-use of $0 and $1,074,000 were recorded for the three months ended March 31, 2002 and 2001, where current facts, circumstances and analysis indicated that the assets were potentially impaired.

Assets related to the mortgage portfolio were not further impaired during the three months ended March 31, 2002 and were reduced by impairments of $12,425,000 for the three months ended March 31, 2001. Impairments related to the mortgage portfolio included $10,530,000 of impairments related to working capital and other notes receivables classified as fees, interest and other receivables during the three months ended March 31, 2001.

For a discussion of the factors leading to our management's decision to record impairments on property, plant and equipment, mortgages and notes receivable, please refer to the information in the Joint Annual Report under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Critical Accounting Policies and Estimates."

Other

During the three months ended March 31, 2002 and 2001, LQ Properties recognized a gain of $1,194,000 and a loss of $54,000, respectively, related to the sale of property, plant and equipment. In addition, mortgage repayments resulted in a gain of $1,298,000 for the three months ended March 31, 2002. LQ Properties also recorded a gain on extinguishments of debt of $161,000 during the three months ended March 31, 2002. LQ Properties also recorded approximately $7,000 of bad debt recoveries during the three months ended March 31, 2002 related to receivables written off in prior periods.

LQ Properties recorded provisions and other expenses related to working capital and other receivables that management considered uncollectable of approximately $9,475,000 for the three months ended March 31, 2001.

For the three months ended March 31, 2001, LQ Properties recorded $545,000 of other expense related to retention incentive compensation earned by the remaining healthcare segment employees based on achievement of specified employment terms in order to facilitate the sale of certain healthcare assets and closing of the Needham, Massachusetts office by December 2002.

Change in Accounting Principle

During the three months ended March 31, 2002, we adopted the provisions of SFAS 145. SFAS 145, among other things, rescinds SFAS 4, which required that gains and lossses from extinguishment of debt be classified as an extraordinary item, net of related income tax effects. SFAS 145 is to be applied beginning in fiscal years beginning after May 15, 2002 and encourages early application of SFAS 145 related to the recission of SFAS 4. As a result, we have classified gains on early extinguishment of debt during the three months ended March 31, 2002 of $161,000 as other income from continuing operations.

In January 2002 LQ Properties recorded a charge to earnings related to implementation of SFAS 142 that is reported as a cumulative effect of the change in accounting principle of approximately $258,957,000 to reflect an adjustment to goodwill. As a result, we anticipate an annual decrease in amortization of goodwill and a corresponding annual increase to net income of $16,471,000.

During the three months ended March 31, 2001, LQ Properties' interest rate swap was not designated as a hedging instrument and, therefore, $1,236,000 was recorded as a charge to earnings during the three months ended March 31, 2001 comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle, related to implementation of SFAS 133, of $856,000. LQ Properties has not entered into any interest rate swap agreements as of March 31, 2002.

Newly Issued Accounting Standards

On August 15, 2001, the FASB issued SFAS 143, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS 143 as a change in accounting principle. We are not currently affected by SFAS 143.

In January 2001, the EITF reached a consensus on a portion of the EITF Issue No. 00-22. The Consensus addresses the recognition of a cash rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of cost. In January 2001, LQ Corporation implemented a customer retention program which provides a cash rebate. In accordance with the Consensus, LQ Corporation classified such cash rebates or refunds as a reduction of revenues. The EITF also addresses incentive or loyalty programs such as the "La Quinta Returns Club." LQ Corporation has historically reported the cost that it would refund the hotel for the free night as offsetting components of marketing expense and lodging revenues and reflected a zero economic impact of the "free night stay." La Quinta has netted these revenues and costs, resulting in no financial statement impact of the transaction. We will re-evaluate the impact of the final consensus of the EITF on La Quinta's accrual of the "minimal" value of a night's stay award and will make any necessary adjustments and revision to accounting policy upon implementation of EITF Issue No. 00-22.

Seasonality

The lodging industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings.

Cautionary Statements Regarding Forward-Looking Statements In This Joint Quarterly Report

Certain matters discussed in this Joint Quarterly Report may constitute "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and are including this statement for purposes of complying with these safe harbor provisions. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Although we believe the forward-looking statements are based on reasonable assumptions, we can give no assurance that their expectations will be attained. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements as a result of various uncertainties and other factors, including, without limitation:

  our ability to successfully grow the revenues and profitability of our lodging business;
  the availability of capital for acquisitions and for renovations and the conditions of the capital markets in general;
  competition within the lodging industry and the healthcare industry;
  competition in franchising the La Quinta brand;
  the cyclicality of the real estate business, the lodging business and the healthcare business;
  the continued effects of the events of September 11, 2001, and their aftermath, on our business;
  general real estate and economic conditions;
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
  interest rates;
  our ability to continue to successfully sell healthcare assets;
  the ultimate outcome of litigation filed against us;
  the enactment of legislation impacting us or LQ Properties' status as a REIT and the continuing ability of LQ Properties to qualify as a REIT;
  the further implementation of regulations governing payments to, as well as the financial conditions of, operators of our healthcare related assets, including the filing for protection under the U.S. Bankruptcy Code by any operators of our healthcare assets and the impact of the protection offered under the U.S. Bankruptcy Code for those operators who have already filed for such protection; and
  other risks described from time to time in our annual, quarterly and current reports filed with the Securities and Exchange Commission including without limitation, those risks identified in our Joint Annual Report on Form 10-K for the year ended December 31, 2001.

Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this Joint Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no changes in the qualitative or quantitative market risk of La Quinta since the prior reporting period.

PART II

Item 1. Legal Proceedings

On December 7, 2000, a legal action was filed in the United States District Court for the District of Colorado, entitled Eric Potteiger v. La Quinta Inns, Inc. and The Meditrust Companies (Civ. Action No. 00-D-2456). On December 7, 2000, a legal action was filed in the District Court, Denver County, State of Colorado, entitled Amy Bronn and Mike Bronn v. La Quinta Inns, Inc. and The Meditrust Companies (Cause No. 00CV9364) (remanded to Colorado State Court in February, 2002). On March 29, 2001, a legal action was filed in the United States District Court for the District of Colorado, entitled Dawn Grawe v. La Quinta Inns, Inc. and The Meditrust Companies (Civ. Action No. -0552). We are named as a defendant in each of the complaints. Plaintiffs in each of these suits seek to recover compensatory and punitive damages from us for injuries which they allegedly sustained in October 2000 as a result of carbon monoxide exposure which they experienced while guests at a La Quinta Inn & Suites. We have insurance coverage that may be available to cover some or all of the potential losses resulting from such incidents although losses characterized as punitive or similar damages may not be covered by customary insurance coverage such as ours. We believe that La Quinta Inns, Inc. has meritorious defenses to these lawsuits, as well as claims against non- parties to these lawsuits that may satisfy all or part of any potential liability that may be found against La Quinta Inns, Inc. We intend to vigorously contest and defend these cases.

On June 27, 2001, a complaint was filed in the United States District Court for the District of Massachusetts, entitled Steadfast Insurance Co. v. Meditrust Corp., et al., Civ. Action No. 01-CV-11115-MEL. On November 30, 2001 that complaint was amended, and the amended complaint was entitled Steadfast Insurance Co. v. La Quinta Properties, Inc., Civ. Action No. 01-CV-11115-MEL. The amended complaint was filed by plaintiff under seal. LQ Properties accepted service of the amended complaint on December 19, 2001 and filed an answer and counterclaim on April 3, 2002. The plaintiff, which claims to be the subrogee or assignee of the claims of various entities, alleges purported causes of action including breach of contract, negligence, violation of 15 USC 77l, violation of Mass. Gen. L. c. 110 410, negligent misrepresentation, and violation of Mass. Gen. L. c. 93A, 11, arising out of an alleged misrepresentation in the offering memorandum for Meditrust Corporation's 7.114% Exercisable Put Option Securities. The amended complaint seeks approximately $15 million plus other potential damages. We believe that LQ Properties has meritorious defenses to the lawsuit, as well as claims against non-parties to the lawsuit that may satisfy all or part of any potential liability that may be found against LQ Properties. We intend to vigorously contest and defend this case.

On January 4, 2002, a legal action was filed in the United States District Court for the Central District of California, entitled KSL Desert Resorts, Inc. v. La Quinta Corporation, et al., (No. CV-02-007 RT (SGLx)). LQ Corporation is named as defendant in the complaint. The plaintiff, which uses the name "La Quinta Resort & Club," which club is located in La Quinta, California, claims that we have infringed its federal trademark, have falsely designated the origin of our goods and services, are diluting plaintiff's trademark, have committed California statutory and common law trademark infringement and have engaged in common law and statutory unfair competition. The plaintiff seeks an injunction to prevent La Quinta, our agents, servants, employees, and our attorneys from using the mark "La Quinta" in Palm Springs, in the Coachella Valley, or throughout the United States. The plaintiff also seeks to cancel our federal trademark registrations that include the phrase "La Quinta" and to require destruction of any items under our control, which include the phrase "La Quinta." In March 2002, we entered into a tentative settlement agreement with the plaintiff. Under the terms of the agreement, we shall have the right to operate and to license others to operate properties using the mark "La Quinta" throughout the United States and elsewhere, except within an approximate radius of 37 miles from La Quinta, California. Additionally, the parties agreed that their current and future U.S. trademark registrations that include the words "La Quinta" will be concurrent use registrations, with our registration being geographically limited to exclude the above-described area around La Quinta, California. This agreement does not restrict, in any way, La Quinta's right to advertise or promote the [system]or the marks, including the mark "La Quinta," anywhere in the United States or elsewhere.

We are party to a number of other claims and lawsuits arising out of the normal course of business. Certain of these claims involve healthcare facilities owned, or formerly owned, by LQ Properties that are or were leased to and operated by third party operators. Although we require our third party operators to maintain insurance coverage insuring LQ Properties' interests in the faciltites as well as their own, this insurance coverage may not be adequate to fully protect us. We have been notified that one of the companies providing such insurance coverage, Reliance Insurance Company, was ordered into liquidation on October 3, 2001. Although we cannot predict what effect this liquidation will have on pending claims, we do not consider our ultimate liability with respect to any of these claims or lawsuits, as well as any other claims and lawsuits arising in the normal course of our business, to be material in relation to our consolidated financial condition or operations.

Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a) Exhibits:
10.1

First Amendment to Credit Agreement, dated as of March 29, 2002, by and among La Quinta Corporation (f/k/a Meditrust Operating Company), La Quinta Properties, Inc. (f/k/a Meditrust Corporation), the financial institutions listed therein, Canadian Imperial Bank of Commerce, as administrative agent, and the Credit Support Parties, as defined therein.

b) Reports on Form 8-K

On January 17, 2002, we filed a Joint Current Report on Form 8-K regarding the completion of, and our announcement of, the restructuring of our companies, effective as of January 2, 2002.

On March 18, 2002, we filed a Joint Current Report on Form 8-K/A, which amended our Joint Current Report on Form 8-K filed on January 17, 2002, to include (i) Financial Statements of LQ Properties, the business acquired and (ii) the Pro Forma Financial Information of the companies.

LA QUINTA PROPERTIES, INC. AND LA QUINTA CORPORATION
AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LA QUINTA PROPERTIES, INC.
DATE: May 13, 2002	BY: /s/ David L. Rea David L. Rea Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)

LA QUINTA CORPORATION
DATE: May 13, 2002	BY: /s/ David L. Rea David L. Rea Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)