Form 10-Q
period 2002-06-30
LA QUINTA CORP; LA QUINTA PROPERTIES INC
filed 2002-08-14
CIK 313749, 314661

Use these links to rapidly review the document
LA QUINTA CORPORATION FORM 10-Q TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 0-9110	Commission file number 0-9109
LA QUINTA CORPORATION	LA QUINTA PROPERTIES, INC.
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)
Delaware	Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)
95-3419438	95-3520818
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)
909 Hidden Ridge, Suite 600 Irving, TX 75038	909 Hidden Ridge, Suite 600 Irving, TX 75038
(Address of Principal Executive Offices, Including Zip Code)	(Address of Principal Executive Offices, Including Zip Code)
(214) 492-6600	(214) 492-6600
(Registrant's telephone number, including area code)	(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        As of August 9, 2002, La Quinta Corporation had 153,071,388 shares of common stock outstanding and La Quinta Properties, Inc. had 100,000 shares of class A common stock and 143,641,240 shares of class B common stock outstanding.

LA QUINTA CORPORATION
FORM 10-Q
TABLE OF CONTENTS

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

Use of Certain Financial Terms

        In this joint quarterly report, we use terms such as "EBITDA," "Recurring Net Income available to common shareholders" and "Cash Earnings" which are not terms of financial measurement under generally accepted accounting principles, or GAAP. For a discussion of how we define these terms, please see the information under the heading "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Definitions of Non-GAAP Terms."

Forward-Looking Statements

        Certain statements in this joint quarterly report that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "expects," "intends," "estimates," "projects" and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements.

        We have used forward-looking statements in a number of parts of this joint quarterly report, including, without limitation, "Item 2—Management's Discussion and Analysis of Financial Condition and Results for Operations." These forward-looking statements may include statements regarding the intent, belief or current expectations of La Quinta, our directors or officers with respect to the matters discussed in this joint quarterly report. Our forward-looking statements are subject to a number of risks and uncertainties which could cause actual results or the timing of events to differ materially from those described in the forward-looking statements.

        We have included a discussion of some of these risks and uncertainties in this joint quarterly report under the heading "Cautionary Statements Regarding Forward-Looking Statements in this Document." For further information please see the risks identified in our joint annual report on

Form 10-K for the year ended December 31, 2001 (referred to as our joint annual report), including without limitation, under the heading "Items 1 and 2—Certain Factors You Should Consider About Our Companies, Our Business and Our Securities."

        Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this joint quarterly report. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item I. Financial Statements

LA QUINTA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS:
Cash and cash equivalents	$131,115	$137,716
Fees, interest and other receivables	30,614	27,078
Deferred income taxes, net	19,890	—
Other current assets	9,792	8,553

Total current assets	191,411	173,347

Deferred income taxes, net	—	1,546
Intangible assets, net	79,671	81,703
Goodwill, net	8,000	266,957
Property, plant and equipment, net	2,396,718	2,539,576
Mortgages and other notes receivable	76,943	116,938
Other non-current assets	37,799	35,383

Total assets	$2,790,542	$3,215,450

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Short-term borrowings and current maturities of long-term debt	$24,672	$35,360
Accounts payable	21,595	28,563
Accrued payroll and employee benefits	28,079	27,751
Accrued expenses and other current liabilities	97,739	94,023

Total current liabilities	172,085	185,697

Long-term debt	786,972	964,878
Deferred income taxes, net	220,364	—
Other non-current liabilities	31,883	33,655

Total liabilities	1,211,304	1,184,230

Commitments and contingencies
Minority interest	206,527	6,657
Shareholders' equity:
LQ Properties Preferred Stock, $0.10 par value; 6,000 shares authorized; 701 shares issued and outstanding	—	70
Common Stock, $0.20 par value; 500,000 shares authorized; 142,958 shares issued and outstanding	—	28,591
LQ Corporation Common Stock, $0.01 par value; 500,000 shares authorized; 143,278 shares issued and outstanding	1,433	—
LQ Properties Class B Common Stock, $0.01 par value; 500,000 shares authorized; 143,278 shares issued and outstanding	1,433	—
Additional paid-in-capital	3,485,693	3,659,185
Unearned compensation	(1,030)	(2,669)
Accumulated other comprehensive income	(864)	(972)
Accumulated deficit	(2,113,954)	(1,659,642)

Total shareholders' equity	1,372,711	2,024,563

Total liabilities and shareholders' equity	$2,790,542	$3,215,450

The accompanying notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies Form 10-K for the year ended December 31, 2001, are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUE:
Lodging	$142,308	$158,694	$274,026	$311,690
Other	3,332	16,008	9,952	51,986

	145,640	174,702	283,978	363,676

EXPENSES:
Direct lodging operations	59,395	64,668	117,439	127,089
Other lodging expenses	18,538	19,335	38,268	39,137
General and administrative	10,835	12,788	25,277	24,761
Interest, net	18,580	23,829	37,176	58,286
Depreciation and amortization	32,663	29,697	62,422	59,244
Amortization of goodwill	—	5,526	—	11,212
Impairment of real estate assets, mortgages and notes receivable	—	33,767	—	60,608
Other	(9,942)	(2,848)	(12,602)	7,226

	130,069	186,762	267,980	387,563

Income (loss) before minority interest, income taxes and cumulative effect of change in accounting principle	15,571	(12,060)	15,998	(23,887)
Minority interest	(4,631)	(196)	(9,257)	(365)
Income tax expense	(5,424)	(217)	(202,096)	(393)

Income (loss) before cumulative effect of change in accounting principle	5,516	(12,473)	(195,355)	(24,645)
Cumulative effect of change in accounting principle	—	—	(258,957)	856

Net income (loss)	5,516	(12,473)	(454,312)	(23,789)
Preferred stock dividends	—	(4,500)	—	(9,000)

Net income (loss) available to common shareholders	$5,516	$(16,973)	$(454,312)	$(32,789)

EARNINGS PER SHARE—BASIC
Income (loss) available to common shareholders before cumulative effect of change in accounting principle	$0.04	$(0.12)	$(1.37)	$(0.24)
Cumulative effect of change in accounting principle	—	—	(1.81)	0.01

Net income (loss)	$0.04	$(0.12)	$(3.18)	$(0.23)

EARNINGS PER SHARE—DILUTED
Income (loss) available to common shareholders before cumulative effect of change in accounting principle	$0.04	$(0.12)	$(1.37)	$(0.24)
Cumulative effect of change in accounting principle	—	—	(1.81)	0.01

Net income (loss)	$0.04	$(0.12)	$(3.18)	$(0.23)

        The accompanying notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies Form 10-K for the year ended December 31, 2001, are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(454,312)	$(23,789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,422	59,244
Goodwill amortization	—	11,212
Gain on sale of assets	(6,522)	(2,291)
Stock based compensation	1,659	1,238
Deferred tax expense	202,020	—
Cumulative effect of change in accounting principle	258,957	(856)
Minority interest	9,257	365
Amortization of debt issuance costs	4,685	2,942
Gain on early extinguishments of debt	(242)	—
Other non-cash items, net	—	70,415
Net change in other assets and liabilities	(15,311)	(19,865)

Net cash provided by operating activities	62,613	98,615

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(58,362)	(41,505)
Prepayment proceeds and principal payments received on real estate mortgages	397	10,943
Proceeds from sale of assets	182,432	449,308
Proceeds from sale of securities	—	7,737
Other	(3,348)	—

Net cash provided by investing activities	121,119	426,483

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	—	245,000
Repayment of long-term debt	(185,693)	(587,606)
Debt issuance costs	(105)	(8,786)
Dividends/distributions to shareholders	(5,063)	(9,000)
Other	528	(336)

Net cash used in financing activities	(190,333)	(360,728)

Net (decrease) increase in cash and cash equivalents	(6,601)	164,370
Cash and cash equivalents at:
Beginning of period	137,716	38,993

End of period	$131,115	$203,363

Supplemental disclosure of cash flow information (note 2)

        The accompanying notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies Form 10-K for the year ended December 31, 2001, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$129,404	$136,973
Fees, interest and other receivables	10,634	13,508
Rent and royalties receivable	175,575	175,575
Other current assets, net	2,866	654

Total current assets	318,479	326,710

Deferred income taxes, net	1,438	1,546
Intangible assets, net	65,203	81,703
Goodwill, net	8,000	266,957
Property, plant and equipment, net	2,328,484	2,467,215
Note receivable—La Quinta Corporation	26,137	—
Mortgages and other notes receivable	81,307	121,302
Other non-current assets	23,982	25,530

Total assets	$2,853,030	$3,290,963

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$24,672	$35,360
Accounts payable	12,063	20,647
Accrued payroll and employee benefits	257	235
Accrued expenses and other current liabilities	69,781	69,081

Total current liabilities	106,773	125,323
Long-term debt	786,972	964,878
Due to La Quinta Corporation	—	3,266
Other non-current liabilities	27,965	29,479

Total liabilities	921,710	1,122,946
Commitments and contingencies
Minority interest	28,486	—
Shareholders' Equity:
LQ Properties Preferred Stock, $0.10 par value; 6,000 shares authorized; 701 shares issued and outstanding	70	70
LQ Properties Common Stock, $0.10 par value; 500,000 shares authorized; 142,958 shares issued and outstanding	—	14,426
LQ Properties Class A Common Stock, $0.01 par value; 100 shares authorized; 100 shares issued and outstanding	1	—
LQ Properties Class B Common Stock, $0.01 par value; 500,000 shares authorized; 143,278 shares issued and outstanding	1,433	—
Additional paid-in-capital	3,605,930	3,592,227
Unearned compensation	(282)	(1,228)
Equity investment in LQ Corporation	(41,595)	—
Accumulated other comprehensive income	(11)	(119)
Accumulated deficit	(1,662,712)	(1,437,359)

Total shareholders' equity	1,902,834	2,168,017

Total liabilities and shareholders' equity	$2,853,030	$3,290,963

The accompanying notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies Form 10-K for the year ended December 31, 2001, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUE:
Lodging	$1,460	$2,450	$3,100	$5,505
Rent from La Quinta Corporation	53,945	77,764	119,981	149,332
Royalty from La Quinta Corporation	4,565	5,546	9,015	10,994
Other	3,332	16,008	9,952	51,986

	63,302	101,768	142,048	217,817

EXPENSES:
Other lodging expenses	7,781	8,397	15,637	17,398
General and administrative	2,462	5,008	6,346	9,424
Interest, net	18,232	23,785	36,659	58,169
Depreciation and amortization	25,240	26,666	52,073	53,639
Amortization of goodwill	—	5,331	—	10,823
Impairment of real estate assets, mortgages and notes receivable	—	33,767	—	60,608
Other	(10,803)	(2,848)	(13,463)	7,226

	42,912	100,106	97,252	217,287

Income before minority interest, income taxes and cumulative effect of change in accounting principle	20,390	1,662	44,796	530
Minority interest	(1,061)	(172)	(2,008)	(341)
Income tax (benefit) expense	(39)	217	184	393

Income (loss) before cumulative effect of change in accounting principle	19,368	1,273	42,604	(204)
Cumulative effect of change in accounting principle	—	—	(258,957)	856

Net income (loss)	19,368	1,273	(216,353)	652
Preferred stock dividends	(4,500)	(4,500)	(9,000)	(9,000)

Net income (loss) available to common shareholders	$14,868	$(3,227)	$(225,353)	$(8,348)

EARNINGS PER SHARE—BASIC
Income (loss) available to common shareholders before cumulative effect of change in accounting principle	$0.10	$(0.02)	$0.23	$(0.07)
Cumulative effect of change in accounting principle	—	—	(1.81)	0.01

Net income (loss)	$0.10	$(0.02)	$(1.58)	$(0.06)

EARNINGS PER SHARE—DILUTED
Income (loss) available to common shareholders before cumulative effect of change in accounting principle	$0.10	$(0.02)	$0.23	$(0.07)
Cumulative effect of change in accounting principle	—	—	(1.79)	0.01

Net income (loss)	$0.10	$(0.02)	$(1.56)	$(0.06)

The accompanying notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies Form 10-K for the year ended December 31, 2001, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(216,353)	$652
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	52,073	53,639
Goodwill amortization	—	10,823
Gain on sale of assets	(6,522)	(2,291)
Stock based compensation	945	753
Cumulative effect of change in accounting principle	258,957	(856)
Minority interest	2,008	341
Amortization of debt issuance costs	4,685	2,942
Gain on early extinguishments of debt	(242)	—
Other non-cash items	—	70,415
Net change in other assets and liabilities	(42,203)	(44,811)

Net cash provided by operating activities	53,348	91,607

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52,648)	(34,787)
Prepayment proceeds and principal payments received on real estate mortgages	397	10,943
Proceeds from sale of assets	182,432	449,308
Proceeds from sale of securities	—	7,737
Other	119	—

Net cash provided by investing activities	130,300	433,201

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	—	245,000
Repayment of long-term debt	(185,693)	(587,606)
Debt issuance costs	(105)	(8,786)
Dividends/distributions to shareholders	(6,334)	(9,000)
Other	915	(324)

Net cash used in financing activities	(191,217)	(360,716)

Net (decrease) increase in cash and cash equivalents	(7,569)	164,092
Cash and cash equivalents at:
Beginning of period	136,973	38,991

End of period	$129,404	$203,083

Supplemental disclosure of cash flow information (note 2)

The accompanying notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies Form 10-K for the year ended December 31, 2001, are an integral part of these financial statements.

LA QUINTA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

        The accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows represent the financial position and results of operations and cash flows of (i) LQ Corporation and (ii) LQ Properties. All significant intercompany and inter-entity balances and transactions have been eliminated in consolidation. The term LQ Corporation includes those entities owned or controlled by LQ Corporation (including its controlled subsidiaries LQ Properties and La Quinta Inns, Inc.); the term LQ Properties includes those entities owned or controlled by LQ Properties; and the terms "we," "us," "our," "La Quinta" or "The La Quinta Companies" refers to LQ Corporation, LQ Properties and their respective subsidiaries, collectively. Prior to January 2, 2002, LQ Corporation and LQ Properties were two separate companies that maintained an organizational structure called a "paired share REIT" under the grandfathering provisions of the Internal Revenue Code of 1986, as amended (the "Code"). On January 2, 2002, LQ Corporation and LQ Properties completed the restructuring of the two companies by merging LQP Acquisition Corp., a newly formed, wholly owned subsidiary of LQ Corporation, with and into LQ Properties with LQ Properties continuing as the surviving entity. As a result of the merger, LQ Properties, which continued to be a REIT, became a subsidiary controlled by LQ Corporation. Also in connection with the merger, each outstanding share of common stock of LQ Properties held by La Quinta's shareholders was converted into one share of a new class B common stock of LQ Properties and each outstanding share of common stock of LQP Acquisition Corp. (all of which were held by LQ Corporation) was converted into one share of a new class A common stock of LQ Properties. Following the restructuring, each share of common stock of LQ Corporation, that had previously been paired with the common stock of LQ Properties, is now paired and traded as a single unit with the new class B common stock. The restructuring was accounted for as a reorganization of two companies under common control. There was no revaluation of the assets and liabilities of the combining companies. In December 2001, we recorded a charge of approximately $169,421,000 to write-off the carrying value of an intangible asset related to the "grandfathered" paired share structure and also incurred approximately $6,186,000 of professional fees and other expenses related to the restructuring. As a result of the restructure, we recorded a one-time charge of approximately $196,520,000 during the six months ended June 30, 2002 to establish the net deferred tax liability of La Quinta and recognize the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including net operating loss carryovers ("NOLs") of LQ Properties and LQ Corporation (See note 3).

        We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002, the results of operations for the three and six month periods ended June 30, 2002 and 2001, and cash flows for the six month periods ended June 30, 2002 and 2001. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results which may be expected for any other interim period or for the entire year.

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

Change in Accounting Principle

        During the six months ended June 30, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145, among other things, rescinds SFAS 4, which required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of related income tax effects. SFAS 145 is to be applied in fiscal years beginning after May 15, 2002 and encourages early application of the rescission of SFAS 4. As a result, we have classified losses on early extinguishment of debt during the six months ended June 30, 2002 of $471,000 as other expense from continuing operations.

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

        Accordingly, we identified two components of goodwill and assigned the carrying value of these components to two of our reporting units:

  •
  La Quinta lodging for $248,358,000 of the carrying value; and

  •
  TeleMatrix, Inc. telecommunications for $18,599,000 of the carrying value.

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

        Also, upon implementation of SFAS 142, we identified intangible assets related to our lodging brands, La Quinta® Inns and La Quinta®Inn & Suites, with a carrying value of approximately $81,150,000 at January 1, 2002. As part of our recent legal and tax restructuring, more fully described above, we determined that there was no indication of impairment on these intangible assets and assigned a useful life of 21 years to these intangible assets. (The remaining useful life of these intangibles was 17 years as of December 31, 2001.) This change in the useful life did not have a material impact on the results of our operations. In addition, we have an intangible asset with a carrying value of $553,000 at January 1, 2002 resulting from a five-year non-compete agreement executed as part of our 1999 acquisition of TeleMatrix, Inc. We have determined that there is no indication of impairment related to this asset and that the five-year life assigned to the asset is appropriate. Going forward, we will test these intangibles for impairment annually or more frequently if the occurrence of an event or circumstance indicates impairment.

        The amortization of intangibles and net loss available to common shareholders of La Quinta for the three and six month periods ended June 30, 2002 and 2001 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
La Quinta lodging goodwill amortization	$—	$3,753	$—	$7,507
TeleMatrix telecommunications goodwill amortization	—	365	—	729
Lodging trademark amortization	966	1,227	1,932	2,453
TeleMatrix non-compete agreement amortization	50	50	100	100
Net income (loss) available to common shareholders before cumulative effect of change in accounting principle	$5,516	$(16,973)	$(195,355)	$(33,645)
Net income (loss) available to common shareholders	$5,516	$(16,973)	$(454,312)	$(32,789)

        The following table illustrates net loss available to common shareholders of La Quinta if SFAS 142 had been implemented as of January 1, 2001:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Reported net income (loss) available to common shareholders	$5,516	$(16,973)	$(454,312)	$(32,789)
La Quinta lodging goodwill amortization	—	3,753	—	7,507
TeleMatrix telecommunications goodwill amortization	—	365	—	729
Lodging trademark amortization	—	261	—	521

Adjusted net income (loss) available to common shareholders(a)	$5,516	$(12,594)	$(454,312)	$(24,032)

EARNINGS PER SHARE—BASIC
Reported net income (loss) available to common shareholders	$0.04	$(0.12)	$(3.18)	$(0.23)
La Quinta lodging goodwill amortization	—	0.03	—	0.05
TeleMatrix telecommunications goodwill amortization	—	—	—	0.01
Lodging trademark amortization	—	—	—	—

Adjusted net income (loss) available to common shareholders(a)	$0.04	$(0.09)	$(3.18)	$(0.17)

EARNINGS PER SHARE—DILUTED
Reported net income (loss) available to common shareholders	$0.04	$(0.12)	$(3.18)	$(0.23)
La Quinta lodging goodwill amortization	—	0.03	—	0.05
TeleMatrix telecommunications goodwill amortization	—	—	—	0.01
Lodging trademark amortization	—	—	—	—

Adjusted net income (loss) available to common shareholders(a)	$0.04	$(0.09)	$(3.18)	$(0.17)

(a)
Adjusted net loss available to common shareholders for the three and six month periods ended June 30, 2001 includes $1,179,000 and $2,358,000, respectively, of amortization of our paired share intangible written off in December of 2001 in connection with our restructuring and $228,000 and $617,000, respectively, of amortization of goodwill associated with LQ Properties which was fully amortized as of December 31, 2001 and therefore not contemplated under SFAS 142.

        During the six months ended June 30, 2002, amortization of intangible assets was $2,032,000 (including $100,000 amortization of our TeleMatrix five-year non-compete agreement). The estimated amortization of intangible assets for each of the five years ending December 31, 2006 follows:

Year ended December 31,	Amortization Expense
(in thousands)
2002	$4,064
2003	4,064
2004	4,017
2005	3,864
2006	3,864

        We implemented the provisions of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" during the six months ended June 30, 2002. As a result of the adoption of SFAS 144, gains and losses on long-lived assets classified as held-for-sale subsequent to the January 1, 2002 effective date of SFAS 144, will be classified as gains or losses from disposal of discontinued operations. Gains and losses on long-lived assets classified as held-for-sale disposed of during the six months ended June 30, 2002 and 2001 have been classified in continuing operations because restatement of prior periods is not permitted under SFAS 144 and no assets have been transferred to the held-for-sale category subsequent to December 31, 2001.

        During the six months ended June 30, 2001, we used interest rate swap agreements, a derivative instrument, to manage exposure to interest rate risk. We adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," beginning January 1, 2001. Our adoption of SFAS 133 resulted in a net charge to earnings of $1,236,000 during the three months ended March 31, 2001 comprised of a loss for the change in fair value for the three months ended March 31, 2001, recorded in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle (through December 31, 2000) of $856,000. On June 27, 2001, we settled our interest rate swap agreement at its fair market value of approximately $566,000, decreasing interest expense by $670,000 to record the difference between the recorded liability and the fair market value on the date of settlement. We have not entered into any interest rate swap agreements as of June 30, 2002.

Newly Issued Accounting Standards

        On August 15, 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. Under SFAS 143, an entity shall recognize the cumulative effect of the adoption of SFAS 143 as a change in accounting principle. We are not currently affected by the requirements of SFAS 143.

        On June 28, 2002, FASB voted in favor of issuing SFAS 146, "Accounting for Exit or Disposal Activities." SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force of the Financial

Accounting Standards Board (the "EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for financial statements issued for exit or disposal activities initiated after December 31, 2002. We have not yet determined the impact of SFAS 146 on our results of operations and financial position.

        In January 2001, the EITF reached a consensus (the "Consensus") on a portion of the EITF Issue No. 00-22 "Accounting for "Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." The Consensus addresses the recognition of a cash rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of cost. In January 2001, LQ Corporation implemented a customer retention program which provides a cash rebate. In accordance with the Consensus, LQ Corporation classified such cash rebates or refunds as a reduction of revenues. The EITF also addresses incentive or loyalty programs such as the "La Quinta Returns Club." LQ Corporation has historically reported the cost that it would refund the hotel for the free night as offsetting components of other lodging expense and lodging revenues and reflected a zero economic impact of the "free night stay." We have netted these revenues and costs, resulting in no financial statement impact of the transaction other than ongoing adjustments to our accrual of the estimated increases or decreases in the liability on issued but unredeemed free night certificates. Once a final consensus is reached on the EITF, we will re-evaluate its impact on our accrual of the "minimal" value of a night's stay award and will make any necessary adjustments and revision to accounting policy upon implementation of EITF Issue No. 00-22.

Reclassification

        Certain reclassifications have been made to the 2001 presentation to conform to the 2002 presentation, including the change in presentation of LQ Corporation (on a consolidated basis) and LQ Properties from the use of an unclassified balance sheet in 2001 to a classified balance sheet in 2002.

2.    Supplemental Cash Flow Information

        Details of other non-cash items follow:

	Six Months Ended June 30,
	2002	2001
	(in thousands)
Impairment of assets held for sale	$—	$16,280
Impairment of assets held for use	—	23,731
Impairment of real estate mortgages and notes receivable	—	20,597
Provision for loss on interest and other receivables	—	9,933
Other	—	(126)

Total other non-cash items	$—	$70,415

        Details of interest and income taxes paid and non-cash investing and financing transactions for LQ Corporation follow:

	Six Months Ended June 30,
	2002	2001
	(in thousands)
Interest paid during the period	$43,531	$63,523
Interest capitalized during the period	474	530
Income taxes paid during the period	701	—
Non-cash investing and financing transactions:
Conversion of capital lease to operating lease	2,500	—
Non-cash proceeds of asset sale	—	29,872

        Details of interest and income taxes paid and non-cash investing and financing transactions for LQ Properties follow:

	Six Months Ended June 30,
	2002	2001
	(in thousands)
Interest paid during the period	$43,504	$63,472
Interest capitalized during the period	474	484
Income taxes paid during the period	701	—
Non-cash investing and financing transactions:
Conversion of capital lease to operating lease	2,500	—
Non-cash proceeds of asset sale	—	29,872

3.    Restructuring

        On January 2, 2002, a restructuring among LQ Corporation and LQ Properties and a subsidiary of LQ Corporation was completed. As a result of the merger, effective January 2, 2002, LQ Properties became a subsidiary controlled by LQ Corporation. As part of the merger, each outstanding share of common stock of LQ Properties was converted into one share of class B common stock of LQ Properties. Each share of class B common stock is paired and traded as a single unit with the common stock of LQ Corporation that had previously been paired with the common stock of LQ Properties. The merger was accounted for as a reorganization of two companies under common control with no revaluation of the assets and liabilities of the combining companies. In connection with the restructuring, LQ Properties transferred approximately $81 million of brand intangibles and related rights to La Quinta Franchise, LLC and La Quinta Worldwide, LLC (both consolidated subsidiaries of LQ Properties before the transfer). As part of the restructure, LQ Properties then transferred an approximate 98% interest in La Quinta Franchise, LLC and an approximate 40% interest in La Quinta Worldwide, LLC to LQ Corporation in exchange for approximately 9,430,000 unpaired shares of LQ Corporation common stock. LQ Properties' investment in the 9,430,000 shares of LQ Corporation common stock has been presented as contra equity on the accompanying LQ Properties balance sheet as of June 30, 2002, in accordance with EITF 98-2. As a result of the transfer of a majority interest in La Quinta Franchise, LLC to LQ Corporation, La Quinta Franchise, LLC is consolidated into the financial statements of LQ Corporation. The net effect of these transactions is an approximate $15 million and $42 million reduction in LQ Properties' assets and shareholders' equity, respectively. In December 2001, we recorded a charge of approximately $169,421,000 to write-off the carrying value of an intangible asset related to the "grandfathered" paired share structure and also incurred approximately $6,186,000 of professional fees and other expenses related to the restructuring. As a result of the restructure, we also recorded a one-time charge of approximately $196,520,000 in

January 2002 to establish the net deferred tax liability of La Quinta and recognize the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including NOLs of LQ Properties and LQ Corporation.

        The following tables set forth unaudited pro forma condensed financial data for La Quinta, giving effect to the merger as if it had occurred on January 1, 2002 for the three and six month periods ended June 30, 2002 and on January 1, 2001 for the three and six month periods ended June 30, 2001 and does not purport to present what actual results would have been had such transactions, in fact, occurred on January 1, 2001, or to project results for any future period. In the opinion of our management, all adjustments necessary to reflect the effects of these transactions have been made.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Revenues	$145,640	$174,702	$283,978	$363,676
Expenses	130,069	185,583	267,980	385,204

Income (loss) before minority interest, income taxes and cumulative effect of change in accounting principle	15,571	(10,881)	15,998	(21,528)
Minority interest(a)	(4,631)	(4,696)	(9,257)	(9,365)
Income taxes expense	(5,424)	3,918	(202,096)	(188,732)

Net income (loss) available to common shareholders before cumulative effect of change in accounting principle	$5,516	$(11,659)	$(195,355)	$(219,625)

Net income (loss)	$5,516	$(11,659)	$(454,312)	$(218,769)

EARNINGS PER SHARE—BASIC
Net income (loss) available to common shareholders before cumulative effect of change in accounting principle	$0.04	$(0.08)	$(1.37)	$(1.54)
Net income (loss)	$0.04	$(0.08)	$(3.18)	$(1.53)
EARNINGS PER SHARE—DILUTED
Net income (loss) available to common shareholders before cumulative effect of change in accounting principle	$0.04	$(0.08)	$(1.37)	$(1.54)
Net income (loss)	$0.04	$(0.08)	$(3.18)	$(1.53)
Weighted average shares outstanding
Basic	143,143	143,034	143,062	142,992
Diluted	144,974	143,034	143,062	142,992

(a)
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

4.    Property, Plant and Equipment

        The following is a summary of our investment in property, plant and equipment:

	June 30, 2002	December 31, 2001
	(In thousands)
Land	$356,150	$356,729
Buildings and improvements, net of accumulated depreciation of $366,733 and $311,953 and impairments of $8,683 and $8,683	1,962,455	1,968,533
Assets held for sale, net of accumulated depreciation of $11,796 and $31,800 and impairments of $62,640 and $110,370	78,113	214,314

	$2,396,718	$2,539,576

        At June 30, 2002 and December 31, 2001, the net book value after impairment of lodging property, plant, and equipment was $2,280,784,000 and $2,284,006,000, respectively. During the six months ended June 30, 2002, we incurred $49,658,000 in capital improvements related to the lodging segment. Additionally, during the six months ended June 30, 2002, we recorded depreciation expense and write-offs of $50,856,000 on lodging property, plant and equipment. As of June 30, 2002 and December 31, 2001, the total impairment balance on the investment in lodging facilities was $8,683,000.

        At June 30, 2002 and December 31, 2001, the net book value of corporate property, plant and equipment was $37,821,000 and $41,256,000, respectively. During the six months ended June 30, 2002, La Quinta incurred $6,047,000 in capital improvements related to corporate property, plant and equipment. Additionally, during the six months ended June 30, 2001, La Quinta recorded depreciation expense and write-offs of $9,482,000 on corporate property, plant and equipment, of which $4,616,000 related to the write-off of internal and external software costs related to our lodging revenue management system.

        At June 30, 2002 and December 31, 2001, the net book value after impairment of assets held for sale was $78,113,000 and $214,314,000, respectively. During the six months ended June 30, 2002, we sold 52 healthcare facilities comprised of real estate and other assets with net book values of $147,686,000 (net of previously recorded impairments of $49,481,000). Net proceeds on these transactions totaled $154,223,000 in cash and resulted in a net gain of $6,537,000. During the six months ended June 30, 2002, we sold five hotels with net book values of $12,342,000 (net of impairments of $9,664,000). Net proceeds on these transactions totaled $11,736,000.

        The following details changes in the net book value of property, plant and equipment for the six months ended June 30, 2002:

	Lodging	Corporate	Held-for-sale	Total
	(In thousands)
Property, plant and equipment, net at December 31, 2001	$2,284,006	$41,256	$214,314	$2,539,576
Capital improvements	49,658	6,047	—	55,705
Depreciation expense and write-offs	(50,856)	(9,482)	—	(60,338)
Net book value of real estate assets sold	—	—	(160,028)	(160,028)
Acceptance of deed on mortgage receivable	—	—	23,827	23,827
Other adjustments	(2,024)	—	—	(2,024)

Property, plant and equipment, net at June 30, 2002	$2,280,784	$37,821	$78,113	$2,396,718

Impairment of Property, Plant and Equipment

        The impairment adjustment activity for property, plant and equipment for the six months ended June 30, 2002 is summarized as follows:

	Buildings and Improvements	Assets Held for Sale	Total
	(In thousands)
Lodging impairments at December 31, 2001	$8,683	$46,172	$54,855
Healthcare impairments at December 31, 2001	—	64,198	64,198

Total impairment balance at December 31, 2001	8,683	110,370	119,053
Assets sold	—	(59,145)	(59,145)
Other	—	11,415	11,415

Lodging impairments at June 30, 2002	8,683	41,669	50,352
Healthcare impairments at June 30, 2002	—	20,971	20,971

	$8,683	$62,640	$71,323

        At June 30, 2002 and December 31, 2001, certain assets were classified as held-for-sale based on management having the authority and intent of entering into commitments for sale transactions expected to close in the next twelve months. We recorded no additional impairments on assets held-for-sale during the six months ended June 30, 2002. The lodging assets classified as held-for-sale at June 30, 2002 had combined earnings before income taxes, depreciation and amortization of $1,120,000 and $1,945,000 for the six months ended June 30, 2002 and 2001, respectively. The healthcare assets classified as held-for-sale at June 30, 2002 had revenues of $0 for the six months ended June 30, 2002.

        As of June 30, 2002 and December 31, 2001, we had an impairment balance of $62,640,000 and $110,370,000, respectively, related to assets held-for-sale and $8,683,000 as of June 30, 2002 and December 31, 2001, pertaining to properties held-for-use. During the six months ended June 30, 2002, we accepted deeds in lieu of foreclosure for certain mortgage receivables. As a result, the net book value of those mortgage receivables were reclassified as assets held-for-sale. The impairment related to the reclassified mortgage receivables was $11,415,000. These assets were sold during the three months ended June 30, 2002.

        We continue to evaluate the assets in our total portfolio as well as to pursue an orderly disposition of our held-for-sale assets. There can be no assurance if or when sales will be completed or whether such sales will be completed on terms that will enable us to realize the full carrying value of such assets.

5.    Mortgages and Other Notes Receivable

        At June 30, 2002 and December 31, 2001, the net book value after impairment of mortgages receivable was $42,747,000 and $82,853,000, respectively. We received $17,532,000 in principal payments on mortgages receivable during the six months ended June 30, 2002 comprised of:

  •
  $397,000 in monthly principal payments; and

  •
  $17,135,000 in principal payments on mortgages with a net book value of $15,882,000 (net of impairment balances of $4,003,000 previously recorded by La Quinta) received as a result of real estate asset transactions entered into by La Quinta pursuant to our previously announced plan to, among other things, dispose of our healthcare assets ("Five Point Plan").

        These transactions resulted in a net gain of $1,253,000.

        During the six months ended June 30, 2002, we recorded no additional impairments related to the mortgage portfolio based on anticipated proceeds, and review of current facts, circumstances and analysis. As of June 30, 2002, we had $8,753,000 in loan valuation reserves relating to one of three remaining mortgage loans. Interest revenue related to the impaired mortgage loan which we anticipate selling within the next twelve months was $1,243,000 for the six months ended June 30, 2002. We currently intend to hold the two other remaining mortgage loans with a combined net book value of $26,212,000 on medical office buildings which serve as the headquarters for a healthcare operator. The interest income on these two facilities was approximately $373,000 for the six months ended June 30, 2002.

        At June 30, 2002 and December 31, 2001, the net book value of other notes receivable was $34,196,000 and $34,085,000, respectively. Included in other notes receivable is a $30,816,000 subordinated note received as consideration in connection with the sale of certain healthcare assets during 2001, which we currently intend to hold to maturity. Interest income on this note was $1,954,000 for the six months ended June 30, 2002.

6.    Shareholders' Equity

        The following classes of preferred stock and excess stock are authorized as of June 30, 2002; no shares were issued or outstanding at June 30, 2002:

        LQ Corporation preferred stock; $0.10 par value; 6,000,000 shares authorized;

        LQ Corporation excess stock; $0.10 par value; 25,000,000 shares authorized;

        LQ Properties excess stock; $0.10 par value; 25,000,000 shares authorized;

        On December 20, 2001, our shareholders approved the La Quinta Corporation 2002 Stock Option and Incentive Plan (the "2002 Stock Option Plan"). The 2002 Stock Option Plan authorized LQ

Corporation (and LQ Properties as a result of the new structure which pairs the Class B common stock and the LQ Corporation common stock (see note 1)) to issue, pursuant to various stock incentive awards, 6,900,000 paired shares. No more than 25 percent of the paired shares available for grant under the 2002 Stock Option Plan will be available for grants in the form of awards other than options. The number of paired shares reserved for issuance under the 2002 Stock Option Plan is subject to adjustment for stock splits, stock dividends and similar events. The 2002 Stock Option Plan replaced the La Quinta Properties, Inc. Amended and Restated 1995 Share Award Plan (the "La Quinta Properties 1995 Plan") and the La Quinta Corporation Amended and Restated 1995 Share Award Plan (the "La Quinta Corporation 1995 Plan") although it will not affect any awards previously granted under either of these plans and forfeited shares from the La Quinta Properties 1995 Plan and the La Quinta Corporation 1995 Plan shall be available for reissue in the 2002 Stock Option Plan. As of June 30, 2002, 285,000 options were outstanding under the 2002 Stock Option Plan; 3,631,000 options and 625,000 restricted shares were outstanding under the La Quinta Properties 1995 Plan; and 4,172,000 options and 493,000 restricted shares were outstanding under the La Quinta Corporation 1995 Plan.

        As part of the restructuring completed on January 2, 2002, LQ Properties exchanged its interest in two limited liability companies, which held brand intangibles and related rights, for 9,430,000 unpaired shares of LQ Corporation common stock. LQ Properties' investment in the 9,430,000 shares of LQ Corporation common stock has been presented as contra equity on the accompanying LQ Properties' balance sheet as of June 30, 2002 in accordance with EITF 98-2.

7.    Comprehensive Loss and Other Assets

        The investment in equity securities classified as available-for-sale also includes 1,081,000 shares of Balanced Care Corporation ("BCC"), a healthcare operator. This investment had a market value of $260,000 and $152,000 at June 30, 2002 and December 31, 2001, respectively. The change in fair value of our investment in BCC is reflected in the summary of comprehensive loss below.

	Six Months Ended June 30,
	2002	2001
	(in thousands)
Net loss	$(454,312)	$(23,789)
Other comprehensive loss:
Unrealized holding gains (losses) arising during the period	108	(32)

Comprehensive loss	$(454,204)	$(23,821)

8.    Indebtedness

        We had the following debt activity for the six months ended June 30, 2002:

	Notes Payable	Bank Notes Payable	Bonds and Mortgages Payable	Total
	(In thousands)
December 31, 2001	$846,719	$145,020	$8,499	$1,000,238
Repayment of principal	(32,416)	(145,020)	(8,499)	(185,935)
Other	(2,659)	—	—	(2,659)

June 30, 2002	$811,644	$—	$—	$811,644

Notes Payable

        During the six months ended June 30, 2002, we repaid approximately $32,416,000 in principal on notes payable scheduled to mature in September 2003, March 2004, and August 2004 and recorded a gain on early extinguishment included in other expense during the six months ended June 30, 2002 of approximately $242,000. In addition, we waived our purchase option on a $2,500,000 capital lease asset and related obligation and as a result removed the asset and liability from the balance sheet as of June 30, 2002. The lease will be accounted for as an operating lease going forward and future payments on the lease will be recorded as rent expense.

Bank Notes Payable

        We are a party to a credit agreement with a bank group which provides for a $150,000,000 term loan and a $225,000,000 revolving line of credit (the "Credit Facility"). Borrowings under the term loan bear interest at the London Interbank Offered Rate ("LIBOR") plus 3.5%. The Credit Facility matures on May 31, 2003 and may be extended at our option under certain conditions. Approximately $201,827,000 (net of $23,173,000 in outstanding letters of credit) was available under the revolving line of credit at June 30, 2002. Borrowings under the revolving line of credit currently bear interest at LIBOR plus 3.5%. At June 30, 2002, there were no borrowings under the revolving line of credit. On March 29, 2002, we made a scheduled payment of $2,490,000 on the term loan. On June 10, 2002, we prepaid the entire remaining balance on the term loan of $142,530,000 with proceeds from the sale of our healthcare assets. Amounts repaid under the term loan may not be reborrowed. In addition to accrued interest, the Credit Facility required a prepayment premium of 0.5%, or $713,000, which is included in other expense as a loss on extinguishment of debt.

        The Credit Facility contains several financial covenants, which include the following:

  •
  minimum lodging EBITDA (earnings before interest, taxes, depreciation and amortization);

  •
  net debt to EBITDA ratio;

  •
  interest coverage ratio;

  •
  fixed charge ratio;

  •
  net debt to total capitalization ratio; and

  •
  consolidated tangible net worth minimum.

        We obtained an amendment to the Credit Facility on March 29, 2002 which relaxed the maximum total leverage ratio and minimum fixed charge coverage ratio covenants through March 31, 2003, and reduced the minimum lodging EBITDA covenant. The amendment also included modifications to certain definitions and other provisions in the Credit Facility. In addition to the financial covenants, the Credit Facility also includes limitations on capital expenditures, asset sales, secured debt, certain investments, common stock dividends, and debt and share repurchases.

Bonds and Mortgages Payable

        During the six months ended June 30, 2002, we repaid approximately $8,499,000 in principal on bonds and mortgages payable, which included a balloon payment of $480,000 on a mortgage which matured on January 17, 2002.

Interest Rate Swap Agreement

        During 2001, we were a fixed rate payor of 5.7% under an interest rate swap agreement with a notional amount of $400,000,000 and received a variable rate of 5.056%, which we settled on June 27, 2001. The swap agreement was measured at fair value at March 31, 2001 and recorded as a liability in accounts payable, accrued expenses and other liabilities in accordance with SFAS 133. The interest rate swap was not designated as a hedging instrument and, accordingly, a net charge to earnings of $1,236,000 was recorded during the three months ended March 31, 2001, comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle (based on the fair value at January 1, 2001) of $856,000. On June 27, 2001, we settled our interest rate swap agreement at its fair market value of approximately $566,000, decreasing interest expense by $670,000 to record the difference between the recorded liability and the fair market value on the date of settlement. We have not entered into any interest rate swap agreements as of June 30, 2002.

9.    Commitments and Contingencies

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

        On June 27, 2001, a complaint was filed in the United States District Court for the District of Massachusetts, entitled Steadfast Insurance Co. v. Meditrust Corp., et al., Civ. Action No. 01-CV-11115-MEL. On November 30, 2001 that complaint was amended, and the amended complaint was entitled Steadfast Insurance Co. v. La Quinta Properties, Inc., Civ. Action No. 01-CV-11115-MEL. The amended complaint was filed by plaintiff under seal. LQ Properties accepted service of the amended complaint on December 19, 2001 and filed an answer and counterclaim on April 3, 2002. The plaintiff, which claims to be the subrogee or assignee of the claims of various entities, alleges purported causes of action including breach of contract, negligence, violation of 15 USC § 771, violation of Mass. Gen. L. c. 110 § 410, negligent misrepresentation, and violation of Mass. Gen. L. c. 93A, § 11, arising out of an alleged misrepresentation in the offering memorandum for Meditrust Corporation's 7.114% Exercisable Put Option Securities. The amended complaint seeks approximately $15 million plus other potential damages. We believe that LQ Properties has meritorious defenses to the lawsuit, as well as claims against non-parties to the lawsuit that may satisfy all or part of any potential liability that may be found against LQ Properties. We intend to continue vigorously contesting and defending this case.

        On January 4, 2002, a legal action was filed in the United States District Court for the Central District of California, entitled KSL Desert Resorts, Inc. v. La Quinta Corporation, et al., (No. CV-02-007 RT (SGLx)). LQ Corporation is named as defendant in the complaint. The plaintiff, which uses the name "La Quinta Resort & Club," which club is located in La Quinta, California, claims that we have infringed its federal trademark, have falsely designated the origin of our goods and services, are diluting plaintiff's trademark, have committed California statutory and common law trademark infringement and have engaged in common law and statutory unfair competition. The plaintiff seeks an injunction to prevent La Quinta, our agents, servants, employees, and our attorneys from using the mark "La Quinta" in Palm Springs, in the Coachella Valley, or throughout the United States. The plaintiff also seeks to cancel our federal trademark registrations that include the phrase "La Quinta" and to require destruction of any items under our control, which include the phrase "La Quinta." In March 2002, we entered into a tentative settlement agreement with the plaintiff. Under the terms of the agreement, we shall have the right to operate and to license others to operate properties using the mark "La Quinta" throughout the United States and elsewhere, except within an approximate radius of 37 miles from La Quinta, California. Additionally, the parties agreed that their current and future U.S. trademark registrations that include the words "La Quinta" will be concurrent use registrations, with our registration being geographically limited to exclude the above-described area around La Quinta, California. This agreement does not restrict, in any way, La Quinta's right to advertise or promote the system or the marks, including the mark "La Quinta," anywhere in the United States or elsewhere.

        We are party to a number of other claims and lawsuits arising out of the normal course of business. Certain of these claims involve healthcare facilities owned, or formerly owned, by LQ Properties that are or were leased to and operated by third party operators. Although we require our third party operators to maintain insurance coverage insuring LQ Properties' interests in the facilities as well as their own, this insurance coverage may not be adequate to fully protect us. We have been notified that one of the companies providing such insurance coverage, Reliance Insurance Company, was ordered into liquidation on October 3, 2001. Although we cannot predict what effect this liquidation will have on pending claims, we do not consider our ultimate liability with respect to any of these claims or lawsuits, as well as any other claims and lawsuits arising in the normal course of our business, to be material in relation to our consolidated financial condition or operations.

10.  Distributions Paid to Shareholders

        On April 1, 2002, LQ Properties paid a dividend of $0.5625 per depositary share of preferred stock to holders of record on March 15, 2002 of its 9.00% Series A Cumulative Redeemable Preferred Stock. On March 25, 2002, LQ Properties also paid a quarterly dividend at a rate of 9.00% per annum on the liquidation preference of $25,000 per share to the holder of its 9.00% Series B Cumulative Redeemable Convertible Preferred Stock. On July 1, 2002, LQ Properties paid a dividend of $0.5625 per depositary share of preferred stock to holders of record on June 14, 2002 of its 9.00% Series A Cumulative Redeemable Preferred Stock. On June 24, 2002, LQ Properties also paid a quarterly dividend at a rate of 9.00% per annum on the liquidation preference of $25,000 per share to the holder of its 9.00% Series B Cumulative Redeemable Convertible Preferred Stock.

        On April 2, 2001, LQ Properties paid a dividend of $0.5625 per depositary share of preferred stock to holders of record on March 15, 2001 of its 9.00% Series A Cumulative Redeemable Preferred Stock. On March 26, 2001, LQ Properties also paid a quarterly dividend at a rate of 9.00% per annum on the liquidation preference of $25,000 per share to the holder of its 9.00% Series B Cumulative Redeemable Convertible Preferred Stock. On July 2, 2001, LQ Properties paid a dividend of $0.5625 per depositary share of preferred stock to holders of record on June 15, 2001 of its 9.00% Series A Cumulative Redeemable Preferred Stock. On June 28, 2001, LQ Properties also paid a quarterly dividend at a rate of 9.00% per annum on the liquidation preference of $25,000 per share to the holder of its 9.00% Series B Cumulative Redeemable Convertible Preferred Stock.

11.  Other Expenses

        For the three and six month periods ended June 30, 2002 and 2001, other expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Restructuring:
Employee severance and related employment costs	$861	$678	$861	$1,223

Restructuring and related expenses	861	678	861	1,223

Other:
Provision for loss on interest and other receivables	—	458	—	9,933
Bad debt recoveries	(6)	(1,639)	(13)	(1,639)
Gain on sale of assets	(4,030)	(2,345)	(6,522)	(2,291)
Loss on early extinguishments of debt	632	—	471	—
Gain on settlement	(5,471)	—	(5,471)	—
Other	(1,928)	—	(1,928)	—

Other expenses	(10,803)	(3,526)	(13,463)	6,003

Total Other Expenses	$(9,942)	$(2,848)	$(12,602)	$7,226

Restructuring

Five Point Plan

        Between January 1, 2000 and June 30, 2002, we have sold or received repayments prior to maturity from investments in healthcare properties and mortgage receivables with net book values of $1.7 billion as part of the implementation of the Five Point Plan. The majority of the remaining investments in healthcare properties are expected to be sold during 2002. For the three and six month periods ended June 30, 2001, we recorded $678,000 and $1,223,000, respectively, of other expense related to severance and retention incentive compensation earned by the healthcare segment employees based on achievement of healthcare asset sale goals and compliance with specified employment terms in order to facilitate the sale of certain healthcare assets and closing of our Needham, Massachusetts office by December 2002.

Lodging Cost Control Initiative

        In June 2002, we reduced the staff at our San Antonio reservations call center by approximately 70 employees in response to the travel industry's shift toward online reservations and a decline in call volume. For the three and six month periods ended June 30, 2002, we recorded $338,000 of other expense related to severance compensation earned by the San Antonio reservations call center staff. In addition, for the three and six month periods ended June 30, 2002, we recorded $523,000 of other expense related to other lodging severance agreements.

        Changes in accrued restructuring costs were as follows:

	Severance & Other Exit Costs	Other	Total
	(In thousands)
December 31, 2001	$14,627	$6,713	$21,340
Additions	861	—	861
Payments	(2,459)	(3,917)	(6,376)

June 30, 2002	$12,168	$2,796	$14,964

Other

        During the three and six month periods ended June 30, 2002, we recognized gains related to the sale of property, plant and equipment of $4,030,000 and $5,269,000, respectively, compared to gains of $2,137,000 and $2,105,000, respectively, during the three and six month periods ended June 30, 2001. In addition, mortgage repayments resulted in a gain of $0 and $1,253,000, respectively, for the three and six month periods ended June 30, 2002 and gains of $208,000 for the three and six month periods ended June 30, 2001. We also recorded a loss on the sale of an equity security of $22,000 during the six months ended June 30, 2001.

        During the six months ended June 30, 2002, we repaid approximately $32,416,000 in principal on notes payable and we prepaid the entire remaining balance on the term loan of $142,530,000. As a result, we also recorded a net loss on extinguishments of debt of $632,000 and $471,000 during the three and six months ended June 30, 2002.

        During the six months ended June 30, 2002, we settled obligations and receivables related to properties previously sold that resulted in a gain on settlement of $5,471,000. As part of the settlement, we received a $2,300,000 recovery on receivables previously written off and our obligation of approximately $3,171,000, with respect to certain contingent liabilities related to prior healthcare asset sales, was relieved.

        During the three and six month periods ended June 30, 2001, we recorded provisions and other expenses of approximately $458,000 and $9,933,000, respectively, on working capital and other receivables management considered uncollectable. We also recorded approximately $1,639,000 of bad debt recoveries during the three and six month periods ended June 30, 2001.

12.  Income Taxes

        LQ Properties has elected to be taxed as a REIT under the Code and believes it has met all the requirements for qualification as such. Accordingly, LQ Properties will generally not be subject to federal income taxes on amounts distributed to shareholders, including LQ Corporation, provided it distributes annually at least 90 percent of its REIT taxable income (determined without regard to its dividends paid deduction and by excluding net capital gain) and meets certain other requirements for qualifying as a REIT. Therefore, generally no provision for federal income taxes is believed necessary in the financial statements of LQ Properties except for certain transactions resulting in capital gains which may require federal tax provisions and for subsidiaries taxable as C-corporations. LQ Properties utilizes taxable REIT subsidiaries to conduct the operations of TeleMatrix, Inc. and to hold certain assets which LQ Properties could not hold directly. LQ Properties has accrued and paid federal and state income taxes on the earnings of such subsidiaries.

        LQ Corporation income tax expense (benefit) is based on reported earnings before income taxes, adjusted to give effect to the income tax consequences to LQ Corporation of any amounts attributable to minority interests. Deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting and such amounts recognized for tax purposes, which requires recognition of deferred tax liabilities and assets. Deferred income taxes include amounts attributable to LQ Properties, as those differences will affect amounts currently or ultimately required to be distributed by LQ Properties to LQ Corporation as taxable dividends. As a result of the restructure, we recorded a one-time charge of approximately $196,520,000 in January 2002 to establish the net deferred tax liability of La Quinta and to recognize the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including NOLs of LQ Properties and LQ Corporation. As a result of recording the one-time charge, the valuation allowance that existed at December 31, 2001 with respect to the net deferred tax asset of LQ Corporation was reversed.

        Income tax expense for the six months ended June 30, 2002 and 2001 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Net deferred tax liability recorded as a result of restructuring	$—	$—	$196,520	$—
Income taxes currently (receivable) payable	(108)	217	76	393
Deferred income tax expense	5,532	—	5,500	—

Total income tax expense	$5,424	$217	$202,096	$393

13.  Earnings Per Share

Earnings per share for La Quinta is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Income (loss) before discontinued operations and cumulative effect of change in accounting principle	$5,516	$(12,473)	$(195,355)	$(24,645)
Preferred stock dividends(a)	—	(4,500)	—	(9,000)

Income (loss) available to common shareholders before discontinued operations and cumulative effect of change in accounting principle	5,516	(16,973)	(195,355)	(33,645)
Cumulative effect of a change in accounting principle	—	—	(258,957)	856

Net income (loss) available to common shareholders	$5,516	$(16,973)	$(454,312)	$(32,789)

Weighted average outstanding shares of paired common stock	143,143	143,034	143,062	142,992
Dilutive effect of stock options	1,831	—	—	—

Dilutive potential of paired common stock	144,974	143,034	143,062	142,992

EARNINGS PER SHARE—BASIC
Income (loss) available to common shareholders before discontinued operations and cumulative effect of change in accounting principle	$0.04	$(0.12)	$(1.37)	$(0.24)
Cumulative effect of a change in accounting principle	—	—	(1.81)	0.01

Net income (loss) available to common shareholders	$0.04	$(0.12)	$(3.18)	$(0.23)

EARNINGS PER SHARE—DILUTED
Income (loss) available to common shareholders before discontinued operations and cumulative effect of change in accounting principle	$0.04	$(0.12)	$(1.37)	$(0.24)
Cumulative effect of a change in accounting principle	—	—	(1.81)	0.01

Net income (loss) available to common shareholders	$0.04	$(0.12)	$(3.18)	$(0.23)

(a)
Subsequent to the restructure, Series A and Series B preferred stock remain outstanding securities of LQ Properties and represent a minority interest in LQ Properties. Therefore, the redemption value of these preferred stock securities and the related preferred stock dividends have been presented as minority interests in the accompanying consolidated financial statements of LQ Corporation for the three and six month periods ended June 30, 2002.

14.  Transactions between LQ Corporation and LQ Properties

        LQ Corporation, exclusive of its controlled subsidiaries, leases hotel facilities from LQ Properties and its subsidiaries. The hotel facility lease agreements between LQ Corporation and LQ Properties are for a five-year term expiring July 2003. Through March 31, 2002, the leases provided for a fixed payment of base rent plus a percentage rent based on room and other revenues and required LQ Properties to assume costs attributable to property taxes and insurance and to fund certain capital expenditures. At June 30, 2002 and December 31, 2001, LQ Corporation owed LQ Properties $163,633,000 related to these lease agreements. LQ Corporation has operated at a substantial loss due in part to the lease payments required to be made under the intercompany leases. We believe that the intercompany leases conformed with normal business practices at the time they were entered into and were consistent with leases entered into on an arm's length basis. Due to the unexpected shortfall in the operating revenues generated by the hotels compared to the operating revenues anticipated under the original lease agreements, LQ Properties and LQ Corporation have modified the lease agreements, effective April 1, 2002. The modified lease agreements provide for a percentage rent payment only in an amount equal to 40 percent of the gross revenues from the hotel facilities. The obligations of LQ Properties to pay property taxes and insurance and to fund certain capital expenditures remain substantially unchanged in the modified leases. The lease modifications described above will result in a decline in revenue for LQ Properties.

        LQ Corporation also has a royalty arrangement with LQ Properties for the use of the La Quinta tradename at a rate of approximately 2.5% of gross revenue, as defined in the royalty agreement. The royalty agreement expires on July 17, 2003 and will be automatically renewed for a five-year period unless earlier terminated. At June 30, 2002 and December 31, 2001, LQ Corporation owed LQ Properties $7,870,000 related to the royalty arrangement.

        As a part of the restructuring completed on January 2, 2002, LQ Properties exchanged its interest in two limited liability companies, which held brand intangibles and related rights, for 9,430,000 unpaired shares of LQ Corporation common stock.

        LQ Corporation provides certain management services to LQ Properties primarily related to executive management, general tax preparation, consulting, legal, accounting and certain aspects of human resources. LQ Properties compensates LQ Corporation for the direct costs of providing such services.

15.  Subsequent Events

        On July 1, 2002, LQ Properties paid a dividend of $0.5625 per depositary share of preferred stock to holders of record on June 14, 2002 of its 9.00% Series A Cumulative Redeemable Preferred Stock.

        On July 15, 2002, our shelf registration statement on file with the SEC became effective. Under the shelf registration statement, either or both of LQ Corporation and LQ Properties may offer and sell, from time to time, either separately, together, or in combination in one or more offerings:

  •
  debt securities, which may be senior or subordinated;

  •
  shares of common stock;

  •
  shares of preferred stock;

  •
  depositary shares; and

  •
  warrants exercisable for debt securities, common stock or preferred stock.

        During July and August 2002, we repaid approximately $104 million in notes payable that are either scheduled to mature or are redeemable at the option of the holders between September 2003 and August 2004. These repayments resulted in net losses of approximately $411,000.

        In July 2002, we were notified that the buyer would exercise its option to purchase our investment in 12 assisted living facilities for $43 million, including a $13 million nonrefundable deposit on the option received in the first quarter of 2002. In connection with the exercise of the option right, the option period was extended 23 days from its original 180-day option period.

        In August 2002, we sold our interest in a mortgage receivable on an assisted living facility for gross proceeds of $17,808,000, including a $1,817,000 promissary note due in 2005, net of a discount of $183,000 on the difference between the stated interest rates (9% in months 1-24 and 10% in months 25-36) and the 13% imputed interest rate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with the financial statements and related notes included elsewhere in this joint quarterly report. The results discussed below are not necessarily indicative of the results to be expected in future periods. This discussion contains forward-looking statements based on current expectations which involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors. You should read the discussion about forward-looking statements in this joint quarterly report under the heading "About this Joint Quarterly Report—Forward-Looking Statements" and "Cautionary Statements Regarding Forward-Looking Statements in this Joint Quarterly Report." This section will also direct you to the sections of our joint annual report under the heading "Items 1 and 2—Description of Our Business and Our Properties—Certain Factors You Should Consider About Our Companies, Our Businesses And Our Securities" and "Cautionary Statements Regarding Forward-Looking Statements in This Document." We undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances, including those described in our joint annual report in the section entitled "Certain Factors You Should Consider About Our Companies, Our Businesses and Our Securities."

Overview

        The basis of presentation includes Management's Discussion and Analysis of Financial Condition and Results of Operations for LQ Corporation and LQ Properties.

General

        We are a leading limited service lodging company providing clean and comfortable rooms in convenient locations at affordable prices. We are one of the largest owner/operators of limited service hotels in the United States. We owned and operated 216 La Quinta Inns and 73 La Quinta Inn & Suites containing approximately 38,000 rooms as of June 30, 2002. We strive to design hotels that attract both business and leisure travelers seeking quality rooms that are generally comparable to those of mid-price, full service hotels, but at lower average room rates. We believe that by not providing full-service, management-intensive facilities and services, such as in-house restaurants, cocktail lounges or room service, that typically carry high fixed costs and low margins, we are able to deliver a product that satisfies our customers' needs and price expectations, while also permitting us to concentrate on the variable cost structure and the high-margin nature of our limited service product.

        In addition to owning and operating our hotel properties, we began, in late 2000, to license the use of our proprietary brand names, including La Quinta, La Quinta Inns and La Quinta Inn & Suites, in return for royalty and other fees through license agreements with franchisees. As of June 30, 2002, our franchisees operated 26 La Quinta Inns and 24 La Quinta Inn & Suites representing over 3,800 rooms under our brands.

        As of June 30, 2002, we owned or provided financing for 15 geographically dispersed healthcare facilities operated by three different unrelated third party operators. Consistent with our intention to focus on the lodging industry, the healthcare operations and assets in our portfolio have been decreasing as a result of continued success in selling these assets to other healthcare real estate investors or to the operators of the facilities.

        Over the last two years, we have undergone significant financial and strategic change. In January 2000, we began a strategy of selling non-lodging real estate assets in order to focus on our lodging business. As a result of that change in strategy, we replaced substantially all of our senior management with executives who have, on average, approximately 25 years of experience in lodging and lodging-related industries. Over the last two years, we have improved the operations of our lodging assets, including the reduction of costs and the introduction of a franchising program. During that period, we have also sold approximately $1.7 billion of our non-lodging assets, which proceeds were applied to reduce indebtedness and strengthen our balance sheet.

        On January 2, 2002, we completed the restructuring of the existing organization of our companies by merging a newly formed, wholly owned subsidiary of LQ Corporation with and into LQ Properties, with LQ Properties surviving the merger and becoming a subsidiary controlled by LQ Corporation while continuing its status as a REIT. We believe the restructuring, which was proposed primarily to address the challenges imposed by federal tax legislation on our previous "grandfathered" paired share REIT structure, will enable us to grow our lodging real estate portfolio, management operations and brand franchising program without many of the restrictions imposed by federal tax legislation on our previous structure.

Definitions of Non-GAAP Terms

        "EBITDA" means income or loss from continuing operations plus interest, income taxes, depreciation and amortization; adjusted for gain or loss on sale of assets, other income, impairment provisions, provision for loss on equity securities and other nonrecurring expenses. "Recurring Net Income available to common shareholders" is net income available to shareholders plus the cumulative effect of changes in accounting principles, extraordinary gains or losses, gains or losses on the sales of assets, impairment of real estate assets, mortgages and notes receivable and other nonrecurring expenses. "Cash Earnings" means Recurring Net Income available to common shareholders plus deferred taxes, depreciation and amortization and other non-cash adjustments. Neither EBITDA, Recurring Net Income available to common shareholders, nor Cash Earnings are intended to represent cash flow or any other measure of performance in accordance with GAAP. EBITDA, Recurring Net Income available to common shareholders and Cash Earnings are used because our management believes that certain investors find these terms to be useful tools for measuring our performance. We have provided a reconciliation of net loss calculated in accordance with GAAP to EBITDA in this joint quarterly report below and under the heading "La Quinta Corporation—Results of Operations" and a reconciliation of net loss calculated in accordance with GAAP to Recurring Net Income available to common shareholders and Cash Earnings under the heading "Recurring Net Income and Cash Earnings."

La Quinta Corporation—Results of Operations

        We earn revenue primarily by owning and operating 216 La Quinta Inns and 73 La Quinta Inn & Suites as well as licensing the use of our brand in return for license and other fees under our franchise program.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
REVENUE:
Lodging	$142,308	$158,694	$274,026	$311,690
Other	3,332	16,008	9,952	51,986

Total revenue	145,640	174,702	283,978	363,676

OPERATING EXPENSES:
Lodging	87,521	93,216	177,211	184,539
Other	1,247	3,575	3,773	6,448

Total operating expenses	88,768	96,791	180,984	190,987

EBITDA:
Lodging	54,787	65,478	96,815	127,151
Other(1)	2,085	12,433	6,179	45,538

Total EBITDA	56,872	77,911	102,994	172,689

Reconciliation to Consolidated Financial Statements:
Depreciation and amortization
Lodging	32,561	28,287	62,297	56,423
Other	102	1,410	125	2,821
Amortization of goodwill	—	5,526	—	11,212
Interest expense	18,580	23,829	37,176	58,286
Impairment on real estate assets, mortgages and notes receivable	—	33,767	—	60,608
Other	(9,942)	(2,848)	(12,602)	7,226

	41,301	89,971	86,996	196,576
Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	15,571	(12,060)	15,998	(23,887)
Minority interest	(4,631)	(196)	(9,257)	(365)
Income tax expense	(5,424)	(217)	(202,096)	(393)

Income (loss) before cumulative effect of change in accounting principle	5,516	(12,473)	(195,355)	(24,645)
Cumulative effect of change in accounting principle	—	—	(258,957)	856

Net income (loss)	5,516	(12,473)	(454,312)	(23,789)
Preferred stock dividends	—	(4,500)	—	(9,000)

Net income (loss) available to common shareholders	$5,516	$(16,973)	$(454,312)	$(32,789)

(1)
Other EBITDA includes other revenues and expenses that will continue after all planned healthcare asset sales are completed.

Comparison of the Three Months Ended June 30, 2002 to the Three Months Ended June 30, 2001

        Net income available to common paired shareholders was $5,516,000, or $0.04 per diluted common share, for the three months ended June 30, 2002 compared to a net loss available to common paired shareholders of $16,973,000, or $0.12 per diluted common paired share, for the three months ended June 30, 2001, an increase of $22,489,000, or $0.16 per diluted common paired share. The increase in net income available to common shareholders was primarily due to:

  •
  Nonrecurring impairments on property, plant and equipment and mortgages and notes receivable recorded during the three months ended June 30, 2001 of approximately $34 million;

  •
  Increases in gains on the sale of assets and mortgage repayments of approximately $1.7 million; and

  •
  Nonrecurring income related to gains on the settlement of receivables and obligations related to prior healthcare assets sales recorded during the three months ended June 30, 2002 of approximately $6.9 million.

        The following table summarizes statistical lodging data for the three months ended June 30, 2002 and 2001(1):

	2002	2001
Company-owned Hotels in Operation	289	297
Company-owned Hotels Under Construction or Refurbishment	—	5
Number of Franchise Hotels Open	50	3
Total Company-owned:
Available Room-Nights(2)	3,446	3,522
Occupancy Percentage	65.4%	68.3%
ADR(3)	$59.64	$61.80
RevPAR(4)	$39.00	$42.21
Comparable Company-owned:
Comparable Owned Hotels(5)	284	284
Available Room-Nights(2)	3,359	3,355
Occupancy Percentage	66.0%	68.9%
ADR(3)	$59.70	$62.48
RevPAR(4)	$39.38	$43.06

(1)
Unless otherwise noted, operating data is only for company-owned hotels.

(2)
Available room-night count in thousands.

(3)
Represents average daily rate.

(4)
Represents net revenue per available room.

(5)
Represents hotels open for more than one year.

Revenues and Expenses

        Lodging revenues decreased by $16,386,000, or 10.3%, to $142,308,000 for the three months ended June 30, 2002 compared to $158,694,000 for the three months ended June 30, 2001. Lodging revenues include revenues from room rentals and other revenue sources from company-owned hotels, such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. In addition, lodging revenues include franchise fees charged to franchisees for operating under the La Quinta brand name and using our hotel designs, operating systems and procedures. Lodging revenues also include revenues related to TeleMatrix, a provider of telephones, software and equipment for the lodging industry. Approximately $134,404,000, or 94% of lodging revenues were derived from room rentals. The decrease in lodging revenues was primarily due to a decrease in room revenues. Room revenue is dictated by demand, measured as occupancy percentage; pricing, measured as average daily rate, or ADR; and the level of available room inventory. Room revenues decreased during the three months ended June 30, 2002 compared to the three months ended June 30, 2001 due to several factors, including:

  •
  Continuing decreases in demand resulting from the downturn in the national economy and the aftermath of the September 11, 2001 terrorist attacks on the United States. Business travel continued to lag during the three months ended June 30, 2002 as companies reduced corporate travel. This reduced demand was reflected in the decrease in our occupancy percentage by 2.9 percentage points to 65.4% for the three months ended June 30, 2002 compared to 68.3% for the three months ended June 30, 2001.

  •
  Continuing declines in the percentage of full rate customers and reductions in rates in response to decreased demand. The effect of this is our ADR decreased $2.16, or 3.5%, to $59.64 for the three months ended June 30, 2002 compared to $61.80 for the three months ended June 30, 2001.

  •
  Sales of hotel properties during 2001 and 2002 caused decreases in room revenues for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. Available room inventory decreased by 76,000 room-nights due to the sale of six hotels during the last half of 2001 and five hotels during the first half of 2002. The impact on room revenues during the three months ended June 30, 2002 due to such sales was approximately $2,970,000.

        Net revenue per available room, or RevPAR, which is the product of ADR and occupancy percentage, decreased $3.21, or 7.6%, to $39.00 for the three months ended June 30, 2002 compared to $42.21 for the three months ended June 30, 2001. RevPAR declined as a result of the above mentioned factors. These negative trends are continuing into the third quarter.

        Other revenues include revenues from leasing and providing mortgage financing on healthcare real estate. Other revenues decreased by $12,676,000, or 79.2%, to $3,332,000 for the three months ended June 30, 2002, compared to $16,008,000 for the three months ended June 30, 2001. The decrease in other revenues was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages during the last half of 2001 and the first half of 2002. Assets included in our portfolio at June 30, 2001 that were sold in the subsequent twelve months generated revenues of $12,477,000 during the three months ended June 30, 2001. The revenues during the three months ended June 30, 2002 from assets remaining in our healthcare portfolio at June 30, 2002 were $1,763,000. Assets remaining in the healthcare portfolio at June 30, 2002 which we intend to sell within the next twelve months generated revenues of $621,000 during the three months ended June 30, 2002.

        Direct lodging operating costs decreased by $5,273,000, or 8.2%, to $59,395,000 for the three months ended June 30, 2002 compared to $64,668,000 for the three months ended June 30, 2001. Direct operating costs include costs directly associated with the operation of the hotels such as direct labor, utilities and hotel supplies. Direct operating costs decreased during the three months ended June 30, 2002 due to the continued emphasis on cost control and the decrease in occupancy which resulted in reduction in certain variable costs in the three months ended June 30, 2002 compared to the three months ended June 30, 2001 such as:

  •
  Salaries and related benefits decreased $2,759,000 or 8.6%; and

  •
  Other variable expenses, including supplies, travel agency commissions, purchased services, guest services, credit card processing costs and bad debt expense, decreased by $2,110,000, or 14.8%.

In addition, energy costs decreased by $328,000 for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 due to decreases in energy rates coupled with a decrease in usage resulting from the decline in occupancy.

        Other lodging operating costs decreased by $797,000, or 4.1%, to $18,538,000 for the three months ended June 30, 2002 compared to $19,335,000 for the three months ended June 30, 2001. Other lodging operating costs for the lodging segment include costs such as property taxes, insurance, and certain franchise related fees charged to inn operations. The net decrease in other lodging operating costs was comprised of:

  •
  Increases in franchise related expenses of approximately $630,000. Franchise expenses have increased and will continue to increase in connection with franchise openings.

  •
  Increases in insurance costs of approximately $487,000. The events of September 11th are expected to further negatively impact our ability to obtain, and the cost of, insurance coverage.

  •
  Offsetting decreases in other lodging operating costs of $978,000, including reductions in property taxes, reservation and marketing fees as well as reductions of $955,000 in TeleMatrix costs of sales.

        During June 2002, we began an advertising campaign which awards our customers free nights based on a required number of stays at our hotels during a time period specified by the campaign. We record the estimated cost of providing the free nights once our customers have met the minimum requirements to earn the free night awards, rather than when redeemed. Consequently, we expect additional expense during the second half of 2002 related to free nights earned by customers during the period related to this advertising campaign.

        General and administrative costs decreased by approximately $1,953,000, or 15.3%, to $10,835,000 for the three months ended June 30, 2002 compared to $12,788,000 for the three months ended June 30, 2001. General and administrative expenses include, among other costs, information services, legal, finance and accounting costs, sales, marketing, reservations, human resources and operations. The decrease in general and administrative costs primarily relates to a decrease in expenses incurred to support our healthcare operations during the three months ended June 30, 2002.

Interest Expense

        Interest expense decreased by $5,249,000, or 22.0%, to $18,580,000 during the three months ended June 30, 2002 compared to $23,829,000 during the three months ended June 30, 2001. The decrease in interest expense is due to the reduction of debt of $442 million from June 30, 2001 to June 30, 2002 as a result of the application of proceeds generated from asset sales and mortgage repayments during the last half of 2001 and the first half of 2002. The decrease in interest expense during the three months ended June 30, 2002 was partially offset by acceleration of amortization of debt issuance costs of $1,898,000 in connection with the repayment of the term loan in June 2002.

Asset Sales

        Asset sales realized gains of $4,030,000 and $2,137,000, net of previous writedowns of $47,731,000 and $66,502,000 for the three months ended June 30, 2002 and 2001, respectively. During the three months ended June 30, 2001, mortgage and notes receivable repayments resulted in realized gains of $208,000, net of previous writedowns of $48,399,000.

Impairment of Property, Plant and Equipment and Mortgages and Notes Receivable

        No additional impairments on assets held-for-sale were recorded during the three months ended June 30, 2002. This compares to impairments of $8,691,000 for the six months ended June 30, 2001.

        Impairments on property, plant and equipment held-for-use of $0 and $22,657,000 were recorded for the three months ended June 30, 2002 and 2001, respectively, where current facts, circumstances and analysis indicated that the assets were potentially impaired.

        Assets related to the mortgage portfolio were not further impaired during the three months ended June 30, 2002 and were reduced by impairments of $8,172,000 for the three months ended June 30, 2001.

        For a discussion of the factors leading to management's decision to record impairments on property, plant and equipment and mortgages and notes receivable, please refer to the information in our joint annual report under the heading "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies and Estimates."

Other

        In June 2002, we reduced the staff at our San Antonio reservations call center by approximately 70 employees in response to the travel industry's shift toward online reservations and a decline in call volume. For the three month period ended June 30, 2002, we recorded $338,000 of other expense related to severance compensation related to the this reduction in staff. In addition, for the three months ended June 30, 2002, we recorded $523,000 of other expense related to other severance agreements.

        For the three months ended June 30, 2001, we recorded $678,000 of other expense related to retention incentive compensation earned by the remaining healthcare segment employees based on achievement of specified employment terms in order to facilitate the sale of certain healthcare assets and closing of our Needham, Massachusetts office by December 2002.

        During the three months ended June 30, 2002 and 2001, we recognized a gain of $4,030,000 and $2,137,000, respectively, related to the sale of property, plant and equipment. In addition, mortgage repayments resulted in a gain of $208,000 during the three months ended June 30, 2001. We also recorded a net loss on extinguishments of debt of $632,000 during the three months ended June 30, 2002.

        During the three months ended June 30, 2002, we settled obligations and receivables related to properties previously sold that resulted in a gain on settlement of $5,471,000. As part of the settlement, we received a $2,300,000 recovery on receivables previously written off and our obligation of approximately $3,171,000, with respect to certain liabilities related to prior healthcare asset sales, was relieved.

        We recorded provisions and other expenses related to working capital and other receivables that management considered uncollectable of $0 and $458,000 for the three months ended June 30, 2002 and 2001, respectively. We also recorded approximately $6,000 and $1,639,000 of bad debt recoveries during the three months ended June 30, 2002 and 2001, respectively.

Comparison of the Six Months Ended June 30, 2002 to the Six Months Ended June 30, 2001

        Net Loss available to common paired shareholders increased by $421,523,000, or $2.95 per diluted common share, to $454,312,000, or $3.18 per diluted common paired share, for the six months ended June 30, 2002, compared to a net loss of $32,789,000, or $0.23 per diluted common paired share, for the six months ended June 30, 2001. The increase in net loss available to common shareholders was primarily due to:

  •
  a one-time charge of approximately $196,520,000 recorded during the six months ended June 30, 2002, to establish the net deferred tax liability of La Quinta and recognize the future impact of temporary differences between book value and tax basis of lodging and healthcare assets and liabilities, including NOLs of LQ Properties and LQ Corporation; and

  •
  a charge of approximately $258,957,000 recorded as a cumulative effect of change in accounting principle during the six months ended June 30, 2002, to reflect an adjustment to goodwill as a result of the implementation of SFAS 142.

        The following table summarizes statistical lodging data for the six months ended June 30, 2002 and 2001(1):

	2002	2001
Company-owned Hotels in Operation	289	297
Company-owned Hotels Under Construction or Refurbishment	—	5
Number of Franchise Hotels Open	50	3
Total Company-owned:
Available Room-Nights(2)	6,861	7,012
Occupancy Percentage	62.2%	66.3%
ADR(3)	$60.33	$62.47
RevPAR(4)	$37.49	$41.44
Comparable Company-owned:
Comparable Owned Hotels(5)	284	284
Available Room-Nights(2)	6,681	6,673
Occupancy Percentage	62.5%	66.9%
ADR(3)	$60.36	$63.06
RevPAR(4)	$37.72	$42.16

(1)
Unless otherwise noted, operating data is only for company-owned hotels.

(2)
Available room-night count in thousands.

(3)
Represents average daily rate.

(4)
Represents net revenue per available room.

(5)
Represents hotels open for more than one year.

Revenues and Expenses

        Lodging revenues decreased by $37,664,000, or 12.1%, to $274,026,000 for the six months ended June 30, 2002 compared to $311,690,000 for the six months ended June 30, 2001. Approximately $257,254,000, or 94%, of lodging revenues were derived from room rentals. The decrease in lodging revenues was primarily due to a decrease in room revenues. Room revenues decreased during the six months ended June 30, 2002 compared to the six months ended June 30, 2001 due to several factors, including:

  •
  Continuing decreases in demand resulting from the downturn in the national economy and from the aftermath of the September 11, 2001 terrorist attacks on the United States. Business and leisure travel continued to lag during the first six months of 2002 as companies reduced corporate travel and leisure travelers cancelled or delayed trips. This reduced demand was reflected in the decrease in our occupancy percentage by 4.1 percentage points to 62.2% for the six months ended June 30, 2002 compared to 66.3% for the six months ended June 30, 2001.

  •
  Continuing declines in the percentage of full rate customers and reductions in rates in response to decreased demand. The net effect of this is our ADR decreased $2.14, or 3.4%, to $60.33 for the six months ended June 30, 2002 compared to $62.47 for the six months ended June 30, 2001.

  •
  Sales of hotel properties during the last half of 2001 and the first half of 2002 caused decreases in room revenues for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Available room inventory decreased by 151,000 room-nights due to the sale of six hotels during the last half of 2001 and five hotels in the first half of 2002. The impact on room revenues during the six months ended June 30, 2002 due to such sales was approximately $5,443,000.

        RevPAR decreased $3.95, or 9.5%, to $37.49 for the six months ended June 30, 2002 compared to $41.44 for the six months ended June 30, 2001. RevPAR declined as a result of the above mentioned factors. The negative trends are continuing into the third quarter.

        Other revenues decreased by $42,034,000 to $9,952,000 for the six months ended June 30, 2002, compared to $51,986,000 for the six months ended June 30, 2001. The decrease in other revenues was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages between June 30, 2001 and June 30, 2002. Assets included in our portfolio at June 30, 2001 that were sold in the subsequent twelve months generated revenues of $24,525,000 during the six months ended June 30, 2001. In addition, revenues from the assets sold to Care Realty L.L.C. on April 3, 2001, were approximately $18,810,000 for the six months ended June 30, 2001. The revenues during the six months ended June 30, 2002 from assets remaining in our healthcare portfolio at June 30, 2002 was $3,570,000. Assets remaining in the healthcare portfolio at June 30, 2002 which we intend to sell within the next twelve months generated revenues of $1,243,000 during the six months ended June 30, 2002.

        Direct lodging operating costs decreased by $9,650,000, or 7.6%, to $117,439,000 for the six months ended June 30, 2002 compared to $127,089,000 for the six months ended June 30, 2001. Direct operating costs decreased during the six months ended June 30, 2002 due to the continued emphasis on cost control and the decrease in occupancy which resulted in reduction in certain variable costs in the six months ended June 30, 2002 compared to June 30, 2001 such as:

  •
  Salaries and related benefits decreased $4,961,000, or 7.7%; and

  •
  Other variable expenses, including breakfast and coffee supplies, travel agency commissions, purchased services, guest services, credit card processing costs and bad debt expense, decreased by $4,031,000, or 19.0%.

        In addition, energy costs decreased by $1,114,000 for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 due to decreases in energy rates coupled with a decrease in usage resulting from the decline in occupancy.

        Other lodging operating costs decreased by $869,000 to $38,268,000 for the six months ended June 30, 2002 compared to $39,137,000 for the six months ended June 30, 2001. The net decrease in other lodging operating costs was comprised of:

  •
  Increases in franchise related expenses of approximately $2,642,000. Franchise expenses have increased and will continue to increase in connection with franchise openings.

  •
  Increases in insurance costs of approximately $1,001,000. The events of September 11th are expected to further negatively impact our ability to obtain, and the cost of, insurance coverage.

  •
  Offsetting decreases in other lodging operating costs of $2,551,000, including reductions in property taxes, reservation and marketing fees as well as reductions of $1,958,000 in TeleMatrix costs of sales.

        During June 2002, we began an advertising campaign which awards our customers free nights based on a required number of stays at our hotels during a time period specified by the campaign. We record the estimated cost of providing the free nights once our customers have met the minimum requirements to earn the free night awards, rather than when redeemed. Consequently, we expect additional expense during the second half of 2002 related to free nights earned by customers during the period related to this advertising campaign.

        General and administrative costs increased by approximately $516,000 to $25,277,000 for the six months ended June 30, 2002 compared to $24,761,000 for the six months ended June 30, 2001. Lodging general and administrative expenses include, among other costs, information services, legal, finance and accounting costs, sales, marketing, reservations, human resources and operations. The increase in general and administrative expenses during the six months ended June 30, 2002 compared to the six months ended June 30, 2001 was related to increases in various overhead costs of approximately $5,384,000 which included additional expenses related to our continued focus on enhancement of information systems, additional expenses related to sales and marketing initiatives, new quality assurance initiatives and additional compensation expense incurred upon vesting of certain restricted stock awards upon achievement of performance criteria as well as compensation expense related to an executive supplemental retirement plan entered into in the fourth quarter of 2001. The increase in general and administrative expenses were partially offset by decreases in general and administrative expenses incurred to support our healthcare operations during the three months ended June 30, 2002.

Interest Expense

        Interest expense decreased by $21,110,000, or 36.2%, to $37,176,000 during the six months ended June 30, 2002 compared to $58,286,000 during the six months ended June 30, 2001. The decrease in interest expense is due to the reduction of debt of $442 million from June 30, 2001 to June 30, 2002 as a result of the application of proceeds generated from asset sales and mortgage repayments during the last half of 2001 and the first half of 2002. In addition, interest expense for the six months ended June 30, 2001 included a $2,092,000 charge to recognize the ineffective portion of the change in fair value of the interest rate swap through income under SFAS 133. The decrease in interest expense during the six months ended June 30, 2002, was partially offset by acceleration of our amortization of debt issuance costs of $1,898,000 in connection with the repayment of the term loan in June 2002.

Asset Sales

        Asset sales realized gains of $5,269,000 and $2,105,000, net of previous writedowns of $59,145,000 and $66,502,000, for the six months ended June 30, 2002 and 2001, respectively. In addition, mortgage repayments resulted in realized gains of $1,253,000 and $208,000, net of previous writedowns of $4,003,000 and $48,399,000, for the six months ended June 30, 2002 and 2001, respectively. We also recorded a loss on the sale of an equity security of $22,000 during the six months ended June 30, 2001, net of previous writedowns of $49,445,000.

Impairment of Property, Plant and Equipment and Mortgages and Notes Receivable

        No additional impairments on assets held-for-sale were recorded during the six months ended June 30, 2002. This compares to impairments of $16,280,000 for the six months ended June 30, 2001.

        Impairments on property, plant and equipment held-for-use of $0 and $23,731,000 were recorded for the six months ended June 30, 2002 and 2001, respectively, where current facts, circumstances and analysis indicated that the assets were potentially impaired.

        Assets related to the mortgage portfolio were not further impaired during the six months ended June 30, 2002 and were reduced by impairments of $20,597,000 for the six months ended June 30, 2001.

Other

        In June 2002, we reduced the staff at our San Antonio reservations call center by approximately 70 employees in response to the travel industry's shift toward online reservations and a decline in call volume. For the six month periods ended June 30, 2002, we recorded $338,000 of other expense related to severance compensation related to the this reduction in staff. In addition, for the six months ended June 30, 2002, we recorded $523,000 of other expense related to other severance agreements.

        For the six months ended June 30, 2001, we recorded $1,223,000 of other expense related to retention incentive compensation earned by the remaining healthcare segment employees based on achievement of specified employment terms in order to facilitate the sale of certain healthcare assets and the closing of our Needham, Massachusetts office by December 2002.

        During the six months ended June 30, 2002 and 2001, we recognized gains of $5,269,000 and $2,105,000, respectively, related to the sale of property, plant and equipment. In addition, mortgage repayments resulted in gains of $1,253,000 and $208,000, during the six months ended June 30, 2002 and 2001, respectively. Further, we recorded a loss on the sale of an equity security of $22,000 during the six months ended June 30, 2001. We also recorded a net loss on extinguishment of debt of $471,000 during the six months ended June 30, 2002.

        During the six months ended June 30, 2002, we settled obligations and receivables related to properties previously sold that resulted in a gain on settlement of $5,471,000. As part of the settlement, we received a $2,300,000 recovery on receivables previously written off and our obligation of approximately $3,171,000, with respect to certain liabilities related to prior healthcare asset sales, was relieved.

        We recorded provisions and other expenses related to working capital and other receivables that management considered uncollectable of $0 and $9,933,000 for the six months ended June 30, 2002 and 2001, respectively. We also recorded approximately $13,000 and $1,639,000 of bad debt recoveries during the six months ended June 30, 2002 and 2001, respectively.

Income Taxes

        As a result of the restructure, we recorded a one-time charge of approximately $196,520,000 in January 2002 to establish the net deferred tax liability of La Quinta and to recognize the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including NOLs of LQ Properties and LQ Corporation. As a result of recording the one-time charge, the valuation allowance that existed at December 31, 2001 with respect to the net deferred tax asset of LQ Corporation was reversed.

Change in Accounting Principle

        During the six months ended June 30, 2002, we adopted the provisions of SFAS 145. SFAS 145, among other things, rescinds SFAS 4, which required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of related income tax effects. SFAS 145 is to be applied beginning in fiscal years beginning after May 15, 2002 and encourages early application of SFAS 145 related to the rescission of SFAS 4. As a result, we have classified losses on early extinguishment of debt during the six months ended June 30, 2002 of $471,000 as other expense from continuing operations.

        In January 2002, we recorded a charge to earnings related to implementation of SFAS 142 that is reported as a cumulative effect of the change in accounting principle of approximately $258,957,000 to reflect an adjustment to goodwill. As a result, we anticipate an annual decrease in amortization of goodwill and a corresponding annual increase to net income of $16,471,000.

        During the three months ended March 31, 2001, our interest rate swap was not designated as a hedging instrument and, therefore, $1,236,000 was recorded as a charge to earnings during the three months ended March 31, 2001 comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle, related to implementation of SFAS 133, of $856,000. On June 27, 2001, we settled our interest rate swap agreement at its fair market value of approximately $566,000, decreasing interest expense by $670,000 to record the difference between the recorded liability and the fair market value on the date of settlement. We have not entered into any interest rate swap agreements as of June 30, 2002.

Liquidity and Capital Resources

Overview

        We had approximately $333 million of liquidity, which was composed of $131 million of cash and $202 million of unused capacity under our $225 million revolving credit facility as of June 30, 2002 after giving effect to approximately $23 million of letters of credit issued thereunder. Of the $23 million of letters of credit, approximately $18 million support insurance arrangements and $5 million guarantee the payment of principal and interest on industrial revenue bonds, which are the obligation of an unrelated third party. The guarantee of the bonds was a condition of the sale of a healthcare asset by us to the third party in September 1995.

        In addition, as of June 30, 2002, we had $78 million in net book value, after impairment adjustments, of healthcare and lodging assets held-for-sale and a $17 million healthcare real estate mortgage receivable which sold in August 2002. During the first quarter of 2002, we received a $13 million nonrefundable deposit on a 180-day option to purchase our investment in 12 assisted living facilities. In July 2002, we were notified that the buyer would exercise its option to purchase the 12 assisted living facilities for $43 million, including the $13 million nonrefundable deposit on the option received in the first quarter. In connection with the exercise of the option right, the option period was extended 23 days from its original 180-day option period. Our cash, combined with the expected net proceeds from assets held-for-sale, would be available to reduce debt and/or reinvest in our lodging business during 2002. We have $24 million of debt maturing during the remainder of 2002 and $169 million in 2003 including the 7.82% notes due in 2026, which are redeemable at the option of the holders in September 2003.

        We earn revenue by (i) owning and operating 216 La Quinta Inns and 73 La Quinta Inn & Suites as well as licensing the use of our brand in return for license and other fees under our franchise program; (ii) leasing 12 healthcare facilities under long-term triple net leases in which the rental rate is generally fixed with annual escalators; and (iii) providing mortgage financing for three healthcare facilities in which the interest is generally fixed with annual escalators subject to certain conditions. As of June 30, 2002, none of our debt obligations were floating rate obligations in which interest payments vary with fluctuations in LIBOR.

Cash Flows from Operating Activities

        We anticipate that cash flow generated by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements. Our future interest expense and distribution payments, if any, will also be funded with cash flow provided by operating activities. The sale of assets, the downturn in the national economy and the afermath of the September 11, 2001 attack against the United States have had a negative impact upon our operating cash flows. We expect the negative impact to continue through the second half of 2002.

Cash Flows from Investing and Financing Activities

        As of June 30, 2002, our gross investment in property, plant and equipment and related investments totaled approximately $2,898,070,000 consisting of 289 hotel facilities in service, 13 assisted living facilities and 2 medical office buildings. During the first half of 2002, we spent $58,362,000 on capital improvements and renovations to existing hotels, construction and corporate expenditures. We currently expect to spend approximately $63,000,000 for capital expenditures during the remaining months of 2002. In addition, we may consider providing financial assistance under certain franchise agreements for use in conversion of their hotels to La Quinta standards.

        We expect to provide funding for new investments through a combination of long-term and short-term financing including debt, equity and cash. We also provide funding for new investments through internally generated cash flow and the sale of healthcare and select lodging related assets. We may obtain long-term financing through the issuance of equity securities, long-term secured or unsecured notes, convertible debentures and the assumption of mortgage notes. We may obtain short-term financing through the use of our revolving line of credit, which may be replaced with long-term financing as appropriate. From time to time, we may utilize interest rate swaps to manage our variable interest rate exposure.

        On June 8, 2001, we entered into a credit agreement with a bank group which provided a $350 million credit facility. The Credit Facility consisted of a:

  •
  $200 million revolving line of credit; and

  •
  $150 million term loan.

        The revolving line of credit under the Credit Facility was subsequently increased in July 2001 from $200 million to $225 million, which increased the total size of the Credit Facility from $350 million to $375 million.

        The Credit Facility matures on May 31, 2003 and may be extended at our option under certain conditions. The Credit Facility is secured by a pledge of stock of our subsidiaries evidenced by promissory notes and contains a subjective acceleration clause contingent upon a material adverse effect. We immediately used proceeds from the Credit Facility to pay off term debt maturing on July 17, 2001 of approximately $43.8 million under our prior credit facility. Borrowings under the revolving line of credit currently bear interest at LIBOR plus 3.5% and is set based upon our leverage. As of June 30, 2002, there were no borrowings under the revolving line of credit.

        The Credit Facility contains several financial covenants including:

  •
  minimum lodging EBITDA;

  •
  net debt to total EBITDA (total leverage) ratio;

  •
  interest coverage ratio;

  •
  fixed charge coverage ratio;

  •
  net debt to total capitalization ratio; and

  •
  consolidated tangible net worth minimum.

        On March 29, 2002, we made a scheduled payment of $2,490,000 on the term loan. On June 10, 2002, we prepaid the entire remaining balance on the term loan of $142,530,000 with proceeds from the sale of assets. In addition to accrued interest, the credit agreement required a prepayment premium of 0.5%, or $713,000.

        During the six months ended June 30, 2002, we repaid approximately $8,499,000 in principal on bonds and mortgages payable, which included a balloon payment of $480,000 on a mortgage which matured on January 17, 2002.

        During July and August 2002, we repaid approximately $104 million in notes payable that are either scheduled to mature or are redeemable at the option of the holders between September 2003 and August 2004. These repayments resulted in net losses of approximately $411,000.

        As a result of the recent economic downturn and terrorist attacks which have had an adverse effect on the lodging business, we sought and obtained an amendment to the Credit Facility on March 29, 2002 which relaxed the maximum total leverage ratio and minimum fixed charge coverage ratio covenants through March 31, 2003, and reduced the minimum lodging EBITDA covenant. The amendment also included modifications to certain definitions and other provisions in the Credit Facility. In addition to the financial covenants, the Credit Facility also includes limitations on capital expenditures, asset sales, secured debt, certain investments, common stock dividends, and debt and share repurchases.

        The following is a summary of our future debt maturities as of June 30, 2002:

Year	Total
(in millions)
2002	$24
2003	169	(1)
2004	218	(2)
2005	116
2006	20
2007 and thereafter	265

Total debt	$812

(1)
Assumes $141 million of notes due in 2026 are put to La Quinta.

(2)
Assumes $143 million of notes due in 2011 are put to La Quinta.

        We had shareholders' equity of $1,372,711,000 and our net debt constituted 30% of our total capitalization as of June 30, 2002. LQ Properties had shareholders' equity of $1,902,834,000 as of June 30, 2002.

        On April 1, 2002, LQ Properties paid a dividend of $0.5625 per depositary share of preferred stock to holders of record on March 15, 2002 of its 9.00% Series A Cumulative Redeemable Preferred Stock. On March 25, 2002, LQ Properties also paid a quarterly dividend at a rate of 9.00% per annum on the liquidation preference of $25,000 per share to the holder of its 9.00% Series B Cumulative Redeemable Convertible Preferred Stock. On July 1, 2002, LQ Properties paid a dividend of $0.5625 per depositary share of preferred stock to holders of record on June 14, 2002 of its 9.00% Series A Cumulative Redeemable Preferred Stock. On June 24, 2002, LQ Properties also paid a quarterly dividend at a rate of 9.00% per annum on the liquidation preference of $25,000 per share to the holder of its 9.00% Series B Cumulative Redeemable Convertible Preferred Stock.

        On July 15, 2002, our shelf registration statement on file with the SEC became effective. Under the shelf registration statement, either or both of LQ Corporation and LQ Properties may offer and sell, from time to time, either separately, together, or in combination in one or more offerings:

  •
  debt securities, which may be senior or subordinated;

  •
  shares of common stock;

  •
  shares of preferred stock;

  •
  depositary shares; and

  •
  warrants exercisable for debt securities, common stock or preferred stock.

        In conjunction with our decision to seek stockholder approval of our restructure, our Boards of Directors approved a $20 million share repurchase program to allow us to repurchase common and/or preferred stock in the open market or in privately negotiated transactions. As of June 30, 2002, we had not repurchased any of our equity securities under the program.

        We believe that our current various sources of capital, including cash on hand, operating cash flows, and expected proceeds from the sale of certain healthcare and lodging assets are adequate to finance our current operations as well as our existing commitments, including 2002 capital expenditures and repayment of debt maturing during 2002. Our remaining 2002 and early 2003 capital expenditures will include approximately $35,000,000 which we expect to spend to complete our Gold Medal® Lite renovation project. We have significant debt maturing in 2003. As a result, we may need to raise capital, through one or more of the methods described above, in order to satisfy these debt maturities.

Future Healthcare Asset Sales

        Although we intend to continue to sell healthcare assets, our efforts, and the success of these efforts, will be impacted by many factors, some of which are outside of our control. The factors affecting the sale of the healthcare assets include the:

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

        The section in our joint annual report under the heading "Items 1 and 2—Description of Our Business and Our Properties—Certain Factors You Should Consider About Our Companies, Our Businesses And Our Securities" contains additional factors that could impact our efforts, and the success of those efforts, in selling healthcare assets.

        The above-described factors (including specifically those set forth in our joint annual report under the heading "Items 1 and 2—Description of Our Business and Our Properties—Certain Factors You Should Consider About Our Companies, Our Businesses And Our Securities") will affect the amount of the consideration to be received in connection with the sale of any such assets, which will impact the amount of debt obligations that may be repaid in connection with such sales, the amount of capital available for redeployment in the lodging business, as well as the gain or loss that will be recognized by LQ Corporation in connection with such sale. Further, to the extent LQ Corporation enters into agreements to sell assets at sales prices less than the carrying value of such assets on LQ Corporation's balance sheet (after giving effect to prior adjustments to such carrying value), LQ Corporation will recognize losses related to such sales, some of which may be substantial as a result of the above-described transactions, at the time that such agreements are entered into, rather than at the time such sales are actually consummated. Accordingly, we cannot guarantee that our efforts to sell the remaining healthcare and select lodging assets and pay down additional debt or reinvest the proceeds in the lodging business will be successful.

Effects of Certain Events on Lodging Demand

        The terrorist attacks on September 11, 2001 have negatively impacted general economic, market and political conditions. The terrorist attacks, compounded with the downturn in the national economy, have resulted in substantially reduced demand for lodging for both business and leisure travelers across all lodging segments. Following the terrorist attacks, we experienced significant decreases in occupancy compared to the comparable period last year. Although we continually and actively manage the operating costs of our hotels in order to respond to changes in the demand at our lodging properties, we will also strive to continue to provide the level of service that our guests expect. We cannot currently project the precise impact of the aftermath related to the terrorist attacks on us, the future responses to these attacks or any other related hostilities, or timing of any improvements in the general economy. However, we currently do expect that diminished business and consumer confidence, and the attendant decrease in lodging demand from both the slow economy and terrorist attacks, will likely result in continued weakness in our RevPAR and EBITDA results during the second half of 2002.

Recurring Net Income Available to Common Shareholders, Cash Earnings and EBITDA

        Recurring Net Loss available to common shareholders for La Quinta was $1,216,000 and $7,111,000 for the three and six month periods ended June 30, 2002, respectively, compared to Recurring Net Income of $13,946,000 and $34,189,000 during the three and six month periods ended June 30, 2001, respectively. This decline primarily related to the decrease in revenues resulting from sales of healthcare assets and reduced lodging related revenues. In addition, our Cash Earnings were $33,769,000 and $56,485,000 for the three and six month periods ended June 30, 2002, respectively, compared to Cash Earnings of $49,169,000 and $104,645,000 during the three and six month periods ended June 30, 2001, respectively. The decrease in Cash Earnings during both the three and six month periods ended June 30, 2002 is due to the impact of the sales of certain healthcare assets during 2001 and the first three months of 2002 and the decrease in lodging revenues.

        Management believes Recurring Net Income available to common shareholders and Cash Earnings are useful tools in measuring our performance. Recurring Net Income available to common shareholders is net income available to shareholders plus the cumulative effect of changes in accounting principles, extraordinary gains or losses, gains or losses on the sales of assets, impairment of real estate assets, mortgages and notes receivable and other nonrecurring expenses. Cash Earnings means Recurring Net Income available to common shareholders plus deferred taxes, depreciation and amortization and other non-cash adjustments. Neither EBITDA, Recurring Net Income available to common shareholders or Cash Earnings are intended to represent cash flow or any other measure of performance in accordance with GAAP.

        The following reconciliation of net loss available to common shareholders to Recurring Net (Loss) or Income to Cash Earnings and to EBITDA illustrates the difference between the different measures of operating performance for the three and six month periods ended June 30, 2002 and 2001.

RECURRING NET (LOSS) INCOME, CASH EARNINGS & EBITDA RECONCILIATION

	Three Months Ended June 30,			Six Months Ended June 30,
	2002		2001	2002		2001
	(In thousands)
Net income (loss) available to common shareholders	$5,516		$(16,973)	$(454,312)		$(32,789)
Add:
Cumulative effect of change in accounting principle	—		—	258,957		(856)
Nonrecurring restructuring income tax charge	—		—	196,520		—
Other (net of related deferred tax effect)	(6,732	)(1)	30,919	(8,276	)(2)	67,834

Recurring net (loss) income available to common shareholders	(1,216)		13,946	(7,111)		34,189
Add:
Depreciation and amortization expense	32,663		29,697	62,422		59,244
Amortization of goodwill	—		5,526	—		11,212
Deferred income tax (benefit) expense	2,322	(3)	—	1,174	(4)	—

Cash Earnings(5)	33,769		49,169	56,485		104,645
Add:
Minority interest	4,631		196	9,257		365
Dividends/distributions to stockholders	—		4,500	—		9,000
Current income tax expense	(108)		217	76		393
Interest expense	18,580		23,829	37,176		58,286

EBITDA	$56,872		$77,911	$102,994		$172,689

(1)
Other for the three months ended June 30, 2002 is comprised of net pre-tax income of $9,942,000, less the related tax provision of $3,210,000.

(2)
Other for the six months ended June 30, 2002 is comprised of net pre-tax income of $12,602,000, less the related tax provision of $4,326,000.

(3)
The deferred tax provision for the three months ended June 30, 2002 was $5,532,000 less $3,210,000 associated with nonrecurring items.

(4)
The deferred tax provision for the six months ended June 30, 2002 was $5,500,000 less $4,326,000 associated with nonrecurring items.

(5)
Cash earnings do not reflect the impact of capital expenditures necessary to properly maintain our lodging properties.

LQ Properties—Results of Operations

Comparison of the Three Months Ended June 30, 2002 to the Three Months Ended June 30, 2001

        Net Income available to common shareholders increased by $18,095,000, or $0.12 per diluted common share, to $14,868,000 or $0.10 per diluted common share, for the three months ended June 30, 2002, compared to a net loss of $3,227,000, or $0.02 per diluted common share, for the three months ended June 30, 2001. The increase in net income available to common shareholders was primarily due to:

  •
  Nonrecurring impairments on property, plant and equipment and mortgages and notes receivable recorded during the three months ended June 30, 2001 of approximately $34 million;

  •
  Increases in gains on the sale of assets and mortgage repayments of approximately $1.7 million; and

  •
  Nonrecurring income related to gains on the settlement of receivables and obligations related to prior healthcare assets sales recorded during the three months ended June 30, 2002 of approximately $6.9 million.

Revenues and Expenses

        Revenues for LQ Properties consist primarily of rent and royalties related to lodging assets and brand intangibles that LQ Corporation leases or licenses from LQ Properties as well as rent and interest received from third party operators of healthcare assets. To a lesser extent, LQ Properties' revenues also include lodging revenues generated by ownership interests in buildings leased to restaurant operators and revenues from partnerships whose results were consolidated with the results of LQ Properties for financial statement purposes (these partnerships were transferred to LQ Corporation during the second and fourth quarter of 2001).

        LQ Properties recorded rent from LQ Corporation of approximately $53,945,000 for the three months ended June 30, 2002 compared to $77,764,000 for the three months ended June 30, 2001. This $23,819,000, or 30.6%, decrease in rent from LQ Corporation was due to a modification in the lease agreement between LQ Corporation and LQ Properties and the decrease in lodging revenues experienced by LQ Corporation during the three months ended June 30, 2002.

        LQ Properties royalty revenues from LQ Corporation decreased by $981,000, or 17.7%, to $4,565,000 for the three months ended June 30, 2002 compared to $5,546,000 for the three months ended June 30, 2001 as a result of the decrease in lodging revenues experienced by LQ Corporation during the three months ended June 30, 2002.

        Certain rent and royalty payments from LQ Corporation were deferred throughout 2001. Rent and royalties receivable from LQ Corporation were $175,575,000 as of June 30, 2002 and December 31, 2001. In April 2002, LQ Properties and LQ Corporation modified their lease agreements. As a result, LQ Corporation's rent payments to LQ Properties were reduced during the three months ended June 30, 2002, which will likely result in continued decreases in revenues of LQ Properties during the rest of 2002.

        Other revenue decreased by $12,676,000, or 79.2%, to $3,332,000 for the three months ended June 30, 2002 compared to $16,008,000 for the three months ended June 30, 2001. The decrease in other revenues was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages between June 30, 2001 and June 30, 2002. Assets included in our portfolio at June 30, 2001 that were sold in the subsequent twelve months generated revenues of $12,477,000 during the three months ended June 30, 2001. The revenues during the three months ended June 30, 2002 from assets remaining in our healthcare portfolio at June 30, 2002 was $1,763,000. Assets remaining in the healthcare portfolio at June 30, 2002 which we intend to sell within the next twelve months generated revenues of $621,000 during the three months ended June 30, 2002.

        Total recurring expenses decreased by $15,472,000, or 22.4%, to $53,715,000 for the three months ended June 30, 2002 compared to $69,187,000 for the three months ended June 30, 2001. This decrease was primarily attributable to a decrease in interest expense of $5,553,000 due to the reduction of debt by $442 million from June 30, 2001 to June 30, 2002 as a result of the application of proceeds generated from asset sales and mortgage repayments during the last half of 2001 and the first half of 2002. Recurring expenses during the three months ended June 30, 2001 included amortization of goodwill of $5,331,000. In connection with the adoption of SFAS 142, LQ Properties has ceased amortization of goodwill, which resulted in a decrease in recurring expenses.

Asset Sales

        Asset sales realized gains of $4,030,000 and $2,137,000, net of previous writedowns of $47,731,000 and $66,502,000 for the three months ended June 30, 2002 and 2001, respectively. In addition, mortgage and notes receivable repayments resulted in a realized gain of $208,000, net of previous writedowns of $48,399,000, for the three months ended June 30, 2001.

Impairment of Property, Plant and Equipment, Mortgages and Notes Receivable

        No additional impairments on assets held-for-sale were recorded during the three months ended June 30, 2002. This compares to impairments of $8,691,000 for the six months ended June 30, 2001.

        Impairments on property, plant and equipment held-for-use of $0 and $22,657,000 were recorded for the three months ended June 30, 2002 and 2001, respectively, where current facts, circumstances and analysis indicated that the assets were potentially impaired.

        Assets related to the mortgage portfolio were not further impaired during the three months ended June 30, 2002 and were reduced by impairments of $8,172,000 for the three months ended June 30, 2001.

Other

        During the three months ended June 30, 2002 and 2001, LQ Properties recognized a gain of $4,030,000 and $2,137,000, respectively, related to the sale of property, plant and equipment. In addition, mortgage repayments resulted in a gain of $208,000 during the three months ended June 30, 2001. LQ Properties also recorded a net loss on extinguishments of debt of $632,000 during the three months ended June 30, 2002.

        For the three months ended June 30, 2001, LQ Properties recorded $678,000 of other expense related to retention incentive compensation earned by the remaining healthcare segment employees based on achievement of specified employment terms in order to facilitate the sale of certain healthcare assets and the closing of our Needham, Massachusetts office by December 2002.

        During the three months ended June 30, 2002, LQ Properties settled obligations and receivables related to properties previously sold that resulted in a gain on settlement of $5,471,000. As part of the settlement, LQ Properties received a $2,300,000 recovery on receivables previously written off, and the obligation of approximately $3,171,000 with respect to certain liabilities related to prior healthcare asset sales was relieved.

        LQ Properties recorded provisions and other expenses related to working capital and other receivables that management considered uncollectable of $0 and $458,000 for the three months ended June 30, 2002 and 2001, respectively. LQ Properties also recorded approximately $6,000 and $1,639,000 of bad debt recoveries during the three months ended June, 2002 and 2001, respectively.

Comparison of the Six Months Ended June 30, 2002 to the Six Months Ended June 30, 2001

        Net Loss available to common shareholders increased by $217,005,000, or $1.52 per diluted common share, to $225,353,000, or $1.58 per diluted common share, for the six months ended June 30, 2002, compared to a net loss of $8,348,000, or $0.06 per diluted common share, for the six months ended June 30, 2001 primarily due to a charge of approximately $258,957,000 recorded as a cumulative effect of change in accounting principle during the six months ended June 30, 2002 to reflect an adjustment to goodwill as a result of the implementation of SFAS 142.

Revenues and Expenses

        LQ Properties recorded rent from LQ Corporation of approximately $119,981,000 for the six months ended June 30, 2002 compared to $149,332,000 for the six months ended June 30, 2001. This $29,351,000, or 19.7%, decrease in rent from LQ Corporation was due to a modification in the lease agreement between LQ Corporation and LQ Properties and the decrease in lodging revenues experienced by LQ Corporation during the six months ended June 30, 2002.

        LQ Properties royalty revenues from LQ Corporation decreased by $1,979,000, or 18.7%, to $9,015,000 for the six months ended June 30, 2002 compared to $10,994,000 for the six months ended June 30, 2001 as a result of the decrease in lodging revenues experienced by LQ Corporation during the six months ended June 30, 2002.

        Certain rent and royalty payments from LQ Corporation were deferred throughout 2001. Rent and royalties receivable from LQ Corporation were $175,575,000 as of June 30, 2002 and December 31, 2001. In April 2002, LQ Properties and LQ Corporation modified their lease agreements. LQ Corporation's rent payments to LQ Properties were reduced as a result during the six months ended June 30, 2002, which will likely result in continued decreases in revenues of LQ Properties during the rest of 2002.

        Other revenue decreased by $42,034,000, or 80.9%, to $9,952,000 for the six months ended June 30, 2002 compared to $51,986,000 for the six months ended June 30, 2001. The decrease in other revenues was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages between June 30, 2001 and June 30, 2002. Assets included in our portfolio at June 30, 2001 that were sold in the subsequent twelve months generated revenues of $24,525,000 during the six months ended June 30, 2001. The revenues during the six months ended June 30, 2002 from assets remaining in our healthcare portfolio at June 30, 2002 was $3,570,000. Assets remaining in the healthcare portfolio at June 30, 2002 which we intend to sell within the next twelve months generated revenues of $1,243,000 during the six months ended June 30, 2002.

        Total recurring expenses decreased by $38,738,000, or 25.9%, to $110,715,000 for the six months ended June 30, 2002 compared to $149,453,000 for the six months ended June 30, 2001. This decrease was primarily attributable to a decrease in interest expense of $21,510,000 due to the reduction of debt by $442 million from June 30, 2001 to June 30, 2002 as a result of the application of proceeds generated from asset sales and mortgage repayments during the last half of 2001 and the first half of 2002. Recurring expenses during the six months ended June 30, 2001 included amortization of goodwill of $10,823,000. In connection with the adoption of SFAS 142, LQ Properties has ceased amortization of goodwill, which resulted in a decrease in recurring expenses.

Asset Sales

        Asset sales realized gains of $5,269,000 and $2,105,000, net of previous writedowns of $59,145,000 and $66,502,000 for the six months ended June 30, 2002 and 2001, respectively. In addition, mortgage repayments resulted in realized gains of $1,253,000 and $208,000, net of previous writedowns of $4,003,000 and $48,399,000, for the six months ended June 30, 2002 and 2001, respectively. LQ Properties also recorded a loss on the sale of an equity security of $22,000 during the six months ended June 30, 2001, net of previous writedowns of $49,445,000.

Impairment of Property, Plant and Equipment, Mortgages and Notes Receivable

        No additional impairments on assets held-for-sale were recorded during the six months ended June 30, 2002.    This compares to impairments of $16,280,000 for the six months ended June 30, 2001.

        Impairments on property, plant and equipment held-for-use of $0 and $23,731,000, respectively, were recorded for the six months ended June 30, 2002 and 2001, respectively, where current facts, circumstances and analysis indicated that the assets were potentially impaired.

        Assets related to the mortgage portfolio were not further impaired during the six months ended June 30, 2002 and were reduced by impairments of $20,597,000 for the six months ended June 30, 2001.

Other

        During the six months ended June 30, 2002 and 2001, LQ Properties recognized a gain of $5,269,000 and $2,105,000, respectively, related to the sale of property, plant and equipment. In addition, mortgage repayments resulted in gains of $1,253,000 and $208,000 during the six months ended June 30, 2002 and 2001, respectively. Further, LQ Properties recorded a loss on the sale of an equity security of $22,000 during the six months ended June 30, 2001. LQ Properties also recorded a net loss on extinguishments of debt of $471,000 during the six months ended June 30, 2002.

        For the six months ended June 30, 2001, LQ Properties recorded $1,223,000 of other expense related to retention incentive compensation earned by the remaining healthcare segment employees based on achievement of specified employment terms in order to facilitate the sale of certain healthcare assets and the closing of our Needham, Massachusetts office by December 2002.

        During the six months ended June 30, 2002, LQ Properties settled obligations and receivables related to properties previously sold that resulted in a gain on settlement of $5,471,000. As part of the settlement, LQ Properties received a $2,300,000 recovery on receivables previously written off, and the obligation of approximately $3,171,000 with respect to certain liabilities related to prior healthcare asset sales was relieved.

        LQ Properties recorded provisions and other expenses related to working capital and other receivables that management considered uncollectable of $0 and $9,933,000 for the six months ended June 30, 2002 and 2001, respectively. LQ Properties also recorded approximately $13,000 and $1,639,000 of bad debt recoveries during the six months ended June, 2002 and 2001, respectively.

Change in Accounting Principle

        During the six months ended June 30, 2002, LQ Properties adopted the provisions of SFAS 145. SFAS 145, among other things, rescinds SFAS 4, which required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of related income tax effects. SFAS 145 is to be applied in fiscal years beginning after May 15, 2002 and encourages early application of SFAS 145 related to the rescission of SFAS 4. As a result, LQ Properties classified losses on early extinguishment of debt during the six months ended June 30, 2002 of $471,000 as other expense from continuing operations.

        In January 2002, LQ Properties recorded a charge to earnings related to implementation of SFAS 142 that is reported as a cumulative effect of the change in accounting principle of approximately $258,957,000 to reflect an adjustment to goodwill. As a result, we anticipate an annual decrease in amortization of goodwill and a corresponding annual increase to net income of $16,471,000.

        During the three months ended March 31, 2001, LQ Properties' interest rate swap was not designated as a hedging instrument and, therefore, $1,236,000 was recorded as a charge to earnings during the three months ended March 31, 2001 comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle, related to implementation of SFAS 133, of $856,000. On June 27, 2001, LQ Properties settled our interest rate swap agreement at its fair market value of approximately $566,000, decreasing interest expense by $670,000 to record the difference between the recorded liability and the fair market value on the date of settlement. LQ Properties has not entered into any interest rate swap agreements as of June 30, 2002.

Newly Issued Accounting Standards

        On August 15, 2001, the FASB issued SFAS 143, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. Under SFAS 143, an entity shall recognize the cumulative effect of the adoption of SFAS 143 as a change in accounting principle. We are not currently affected by SFAS 143.

        On June 28, 2002, FASB voted in favor of issuing SFAS 146, "Accounting for Exit or Disposal Activities." SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002. We have not yet determined the impact of SFAS 146 on our results of operations and financial position.

        In January 2001, the EITF reached a Consensus on a portion of the EITF Issue No. 00-22. The Consensus addresses the recognition of a cash rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of cost. In January 2001, LQ Corporation implemented a customer retention program which provides a cash rebate. In accordance with the Consensus, LQ Corporation classified such cash rebates or refunds as a reduction of revenues. The EITF also addresses incentive or loyalty programs such as the "La Quinta Returns Club." LQ Corporation has historically reported the cost that it would refund the hotel for the free night as offsetting components of other lodging expense and lodging revenues and reflected a zero economic impact of the "free night stay." La Quinta has netted these revenues and costs, resulting in no financial statement impact of the transaction other than ongoing adjustments to our accrual of the estimated increases or decreases in the liability on issued but unredeemed free night certificates. Once a final consensus is reached on the EITF, we will re-evaluate its impact on our accrual of the "minimal" value of a night's stay award and will make any necessary adjustments and revision to accounting policy upon implementation of EITF Issue No. 00-22.

Seasonality

        The lodging industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings.

Cautionary Statements Regarding Forward-Looking Statements in this Joint Quarterly Report

        Certain matters discussed in this joint quarterly report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements and are including this statement for purposes of complying with these safe harbor provisions. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Although we believe the forward-looking statements are based on reasonable assumptions, we can give no assurance that their expectations will be attained. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements as a result of various uncertainties and other factors, including, without limitation:

  •
  our ability to successfully grow the revenues and profitability of our lodging business;

  •
  the availability of capital for acquisitions and for renovations and the conditions of the capital markets in general;

  •
  competition within the lodging industry and the healthcare industry;

  •
  competition in franchising the La Quinta brand;

  •
  the cyclicality of the real estate business and the lodging business;

  •
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
  fluctuations in interest rates;

  •
  our ability to continue to successfully sell healthcare assets;

  •
  the ultimate outcome of litigation filed against us;

  •
  the enactment of legislation impacting us or LQ Properties' status as a REIT and the continuing ability of LQ Properties to qualify as a REIT;

  •
  the further implementation of regulations governing payments to, as well as the financial conditions of, operators of our healthcare related assets, including the filing for protection under the U.S. Bankruptcy Code by any operators of our healthcare assets; and

  •
  other risks described from time to time in our annual, quarterly and current reports filed with the SEC including without limitation, those risks identified in our joint annual report on Form 10-K for the year ended December 31, 2001 under the heading "Items 1 and 2—Description of Our Business and Our Properties—Certain Factors You Should Consider About Our Companies, Our Businesses and Our Securities."

        Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this joint quarterly report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        During the six months ended June 30, 2002, we repaid approximately $32,416,000 in principal on notes payable scheduled to mature in 2003 and 2004 and prepaid the entire balance on the term loan of $145,020,000 scheduled to be partially repaid during 2002 and the remaining balance of $132,570,000 scheduled to mature in 2003. During the six months ended June 30, 2002, fixed rate debt was reduced to $811,644,000 and variable rate debt was reduced to $0.

Item 4. Submission of Matters to a Vote of Security Holders

        LQ Corporation held its annual meeting of shareholders on May 23, 2002 to elect three directors and to approve the appointment of PricewaterhouseCoopers LLP as its independent auditors for the fiscal year ended December 31, 2002, the results of which are summarized below.

        The following table sets forth, with respect to each matter voted upon, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as applicable:

Description of Matter:		For:	Against or Withheld:	Abstentions:	Broker Non-Votes:
(1)	To elect the following individuals to serve as Directors until 2005:
	(01) Clive D. Bode	129,691,594	1,079,602	N/A	N/A
	(02) James P. Conn	129,686,888	1,084,308	N/A	N/A
	(03) Stephen E. Merril	129,680,893	1,090,303	N/A	N/A
(2)	To approve the appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ended December 31, 2002	129,189,635	1,339,474	242,087	N/A

        Clive D. Bode, James P. Conn and Stephen E. Merrill were each elected as Directors of LQ Corporation. William C. Baker and John Cushman, III shall continue as Directors of LQ Corporation, their term to expire in 2003. Francis W. Cash and William G. Byrnes shall continue as Directors of LQ Corporation, their term to expire in 2004.

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

        On June 27, 2001, a complaint was filed in the United States District Court for the District of Massachusetts, entitled Steadfast Insurance Co. v. Meditrust Corp., et al., Civ. Action No. 01-CV-11115-MEL. On November 30, 2001 that complaint was amended, and the amended complaint was entitled Steadfast Insurance Co. v. La Quinta Properties, Inc., Civ. Action No. 01-CV-11115-MEL. The amended complaint was filed by plaintiff under seal. LQ Properties accepted service of the amended complaint on December 19, 2001 and filed an answer and counterclaim on April 3, 2002. The plaintiff, which claims to be the subrogee or assignee of the claims of various entities, alleges purported causes of action including breach of contract, negligence, violation of 15 USC § 77l, violation of Mass. Gen. L. c. 110 § 410, negligent misrepresentation, and violation of Mass. Gen. L. c. 93A, § 11, arising out of an alleged misrepresentation in the offering memorandum for Meditrust Corporation's 7.114% Exercisable Put Option Securities. The amended complaint seeks approximately $15 million plus other potential damages. We believe that LQ Properties has meritorious defenses to the lawsuit, as well as claims against non-parties to the lawsuit that may satisfy all or part of any potential liability that may be found against LQ Properties. We intend to continue vigorously contesting and defending this case.

        On January 4, 2002, a legal action was filed in the United States District Court for the Central District of California, entitled KSL Desert Resorts, Inc. v. La Quinta Corporation, et al., (No. CV-02-007 RT (SGLx)). LQ Corporation is named as defendant in the complaint. The plaintiff, which uses the name "La Quinta Resort & Club," which club is located in La Quinta, California, claims that we have infringed its federal trademark, have falsely designated the origin of our goods and services, are diluting plaintiff's trademark, have committed California statutory and common law trademark infringement and have engaged in common law and statutory unfair competition. The plaintiff seeks an injunction to prevent La Quinta, our agents, servants, employees, and our attorneys from using the mark "La Quinta" in Palm Springs, in the Coachella Valley, or throughout the United States. The plaintiff also seeks to cancel our federal trademark registrations that include the phrase "La Quinta" and to require destruction of any items under our control, which include the phrase "La Quinta." In March 2002, we entered into a tentative settlement agreement with the plaintiff. Under the terms of the agreement, we shall have the right to operate and to license others to operate properties using the mark "La Quinta" throughout the United States and elsewhere, except within an approximate radius of 37 miles from La Quinta, California. Additionally, the parties agreed that their current and future U.S. trademark registrations that include the words "La Quinta" will be concurrent use registrations, with our registration being geographically limited to exclude the above-described area around La Quinta, California. This agreement does not restrict, in any way, La Quinta's right to advertise or promote the system or the marks, including the mark "La Quinta," anywhere in the United States or elsewhere.

        We are party to a number of other claims and lawsuits arising out of the normal course of business. Certain of these claims involve healthcare facilities owned, or formerly owned, by LQ Properties that are or were leased to and operated by third party operators. Although we require our third party operators to maintain insurance coverage insuring LQ Properties' interests in the facilities as well as their own, this insurance coverage may not be adequate to fully protect us. We have been notified that one of the companies providing such insurance coverage, Reliance Insurance Company, was ordered into liquidation on October 3, 2001. Although we cannot predict what effect this liquidation will have on pending claims, we do not consider our ultimate liability with respect to any of these claims or lawsuits, as well as any other claims and lawsuits arising in the normal course of our business, to be material in relation to our consolidated financial condition or operations.

Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a)
Exhibits:

10.1	Second Amended and Restated Facility Lease Agreement, dated as of April 1, 2002 between La Quinta Properties, Inc. as Lessor and LQC Leasing, LLC as Lessee (excluding schedules and exhibits which La Quinta agrees to furnish supplementally to the Securities and Exchange Commission upon request)
b)
Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this joint quarterly report to be signed on their behalf by the undersigned, thereunto duly authorized.

LA QUINTA CORPORATION
	By:	/s/ DAVID L. REA David L. Rea Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated August 14, 2002
LA QUINTA PROPERTIES, INC.
	By:	/s/ DAVID L. REA David L. Rea Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated August 14, 2002