Form 10-K/A
period 2001-12-31
LA QUINTA CORP; LA QUINTA PROPERTIES INC
filed 2002-08-19
CIK 313749, 314661

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________

FORM 10-K/A

(Amendment No. 1)

[X] JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-9110	Commission file number 0-9109

LA QUINTA CORPORATION	LA QUINTA PROPERTIES, INC.
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)

Delaware	Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)

95-3419438	95-3520818
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

909 Hidden Ridge, Suite 600	909 Hidden Ridge, Suite 600
Irving, TX 75038	Irving, TX 75038
(Address of Principal Executive Offices, Including Zip Code)	(Address of Principal Executive Offices, Including Zip Code)

(214) 492-6600	(214) 492-6600
(Registrant's telephone number, including area code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class and Name of Each Exchange on Which Registered	Title of Each Class and Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share New York Stock Exchange	Class B Common Stock, par value $0.01 per share New York Stock Exchange
Cumulative Redeemable Preferred Stock represented by depository shares representing 1/10th of a share of Series A Preferred Stock New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None _____________________________ None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [   ]

As of August 9, 2002, the aggregate market value of the Registrants' voting and non-voting common equity held by non-affiliates was $754,174,000 based upon the closing price of $5.43 on the New York Stock Exchange composite tape on that date.

As of August 9, 2002, La Quinta Corporation had 153,071,388 shares of common stock outstanding and La Quinta Properties, Inc. had 100,000 shares of Class A common stock and 143,641,240 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

This Amendment No. 1 to the Joint Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2002, is being filed to amend certain disclosures for La Quinta Properties, Inc. for the year ended December 31, 2001 pertaining to the dividends paid on La Quinta Properties, Inc.'s Series A Depositary Shares (as defined below).

PART II

Item 5. Market for Our Common Equity and Related Stockholder Matters

Our Common Stock

Market Information.    Our shares trade on the New York Stock Exchange under the symbol "LQI." The following table sets forth, for the periods shown, the high and low sales prices for our paired shares (our publicly traded paired common stock prior to our restructuring) as reported on the New York Stock Exchange Composite Tape:

	2001			2000
Quarter	High	Low	Quarter	High	Low
First..........................	$4.08	$2.44	First..........................	$6.88	$1.88
Second.......................	$6.05	$3.80	Second.......................	$3.75	$1.88
Third.........................	$6.02	$3.95	Third.........................	$3.56	$2.06
Fourth........................	$6.42	$4.21	Fourth........................	$3.69	$2.31

LQ Properties' class A common stock is currently held by LQ Corporation and has never been publicly traded.

Holders of Record.    There were approximately 10,965 holders of record of our shares as of February 25, 2002. Included in the number of stockholders of record are shares held in "nominee" or "street" name. As of August 9, 2002, LQ Corporation was the only holder of LQ Properties' class A common stock.

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

	2001			2000
Quarter	High	Low	Quarter	High	Low
First..........................	$18.45	$14.19	First..........................	$14.69	$ 9.92
Second.......................	$21.00	$18.00	Second.......................	$13.63	$10.13
Third.........................	$22.49	$16.83	Third.........................	$16.50	$12.88
Fourth........................	$23.15	$19.75	Fourth........................	$15.88	$14.00

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

Dividends.    For the year ended December 31, 2001, LQ Properties designated the following cash distributions to holders of its Series A Depositary Shares as non-taxable returns of capital:

Date Declared	Date of Record	Pay Date	Per Share Amount	Non-Taxable Return of Capital
01-Dec-00	15-Dec-00	02-Jan-01	$ 0.56250	$ 0.11400
01-Mar-01	15-Mar-01	02-Apr-01	0.56250	0.11400
01-Jun-01	15-Jun-01	02-Jul-01	0.56250	0.11400
04-Sep-01	14-Sep-01	01-Oct-01	0.56250	0.11400
03-Dec-01	14-Dec-01	31-Dec-01	0.56250	0.11400
Total			$ 2.81250	$0.57000
Percentage			100%	20.2667%

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

Dated: August 19, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

LA QUINTA PROPERTIES, INC.

By:	/s/ DAVID L. REA
David L. Rea
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 19, 2002