Form 10-Q
period 2002-09-30
LA QUINTA CORP; LA QUINTA PROPERTIES INC
filed 2002-11-14
CIK 313749, 314661

Use these links to rapidly review the document
LA QUINTA CORPORATION FORM 10-Q TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-9110	Commission file number 0-9109
LA QUINTA CORPORATION (Exact Name of Registrant as Specified in Its Charter)	LA QUINTA PROPERTIES, INC. (Exact Name of Registrant as Specified in Its Charter)
Delaware (State or Other Jurisdiction of Incorporation or Organization)	Delaware (State or Other Jurisdiction of Incorporation or Organization)
95-3419438 (I.R.S. Employer Identification No.)	95-3520818 (I.R.S. Employer Identification No.)
909 Hidden Ridge, Suite 600 Irving, TX 75038 (Address of Principal Executive Offices, Including Zip Code)	909 Hidden Ridge, Suite 600 Irving, TX 75038 (Address of Principal Executive Offices, Including Zip Code)
(214) 492-6600 (Registrant's telephone number, including area code)	(214) 492-6600 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrants are accelerated filers as defined in Rule 12b-2 of the Exchange Act. Yes ☒    No ☐

        As of November 11, 2002, La Quinta Corporation had 152,228,784 shares of common stock outstanding and La Quinta Properties, Inc. had 100,000 shares of class A common stock and 142,798,636 shares of class B common stock outstanding.

LA QUINTA CORPORATION
FORM 10-Q
TABLE OF CONTENTS

i

About this Joint Quarterly Report

Summary

        This joint quarterly report on Form 10-Q, which we sometimes refer to as this joint quarterly report, is filed by both La Quinta Corporation, a Delaware corporation ("LQ Corporation"), and its controlled subsidiary, La Quinta Properties, Inc., a Delaware corporation ("LQ Properties"), that has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes. Both LQ Corporation and LQ Properties have securities which are publicly traded and listed on the New York Stock Exchange. Accordingly, this joint quarterly report includes information, including financial statements, about LQ Corporation on a consolidated basis with its controlled subsidiary, LQ Properties, as well as financial statements for LQ Properties on a consolidated basis.

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

        We have included a discussion of some of these risks and uncertainties in this joint quarterly report under the heading "Cautionary Statements Regarding Forward-Looking Statements in this Joint

ii

Quarterly Report." For further information and additional risk factors, please see the risks identified in our joint annual report on Form 10-K for the year ended December 31, 2001 (referred to as our joint annual report), including without limitation, under the heading "Items 1 and 2—Certain Factors You Should Consider About Our Companies, Our Business and Our Securities."

        Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this joint quarterly report. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LA QUINTA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$24,431	$137,716
Fees, interest and other receivables	24,541	27,078
Deferred income taxes, net	19,890	—
Other current assets	8,566	8,553

Total current assets	77,428	173,347

Deferred income taxes, net	—	1,546
Intangible assets, net	78,655	81,703
Goodwill, net	—	266,957
Property, plant and equipment, net	2,320,256	2,539,576
Mortgages and other notes receivable	62,423	116,938
Other non-current assets	40,304	35,383

Total assets	$2,579,066	$3,215,450

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$107,051	$35,360
Accounts payable	22,180	28,563
Accrued payroll and employee benefits	26,546	27,751
Accrued expenses and other current liabilities	77,550	94,023

Total current liabilities	233,327	185,697

Long-term debt	558,373	964,878
Deferred income taxes, net	210,887	—
Other non-current liabilities	24,842	33,655

Total liabilities	1,027,429	1,184,230

Commitments and contingencies
Minority interest	206,453	6,657
Shareholders' Equity:
LQ Properties Preferred Stock, $0.10 par value; 6,000 shares authorized; 701 shares issued and outstanding	—	70
Common Stock, $0.20 par value; 500,000 shares authorized; 142,958 shares issued and outstanding	—	28,591
LQ Corporation Common Stock, $0.01 par value; 500,000 shares authorized; 143,656 shares issued; 142,792 shares outstanding	1,437	—
LQ Properties Class B Common Stock, $0.01 par value; 500,000 shares authorized; 143,656 shares issued; 142,792 shares outstanding	1,437	—
Treasury Stock, at par: 863,800 paired common shares at September 30, 2002	(18)	—
Additional paid-in-capital	3,485,913	3,659,185
Unearned compensation	(2,130)	(2,669)
Accumulated other comprehensive income	(853)	(972)
Accumulated deficit	(2,140,602)	(1,659,642)

Total shareholders' equity	1,345,184	2,024,563

Total liabilities and shareholders' equity	$2,579,066	$3,215,450

The accompanying notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended December 31, 2001, are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUE:
Lodging	$135,344	$146,261	$409,370	$458,013
Other	1,392	13,541	11,344	65,527

	136,736	159,802	420,714	523,540

EXPENSES:
Direct lodging operations	61,360	65,186	178,799	192,275
Other lodging expenses	20,615	19,045	58,883	58,182
General and administrative	12,632	10,790	37,909	35,551
Interest, net	14,353	20,782	51,529	79,130
Depreciation and amortization	29,583	29,122	92,005	88,366
Amortization of goodwill	—	5,296	—	16,508
Impairment of property, plant and equipment, mortgages and other notes receivable	29,187	21,268	29,187	81,876
Impairment of goodwill	8,000	—	8,000	—
Other	(1,771)	(6,941)	(14,373)	285

	173,959	164,548	441,939	552,173

Loss before minority interest, income taxes and cumulative effect of change in accounting principle	(37,223)	(4,746)	(21,225)	(28,633)
Minority interest	(4,621)	(120)	(13,878)	(485)
Income tax benefit (expense)	15,196	(1,632)	(186,900)	(2,025)

Loss before cumulative effect of change in accounting principle	(26,648)	(6,498)	(222,003)	(31,143)
Cumulative effect of change in accounting principle	—	—	(258,957)	856

Net loss	(26,648)	(6,498)	(480,960)	(30,287)
Preferred stock dividends	—	(4,500)	—	(13,500)

Net loss available to common shareholders	$(26,648)	$(10,998)	$(480,960)	$(43,787)

EARNINGS PER SHARE—BASIC
Loss available to common shareholders before cumulative effect of change in accounting principle	$(0.19)	$(0.08)	$(1.55)	$(0.31)
Cumulative effect of change in accounting principle	—	—	(1.81)	0.01

Net loss available to common shareholders	$(0.19)	$(0.08)	$(3.36)	$(0.30)

EARNINGS PER SHARE—DILUTED
Loss available to common shareholders before cumulative effect of change in accounting principle	$(0.19)	$(0.08)	$(1.55)	$(0.31)
Cumulative effect of change in accounting principle	—	—	(1.81)	0.01

Net loss available to common shareholders	$(0.19)	$(0.08)	$(3.36)	$(0.30)

The accompanying notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended December 31, 2001, are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(480,960)	$(30,287)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	92,005	88,366
Goodwill amortization	—	16,508
Gain on sale of assets	(10,461)	(9,948)
Stock based compensation	2,085	1,847
Deferred tax expense	191,707	—
Cumulative effect of change in accounting principle	258,957	(856)
Minority interest	13,878	485
Amortization of debt issuance costs	6,298	4,344
Impairment of goodwill	8,000	—
Gain on early extinguishments of debt	(574)	(86)
Other non-cash items, net	31,087	91,684
Net change in other assets and liabilities	(34,200)	(36,775)

Net cash provided by operating activities	77,822	125,282

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(81,833)	(65,737)
Prepayment proceeds and principal payments received on mortgages	246	30,540
Proceeds from sale of assets	243,256	527,806
Proceeds from sale of securities	270	7,737
Other	(3,833)	—

Net cash provided by investing activities	158,106	500,346

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	12,000	245,000
Repayment of long-term debt	(343,539)	(741,690)
Debt issuance costs	(175)	(9,447)
Dividends/distributions to shareholders	(13,500)	(13,500)
Purchase of common stock	(4,389)	—
Proceeds from exercise of stock options	976	—
Other	(586)	(409)

Net cash used in financing activities	(349,213)	(520,046)

Net (decrease) increase in cash and cash equivalents	(113,285)	105,582
Cash and cash equivalents at:
Beginning of period	137,716	38,993

End of period	$24,431	$144,575

Supplemental disclosure of cash flow information (note 2)

The accompanying notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended December 31, 2001, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$22,917	$136,973
Fees, interest and other receivables	9,561	13,508
Rent and royalties receivable	175,575	175,575
Other current assets, net	2,035	654

Total current assets	210,088	326,710

Deferred income taxes, net	9,893	1,546
Intangible assets, net	64,363	81,703
Goodwill, net	—	266,957
Property, plant and equipment, net	2,252,175	2,467,215
Note receivable—La Quinta Corporation	13,792	—
Mortgages and other notes receivable	66,787	121,302
Other non-current assets	22,576	25,530

Total assets	$2,639,674	$3,290,963

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$107,051	$35,360
Accounts payable	11,098	20,647
Accrued payroll and employee benefits	262	235
Accrued expenses and other current liabilities	48,148	69,081

Total current liabilities	166,559	125,323
Long-term debt	558,373	964,878
Due to La Quinta Corporation	—	3,266
Other non-current liabilities	21,052	29,479

Total liabilities	745,984	1,122,946
Commitments and contingencies
Minority interest	28,090	—
Shareholders' Equity:
LQ Properties Preferred Stock, $0.10 par value; 6,000 shares authorized; 701 shares issued and outstanding	70	70
LQ Properties Common Stock, $0.10 par value; 500,000 shares authorized; 142,958 shares issued and outstanding	—	14,426
LQ Properties Class A Common Stock, $0.01 par value; 100 shares authorized; 100 shares issued and outstanding	1	—
LQ Properties Class B Common Stock, $0.01 par value; 500,000 shares authorized; 143,656 shares issued; 142,792 shares outstanding	1,437	—
Treasury Stock, at par: 863,800 shares at September 30, 2002	(9)	—
Additional paid-in-capital	3,587,499	3,592,227
Unearned compensation	(209)	(1,228)
Equity investment in La Quinta Corporation	(41,595)	—
Accumulated other comprehensive income	—	(119)
Accumulated deficit	(1,681,594)	(1,437,359)

Total shareholders' equity	1,865,600	2,168,017

Total liabilities and shareholders' equity	$2,639,674	$3,290,963

The accompanying notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended December 31, 2001, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUE:
Lodging	$1,664	$2,272	$4,764	$7,777
Rent from La Quinta Corporation	50,947	71,815	170,928	221,147
Royalty from La Quinta Corporation	4,369	5,387	13,384	16,381
Other	1,392	13,544	11,344	65,731

	58,372	93,018	200,420	311,036

EXPENSES:
Other lodging expenses	7,874	8,062	23,511	25,460
General and administrative	2,054	3,512	8,400	12,936
Interest, net	13,827	20,804	50,486	79,174
Depreciation and amortization	26,773	26,696	78,846	80,335
Amortization of goodwill	—	5,102	—	15,925
Impairment of property, plant and equipment, mortgages and other notes receivable	29,187	21,268	29,187	81,876
Impairment of goodwill	8,000	—	8,000	—
Other	(1,774)	(6,941)	(15,237)	285

	85,941	78,503	183,193	295,991

(Loss) income before minority interest, income taxes and cumulative effect of change in accounting principle	(27,569)	14,515	17,227	15,045
Minority interest	(987)	(39)	(2,995)	(380)
Income tax benefit (expense)	14,174	(1,632)	13,990	(2,025)

(Loss) income before cumulative effect of change in accounting principle	(14,382)	12,844	28,222	12,640
Cumulative effect of change in accounting principle	—	—	(258,957)	856

Net (loss) income	(14,382)	12,844	(230,735)	13,496
Preferred stock dividends	(4,500)	(4,500)	(13,500)	(13,500)

Net (loss) income available to common shareholders	$(18,882)	$8,344	$(244,235)	$(4)

EARNINGS PER SHARE—BASIC
(Loss) income available to common shareholders before cumulative effect of change in accounting principle	$(0.13)	$0.06	$0.10	$(0.01)
Cumulative effect of change in accounting principle	—	—	(1.81)	0.01

Net (loss) income available to common shareholders	$(0.13)	$0.06	$(1.71)	$(0.00)

EARNINGS PER SHARE—DILUTED
(Loss) income available to common shareholders before cumulative effect of change in accounting principle	$(0.13)	$0.06	$0.10	$(0.01)
Cumulative effect of change in accounting principle	—	—	(1.79)	0.01

Net (loss) income available to common shareholders	$(0.13)	$0.06	$(1.69)	$(0.00)

The accompanying notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended December 31, 2001, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(230,735)	$13,496
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	78,846	80,335
Goodwill amortization	—	15,925
Gain on sale of assets	(10,461)	(9,948)
Stock based compensation	1,019	1,100
Deferred tax (benefit) expense	(9,183)	—
Cumulative effect of change in accounting principle	258,957	(856)
Minority interest	2,995	380
Amortization of debt issuance costs	6,298	4,344
Impairment of goodwill	8,000	—
Gain on early extinguishments of debt	(574)	(86)
Other non-cash items, net	31,087	91,684
Net change in other assets and liabilities	(72,975)	(81,436)

Net cash provided by operating activities	63,274	114,938

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(73,683)	(55,754)
Prepayment proceeds and principal payments received on mortgages	246	30,540
Proceeds from sale of assets	243,256	527,806
Proceeds from sale of securities	270	7,737
Other	(145)	—

Net cash provided by investing activities	169,944	510,329

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	12,000	245,000
Repayment of long-term debt	(343,539)	(741,690)
Debt issuance costs	(175)	(9,447)
Dividends/distributions to shareholders	(16,153)	(13,500)
Dividend paid to La Quinta Corporation	(20,000)	—
Proceeds from intercompany note	20,000	—
Purchase of common stock	(383)	—
Proceeds from exercise of stock options	976	—
Other	—	(355)

Net cash used in financing activities	(347,274)	(519,992)

Net (decrease) increase in cash and cash equivalents	(114,056)	105,275
Cash and cash equivalents at:
Beginning of period	136,973	38,991

End of period	$22,917	$144,266

Supplemental disclosure of cash flow information (note 2)

The accompanying notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended December 31, 2001, are an integral part of these financial statements.

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

        The accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows represent the financial position and results of operations and cash flows of (i) LQ Corporation and (ii) LQ Properties. All significant intercompany and inter-entity balances and transactions have been eliminated in consolidation. The term LQ Corporation includes those entities owned or controlled by LQ Corporation (including its controlled subsidiaries LQ Properties and La Quinta Inns, Inc.); the term LQ Properties includes those entities owned or controlled by LQ Properties; and the terms "we," "us," "our," "La Quinta" or "The La Quinta Companies" refers to LQ Corporation, LQ Properties and their respective subsidiaries, collectively. Prior to January 2, 2002, LQ Corporation and LQ Properties were two separate companies that maintained an organizational structure called a "paired share REIT" under the grandfathering provisions of the Internal Revenue Code of 1986, as amended (the "Code"). On January 2, 2002, LQ Corporation and LQ Properties completed the restructuring of the two companies by merging LQP Acquisition Corp., a newly formed, wholly owned subsidiary of LQ Corporation, with and into LQ Properties with LQ Properties continuing as the surviving entity. As a result of the merger, LQ Properties, which continued to be a REIT, became a subsidiary controlled by LQ Corporation. Also in connection with the merger, each outstanding share of common stock of LQ Properties held by La Quinta's shareholders was converted into one share of a new class B common stock of LQ Properties and each outstanding share of common stock of LQP Acquisition Corp. (all of which were held by LQ Corporation) was converted into one share of a new class A common stock of LQ Properties. Following the restructuring, each share of common stock of LQ Corporation, that had previously been paired with the common stock of LQ Properties, is now paired and traded as a single unit with the new class B common stock. The restructuring was accounted for as a reorganization of two companies under common control. There was no revaluation of the assets and liabilities of the combining companies. In December 2001, we recorded a charge of approximately $169,421,000 to write-off the carrying value of an intangible asset related to the "grandfathered" paired share structure and also incurred approximately $6,186,000 of professional fees and other expenses related to the restructuring. As a result of our restructuring, we recorded a one-time charge of approximately $196,520,000 in January 2002 to establish the net deferred tax liability of La Quinta and recognize the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including net operating loss carryovers ("NOLs") of LQ Properties and LQ Corporation (See note 3).

        We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, the results of operations for the three and nine month periods ended September 30, 2002 and 2001, and cash flows for the nine month periods ended September 30, 2002 and 2001. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results which may be expected for any other interim period or for the entire year.

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

Change in Accounting Principle

        We implemented the provisions of Statement of Financial Accounting Standards ("SFAS") 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" in 2002. As a result of the adoption of SFAS 144, gains and losses on long-lived assets classified as held-for-sale subsequent to January 1, 2002, the effective date of SFAS 144, will be classified as gains or losses from disposal of discontinued operations. Gains and losses on long-lived assets classified as held-for-sale that were disposed of during the nine months ended September 30, 2002 and 2001, have been classified in continuing operations because restatement of prior periods is not permitted under SFAS 144 and no assets have been transferred to the held-for-sale category subsequent to December 31, 2001.

        In 2002, we adopted the provisions of SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145, among other things, rescinds SFAS 4, which required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of related income tax effects. SFAS 145 is to be applied in fiscal years beginning after May 15, 2002 and encourages early application of the rescission of SFAS 4. As a result, we have classified losses on early extinguishment of debt during the nine months ended September 30, 2002 of $1,029,000 and the gain on early extinguishment of debt during the nine months ended September 30, 2001 of $86,000 in other expense from continuing operations.

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

        On January 1, 2002, we completed the two step process prescribed by SFAS 142 for (1) testing for impairment and (2) determining the amount of impairment loss related to goodwill associated with these two reporting units. Accordingly, in January 2002, we recorded a charge to earnings that is reported as a cumulative effect of the change in accounting principle of $258,957,000 to reflect the adjustment to goodwill. Since goodwill is a permanent difference, the charge to earnings has no tax impact. As a result of the adjustment, we anticipate an annual decrease in amortization of goodwill and a corresponding annual increase to net income of $16,472,000.

        In September 2002, we tested the remaining carrying value of goodwill related to our TeleMatrix telecommunications reporting unit for impairment due to continued decline in the unit. As a result, we recorded a charge of $8,000,000 to write off the remaining goodwill balance for that reporting unit in the third quarter of 2002.

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

        The amortization of intangibles and net loss available to common shareholders of La Quinta for the three and nine month periods ended September 30, 2002 and 2001 follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
La Quinta lodging goodwill amortization	$—	$3,754	$—	$11,261
TeleMatrix telecommunications goodwill amortization	—	364	—	1,093
Lodging trademark amortization	966	1,226	2,898	3,679
TeleMatrix non-compete agreement amortization	50	50	150	150
Net loss available to common shareholders before cumulative effect of change in accounting principle	$(26,648)	$(10,998)	$(222,003)	$(44,643)
Net loss available to common shareholders	$(26,648)	$(10,998)	$(480,960)	$(43,787)

        The following table illustrates net loss available to common shareholders of La Quinta if SFAS 142 had been implemented as of January 1, 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Reported net loss available to common shareholders(a)	$(26,648)	$(10,998)	$(480,960)	$(43,787)
La Quinta lodging goodwill amortization	—	3,754	—	11,261
TeleMatrix telecommunications goodwill amortization	—	364	—	1,093
Lodging trademark amortization	—	260	—	781

Adjusted net loss available to common shareholders(b)	$(26,648)	$(6,620)	$(480,960)	$(30,652)

EARNINGS PER SHARE—BASIC
Reported net loss available to common shareholders(a)	$(0.19)	$(0.08)	$(3.36)	$(0.30)
La Quinta lodging goodwill amortization	—	0.03	—	0.08
TeleMatrix telecommunications goodwill amortization	—	—	—	0.01
Lodging trademark amortization	—	—	—	—

Adjusted net loss available to common shareholders(b)	$(0.19)	$(0.05)	$(3.36)	$(0.21)

EARNINGS PER SHARE—DILUTED
Reported net loss available to common shareholders(a)	$(0.19)	$(0.08)	$(3.36)	$(0.30)
La Quinta lodging goodwill amortization	—	0.03	—	0.08
TeleMatrix telecommunications goodwill amortization	—	—	—	0.01
Lodging trademark amortization	—	—	—	—

Adjusted net loss available to common shareholders(b)	$(0.19)	$(0.05)	$(3.36)	$(0.21)

(a)
The reported net loss available to common shareholders for the three and nine month periods ended September 30, 2002 includes an impairment charge of $8,000,000 to write off the remaining carrying value of goodwill related to our TeleMatrix telecommunications reporting unit.

(b)
Adjusted net loss available to common shareholders for the three and nine month periods ended September 30, 2001 includes $1,179,000 and $3,537,000, respectively, of amortization of our paired share intangible written off in December of 2001 in connection with our restructuring and $0 and $617,000, respectively, of amortization of certain other goodwill associated with LQ Properties which was fully amortized as of December 31, 2001 and therefore not contemplated under SFAS 142.

        During the nine months ended September 30, 2002, amortization of intangible assets was $3,048,000 (including $150,000 amortization of our TeleMatrix five-year non-compete agreement). The estimated amortization of intangible assets for each of the five years ending December 31, 2006 is as follows:

Year ended December 31,	Amortization Expense
(in thousands)
2002	$4,064
2003	4,064
2004	4,017
2005	3,864
2006	3,864

        During the nine months ended September 30, 2001, we used interest rate swap agreements, a derivative instrument, to manage our exposure to interest rate risk. We adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," beginning January 1, 2001. Our adoption of SFAS 133 resulted in a net charge to earnings of $1,236,000 during the three months ended March 31, 2001 comprised of a loss for the change in fair value for the three months ended March 31, 2001, recorded in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle (through December 31, 2000) of $856,000. On June 27, 2001, we settled our interest rate swap agreement at its fair market value of approximately $566,000, decreasing interest expense by $670,000 to record the difference between the recorded liability and the fair market value on the date of settlement. We have not entered into any interest rate swap agreements as of September 30, 2002.

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

        On June 28, 2002, the FASB voted in favor of issuing SFAS 146, "Accounting for Exit or Disposal Activities." SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force of the FASB (the "EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for financial statements issued for exit or disposal activities initiated after December 31, 2002. We have not yet determined the impact of SFAS 146 on our results of operations and financial position, as we have no ongoing plans for exit or disposal activities of this nature.

        In January 2001, the EITF reached a consensus (the "Consensus") on a portion of the EITF Issue No. 00-22 "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." The Consensus addresses the recognition of a cash rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of cost. In January 2001, LQ Corporation implemented a customer retention program which provides a cash rebate. In accordance with the Consensus, LQ Corporation classified such cash rebates or refunds as a reduction of revenues. The EITF also addresses incentive or loyalty programs such as the "La Quinta Returns Club", a loyalty program that was substantially redesigned in September 2002. LQ Corporation has historically reported the cost that it would refund the hotel for the "free stay" under its previous program as offsetting components of other lodging expense and lodging revenues and reflected a zero economic impact of the free stay. We have netted these revenues and costs, resulting in no financial statement impact of the transaction other than ongoing adjustments to our accrual of the estimated increases or decreases in the liability on issued but unredeemed free stay certificates.

        On September 24, 2002, LQ Corporation announced the launch of a redesigned loyalty program, La Quinta Returns®. While the previous program allowed members to earn free stay certificates, the new La Quinta Returns program allows members to earn points that can be redeemed for a variety of rewards, in addition to free stay certificates. New and current members now earn points based on dollars spent and may redeem them for airline miles, free stay certificates and various other rewards.

        Expenses of both programs, including the cost of awards, are expensed as incurred. Any intercompany profit generated from providing a free stay award at an owned hotel under both programs will be eliminated. Stays credited under the previous program for which no certificate had been issued as of the date the new program went into effect were automatically converted to points under the new La Quinta Returns program. Certificates issued under the previous program and unredeemed as of the date the new program went into effect may continue to be redeemed for a free stay through the date of their expiration. As a result, during the three and nine months ended September 30, 2002, we recorded a liability of approximately $2,650,000 related to our estimate of the liability for points credited to members' accounts under the new program. This estimate is based on the number of points earned by members and can be impacted by certain assumptions made by management regarding redemption behavior such as rate of forfeiture and type of redemption. We cannot currently estimate when the liability will be required to be paid.

Reclassification

        Certain reclassifications have been made to the 2001 presentation to conform to the 2002 presentation, including the change in presentation of LQ Corporation (on a consolidated basis) and LQ Properties from the use of an unclassified balance sheet in 2001 to a classified balance sheet in 2002.

2.    Supplemental Cash Flow Information

        Details of other non-cash items follow:

	Nine Months Ended September 30,
	2002	2001
	(in thousands)
Impairment of assets held for sale	$(5,478)	$38,745
Impairment of assets held for use	34,565	20,534
Impairment of mortgages and other notes receivable	100	22,597
Provision for loss on interest and other receivables	1,900	9,933
Other	—	(125)

Total other non-cash items	$31,087	$91,684

        Details of interest and income taxes paid and non-cash investing and financing transactions for LQ Corporation follow:

	Nine Months Ended September 30,
	2002	2001
	(in thousands)
Interest paid during the period	$67,250	$108,349
Interest capitalized during the period	474	942
Income taxes paid during the period	701	—
Non-cash investing and financing transactions:
Conversion of capital lease to operating lease	2,500	—
Non-cash proceeds of asset sale	1,817	29,872

        Details of interest and income taxes paid and non-cash investing and financing transactions for LQ Properties follow:

	Nine Months Ended September 30,
	2002	2001
	(in thousands)
Interest paid during the period	$66,808	$108,294
Interest capitalized during the period	474	870
Income taxes paid during the period	701	—
Non-cash investing and financing transactions:
Conversion of capital lease to operating lease	2,500	—
Non-cash proceeds of asset sale	1,817	29,872

3.    Restructuring

        On January 2, 2002, a restructuring among LQ Corporation and LQ Properties and a subsidiary of LQ Corporation was completed. As a result of the merger, effective January 2, 2002, LQ Properties became a subsidiary controlled by LQ Corporation. As part of the merger, each outstanding share of common stock of LQ Properties was converted into one share of class B common stock of LQ Properties. Each share of class B common stock is paired and traded as a single unit with the common stock of LQ Corporation that had previously been paired with the common stock of LQ Properties. The merger was accounted for as a reorganization of two companies under common control with no revaluation of the assets and liabilities of the combining companies. In connection with the restructuring, LQ Properties transferred approximately $81 million of brand intangibles and related rights to La Quinta Franchise, LLC and La Quinta Worldwide, LLC (both consolidated subsidiaries of LQ Properties before the transfer). As part of our restructuring, LQ Properties then transferred an approximate 98% interest in La Quinta Franchise, LLC and an approximate 40% interest in La Quinta Worldwide, LLC to LQ Corporation in exchange for approximately 9,430,000 unpaired shares of LQ Corporation common stock. LQ Properties' investment in the 9,430,000 shares of LQ Corporation common stock has been presented as contra equity on the accompanying LQ Properties' balance sheet as of September 30, 2002, in accordance with EITF 98-2, "Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of Its Parent Company or Joint Venture Partner". As a result of the transfer of a majority interest in La Quinta Franchise, LLC to LQ Corporation, La Quinta Franchise, LLC is consolidated into the financial statements of LQ Corporation. The net effect of these transactions is an approximate $15 million and $42 million reduction in LQ Properties' assets and shareholders' equity, respectively. In December 2001, we recorded a charge of approximately $169,421,000 to write-off the carrying value of an intangible asset related to the "grandfathered" paired share structure and also incurred approximately $6,186,000 of professional fees and other expenses related to the restructuring. As a result of our restructuring, we also recorded a one-time charge of approximately $196,520,000 in January 2002 to establish the net deferred tax liability of La Quinta and recognize the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including NOLs of LQ Properties and LQ Corporation.

        The following table sets forth unaudited pro forma condensed financial data for La Quinta, giving effect to the merger as if it had occurred on January 1, 2002 for the three and nine month periods ended September 30, 2002 and on January 1, 2001 for the three and nine month periods ended September 30, 2001 and does not purport to present what actual results would have been had such transactions, in fact, occurred on January 1, 2001, or to project results for any future period. In the opinion of our management, all adjustments necessary to reflect the effects of these transactions have been made.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Revenues	$136,736	$159,802	$420,714	$523,540
Expenses	173,959	163,370	441,939	548,636

Loss before minority interest, income taxes and cumulative effect of change in accounting principle	(37,223)	(3,568)	(21,225)	(25,096)
Minority interest(a)	(4,621)	(4,620)	(13,878)	(13,985)
Income tax (benefit) expense	15,196	(277)	(186,900)	(189,009)

Net loss available to common shareholders before cumulative effect of change in accounting principle	$(26,648)	$(8,465)	$(222,003)	$(228,090)

Net loss available to common shareholders	$(26,648)	$(8,465)	$(480,960)	$(227,234)

EARNINGS PER SHARE—BASIC
Net loss available to common shareholders before cumulative effect of change in accounting principle	$(0.19)	$(0.06)	$(1.55)	$(1.59)
Net loss available to common shareholders	$(0.19)	$(0.06)	$(3.36)	$(1.59)
EARNINGS PER SHARE—DILUTED
Net loss available to common shareholders before cumulative effect of change in accounting principle	$(0.19)	$(0.06)	$(1.55)	$(1.59)
Net loss available to common shareholders	$(0.19)	$(0.06)	$(3.36)	$(1.59)
Weighted average shares outstanding
Basic	143,325	143,077	143,151	143,013
Diluted	143,325	143,077	143,151	143,013

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

4.    Property, Plant and Equipment

        The following is a summary of our investment in property, plant and equipment:

	September 30, 2002	December 31, 2001
	(In thousands)
Land	$356,252	$356,729
Buildings and improvements, net of accumulated depreciation of $374,303 and $311,953 and impairments of $43,248 and $8,683	1,922,440	1,968,533
Assets held for sale, net of accumulated depreciation of $9,708 and $31,800 and impairments of $40,376 and $110,370	41,564	214,314

Property, plant and equipment, net at September 30, 2002	$2,320,256	$2,539,576

        At September 30, 2002 and December 31, 2001, the net book value after impairment of lodging property, plant, and equipment was $2,240,910,000 and $2,284,006,000, respectively. During the nine months ended September 30, 2002, we incurred $70,374,000 in capital improvements related to the lodging segment. Additionally, during the nine months ended September 30, 2002, we recorded depreciation expense and write-offs of $76,880,000 on lodging property, plant and equipment. As of September 30, 2002 and December 31, 2001, the total impairment balance on the investment in lodging facilities was $43,248,000 and $8,683,000, respectively.

        At September 30, 2002 and December 31, 2001, the net book value of corporate property, plant and equipment was $37,782,000 and $41,256,000, respectively. During the nine months ended September 30, 2002, we incurred $8,465,000 in capital improvements related to corporate property, plant and equipment. Additionally, during the nine months ended September 30, 2002, we recorded depreciation expense and write-offs of $11,939,000 on corporate property, plant and equipment, of which $4,616,000 related to the write-off of internal and external software costs related to our lodging revenue management system.

        At September 30, 2002 and December 31, 2001, the net book value after impairment of assets held for sale was $41,564,000 and $214,314,000, respectively. During the nine months ended September 30, 2002, we sold 64 healthcare facilities comprised of real estate and other assets with net book values of $187,822,000 (net of previously recorded impairments of $64,612,000). Net proceeds on these transactions totaled $197,046,000 in cash and resulted in a net gain of $9,224,000. During the nine months ended September 30, 2002, we sold six hotels with net book values of $14,222,000 (net of impairments of $11,318,000). Net proceeds on these transactions totaled $13,572,000 in cash and resulted in a net loss of $650,000.

        The following details changes in the net book value of property, plant and equipment for the nine months ended September 30, 2002:

	Lodging	Corporate	Held-for-sale	Total
	(In thousands)
Property, plant and equipment, net at December 31, 2001	$2,284,006	$41,256	$214,314	$2,539,576
Capital improvements	70,374	8,465	—	78,839
Depreciation expense and write-offs	(76,880)	(11,939)	—	(88,819)
Impairments	(34,565)	—	5,478	(29,087)
Net book value of real estate assets sold	—	—	(202,055)	(202,055)
Acceptance of deed on mortgage receivable	—	—	23,827	23,827
Other adjustments	(2,025)	—	—	(2,025)

Property, plant and equipment, net at September 30, 2002	$2,240,910	$37,782	$41,564	$2,320,256

Impairment of Property, Plant and Equipment

        The impairment adjustment activity for property, plant and equipment for the nine months ended September 30, 2002 is summarized as follows:

	Buildings and Improvements	Assets Held for Sale	Total
	(In thousands)
Lodging impairments at December 31, 2001	$8,683	$46,172	$54,855
Healthcare impairments at December 31, 2001	—	64,198	64,198

Total impairment balance at December 31, 2001	8,683	110,370	119,053
Impairment on assets sold	—	(75,930)	(75,930)
Impairments and adjustments	34,565	(5,478)	29,087
Other	—	11,414	11,414

Lodging impairments at September 30, 2002	43,248	40,376	83,624
Healthcare impairments at September 30, 2002	—	—	—

Total impairment balance at September 30, 2002	$43,248	$40,376	$83,624

        At September 30, 2002 and December 31, 2001, certain assets were classified as held-for-sale based on management having the authority, intent, and ability of entering into commitments for sale transactions expected to close in the next twelve months. We recorded a net impairment recovery of $5,478,000 on assets held-for-sale during the nine months ended September 30, 2002. The assets classified as held-for-sale at September 30, 2002 had combined earnings before income taxes, depreciation and amortization of $2,148,000 and $2,344,000 for the nine months ended September 30, 2002 and 2001, respectively.

        As of September 30, 2002 and December 31, 2001, we had an impairment balance of $40,376,000 and $110,370,000, respectively, related to assets held-for-sale and $43,248,000 and $8,683,000 as of September 30, 2002 and December 31, 2001, respectively, pertaining to assets held-for-use. In September 2002, we recorded impairments of approximately $34,565,000 related to four lodging properties based on results of impairment tests conducted during the third quarter of 2002. During the nine months ended September 30, 2002, we accepted deeds in lieu of foreclosure for certain mortgage receivables. As a result, the net book value of those mortgage receivables were reclassified as assets held-for-sale. The impairment related to the reclassified mortgage receivables was $11,414,000. These assets were sold during the nine months ended September 30, 2002.

        We continue to evaluate the assets in our total portfolio as well as to pursue an orderly disposition of our held-for-sale assets. There can be no assurance if or when sales will be completed or whether such sales will be completed on terms that will enable us to realize the full carrying value of such assets.

5.    Mortgages and Other Notes Receivable

        At September 30, 2002 and December 31, 2001, the net book value after impairment of mortgages receivable was $26,212,000 and $82,853,000, respectively. We received $17,381,000 in principal payments on mortgages receivable during the nine months ended September 30, 2002 comprised of:

  •
  $246,000 in monthly principal payments; and

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

        Also during the nine month period ended September 30, 2002, we sold one mortgage receivable with a carrying value of $16,341,000 (net of previously recorded impairments of $8,753,000). Net proceeds on this transaction totaled $18,000,000 and consisted of:

  •
  $16,183,000 in cash; and

  •
  $1,817,000 of subordinated indebtedness due 2005, net of a discount of $183,000 (on the difference between the 9.0% to 10.0% stated rate of interest and the 13.0% imputed interest rate).

        This transaction resulted in a net gain of $1,314,000.

        During the nine months ended September 30, 2002, we recorded no additional impairments related to the mortgage portfolio based on anticipated proceeds, and review of current facts, circumstances and analysis. We currently intend to hold the remaining two mortgage loans with a combined net book value of $26,212,000 on medical office buildings which serve as the headquarters for a healthcare operator. The interest income on these two facilities was approximately $593,000 for the nine months ended September 30, 2002.

        At September 30, 2002 and December 31, 2001, the net book value of other notes receivable was $36,211,000 and $34,085,000, respectively. During the nine month period ended September 30, 2002, we recorded impairments on other notes receivable of $100,000. There were no impairments on other notes receivables for the nine months ended September 30, 2001. Included in other notes receivable is $32,920,000 in subordinated notes received as consideration in connection with the sale of certain healthcare assets during 2002 and 2001. We currently intend to hold these notes to maturity. Interest income on these notes was $3,076,000 for the nine months ended September 30, 2002.

6.    Shareholders' Equity

        The following classes of preferred stock and excess stock are authorized as of September 30, 2002. No shares were issued or outstanding at September 30, 2002:

        LQ Corporation preferred stock; $0.10 par value; 6,000,000 shares authorized;

        LQ Corporation excess stock; $0.10 par value; 25,000,000 shares authorized; and

        LQ Properties excess stock; $0.10 par value; 25,000,000 shares authorized.

        On December 20, 2001, our shareholders approved the La Quinta Corporation 2002 Stock Option and Incentive Plan (the "2002 Stock Option Plan"). The 2002 Stock Option Plan authorized LQ Corporation (and LQ Properties as a result of the new structure which pairs the Class B common stock and the LQ Corporation common stock (see note 1)) to issue, pursuant to various stock incentive awards, 6,900,000 paired shares. No more than 25 percent of the paired shares available for grant under the 2002 Stock Option Plan will be available for grants in the form of awards other than options. The number of paired shares reserved for issuance under the 2002 Stock Option Plan is subject to adjustment for stock splits, stock dividends and similar events. The 2002 Stock Option Plan replaced the La Quinta Properties, Inc. Amended and Restated 1995 Share Award Plan (the "La Quinta Properties 1995 Plan") and the La Quinta Corporation Amended and Restated 1995 Share Award Plan (the "La Quinta Corporation 1995 Plan") although it will not affect any awards previously granted under either of these plans and forfeited shares from the La Quinta Properties 1995 Plan and the La Quinta Corporation 1995 Plan shall be available for reissue in the 2002 Stock Option Plan. As of September 30, 2002, 429,000 options and 50,000 restricted shares were outstanding under the 2002 Stock Option Plan; 3,631,000 options and 625,000 restricted shares were outstanding under the

La Quinta Properties 1995 Plan; and 4,123,000 options and 794,000 restricted shares were outstanding under the La Quinta Corporation 1995 Plan.

        As part of the restructuring completed on January 2, 2002, LQ Properties exchanged its interest in two limited liability companies, which held brand intangibles and related rights, for 9,430,000 unpaired shares of LQ Corporation common stock. LQ Properties' investment in the 9,430,000 shares of LQ Corporation common stock has been presented as contra equity on the accompanying LQ Properties' balance sheet as of September 30, 2002 in accordance with EITF 98-2, "Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of Its Parent Company or Joint Venture Partner".

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

        During the three and nine months ended September 30, 2002, La Quinta had repurchased 863,800 shares of paired common equity at an average price of $5.06 per paired share.

7.    Other Assets

        The investment in equity securities classified as available-for-sale at September 30, 2001 included 1,081,000 shares of Balanced Care Corporation ("BCC"), a healthcare operator. This investment had a market value of $206,000 at September 30, 2001. In August 2002, BCC merged with IPBC Acquisition Corp. As a result, we received merger consideration of $270,000 for our 1,081,000 shares of BCC with a carrying value of $270,000.

8.    Indebtedness

        We had the following debt activity for the nine months ended September 30, 2002:

	Notes Payable	Bank Notes Payable	Bonds and Mortgages Payable	Total
	(In thousands)
December 31, 2001	$846,719	$145,020	$8,499	$1,000,238
Borrowings	—	12,000	—	12,000
Repayment of principal	(178,595)	(157,020)	(8,499)	(344,114)
Other	(2,700)	—	—	(2,700)

September 30, 2002	$665,424	$—	$—	$665,424

Notes Payable

        During the nine months ended September 30, 2002, we repaid approximately $178,595,000 in principal on notes payable scheduled to mature (or that were redeemable at the option of the holder) in August 2002, September 2003, March 2004, and August 2004 and recorded a net loss on early extinguishment included in other expense during the nine months ended September 30, 2002 of approximately $316,000. In addition, during June 2002, we waived our purchase option on a $2,500,000 capital lease asset and related obligation and as a result removed the asset and liability from the balance sheet as of September 30, 2002. The lease will be accounted for as an operating lease going forward and future payments on the lease will be recorded as rent expense.

Bank Notes Payable

        We are a party to a credit agreement with a bank group which provides for a $150,000,000 term loan and a $225,000,000 revolving line of credit (the "Credit Facility"). The Credit Facility matures on May 31, 2003 and may be extended at our option under certain conditions. Borrowings under the term loan bear interest at the London Interbank Offered Rate ("LIBOR") plus 3.50%. On March 29, 2002, we made a scheduled payment of $2,490,000 on the term loan. On June 10, 2002, we repaid the entire remaining balance on the term loan of $142,530,000 with proceeds from the sale of our healthcare assets. Amounts repaid under the term loan may not be reborrowed. In addition to accrued interest, the Credit Facility required a prepayment premium of 0.5%, or $713,000, which is included in other expense as a loss on extinguishment of debt.

        Approximately $201,827,000 (net of $23,173,000 in outstanding letters of credit) was available under the revolving line of credit at September 30, 2002. Borrowings under the revolving line of credit currently bear interest at LIBOR plus 3.25%. On August 23, 2002, we borrowed $7,000,000 under the revolving line of credit at a rate of 1-month LIBOR plus 3.25% and subsequently paid the entire amount on August 30, 2002 with proceeds from one healthcare asset sale. On September 27, 2002, we borrowed $5,000,000 under the revolving line of credit at the base rate option of Prime plus 1.75% and subsequently repaid the entire amount on September 30, 2002 with proceeds from operations. At September 30, 2002, there were no borrowings under the revolving line of credit.

        The Credit Facility contains several restrictive financial covenants, which include the following:

  •
  minimum lodging EBITDA (earnings before interest, taxes, depreciation and amortization);

  •
  net debt to EBITDA (total leverage) ratio;

  •
  interest coverage ratio;

  •
  fixed charge coverage ratio;

  •
  net debt to total capitalization ratio; and

  •
  consolidated tangible net worth minimum.

        We obtained an amendment to the Credit Facility on March 29, 2002 which relaxed the maximum total leverage ratio and minimum fixed charge coverage ratio covenants through March 31, 2003, and reduced the minimum lodging EBITDA covenant. The minimum lodging EBITDA covenant increases from $160 million in 2002 to $180 million for 2003 and thereafter. The amendment also included modifications to certain definitions and other provisions in the Credit Facility. In addition to the financial covenants, the Credit Facility also includes limitations on capital expenditures, asset sales, secured debt, certain investments, common stock dividends, and debt and share repurchases. In light of the decline in our lodging EBITDA, it is uncertain that we will be able to meet all of our financial covenants under the Credit Facility, particularly the minimum lodging EBITDA covenant. In the event that it becomes likely that we will not meet a covenant, we intend to request a waiver or amendment from the bank group. However, we cannot provide assurances that the bank group would be agreeable to such a waiver or amendment.

Bonds and Mortgages Payable

        During the nine months ended September 30, 2002, we repaid approximately $8,499,000 in principal on bonds and mortgages payable, which included a balloon payment of $480,000 on a mortgage which matured on January 17, 2002.

Interest Rate Swap Agreement

        During 2001, we were a fixed rate payor of 5.7% under an interest rate swap agreement with a notional amount of $400,000,000 and received a variable rate of 5.056%, which we settled on June 27, 2001. The swap agreement was measured at fair value at March 31, 2001 and recorded as a liability in accounts payable, accrued expenses and other liabilities in accordance with SFAS 133. The interest rate swap was not designated as a hedging instrument and, accordingly, a net charge to earnings of $1,236,000 was recorded during the three months ended March 31, 2001, comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle (based on the fair value at January 1, 2001) of $856,000. On June 27, 2001, we settled our interest rate swap agreement at its fair market value of approximately $566,000, decreasing interest expense by $670,000 to record the difference between the recorded liability and the fair market value on the date of settlement. We have not entered into any interest rate swap agreements as of September 30, 2002.

9.    Commitments and Contingencies

        On December 7, 2000, a legal action was filed in the United States District Court for the District of Colorado, entitled Eric Potteiger v. La Quinta Inns, Inc. and The Meditrust Companies (Civ. Action No. 00-D-2456). On December 7, 2000, a legal action was filed in the District Court, Denver County, State of Colorado, entitled Amy Bronn and Mike Bronn v. La Quinta Inns, Inc. and The Meditrust Companies (Cause No. 00CV9364) (remanded to Colorado State Court in February, 2002). On March 29, 2001, a legal action was filed in the United States District Court for the District of Colorado, entitled Dawn Grawe v. La Quinta Inns, Inc. and The Meditrust Companies (Civ. Action No. 01-B-552). We are named as a defendant in each of the complaints. Plaintiffs in each of these suits seek to recover compensatory and punitive damages from us for injuries which they allegedly sustained in October 2000 as a result of carbon monoxide exposure which they experienced while guests at a La Quinta Inn & Suites. We have insurance coverage that may be available to cover some or all of the potential losses resulting from such incidents although losses characterized as punitive or similar damages may not be covered by customary insurance coverage such as ours. On July 17, 2001, the Potteiger and Grawe matters were consolidated. On October 7, 2002, the defendants entered into a confidential settlement agreement with Amy Bronn and Mike Bronn. We believe that La Quinta Inns, Inc. has meritorious defenses to the remaining lawsuits, as well as claims against non-parties to these lawsuits that may satisfy all or part of any potential liability that may be found against La Quinta Inns, Inc. We intend to vigorously contest and defend these cases.

        On June 27, 2001, a complaint was filed in the United States District Court for the District of Massachusetts, entitled Steadfast Insurance Co. v. Meditrust Corp., et al., Civ. Action No. 01-CV-11115-MEL. On November 30, 2001 that complaint was amended, and the amended complaint was entitled Steadfast Insurance Co. v. La Quinta Properties, Inc., Civ. Action No. 01-CV-11115-MEL. The complaint and the amended complaint were filed by plaintiff under seal. LQ Properties accepted service of the amended complaint on December 19, 2001 and filed an answer and counterclaim on April 3, 2002. The plaintiff, which claims to be the subrogee or assignee of the claims of various entities, alleges purported causes of action including breach of contract, negligence, violation of 15 USC § 771, violation of Mass. Gen. L. c. 110 § 410, negligent misrepresentation, and violation of Mass. Gen. L. c. 93A, § 11, arising out of an alleged misrepresentation in the offering memorandum for Meditrust Corporation's 7.114% Exercisable Put Option Securities. The amended complaint seeks approximately $15 million plus other potential damages. We believe that LQ Properties has meritorious defenses to the lawsuit, as well as claims against a third party defendant and non-parties to the lawsuit that may satisfy all or part of any potential liability that may be found against LQ Properties. We intend to continue vigorously contesting and defending this case.

        KSL Desert Resorts, Inc. v. La Quinta Corporation et al. (No. CV-02-007 RT (SGLx)). In January 2002, KSL Desert Resorts, Inc. filed a legal action in the United States District Court for the Central District of California against LQ Corporation. The plaintiff, which uses the name "La Quinta Resort & Club" for a destination resort and country club located in La Quinta, California, claims that LQ Corporation has infringed its alleged trademark rights, among other allegations, notwithstanding our prior "incontestable" federal trademark registrations of the mark "La Quinta" and other marks including the mark "La Quinta" for hotel and motel services. The plaintiff seeks an injunction to prevent La Quinta, our agents, servants, employees, and our attorneys from using the mark "La Quinta" in Palm Springs, in the Coachella Valley, or throughout the United States. The plaintiff also seeks to cancel our federal trademark registrations that include the phrase "La Quinta" and to require destruction of any items under our control which include the phrase "La Quinta." The proceedings were stayed while the parties attempted to negotiate a mutually agreeable resolution. While the parties reached a tentative settlement in March 2002, it failed to result in a final and binding agreement. Consequently, in October 2002, the defendants filed an answer denying the material allegations in the complaint and filed counterclaims seeking to cancel plaintiff's federal trademark registrations using the "La Quinta" name for its destination resort and club. The action remains in the pre-trial stage, and we intend to vigorously defend the complaint and pursue our counterclaims.

        We are party to certain claims involving healthcare facilities owned, or formerly owned, by LQ Properties that are or were leased to and operated by third party operators. Although we require our third party operators to maintain insurance coverage insuring LQ Properties' interests in the facilities as well as their own, this insurance coverage may not be adequate to fully protect us. We have been notified that one of the companies providing such insurance coverage, Reliance Insurance Company, was ordered into liquidation on October 3, 2001. Although we cannot predict what effect the liquidation of Reliance Insurance Company will have on pending claims, we do not consider our ultimate liability with respect to any of these claims or lawsuits, as well as any other claims and lawsuits arising in the normal course of our business, to be material in relation to our consolidated financial condition or operations.

        We are party to a number of other claims and lawsuits arising out of the normal course of business. We regularly evaluate our ultimate liability and attendant costs with respect to these claims and lawsuits. During the three months ended September 30, 2002, we increased the estimate of our potential exposure on certain claims related to our lodging operations.

        Under certain franchise agreements, we are committed to provide certain incentives, including but not limited to, loans, bonus payments, reimbursements and credits, to help defray the cost of construction and other costs associated with opening and operating a La Quinta hotel. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise or joint venture agreements. At September 30, 2002, our unfunded commitments were approximately $4.5 million. These agreements generally require that, in the event that the franchise relationship is terminated, the franchisee either repay the outstanding loan balance or unamortized portion of the incentive payment, or transfer to us any equipment, computer or other property purchased by the franchisee with the incentive payment.

10.  Distributions Paid to Shareholders

        On April 1, July 1, and September 30, 2002, LQ Properties paid a dividend of $0.5625 per depositary share of preferred stock to holders of record on March 15, June 14 and September 13, 2002, respectively, of its 9.00% Series A Cumulative Redeemable Preferred Stock.

        On April 1, July 1, and September 30, 2002, LQ Properties also paid a quarterly dividend at a rate of 9.00% per annum on the liquidation preference of $25,000 per share to the holder of its 9.00% Series B Cumulative Redeemable Preferred Stock.

        On September 30, 2002, LQ Properties paid a dividend of $20,000,000 to the sole holder of its Class A common stock, LQ Corporation. On September 26, 2002, the Board of Directors of LQ Properties declared an additional dividend of $10,575,000 to be paid on October 31, 2002 to LQ Corporation, again as the sole holder of LQ Properties Class A common stock.

11.  Other Expenses

        For the three and nine month periods ended September 30, 2002 and 2001, other expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Restructuring:
Employee severance and related employment costs	$—	$617	$861	$1,840
Other restructuring	—	896	—	896

Restructuring and related expenses	—	1,513	861	2,736

Other:
Provision for loss on interest and other receivables	1,900	—	1,900	9,933
Bad debt recoveries	(2)	(711)	(15)	(2,350)
Gain on sale of assets	(3,939)	(7,657)	(10,461)	(9,948)
Loss (gain) on early extinguishments of debt	558	(86)	1,029	(86)
Loss (gain) on settlement	29	—	(5,442)	—
Other	(317)	—	(2,245)	—

Other expenses	(1,771)	(8,454)	(15,234)	(2,451)

Total Other Expenses	$(1,771)	$(6,941)	$(14,373)	$285

Restructuring

Five Point Plan

        Between January 1, 2000 and September 30, 2002, we have sold or received repayments prior to maturity from investments in healthcare properties and mortgage receivables with net book values of $1.8 billion as part of the implementation of the Five Point Plan. During the three and nine month periods ended September 30, 2001, we recorded $617,000 and $1,840,000, respectively, of other expense related to severance and retention incentive compensation earned by certain healthcare segment employees based on achievement of healthcare asset sales goals and compliance with specified employment terms in order to facilitate the sale of certain healthcare assets and closing of our Needham, Massachusetts office by December 2002.

        During the three and nine months ended September 30, 2001, we recorded $796,000 related to professional fees incurred in connection with our corporate restructuring approved by the Boards of Directors.

        During the three and nine months ended September 30, 2001, we recorded a charge of $100,000 related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt.

Lodging Cost Control Initiative

        In June 2002, we reduced the staff at our San Antonio reservations call center by approximately 70 employees in response to the travel industry's shift toward online reservations and a decline in call volume. For the nine month period ended September 30, 2002, we recorded $338,000 of other expense related to severance compensation earned by the San Antonio reservations call center staff. In addition, for the nine month period ended September 30, 2002, we recorded $523,000 of other expense related to other lodging severance agreements.

        Changes in accrued restructuring costs were as follows:

	Severance & Other Exit Costs	Other	Total
	(In thousands)
December 31, 2001	$14,404	$6,936	$21,340
Additions	861	—	861
Payments	(4,592)	(3,952)	(8,544)
Accrual Adjustments	—	(500)	(500)

September 30, 2002	$10,673	$2,484	$13,157

Other

        During the three and nine month periods ended September 30, 2002, we recognized gains related to the sale of property, plant and equipment of $2,625,000 and $7,894,000, respectively, compared to gains of $3,505,000 and $5,610,000, during the three and nine month periods ended September 30, 2001, respectively. In addition, mortgage repayments resulted in gains of $1,314,000 and $2,567,000, for the three and nine month periods ended September 30, 2002, respectively, compared to gains of $4,152,000 and $4,360,000 for the three and nine month periods ended September 30, 2001, respectively. We also recorded a loss on the sale of an equity security of $22,000 during the nine months ended September 30, 2001.

        During the nine months ended September 30, 2002, we repaid approximately $178,595,000 in principal on notes payable and we repaid the entire balance on our term loan of $145,020,000. As a result, we recorded a net loss on extinguishments of debt of $558,000 and $1,029,000 during the three and nine months ended September 30, 2002, respectively. During the three and nine months ended September 30, 2001, we recorded a net gain on extinguishments of debt of $86,000.

        During the nine months ended September 30, 2002, we settled obligations and receivables related to properties previously sold that resulted in a gain on settlement of $5,442,000. As part of the settlement, we received a $2,300,000 recovery on receivables previously written off and our obligation of approximately $3,142,000, with respect to certain contingent liabilities related to prior healthcare asset sales, was relieved.

        During the three and nine month periods ended September 30, 2002, we recorded provisions and other expenses of approximately $1,900,000 compared to $9,933,000 during the nine month period ended September 30, 2001, on working capital and other receivables management considered uncollectable. We also recorded approximately $2,000 and $15,000, of bad debt recoveries during the three and nine month periods ended September 30, 2002, respectively, compared to $711,000 and $2,350,000, of bad debt recoveries during the three and nine month periods ended September 30, 2001, respectively.

        During the three and nine months ended September 30, 2002, we recorded adjustments of $317,000 and $1,776,000, respectively, to reduce previously recorded estimated costs related to the sale of our healthcare operation. In addition, during the nine months ended September 30, 2002, we received $469,000 in insurance proceeds on a key man life insurance policy.

12.  Income Taxes

        LQ Properties has elected to be taxed as a REIT under the Code and believes it has met all the requirements for qualification as such. Accordingly, LQ Properties will generally not be subject to federal income taxes on amounts distributed to shareholders, including LQ Corporation, provided it distributes annually at least 90 percent of its REIT taxable income (determined without regard to its dividends paid deduction and by excluding net capital gain) and meets certain other requirements for qualifying as a REIT. Generally no provision for federal income taxes is believed necessary in the financial statements of LQ Properties except for certain transactions resulting in capital gains which may require federal tax provisions and for subsidiaries taxable as C-corporations. However, during the three months ended September 30, 2002, LQ Properties determined that an income tax provision of $5,500,000 recorded at the time of the La Quinta merger was no longer required. Accordingly, that provision has been reversed and is included in income tax benefit (expense) for the three and nine months ended September 30, 2002. LQ Properties utilizes taxable REIT subsidiaries to conduct the operations of TeleMatrix, Inc. and to hold certain assets which LQ Properties could not hold directly. LQ Properties has accrued and paid federal and state income taxes on the earnings of such subsidiaries. During the three months ended September 30, 2002, LQ Properties recorded a deferred tax valuation allowance of approximately $2,779,000 with respect to a loss incurred by a taxable REIT subsidiary, which is included in income tax benefit (expense).

        LQ Corporation income tax benefit (expense) is based on reported earnings before income taxes, adjusted to give effect to the income tax consequences to LQ Corporation of any amounts attributable to minority interests. Deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting and such amounts recognized for tax purposes, which requires recognition of deferred tax liabilities and assets. Deferred income taxes include amounts attributable to LQ Properties, as those differences will affect amounts currently or ultimately required to be distributed by LQ Properties to LQ Corporation as taxable dividends. As a result of our restructuring, we recorded a one-time charge of approximately $196,520,000 in January 2002 to establish the net deferred tax liability of La Quinta and to recognize the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including NOLs of LQ Properties and LQ Corporation. As a result of recording the one-time charge, the valuation allowance that existed at December 31, 2001 with respect to the net deferred tax asset of LQ Corporation was reversed. As of January 2, 2002, our total NOL carryovers were approximately $339,557,000, none of which is subject to a valuation allowance. In addition, as of that date, LQ Properties had a capital loss carryover of approximately $24,626,000. The related deferred tax asset is subject to a full valuation allowance, as realization of this benefit within the five-year carryover period is not reasonably assured.

        Income tax expense for the nine months ended September 30, 2002 and 2001 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Net deferred tax liability recorded as a result of restructuring	$—	$—	$(196,520)	$—
Income taxes currently receivable (payable)	5,719	(1,632)	5,643	(2,025)
Deferred income tax benefit (expense)	9,477	—	3,977	—

Total income tax benefit (expense)	$15,196	$(1,632)	$(186,900)	$(2,025)

13.  Earnings Per Share

Earnings per share for LQ Corporation is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Loss before cumulative effect of change in accounting principle	$(26,648)	$(6,498)	$(222,003)	$(31,143)
Preferred stock dividends(a)	—	(4,500)	—	(13,500)

Loss available to common shareholders before cumulative effect of change in accounting principle	(26,648)	(10,998)	(222,003)	(44,643)
Cumulative effect of a change in accounting principle	—	—	(258,957)	856

Net loss available to common shareholders	$(26,648)	$(10,998)	$(480,960)	$(43,787)

Weighted average outstanding shares of paired common stock	143,325	143,077	143,151	143,013
Dilutive effect of stock options	—	—	—	—

Dilutive potential of paired common stock	143,325	143,077	143,151	143,013

EARNINGS PER SHARE—BASIC
Loss available to common shareholders before cumulative effect of change in accounting principle	$(0.19)	$(0.08)	$(1.55)	$(0.31)
Cumulative effect of a change in accounting principle	—	—	(1.81)	0.01

Net loss available to common shareholders	$(0.19)	$(0.08)	$(3.36)	$(0.30)

EARNINGS PER SHARE—DILUTED
Loss available to common shareholders before cumulative effect of change in accounting principle	$(0.19)	$(0.08)	$(1.55)	$(0.31)
Cumulative effect of a change in accounting principle	—	—	(1.81)	0.01

Net loss available to common shareholders	$(0.19)	$(0.08)	$(3.36)	$(0.30)

(a)
Subsequent to our restructuring, Series A and Series B preferred stock remain outstanding securities of LQ Properties and represent a minority interest in LQ Properties. Therefore, the redemption value of these preferred stock securities and the related preferred stock dividends have been presented as minority interests in the accompanying consolidated financial statements of LQ Corporation for the three and nine month periods ended September 30, 2002.

14.  Transactions between LQ Corporation and LQ Properties

        LQ Corporation, exclusive of its controlled subsidiaries, leases hotel facilities from LQ Properties and its subsidiaries. The hotel facility lease agreements between LQ Corporation and LQ Properties are for a five-year term expiring July 2003. Through March 31, 2002, the leases provided for a fixed payment of base rent plus a percentage rent based on room and other revenues and required LQ Properties to assume costs attributable to property taxes and insurance and to fund certain capital expenditures. At September 30, 2002 and December 31, 2001, LQ Corporation owed LQ Properties $163,633,000 related to these lease agreements. LQ Corporation has operated at a substantial loss due in part to the lease payments required to be made under the intercompany leases. We believe that the intercompany leases conformed with normal business practices at the time they were entered into and were consistent with leases entered into on an arm's length basis. Due to the unexpected shortfall in the operating revenues generated by the hotels compared to the operating revenues anticipated under the original lease agreements, LQ Properties and LQ Corporation have modified the lease agreements, effective April 1, 2002. The modified lease agreements provide for a percentage rent payment only in an amount equal to 40 percent of the gross revenues from the hotel facilities. The obligations of LQ Properties to pay property taxes and insurance and to fund certain capital expenditures remain substantially unchanged in the modified leases. The lease modifications described above will result in a decline in revenue for LQ Properties.

        LQ Corporation also has a royalty arrangement with LQ Properties for the use of the La Quinta trade name at a rate of approximately 2.5% of gross revenue, as defined in the royalty agreement. The royalty agreement expires on July 17, 2003 and will renew automatically for additional five-year terms unless earlier terminated. At September 30, 2002 and December 31, 2001, LQ Corporation owed LQ Properties $7,870,000 related to the royalty arrangement.

        As a part of the restructuring completed on January 2, 2002, LQ Properties exchanged its interest in two limited liability companies, which held brand intangibles and related rights, for 9,430,000 unpaired shares of LQ Corporation common stock.

        LQ Properties has elected to treat what was formerly a non-taxable REIT subsidiary as a taxable REIT subsidiary in order to ensure continued compliance with the REIT qualification requirements. As a result of this election, the subsidiary will be able to utilize a net deferred tax asset previously available only to LQ Corporation. Accordingly, LQ Properties has recognized a net tax benefit of approximately $8,253,000, comprised of the benefit transferred, $11,032,000, less a valuation allowance of $2,779,000. There is no effect on the consolidated income of LQ Corporation, other than the establishment of the valuation allowance of $2,779,000 which is included in income tax expense.

        On September 30, 2002, LQ Properties paid a dividend of $20,000,000 to holders of its Class A common stock. LQ Corporation is the sole holder of LQ Properties Class A common stock. LQ Corporation immediately used the dividend to pay accrued interest and a portion of the principal balance of a revolving note payable to LQ Properties. After this payment, the balance of the revolving note was approximately $14,885,000. On September 26, 2002, the Board of Directors of LQ Properties declared an additional dividend of $10,575,000 to be paid on October 31, 2002 to LQ Corporation, again in its capacity as the sole holder of LQ Properties Class A common stock.

        LQ Corporation provides certain management services to LQ Properties primarily related to executive management, general tax preparation, consulting, legal, accounting and certain aspects of human resources. LQ Properties compensates LQ Corporation for the direct costs of providing such services.

15.  Subsequent Events

        On October 31, 2002, LQ Properties paid a dividend of $10,575,000 to the sole holder of its Class A common stock, LQ Corporation. On November 8, 2002, LQ Properties paid a dividend of $10,000,000 to the sole holder of its Class A Common Stock, LQ Corporation, which was declared by the Board of Directors on October 24, 2002.

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

General

        We are a leading limited service lodging company providing clean and comfortable rooms in convenient locations at affordable prices. We are one of the largest owner/operators of limited service hotels in the United States. We owned and operated 214 La Quinta Inns and 73 La Quinta Inn & Suites containing approximately 37,000 rooms as of September 30, 2002. We strive to design hotels that attract both business and leisure travelers seeking quality rooms that are generally comparable to those of mid-price, full service hotels, but at lower average room rates. We believe that by not providing full-service, management-intensive facilities and services, such as in-house restaurants, cocktail lounges or room service, that typically carry high fixed costs and low margins, we are able to deliver a product that satisfies our customers' needs and price expectations, while also permitting us to concentrate on the variable cost structure and the high-margin nature of our limited service product.

        In addition to owning and operating our hotel properties, we began, in late 2000, to license the use of our proprietary brand names, including La Quinta®, La Quinta Inns and La Quinta Inn & Suites, in return for royalty and other fees through license agreements with franchisees. As of September 30, 2002, our franchisees operated 27 La Quinta Inns and 23 La Quinta Inn & Suites representing over 4,000 rooms under our brands.

        As of September 30, 2002, we have completed the sale of our healthcare related assets that have been held for sale. We currently intend to hold a few remaining healthcare related notes receivable that we took back as part of our healthcare asset sale program. As of September 30, 2002, we provided financing for 2 healthcare facilities operated by one unrelated third party operator as well as hold seller notes to two other unrelated parties.

        In addition to hotel properties, we own and operate TeleMatrix, Inc., a provider of telephones and related telecommunication software and equipment for the lodging industry.

        Over the last two years, we have undergone significant financial and strategic changes. In January 2000, we began a strategy of selling non-lodging real estate assets in order to focus on our lodging business. As a result of that change in strategy, we replaced substantially all of our senior management with executives who have, on average, approximately 25 years of experience in lodging and lodging-related industries. Over the last two years, we have improved the operations of our lodging assets, including the reduction of costs and the introduction of a franchising program. During that period, we have also sold approximately $1.8 billion of our non-lodging assets, the proceeds of which were applied to reduce indebtedness and strengthen our balance sheet.

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

        As part of our continued focus on the improvement of revenue performance, we announced the launch of a redesigned loyalty program on September 24, 2002, called La Quinta Returns®. While the previous program allowed members to earn "free stay" certificates, the new La Quinta Returns program allows members to earn points that can be redeemed for a variety of rewards, in addition to free stay certificates. Members now earn points based on dollars spent and may redeem them for airline miles, free stay certificates and various other rewards. As a result, during the three and nine months ended September 30, 2002, we recorded a liability of approximately $2,650,000 related to our estimate of the liability for points credited to members' accounts under the program. In addition, we added several new electronic distribution channels during the third quarter and are currently increasing and reshaping our sales force to put more emphasis on "backyard sales".

Definitions of Non-GAAP Terms

        "EBITDA" means income or loss from continuing operations plus interest, income taxes, depreciation and amortization; adjusted for gain or loss on sale of assets, other income, impairment provisions, provision for loss on equity securities and other nonrecurring expenses. "Recurring Net Income available to common shareholders" is net income available to shareholders plus the cumulative effect of changes in accounting principles, extraordinary gains or losses, gains or losses on the sales of assets, impairment of property, plant and equipment, mortgages and other notes receivable, other nonrecurring expenses, and the related income tax effects. "Cash Earnings" means Recurring Net Income available to common shareholders plus deferred taxes, depreciation and amortization and other non-cash adjustments. Neither EBITDA, Recurring Net Income available to common shareholders, nor Cash Earnings are intended to represent cash flow or any other measure of performance in accordance with GAAP. EBITDA, Recurring Net Income available to common shareholders and Cash Earnings are used because our management believes that certain investors find these terms to be useful tools for measuring our performance. We have provided a reconciliation of net income (loss) calculated in accordance with GAAP to EBITDA in this joint quarterly report below and under the heading "La Quinta Corporation—Results of Operations" and a reconciliation of net income (loss) calculated in accordance with GAAP to Recurring Net Income available to common shareholders and Cash Earnings under the heading "Recurring Net Income Available to Common Shareholders, Cash Earnings and EBITDA."

La Quinta Corporation—Results of Operations

        We earn revenue primarily by owning and operating 214 La Quinta Inns and 73 La Quinta Inn & Suites as well as licensing the use of our brand in return for license and other fees under our franchise program.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
REVENUE:
Lodging	$135,344	$146,261	$409,370	$458,013
Other	1,392	13,541	11,344	65,527

Total revenue	136,736	159,802	420,714	523,540

OPERATING EXPENSES:
Lodging	93,267	93,028	270,479	277,567
Other	1,340	1,993	5,112	8,441

Total operating expenses	94,607	95,021	275,591	286,008

EBITDA:
Lodging	42,077	53,233	138,891	180,446
Other(1)	52	11,548	6,232	57,086

Total EBITDA	42,129	64,781	145,123	237,532

Reconciliation to Consolidated Financial Statements:
Depreciation and amortization
Lodging	29,583	27,924	91,880	84,347
Other	—	1,198	125	4,019
Amortization of goodwill	—	5,296	—	16,508
Interest, net	14,353	20,782	51,529	79,130
Impairment of property, plant and equipment, mortgages and other notes receivable	29,187	21,268	29,187	81,876
Impairment of goodwill	8,000	—	8,000	—
Other	(1,771)	(6,941)	(14,373)	285

	79,352	69,527	166,348	266,165
Income (loss) before minority interest, income taxes and cumulative effect of change in accounting principle	(37,223)	(4,746)	(21,225)	(28,633)
Minority interest	(4,621)	(120)	(13,878)	(485)
Income tax benefit (expense)	15,196	(1,632)	(186,900)	(2,025)

Income (loss) before cumulative effect of change in accounting principle	(26,648)	(6,498)	(222,003)	(31,143)
Cumulative effect of change in accounting principle	—	—	(258,957)	856

Net income (loss)	(26,648)	(6,498)	(480,960)	(30,287)
Preferred stock dividends	—	(4,500)	—	(13,500)

Net income (loss) available to common shareholders	$(26,648)	$(10,998)	$(480,960)	$(43,787)

(1)
Other EBITDA includes other revenues and expenses that will continue after all planned healthcare asset sales are completed.

Comparison of the Three Months Ended September 30, 2002 to the Three Months Ended September 30, 2001

        Net loss available to common paired shareholders was $26,648,000, or $0.19 per diluted common paired share, for the three months ended September 30, 2002 compared to a net loss available to common paired shareholders of $10,998,000, or $0.08 per diluted common paired share, for the three months ended September 30, 2001, an increase of $15,650,000, or $0.11 per diluted common paired share. The increase in net loss available to common paired shareholders was primarily due to:

  •
  Decreases in lodging and other revenues of approximately $23,066,000 to $136,736,000 for the three months ended September 30, 2002 compared to $159,802,000 for the three months ended September 30, 2001;

  •
  Nonrecurring net impairments on property, plant and equipment, mortgages and other notes receivable recorded during the three months ended September 30, 2002 of approximately $29,187,000 compared to $21,268,000 recorded during the three months ended September 30, 2001; and

  •
  Nonrecurring impairments of goodwill of approximately $8,000,000 recorded during the three months ended September 30, 2002 related to our TeleMatrix telecommunications reporting unit.

        The following table summarizes statistical lodging data for the three months ended September 30, 2002 and 2001(1):

	2002	2001
Company-owned Hotels in Operation	287	293
Company-owned Hotels Under Construction or Refurbishment	—	4
Number of Franchise Hotels Open	50	8

Total hotels	337	305
Total Company-owned:
Available Room-Nights(2)	3,457	3,538
Occupancy Percentage	61.1%	63.0%
ADR(3)	$60.22	$60.62
RevPAR(4)	$36.77	$38.20
Comparable Company-owned:
Comparable Owned Hotels(5)	282	282
Available Room-Nights(2)	3,374	3,374
Occupancy Percentage	61.2%	63.5%
ADR(3)	$60.18	$61.03
RevPAR(4)	$36.83	$38.75

(1)
Unless otherwise noted, operating data is only for company-owned hotels.

(2)
Available room-night count in thousands.

(3)
Represents average daily rate.

(4)
Represents net revenue per available room.

(5)
Represents hotels open for more than one year.

Revenues and Expenses

        Lodging revenues decreased by $10,917,000, or 7.5%, to $135,344,000 for the three months ended September 30, 2002 compared to $146,261,000 for the three months ended September 30, 2001.

Lodging revenues include revenues from room rentals and other revenue sources from company-owned hotels, such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. In addition, lodging revenues include franchise fees charged to franchisees for operating under the La Quinta brand name and using our hotel designs, operating systems and procedures. Lodging revenues also include revenues related to TeleMatrix, a provider of telephones, software and equipment for the lodging industry of approximately $3,027,000. Approximately $127,134,000, or 94%, of lodging revenues were derived from room rentals. The decrease in lodging revenues was primarily due to a decrease in room revenues. Room revenue is dictated by demand, measured as occupancy percentage; pricing, measured as average daily rate, or ADR; and the level of available room inventory. Room revenues decreased during the three months ended September 30, 2002 compared to the three months ended September 30, 2001 due to several factors, including but not limited to:

  •
  Continuing decreases in demand resulting from the downturn in the national economy and the aftermath of the September 11, 2001 terrorist attacks on the United States. Business and leisure travel continued to lag during the three months ended September 30, 2002 as companies reduced corporate travel and the demand from leisure travelers remained weak. This reduced demand was reflected in the decrease in our occupancy percentage by 1.9 percentage points to 61.1% for the three months ended September 30, 2002 compared to 63.0% for the three months ended September 30, 2001.

  •
  Continuing declines in the percentage of full rate customers and reductions in rates in response to decreased demand. As a result, our ADR decreased $0.40, or 0.7%, to $60.22 for the three months ended September 30, 2002 compared to $60.62 for the three months ended September 30, 2001.

  •
  Sale of hotel properties during 2001 and 2002 caused decreases in room revenues for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Available room inventory decreased by 80,000 room-nights due to the sale of three hotels during the last three months of 2001 and six hotels during the first nine months of 2002. The impact on room revenues during the three months ended September 30, 2002 due to such sales was approximately $1,972,000.

        Net revenue per available room, or RevPAR, which is the product of ADR and occupancy percentage, decreased $1.43, or 3.7%, to $36.77 for the three months ended September 30, 2002 compared to $38.20 for the three months ended September 30, 2001. RevPAR declined as a result of the above mentioned factors. We expect these weak demand trends to continue into the fourth quarter.

        Other revenues include revenues from leasing and mortgage financing on healthcare real estate. Other revenues decreased by $12,149,000, or 89.7%, to $1,392,000 for the three months ended September 30, 2002, compared to $13,541,000 for the three months ended September 30, 2001. The decrease in other revenues was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages during the last three months of 2001 and the first nine months of 2002. Assets that were sold in the twelve months subsequent to September 30, 2001 generated revenues of $10,587,000 during the three months ended September 30, 2001. The revenues during the three months ended September 30, 2002 from assets remaining in our healthcare portfolio at September 30, 2002 were $1,342,000.

        Direct lodging operations expenses decreased by $3,826,000, or 5.9%, to $61,360,000 for the three months ended September 30, 2002 compared to $65,186,000 for the three months ended September 30, 2001. Direct lodging operating costs include costs directly associated with the operation of the hotels such as direct labor, utilities and hotel supplies. Direct lodging operating costs decreased during the three months ended September 30, 2002 due to the continued emphasis on cost control and the decrease in occupancy and available rooms which resulted in the reduction of certain variable costs during the three months ended September 30, 2002 compared to the three months ended September 30, 2001 such as:

  •
  Salaries and related benefits decreased $2,063,000 or 6.6%; and

  •
  Other variable expenses, including supplies, travel agency commissions, purchased services, guest services and credit card processing costs, decreased by $1,718,000, or 14.8%.

In addition, energy costs decreased by $363,000 for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 due to decreases in energy rates coupled with a decrease in usage resulting from the decline in occupancy.

        Other lodging expenses increased by $1,570,000, or 8.2%, to $20,615,000 for the three months ended September 30, 2002 compared to $19,045,000 for the three months ended September 30, 2001. Other lodging expenses include property taxes, insurance, certain returns loyalty program expenses, certain franchise-related program costs, corporate allocations charged to inn operations and the costs of goods sold for our TeleMatrix subsidiary. The net increase in other lodging expenses was comprised of:

  •
  Increases in the La Quinta Returns loyalty program expenses of approximately $2,817,000 primarily related to the redesign of the program launched in September 2002 (as more fully disclosed previously). Expenses related to the program's redesign included a one-time charge of approximately $2,650,000 incurred in connection with conversion of the program to a points system. We anticipate that expenses of the re-designed La Quinta Returns program will continue to be higher than expenses of the previous loyalty program;

  •
  Increases in casualty insurance costs of approximately $422,000. The events of September 11th and their aftermath are expected to further negatively impact our ability to obtain, and the cost of, insurance coverage; and

  •
  Offsetting decreases in lodging property taxes of $198,000 and corporate overhead allocations (based on a percentage of hotel revenues) of $385,000 as well as a decrease in TeleMatrix costs of sales of $1,041,000.

        General and administrative expenses increased by approximately $1,842,000, or 17.1%, to $12,632,000 for the three months ended September 30, 2002 compared to $10,790,000 for the three months ended September 30, 2001. General and administrative expenses include, among other costs, information services, legal, finance and accounting costs, sales, marketing, reservations, human resources and corporate operations. The increase in general and administrative costs primarily relates to additional expenses resulting from sales and marketing initiatives, new quality assurance initiatives, certain litigation costs, as well as compensation expense related to an executive supplemental retirement plan. These increases were offset by decreases in expenses incurred to support our healthcare operations during the three months ended September 30, 2002. We anticipate that general and administrative expenses will continue to increase due to planned expansion of our sales force and the decline in corporate overhead allocations related to services provided to the hotels that are based on a percentage of hotel revenues.

Depreciation and Amortization Expense

        Depreciation, amortization and write-offs increased by $461,000, or 1.59%, to $29,583,000 for the three months ended September 30, 2002 compared to $29,122,000 for the three months ended September 30, 2001. This increase is primarily due to early retirement losses of $1,509,000 on hotel capital assets replaced during our ongoing renovation program, a $286,000 write-off of certain internal and external software costs as well as additional depreciation related to new properties put in service and depreciation on assets related to our ongoing renovation program. This increase was partially offset by a decrease of approximately $1,909,000 in depreciation related to the reclassification of certain healthcare and lodging properties to held for sale since September 30, 2001.

Interest Expense, Net

        Interest expense, net decreased by $6,429,000, or 30.9%, to $14,353,000 during the three months ended September 30, 2002 compared to $20,782,000 during the three months ended September 30, 2001. The decrease in interest expense is due to the reduction of debt of $430,914,000 from September 30, 2001 to September 30, 2002. The reduction in debt was the result of the application of proceeds generated from asset sales and mortgage repayments during the last three months of 2001 and the first nine months of 2002. This decrease was offset by a decline of $200,000 in interest income from investment of cash reserves from the three months ended September 30, 2002 compared to the same period in 2001.

Impairment of Property, Plant and Equipment, Mortgages and Other Notes Receivable

        A net impairment recovery on assets held-for-sale of $5,478,000 was recorded during the three months ended September 30, 2002. This compares to impairments of $19,268,000 for the three months ended September 30, 2001.

        An impairment on property, plant and equipment held-for-use of $34,565,000 was recorded for the three months ended September 30, 2002, where current facts, circumstances and analysis indicated that the assets were impaired. There were no impairments recorded on assets held-for-use for the three months ended September 30, 2001.

        Assets related to the mortgage portfolio were not further impaired during the three months ended September 30, 2002 and were reduced by impairments of $2,000,000 for the three months ended September 30, 2001.

        Impairments on other notes receivable of $100,000 were recorded during the three months ended September 30, 2002. There were no impairments recorded on other notes receivables for the three months ended September 30, 2001.

        For a discussion of the factors leading to management's decision to record impairments on property, plant and equipment, mortgages and other notes receivable, please refer to the information in our joint annual report under the heading "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Critical Accounting Policies and Estimates."

Other

        During the three months ended September 30, 2001, we recorded $617,000 of other expense related to severance and retention incentive compensation earned by certain healthcare segment employees based on achievement of healthcare asset sales goals and compliance with specified employment terms in order to facilitate the sale of certain healthcare assets and closing of our Needham, Massachusetts office by December 2002.

        During the three months ended September 30, 2001, we recorded $796,000 related to professional fees incurred in connection with our corporate restructuring approved by the Boards of Directors.

        During the three months ended September 30, 2001, we recorded a charge of $100,000 related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt.

        During the three months ended September 30, 2002, we recognized gains related to the sale of property, plant and equipment of $2,625,000 compared to gains of $3,505,000 during the three months ended September 30, 2001. In addition, mortgage repayments resulted in gains of $1,314,000 for the three months ended September 30, 2002 compared to gains of $4,152,000 for the three months ended September 30, 2001.

        During the three months ended September 30, 2002, we repaid approximately $146,179,000 in principal on notes payable. As a result, we recorded a net loss on extinguishments of debt of $558,000 during the three months ended September 30, 2002. During the three months ended September 30, 2001, we recorded a net gain on extinguishments of debt of $86,000.

        During the three months ended September 30, 2002, we recorded provisions of approximately $1,900,000 on working capital and other receivables management considered uncollectable. We also recorded approximately $2,000 of bad debt recoveries during the three months ended September 30, 2002 compared to $711,000 during the three months ended September 30, 2001.

        During the three months ended September 30, 2002, we recorded an adjustment of approximately $317,000 to reduce previously recorded estimated costs related to our pending exit of our healthcare operations.

Impairment of Goodwill

        During the three months ended September 30, 2002, we wrote off $8,000,000 of goodwill related to our TeleMatrix telecommunications reporting unit due to continued decline in that reporting unit's operations and based on results of impairment tests conducted during the third quarter 2002 as required by SFAS 142.

Income Taxes

        As a result of our corporate restructuring, we recorded a one-time charge of approximately $196,520,000 in January 2002 to establish the net deferred tax liability of La Quinta and to recognize the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including NOLs of LQ Properties and LQ Corporation. As a result of recording the one-time charge, the valuation allowance that existed at December 31, 2001 with respect to the net deferred tax asset of LQ Corporation was reversed.

        During the three months ended September 30, 2002, LQ Properties determined that an income tax provision of $5,500,000 recorded at the time of the La Quinta merger was no longer required. Accordingly, that provision was reversed and is included in income tax benefit for the three month period ended September 30, 2002. In addition, during the three month period ended September 30, 2002, LQ Properties recorded a deferred tax valuation allowance of approximately $2,779,000 with respect to a loss incurred by a taxable REIT subsidiary, which is included in income tax benefit.

Comparison of the Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001

        Net loss available to common paired shareholders increased by $437,173,000, or $3.06 per diluted common share, to $480,960,000, or $3.36 per diluted common paired share, for the nine months ended September 30, 2002, compared to a net loss of $43,787,000, or $0.30 per diluted common paired share, for the nine months ended September 30, 2001. The increase in net loss available to common shareholders was primarily due to:

  •
  A one-time charge of approximately $196,520,000 recorded to establish the net deferred tax liability of La Quinta and recognize the future impact of temporary differences between book value and tax basis of lodging and healthcare assets and liabilities, including NOLs of LQ Properties and LQ Corporation;

  •
  A charge of approximately $258,957,000 recorded as a cumulative effect of change in accounting principle to reflect an adjustment to goodwill as a result of the implementation of SFAS 142; and

  •
  An impairment of goodwill of approximately $8,000,000 related to our TeleMatrix telecommunications reporting unit.

        The following table summarizes statistical lodging data for the nine months ended September 30, 2002 and 2001(1):

	2002	2001
Company-owned Hotels in Operation	287	293
Company-owned Hotels Under Construction or Refurbishment	—	4
Number of Franchise Hotels Open	50	8

Total hotels	337	305
Total Company-owned:
Available Room-Nights(2)	10,319	10,549
Occupancy Percentage	61.8%	65.2%
ADR(3)	$60.30	$61.87
RevPAR(4)	$37.25	$40.35
Comparable Company-owned:
Comparable Owned Hotels(5)	282	282
Available Room-Nights(2)	10,013	10,014
Occupancy Percentage	62.1%	65.8%
ADR(3)	$60.30	$62.40
RevPAR(4)	$37.45	$41.04

(1)
Unless otherwise noted, operating data is only for company-owned hotels.

(2)
Available room-night count in thousands.

(3)
Represents average daily rate.

(4)
Represents net revenue per available room.

(5)
Represents hotels open for more than one year.

Revenues and Expenses

        Lodging revenues decreased by $48,643,000, or 10.6%, to $409,370,000 for the nine months ended September 30, 2002 compared to $458,013,000 for the nine months ended September 30, 2001. Lodging revenues include revenues related to TeleMatrix, a provider of telephones, software and equipment for the lodging industry of approximately $9,576,000. The decrease in lodging revenues was primarily due to a decrease in room revenues, which accounts for 93.9% of lodging revenues. Room revenues decreased during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 due to several factors, including:

  •
  Continuing decreases in demand resulting from the downturn in the national economy and the aftermath of the September 11, 2001 terrorist attacks on the United States. Business and leisure travel continued to lag during the first nine months of 2002 as companies reduced corporate travel and the demand from leisure travelers remained weak. This reduced demand was reflected in the decrease in our occupancy percentage by 3.4 percentage points to 61.8% for the nine months ended September 30, 2002 compared to 65.2% for the nine months ended September 30, 2001;

  •
  Continuing declines in the percentage of full rate customers and reductions in rates in response to decreased demand. As a result, our ADR decreased $1.57, or 2.5%, to $60.30 for the nine months ended September 30, 2002 compared to $61.87 for the nine months ended September 30, 2001; and

  •
  Sale of hotel properties during 2001 and 2002 caused decreases in room revenues for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Available room inventory decreased by 231,000 room-nights due to the sale of three hotels during the last three months of 2001 and six hotels during the first nine months of 2002. The impact on room revenues during the nine months ended September 30, 2002 due to such sales was approximately $5,776,000.

        RevPAR decreased $3.10, or 7.7%, to $37.25 for the nine months ended September 30, 2002 compared to $40.35 for the nine months ended September 30, 2001. RevPAR declined as a result of the above mentioned factors. We expect these weak demand trends to continue into the fourth quarter.

        Other revenues decreased by $54,183,000, or 82.7%, to $11,344,000 for the nine months ended September 30, 2002, compared to $65,527,000 for the nine months ended September 30, 2001. The decrease in other revenues was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages during the last three months of 2001 and the first nine months of 2002. Assets included in our healthcare portfolio at September 30, 2001 that were sold in the subsequent twelve months generated revenues of $28,996,000 during the nine months ended September 30, 2001. The revenues during the nine months ended September 30, 2002 from assets remaining in our healthcare portfolio at September 30, 2002 was $3,669,000.

        Direct lodging operations expenses decreased by $13,476,000, or 7.0%, to $178,799,000 for the nine months ended September 30, 2002 compared to $192,275,000 for the nine months ended September 30, 2001. Direct lodging operating costs decreased during the nine months ended September 30, 2002 due to the continued emphasis on cost control, the decrease in occupancy and available rooms which resulted in the reduction of certain variable costs during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 such as:

  •
  Salaries and related benefits decreased $7,024,000, or 7.4%;

  •
  Other variable expenses, including supplies, travel agency commissions, purchased services, guest services, vehicle and credit card processing costs, decreased by $5,890,000, or 17.0%; and

  •
  Offset by increases in advertising and repair and maintenance of $677,000.

        In addition, energy costs decreased by $1,477,000 for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 due to decreases in energy rates coupled with a decrease in usage resulting from the decline in occupancy.

        Other lodging expenses increased by $701,000, or 1.2%, to $58,883,000 for the nine months ended September 30, 2002 compared to $58,182,000 for the nine months ended September 30, 2001. The net increase in other lodging expenses was comprised of:

  •
  Increases in franchise related expenses of approximately $2,831,000. Franchise expenses have increased and should continue to increase in connection with franchise openings;

  •
  Increases in the La Quinta Returns loyalty program expenses of approximately $2,846,000 primarily related to the redesign of the program (as more fully disclosed previously) which included a $2,650,000 one-time charge incurred in connection with conversion of the program to a point system;

  •
  Increases in insurance costs of approximately $1,423,000. The events of September 11th and their aftermath are expected to further negatively impact our ability to obtain, and the cost of, insurance coverage; and

  •
  Offsetting decreases in lodging property taxes of $1,260,000 and corporate overhead allocations (based on a percentage of hotel revenues) of $3,114,000 as well as reductions of $2,999,000 in TeleMatrix costs of sales.

        General and administrative expenses increased by approximately $2,358,000, or 6.6%, to $37,909,000 for the nine months ended September 30, 2002 compared to $35,551,000 for the nine months ended September 30, 2001. The increase in general and administrative costs primarily relates to additional expenses related to sales and marketing initiatives, new quality assurance initiatives, certain litigation costs as well as compensation expense related to an executive supplemental retirement plan. These increases were offset by decreases in expenses incurred to support our healthcare operations during the nine months ended September 30, 2002. We anticipate that general and administrative expenses will continue to increase due to planned expansion of our sales force and the decline in corporate overhead allocations related to services provided to the hotels that are based on a percentage of hotel revenues.

Depreciation and Amortization Expense

        Depreciation, amortization and write-offs increased by $3,639,000, or 4.1%, to $92,005,000 for the nine months ended September 30, 2002 compared to $88,366,000 for the nine months ended September 30, 2001. This increase is primarily due to early retirement losses of $1,509,000 on hotel capital assets replaced during our ongoing renovation program, $4,903,000 of write-offs of certain internal and external software costs as well as additional depreciation related to new properties put in service and depreciation on assets related to our ongoing renovation program. This increase was partially offset by a decrease of approximately $6,004,000 in depreciation related to the reclassification of certain healthcare and lodging properties to held for sale since September 30, 2001.

Interest Expense, Net

        Interest expense, net decreased by $27,601,000, or 34.9%, to $51,529,000 during the nine months ended September 30, 2002 compared to $79,130,000 during the nine months ended September 30, 2001. The decrease in interest expense is due to the reduction of debt of $430,914,000 from September 30, 2001 to September 30, 2002. The reduction of debt was the result of the application of proceeds generated from asset sales and mortgage repayments during the last three months of 2001 and the first nine months of 2002, and an increase in interest income from investment of cash reserves of $369,000 for the nine months ended September 30, 2002. In addition, interest expense for the nine months ended September 30, 2001 included a $2,092,000 charge to recognize the ineffective portion of the change in fair value of the interest rate swap through income under SFAS 133. The decrease in interest expense during the nine months ended September 30, 2002, was partially offset by acceleration of our amortization of debt issuance costs of $1,898,000 in connection with the repayment of our term loan in June 2002.

Impairment of Property, Plant and Equipment, Mortgages and Other Notes Receivable

        A net impairment recovery on assets held-for-sale of $5,478,000 was recorded during the nine months ended September 30, 2002. This compares to impairments of $38,745,000 for the nine months ended September 30, 2001.

        Impairments on property, plant and equipment held-for-use of $34,565,000 and $20,534,000 were recorded during the nine months ended September 30, 2002 and 2001, respectively, where current facts, circumstances and analysis indicated that the assets were potentially impaired.

        Assets related to the mortgage portfolio were not further impaired during the nine months ended September 30, 2002 and were reduced by impairments of $22,597,000 for the nine months ended September 30, 2001.

        Impairments on other notes receivable of $100,000 were recorded during the nine months ended September 30, 2002. There were no impairments recorded on other notes receivables for the nine months ended September 30, 2001.

Other

        In June 2002, we reduced the staff at our San Antonio reservations call center by approximately 70 employees in response to the travel industry's shift toward online reservations and a decline in call volume. For the nine months ended September 30, 2002, we recorded $338,000 of other expense related to severance compensation earned by the San Antonio reservations call center staff. In addition, for the nine months ended September 30, 2002, we recorded $523,000 of other expense related to other lodging severance agreements.

        During the nine months ended September 30, 2001, we recorded $1,840,000 of other expense related to severance and retention incentive compensation earned by certain healthcare segment employees based on achievement of healthcare asset sales goals and compliance with specified employment terms in order to facilitate the sale of certain healthcare assets and the closing of our Needham, Massachusetts office by December 2002.

        During the nine months ended September 30, 2001, we recorded $796,000 related to professional fees incurred in connection with our corporate restructuring approved by the Board of Directors.

        During the nine months ended September 30, 2001, we recorded a charge of $100,000 related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt.

        During the nine months ended September 30, 2002, we recognized gains related to the sale of property, plant and equipment of $7,894,000 compared to gains of $5,610,000 during the nine months ended September 30, 2001. In addition, mortgage repayments resulted in gains of $2,567,000 for the nine months ended September 30, 2002 compared to gains of $4,360,000 for the nine months ended September 30, 2001. We also recorded a loss on the sale of an equity security of $22,000 during the nine months ended September 30, 2001.

        During the nine months ended September 30, 2002, we repaid approximately $178,595,000 in principal on notes payable and we prepaid the entire balance on the term loan of $145,020. As a result, we recorded a net loss on extinguishments of debt of $1,029,000 during the nine months ended

September 30, 2002. During the nine months ended September 30, 2001, we recorded a net gain on extinguishments of debt of $86,000.

        During the nine months ended September 30, 2002, we settled obligations and receivables related to properties previously sold that resulted in a gain on settlement of $5,442,000. As part of the settlement, we received a $2,300,000 recovery on receivables previously written off and our obligation of approximately $3,142,000, with respect to certain contingent liabilities related to prior healthcare asset sales, was relieved.

        During the nine months ended September 30, 2002, we recorded provisions of approximately $1,900,000 compared to $9,933,000 during the nine months ended September 30, 2001, on working capital and other receivables management considered uncollectable. We also recorded approximately $15,000 of bad debt recoveries during the nine months ended September 30, 2002 compared to $2,350,000 during the nine months ended September 30, 2001.

        During the nine months ended September 30, 2002, we recorded an adjustment of approximately $1,776,000 to reduce previously recorded estimated costs related to our pending exit of our healthcare operations. In addition, during the nine months ended September 30, 2002, we received $469,000 in insurance proceeds on a key man life insurance policy.

Impairment of Goodwill

        In January 2002, we recorded a charge to earnings related to implementation of SFAS 142 that is reported as a cumulative effect of the change in accounting principle of approximately $258,957,000 to reflect an adjustment to goodwill. As a result, we anticipate an annual decrease in amortization of goodwill and a corresponding annual increase to net income of $16,472,000. During September 2002, we wrote off $8,000,000 of goodwill related to our TeleMatrix telecommunications reporting unit due to continued decline in that reporting unit's operations and based on results of impairment tests conducted during the third quarter 2002 as required by SFAS 142.

Income Taxes

        As a result of our corporate restructuring, we recorded a one-time charge of approximately $196,520,000 in January 2002 to establish the net deferred tax liability of La Quinta and to recognize the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including NOLs of LQ Properties and LQ Corporation. As a result of recording the one-time charge, the valuation allowance that existed at December 31, 2001 with respect to the net deferred tax asset of LQ Corporation was reversed.

        During the nine months ended September 30, 2002, LQ Properties determined that an income tax provision of $5,500,000 recorded at the time of the La Quinta merger was no longer required. Accordingly, that provision was reversed and is included in income tax expense for the nine month period ended September 30, 2002. In addition, during the nine month period ended September 30, 2002, LQ Properties recorded a deferred tax valuation allowance of approximately $2,779,000 with respect to a loss incurred by a taxable REIT subsidiary, which is included in income tax expense.

Change in Accounting Principle

        We implemented the provisions of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" in 2002. As a result of the adoption of SFAS 144, gains and losses on long-lived assets classified as held-for-sale subsequent to the January 1, 2002, effective date of SFAS 144, will be classified as gains or losses from disposal of discontinued operations. Gains and losses on long-lived assets classified as held-for-sale disposed of during the nine months ended September 30, 2002 and 2001 have been classified in continuing operations because restatement of prior periods is not permitted under SFAS 144 and no assets have been transferred to the held-for-sale category subsequent to December 31, 2001.

        In 2002, we adopted the provisions of SFAS 145. SFAS 145, among other things, rescinds SFAS 4, which required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of related income tax effects. SFAS 145 is to be applied in fiscal years beginning after May 15, 2002 and encourages early application of the rescission of SFAS 4. As a result, we have classified losses on early extinguishment of debt during the nine months ended September 30, 2002 of $1,029,000 and the gain on early extinguishment of debt during the nine months ended September 30, 2001 of $86,000 in other expense from continuing operations.

        In January 2002, we recorded a charge to earnings related to implementation of SFAS 142 that is reported as a cumulative effect of the change in accounting principle of approximately $258,957,000 to reflect an adjustment to goodwill. As a result, we anticipate an annual decrease in amortization of goodwill and a corresponding annual increase to net income of $16,472,000. During September 2002, we wrote off the remaining $8,000,000 of goodwill related to our TeleMatrix telecommunications reporting unit due to continued decline in that reporting unit's operations and based on results of impairment tests conducted during the third quarter 2002 as required by SFAS 142.

        During the three months ended March 31, 2001, our interest rate swap was not designated as a hedging instrument and, therefore, $1,236,000 was recorded as a charge to earnings during the three months ended March 31, 2001 comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle, related to implementation of SFAS 133, of $856,000. On June 27, 2001, we settled our interest rate swap agreement at its fair market value of approximately $566,000, decreasing interest expense by $670,000 to record the difference between the recorded liability and the fair market value on the date of settlement. We have not entered into any interest rate swap agreements as of September 30, 2002.

Liquidity and Capital Resources

Overview

        We had approximately $226 million of liquidity, which was composed of $24 million of cash and $202 million of unused capacity under our $225 million revolving credit facility as of September 30, 2002 after giving effect to approximately $23 million of letters of credit issued thereunder. Of the $23 million of letters of credit, approximately $18 million support insurance arrangements and $5 million guarantee the payment of principal and interest on industrial revenue bonds, which are the obligation of an unrelated third party. The letter of credit supporting the industrial revenue bonds expires in January 2003. Because the bonds require full-year extensions of the letter of credit and since our credit facility matures on May 31, 2003 (without considering extension options), we do not expect to renew the letter of credit. As a result, we expect to fund the repurchase of the bonds in January 2003. This is similar to what we did in June 2001, which was subsequently followed by a reissuance of the bonds. The guarantee of the bonds was a condition of the sale of a healthcare asset by us to the third party in September 1995.

        In addition, as of September 30, 2002, we had $42 million in net book value, after impairment adjustments, of lodging assets held-for-sale. Our cash, combined with the expected net proceeds from assets held-for-sale, would be available to reduce debt and/or reinvest in our lodging business during 2002. We have $107 million of debt maturing in 2003, including the 7.82% notes due in 2026, which are redeemable at the option of the holders in September 2003.

        We earn revenue principally by owning and operating 214 La Quinta Inns and 73 La Quinta Inn & Suites as well as licensing the use of our brand in return for license and other fees under our franchise program. To a lesser extent, we also generate revenues from healthcare related financing and from telecom equipment sales. As of September 30, 2002, none of our debt obligations were floating rate obligations in which interest payments vary with fluctuations in LIBOR.

Cash Flows from Operating Activities

        Our sale of assets, the downturn in the national economy and the aftermath of the terrorist attacks against the United States have had a negative impact upon our operating cash flows. We expect the negative impact to continue through the fourth quarter of 2002. However, we anticipate that cash flow generated by operating activities will provide the necessary funds on a short and long-term basis to meet operating cash requirements. Our future interest expense and distribution payments, if any, will also be funded with cash flow provided by operating activities.

Cash Flows from Investing and Financing Activities

        As of September 30, 2002, our gross investment in property, plant and equipment totaled approximately $2.8 billion consisting of 287 hotel facilities in service. During the first nine months of 2002, we spent approximately $82 million on capital improvements and renovations to existing hotels, construction and corporate expenditures. We currently expect to spend approximately $38 million for capital expenditures during the remaining months of 2002.

        In addition, under certain franchise agreements, we are committed to provide financial assistance, including but not limited to, loans, bonus payments, reimbursements and credits, to help defray the cost of construction and other costs associated with opening and operating a La Quinta hotel. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise or joint venture agreements. At September 30, 2002, our unfunded commitments were approximately $4.5 million. These agreements generally require that, in the event that the franchise relationship is terminated, the franchisee either repay the outstanding loan balance or unamortized portion of the incentive payment, or transfer to us any equipment, computer or other property purchased by the franchisee with the incentive payment.

        We expect to provide funding for new investments through a combination of long-term and short-term financing including debt, equity and cash. We also provide funding for new investments through internally generated cash flow and the sale of select lodging related assets. We may obtain long-term financing through the issuance of equity securities, long-term secured or unsecured notes, convertible debentures and the assumption of mortgage notes. We may obtain short-term financing through the use of our revolving line of credit, which may be replaced with long-term financing as appropriate. From time to time, we may utilize interest rate swaps to manage our variable interest rate exposure.

        On June 8, 2001, we entered into a credit agreement with a bank group which provided a $350 million credit facility. The Credit Facility consisted of a:

  •
  $200 million revolving line of credit; and

  •
  $150 million term loan.

        The revolving line of credit under the Credit Facility was subsequently increased in July 2001 from $200 million to $225 million, which increased the total size of the Credit Facility from $350 million to $375 million. The Credit Facility matures on May 31, 2003 and may be extended at our option under certain conditions. The Credit Facility is secured by a pledge of stock of our subsidiaries evidenced by promissory notes and contains a subjective acceleration clause contingent upon a material adverse effect. We immediately used proceeds from the Credit Facility to pay off term debt maturing on July 17, 2001 of approximately $44 million under our prior credit facility.

        On March 29, 2002, we made a scheduled payment of approximately $2 million on the term loan. On June 10, 2002, we repaid the entire remaining balance on the term loan of approximately $143 million with proceeds from the sale of our healthcare assets. In addition to accrued interest, the Credit Facility required a prepayment premium of 0.5%, or $713,000, which is included in other expense as a loss on early extinguishment of debt.

        Approximately $202 million (net of $23 million in outstanding letters of credit) was available under the revolving line of credit at September 30, 2002. Borrowings under the revolving line of credit currently bear interest at LIBOR plus 3.25%. On August 23, 2002, we borrowed $7 million under the revolving line of credit at a rate of 1-month LIBOR plus 3.25% and subsequently paid the entire amount on August 30, 2002 with proceeds from one healthcare asset sale. On September 27, 2002, we borrowed $5 million under the revolving line of credit at the base rate option of Prime plus 1.75% and subsequently repaid the entire amount on September 30, 2002 with proceeds from operations. At September 30, 2002, there were no borrowings under the revolving line of credit.

        The Credit Facility contains several restrictive financial covenants which include the following:

  •
  minimum lodging EBITDA;

  •
  net debt to EBITDA (total leverage) ratio;

  •
  interest coverage ratio;

  •
  fixed charge coverage ratio;

  •
  net debt to total capitalization ratio; and

  •
  consolidated tangible net worth minimum.

        We obtained an amendment to the Credit Facility on March 29, 2002 which relaxed the maximum total leverage ratio and minimum fixed charge coverage ratio covenants through March 31, 2003, and reduced the minimum lodging EBITDA covenant. The minimum lodging EBITDA covenant increases from $160 million in 2002 to $180 million for 2003 and thereafter. The amendment also included modifications to certain definitions and other provisions in the Credit Facility. In addition to the financial covenants, the Credit Facility also includes limitations on capital expenditures, asset sales, secured debt, certain investments, common stock dividends, and debt and share repurchases. In light of the decline in the Company's lodging EBITDA, it is uncertain that we will be able to meet all of our financial covenants under the Credit Facility, particularly the minimum lodging EBITDA covenant. In the event that it becomes likely that we will not meet a covenant, we intend to request a waiver or amendment from the bank group. However, we cannot provide assurances that the bank group would be agreeable to such a waiver or amendment.

        During the nine months ended September 30, 2002, we repaid approximately $8.5 million in principal on bonds and mortgages payable, which included a balloon payment of $480,000 on a mortgage which matured on January 17, 2002.

        During the nine months ended September 30, 2002, we repaid approximately $179 million in principal on notes payable scheduled to mature (or that were redeemable at the option of the holder) in August 2002, September 2003, March 2004, and August 2004 and recorded a net loss on early extinguishment included in other expense during the nine months ended September 30, 2002 of approximately $316,000. In addition, during June 2002, we waived our purchase option on a $2.5 million capital lease asset and related obligation and as a result removed the asset and liability from the balance sheet. The lease will be accounted for as an operating lease going forward and future payments on the lease will be recorded as rent expense.

        The following is a summary of our future debt maturities as of September 30, 2002:

Year	Total
	(in millions)
2002	$—
2003	107	(1)
2004	158	(2)
2005	116
2006	20
2007 and thereafter	264

Total debt	$665

(1)
Assumes $91 million of notes due in 2026 are put to La Quinta.

(2)
Assumes $94 million of notes due in 2011 are put to La Quinta.

        We had shareholders' equity of approximately $1.3 billion and our net debt constituted 29% of our total capitalization as of September 30, 2002. LQ Properties had shareholders' equity of approximately $1.9 billion as of September 30, 2002.

        On April 1, July 1, and September 30, 2002, LQ Properties paid a dividend of $0.5625 per depositary share of preferred stock to holders of record on March 15, June 14 and September 13, 2002, respectively, of its 9.00% Series A Cumulative Redeemable Preferred Stock.

        On April 1, July 1, and September 30, 2002, LQ Properties also paid a quarterly dividend at a rate of 9.00% per annum on the liquidation preference of $25,000 per share to the holder of its 9.00% Series B Cumulative Redeemable Preferred Stock.

        On September 30, 2002, LQ Properties paid a dividend of $20,000,000 to the sole holder of its Class A common stock, LQ Corporation. On September 26, 2002, the Board of Directors of LQ

Properties declared an additional dividend of $10,575,000 to be paid on October 31, 2002 to LQ Corporation, again as the sole holder of LQ Properties Class A common stock. On November 8, 2002, LQ Properties paid a dividend of $10,000,000 to the sole holder of its Class A Common Stock, LQ Corporation, which was declared by the Board of Directors on October 24, 2002.

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

        In conjunction with our decision to seek shareholder approval of our restructuring, our Boards of Directors approved a $20 million share repurchase program to allow us to repurchase common and/or preferred stock in the open market or in privately negotiated transactions. As of September 30, 2002, we had repurchased approximately $4.4 million (or 863,800 shares) of our equity securities under the program.

        We believe that our current various sources of capital, including cash on hand, operating cash flows, and expected proceeds from the sale of certain lodging assets are adequate to finance our current operations as well as our existing commitments, including 2002 capital expenditures. Our remaining 2002 and early 2003 capital expenditures will include approximately $17 million which we expect to spend to complete our Gold Medal® Lite renovation project. We have significant debt maturing in 2003, assuming that the holders of such debt exercise their put. As a result, we may need to raise capital, through one or more of the methods described above, in order to satisfy these debt maturities.

Effects of Certain Events on Lodging Demand

        The terrorist attacks negatively impacted general economic, market and political conditions, which resulted in substantially reduced demand for lodging for both business and leisure travelers across all lodging segments. Following the terrorist attacks, we experienced significant decreases in occupancy compared to the same periods in the prior year. Although we continually and actively manage the operating costs of our hotels in order to respond to changes in the demand at our lodging properties, we will also strive to continue to provide the level of service that our guests expect. We cannot currently project the future responses to terrorist attacks or any other related hostilities, or the timing of any improvements in the general economy. However, we currently expect that diminished business and consumer confidence, and the attendant decrease in lodging demand from both the slow economy and the aftermath of the terrorist attacks, will likely result in continued weakness in our RevPAR and EBITDA results during the last quarter of 2002.

Recurring Net Income Available to Common Shareholders, Cash Earnings and EBITDA

        Recurring Net Loss available to common shareholders for La Quinta Corporation was $4,785,000 and $11,898,000 for the three and nine months ended September 30, 2002, respectively, compared to Recurring Net Income of $3,329,000 and $37,518,000 during the three and nine months ended September 30, 2001, respectively. This decline primarily related to the decrease in revenues resulting from sales of healthcare assets and reduced lodging related revenues. In addition, our Cash Earnings were $23,375,000 and $79,860,000 for the three and nine months ended September 30, 2002, respectively, compared to Cash Earnings of $37,747,000 and $142,392,000 during the three and nine months ended September 30, 2001, respectively. The decrease in Cash Earnings during both the three and nine months ended September 30, 2002 is primarily due to the impact of the sale of certain healthcare assets during the last three months of 2001 and the first nine months of 2002 and the decrease in lodging revenues.

        Management believes Recurring Net Income available to common shareholders and Cash Earnings are useful tools in measuring our performance. Recurring Net Income available to common shareholders is net income available to shareholders plus the cumulative effect of changes in accounting principles, extraordinary gains or losses, gains or losses on the sales of assets, impairment of property, plant and equipment, mortgages and other notes receivable, and other nonrecurring expenses net of related income tax effect. Cash Earnings means Recurring Net Income available to common shareholders plus deferred taxes, depreciation and amortization and other non-cash adjustments. Neither EBITDA, Recurring Net Income available to common shareholders, nor Cash Earnings are intended to represent cash flow or any other measure of performance in accordance with GAAP.

        The following reconciliation of net loss available to common shareholders to Recurring Net (Loss) Income to Cash Earnings and to EBITDA illustrates the difference between the different measures of operating performance for the three and nine months ended September 30, 2002 and 2001.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002		2001	2002		2001
	(In thousands)
Net loss available to common shareholders	$(26,648)		$(10,998)	$(480,960)		$(43,787)
Add:
Cumulative effect of change in accounting principle	—		—	258,957		(856)
Nonrecurring restructuring income tax charge	—		—	196,520		—
Impairment of goodwill	8,000		—	8,000		—
Other (net of related deferred tax effect)	13,863	(1)	14,327	5,585	(2)	82,161

Recurring net (loss) income available to common shareholders	(4,785)		3,329	(11,898)		37,518
Add:
Depreciation and amortization expense	29,583		29,122	92,005		88,366
Amortization of goodwill	—		5,296	—		16,508
Deferred income tax benefit	(1,423	)(3)	—	(247	)(4)	—

Cash Earnings(5)	23,375		37,747	79,860		142,392
Add:
Minority interest	4,621		120	13,878		485
Dividends/distributions to stockholders	—		4,500	—		13,500
Current income tax (benefit) expense	(220	)(6)	1,632	(144	)(7)	2,025
Interest expense	14,353		20,782	51,529		79,130

EBITDA	$42,129		$64,781	$145,123		$237,532

(1)
Other for the three months ended September 30, 2002 is comprised of pre-tax expense of $27,416 less $13,553 of tax-related items.

(2)
Other for the nine months ended September 30, 2002 is comprised of pre-tax expense of $14,814 less $9,229 of tax-related items.

(3)
The deferred tax benefit for the three months ended September 30, 2002 was $9,477 less net deferred tax benefit of $8,054 associated with non-recurring items.

(4)
The deferred tax benefit for the nine months ended September 30, 2002 was $3,977 less net deferred tax benefit of $3,730 associated with non-recurring items.

(5)
Cash earnings do not reflect the impact of capital expenditures necessary to properly maintain our lodging properties.

(6)
The current tax benefit for the three months ended September 30, 2002 was $5,720 less current tax benefits of $5,500 associated with nonrecurring items.

(7)
The current tax benefit for the nine months ended September 30, 2002 was $5,644 less current tax benefits of $5,500 associated with nonrecurring items.

LQ Properties—Results of Operations

Comparison of the Three Months Ended September 30, 2002 to the Three Months Ended September 30, 2001

        Net loss available to common shareholders was $18,882,000 or $0.13 per diluted common share, for the three months ended September 30, 2002, compared to a net income of $8,344,000, or $0.06 per diluted common share, for the three months ended September 30, 2001 primarily due to a charge of approximately $8,000,000 recorded during the three months ended September 30, 2002 to reflect an adjustment to write off the remaining carrying value of goodwill related to the TeleMatrix reporting unit as a result of impairment tests conducted during the third quarter of 2002 and the continued decline in the operations of that unit.

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

        LQ Properties recorded rental income from LQ Corporation of approximately $50,947,000 for the three months ended September 30, 2002 compared to $71,815,000 for the three months ended September 30, 2001. This $20,868,000, or 29.1%, decrease in rental income from LQ Corporation was due to a modification in the lease agreement between LQ Corporation and LQ Properties and the decrease in lodging revenues experienced by LQ Corporation during the three months ended September 30, 2002.

        LQ Properties royalty revenues from LQ Corporation decreased by $1,018,000, or 18.9%, to $4,369,000 for the three months ended September 30, 2002 compared to $5,387,000 for the three months ended September 30, 2001 as a result of the decrease in lodging revenues experienced by LQ Corporation during the three months ended September 30, 2002.

        Certain rent and royalty payments from LQ Corporation were deferred throughout 2001. Rent and royalties receivable from LQ Corporation were $175,575,000 as of September 30, 2002 and December 31, 2001. In April 2002, LQ Properties and LQ Corporation modified their lease agreements. As a result, LQ Corporation's rent payments to LQ Properties were reduced during the three months ended September 30, 2002, which will likely result in continued decreases in revenues of LQ Properties during the remainder of 2002.

        Other revenue decreased by $12,152,000, or 89.7%, to $1,392,000 for the three months ended September 30, 2002 compared to $13,544,000 for the three months ended September 30, 2001. The decrease in other revenues was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages during the last three months of 2001 and the first nine months of 2002. Assets included in LQ Properties' portfolio at September 30, 2001 that were sold in the subsequent twelve months generated revenues of $10,587,000 during the three months ended September 30, 2001. The revenues during the three months ended September 30, 2002 from assets remaining in LQ Properties' healthcare portfolio at September 30, 2002 was $1,342,000.

        Total recurring expenses decreased by $13,648,000, or 21.3%, to $50,528,000 for the three months ended September 30, 2002 compared to $64,176,000 for the three months ended September 30, 2001. This decrease was primarily attributable to a decrease in interest expense of $6,977,000 due to the reduction of debt by $430,914,000 from September 30, 2001 to September 30, 2002. The reduction in debt was the result of the application of proceeds generated from asset sales and mortgage repayments during the last three months of 2001 and the first nine months of 2002 towards the paydown of debt. Recurring expenses during the three months ended September 30, 2001 included amortization of goodwill of $5,102,000. In connection with the adoption of SFAS 142, LQ Properties has ceased amortization of goodwill, which resulted in a decrease in recurring expenses. As noted above, in September 2002, all remaining goodwill was written off.

Depreciation and Amortization Expense

        Depreciation, amortization and write-offs increased by $77,000, or 0.29%, to $26,773,000 for the three months ended September 30, 2002 compared to $26,696,000 for the three months ended September 30, 2001. This increase is primarily due to early retirement losses of $1,509,000 on hotel capital assets replaced during LQ Properties' ongoing renovation program as well as additional depreciation related to new properties put in service and depreciation on assets related to our ongoing renovation program. This increase was partially offset by a decrease of $1,909,000 in depreciation related to the reclassification of certain healthcare and lodging properties to held for sale since September 30, 2001.

Impairment of Property, Plant and Equipment, Mortgages and Other Notes Receivable

        A net impairment recovery on assets held-for-sale of $5,478,000 was recorded during the three months ended September 30, 2002. This compares to impairments of $19,268,000 for the three months ended September 30, 2001.

        An impairment on property, plant and equipment held-for-use of $34,565,000 was recorded for the three months ended September 30, 2002, where current facts, circumstances and analysis indicated that the assets were potentially impaired. There were no impairments recorded on assets held-for-use for the three months ended September 30, 2001.

        Assets related to the mortgage portfolio were not further impaired during the three months ended September 30, 2002 and were reduced by impairments of $2,000,000 for the three months ended September 30, 2001.

        Impairments on other notes receivable of $100,000 were recorded during the three months ended September 30, 2002. There were no impairments recorded on other notes receivables for the three months ended September 30, 2001.

Other

        During the three months ended September 30, 2001, LQ Properties recorded $617,000 of other expense related to severance and retention incentive compensation earned by certain healthcare segment employees based on achievement of healthcare asset sales goals and compliance with specified employment terms in order to facilitate the sale of certain healthcare assets and closing of LQ Properties' Needham, Massachusetts office by December 2002.

        During the three months ended September 30, 2001, LQ Properties recorded $796,000 related to professional fees incurred in connection with our corporate restructuring approved by the Boards of Directors.

        During the three months ended September 30, 2001, LQ Properties recorded a charge of $100,000 related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt.

        During the three months ended September 30, 2002, LQ Properties recognized gains related to the sale of property, plant and equipment of $2,628,000 compared to gains of $3,505,000 during the three months ended September 30, 2001. In addition, mortgage repayments resulted in gains of $1,314,000 for the three months ended September 30, 2002 compared to gains of $4,152,000 for the three months ended September 30, 2001.

        During the three months ended September 30, 2002, LQ Properties repaid approximately $146,179,000 in principal on notes payable. As a result, LQ Properties recorded a net loss on extinguishments of debt of $558,000 during the three months ended September 30, 2002. During the three months ended September 30, 2001, LQ Properties recorded a net gain on extinguishments of debt of $86,000.

        During the three months ended September 30, 2002, LQ Properties recorded provisions and other expenses of approximately $1,900,000 compared to $0 during the three months ended September 30, 2001, on working capital and other receivables management considered uncollectable. LQ Properties also recorded approximately $2,000 of bad debt recoveries during the three months ended September 30, 2002 compared to $711,000 during the three months ended September 30, 2001.

        During the three months ended September 30, 2002, LQ Properties recorded an adjustment of approximately $317,000 to reduce previously recorded estimated costs related to our pending exit of our healthcare operations.

Impairment of Goodwill

        During the three months ended September 30, 2002, LQ Properties wrote off $8,000,000 of goodwill related to our TeleMatrix telecommunications reporting unit due to continued decline in that reporting unit's operations and based on results of impairment tests conducted during the third quarter 2002 as required by SFAS 142.

Comparison of the Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001

        Net loss available to common shareholders increased by $244,231,000, or $1.69 per diluted common share, to $244,235,000, or $1.69 per diluted common share, for the nine months ended September 30, 2002, compared to a net loss of $4,000, or $0.00 per diluted common share, for the nine months ended September 30, 2001 primarily due to a charge of approximately $258,957,000 recorded as a cumulative effect of change in accounting principle during the nine months ended September 30, 2002 to reflect an adjustment to goodwill as a result of the adoption of SFAS 142.

Revenues and Expenses

        LQ Properties recorded rental income from LQ Corporation of approximately $170,928,000 for the nine months ended September 30, 2002 compared to $221,147,000 for the nine months ended September 30, 2001. This $50,219,000, or 22.7%, decrease in rental income from LQ Corporation was due to a modification in the lease agreement between LQ Corporation and LQ Properties and the decrease in lodging revenues experienced by LQ Corporation during the nine months ended September 30, 2002.

        LQ Properties royalty revenues from LQ Corporation decreased by $2,997,000, or 18.3%, to $13,384,000 for the nine months ended September 30, 2002 compared to $16,381,000 for the nine months ended September 30, 2001 as a result of the decrease in lodging revenues experienced by LQ Corporation during the nine months ended September 30, 2002.

        Certain rent and royalty payments from LQ Corporation were deferred throughout 2001. Rent and royalties receivable from LQ Corporation were $175,575,000 as of September 30, 2002 and December 31, 2001. In April 2002, LQ Properties and LQ Corporation modified their lease agreements. As a result, LQ Corporation's rent payments to LQ Properties were reduced during the nine months ended September 30, 2002, which will likely result in continued decreases in revenues of LQ Properties during the rest of 2002.

        Other revenue decreased by $54,387,000, or 82.7%, to $11,344,000 for the nine months ended September 30, 2002 compared to $65,731,000 for the nine months ended September 30, 2001. The decrease in other revenues was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages during the last three months of 2001 and the first nine months of 2002. Assets included in LQ Properties' portfolio at September 30, 2001 that were sold in the subsequent twelve months generated revenues of $28,996,000 during the nine months ended September 30, 2001. The revenues during the nine months ended September 30, 2002 from assets remaining in LQ Properties' healthcare portfolio at September 30, 2002 were $3,669,000.

        Total recurring expenses decreased by $54,096,000, or 25.3%, to $161,243,000 for the nine months ended September 30, 2002 compared to $213,830,000 for the nine months ended September 30, 2001. This decrease was primarily attributable to a decrease in interest expense of $28,688,000 due to the reduction of debt by $430,914,000 from September 30, 2001 to September 30, 2002. The reduction in debt was the result of the application of proceeds generated from asset sales and mortgage repayments during the last three months of 2001 and the first nine months of 2002 towards the payment of debt. Recurring expenses during the nine months ended September 30, 2001 included amortization of goodwill of $15,925,000. In connection with the adoption of SFAS 142, LQ Properties has ceased amortization of goodwill, which resulted in a decrease in recurring expenses.

Depreciation and Amortization Expense

        Depreciation, amortization and write-offs decreased by $1,489,000, or 1.85%, to $78,846,000 for the nine months ended September 30, 2002 compared to $80,335,000 for the nine months ended September 30, 2001. The decrease was primarily due to a decrease of $6,004,000 in depreciation related to the reclassification of certain healthcare and lodging properties to held for sale since September 30, 2001. This decrease is partially offset by early retirement losses of $1,509,000 on hotel capital assets replaced during our ongoing renovation program as well as additional depreciation related to new properties put in service and depreciation on assets related to our ongoing renovation program.

Impairment of Property, Plant and Equipment, Mortgages and Other Notes Receivable

        A net impairment recovery on assets held-for-sale of $5,478,000 was recorded during the nine months ended September 30, 2002. This compares to impairments of $38,745,000 for the nine months ended September 30, 2001.

        Impairments on property, plant and equipment held-for-use of $34,565,000 and $20,534,000 were recorded for the nine months ended September 30, 2002 and 2001, respectively, where current facts, circumstances and analysis indicated that the assets were potentially impaired.

        Assets related to the mortgage portfolio were not further impaired during the nine months ended September 30, 2002 and were reduced by impairments of $22,597,000 for the nine months ended September 30, 2001.

        Impairments on other notes receivable of $100,000 were recorded during the nine months ended September 30, 2002. There were no impairments recorded on other notes receivables for the nine months ended September 30, 2001.

Other

        During the nine months ended September 30, 2001, LQ Properties recorded $1,840,000 of other expense related to severance and retention incentive compensation earned by certain healthcare segment employees based on achievement of healthcare asset sales goals and compliance with specified employment terms in order to facilitate the sale of certain healthcare assets and the closing of LQ Properties' Needham, Massachusetts office by December 2002.

        During the nine months ended September 30, 2001, LQ Properties recorded $796,000 related to professional fees incurred in connection with our corporate restructuring approved by the Board of Directors.

        During the nine months ended September 30, 2001, LQ Properties recorded a charge of $100,000 related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt.

        During the nine months ended September 30, 2002, LQ Properties recognized gains related to the sale of property, plant and equipment of $7,897,000 compared to gains of $5,610,000 during the nine months ended September 30, 2001. In addition, mortgage repayments resulted in gains of $2,567,000 for the nine months ended September 30, 2002 compared to gains of $4,360,000 for the nine months ended September 30, 2001. LQ Properties also recorded a loss on the sale of an equity security of $22,000 during the nine months ended September 30, 2001.

        During the nine months ended September 30, 2002, LQ Properties repaid approximately $178,595,000 in principal on notes payable and LQ Properties repaid the entire balance on the term loan of $145,020,000. As a result, LQ Properties recorded a net loss on extinguishments of debt of $1,029,000 during the nine months ended September 30, 2002. During the nine months ended September 30, 2001, LQ Properties recorded a net gain on extinguishments of debt of $86,000.

        During the nine months ended September 30, 2002, LQ Properties settled obligations and receivables related to properties previously sold that resulted in a gain on settlement of $5,442,000. As part of the settlement, LQ Properties received a $2,300,000 recovery on receivables previously written off and our obligation of approximately $3,142,000, with respect to certain contingent liabilities related to prior healthcare asset sales, was relieved.

        During the nine months ended September 30, 2002, LQ Properties recorded provisions and other expenses of approximately $1,900,000 compared to $9,933,000 during the nine months ended September 30, 2001, on working capital and other receivables management considered uncollectable. LQ Properties also recorded approximately $15,000 of bad debt recoveries during the nine months ended September 30, 2002 compared to $2,350,000 during the nine months ended September 30, 2001.

        During the nine months ended September 30, 2002 LQ Properties recorded an adjustment of approximately $1,776,000 to reduce previously recorded estimated costs related to our pending exit of our healthcare operations. In addition, during the nine months ended September 30, 2002, LQ Properties received $469,000 in insurance proceeds on a key man life insurance policy.

Impairment of Goodwill

        In January 2002, LQ Properties recorded a charge to earnings related to implementation of SFAS 142 that is reported as a cumulative effect of the change in accounting principle of approximately $258,957,000 to reflect an adjustment to goodwill. As a result, we anticipate an annual decrease in amortization of goodwill and a corresponding annual increase to net income of $16,472,000. During September 2002, LQ Properties wrote off $8,000,000 of goodwill related to our TeleMatrix telecommunications reporting unit due to continued decline in that reporting unit's operations and based on results of impairment tests conducted during the third quarter 2002 as required by SFAS 142.

Change in Accounting Principle

        LQ Properties implemented the provisions of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" in 2002. As a result of the adoption of SFAS 144, gains and losses on long-lived assets classified as held-for-sale subsequent to the January 1, 2002, effective date of SFAS 144, will be classified as gains or losses from disposal of discontinued operations. Gains and losses on long-lived assets classified as held-for-sale disposed of during the nine months ended September 30, 2002 and 2001, have been classified in continuing operations because restatement of prior periods is not permitted under SFAS 144 and no assets have been transferred to the held-for-sale category subsequent to December 31, 2001.

        During the nine months ended September 30, 2002, LQ Properties adopted the provisions of SFAS 145. SFAS 145, among other things, rescinds SFAS 4, which required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of related income tax effects. SFAS 145 is to be applied in fiscal years beginning after May 15, 2002 and encourages early application of the rescission of SFAS 4. As a result, LQ Properties classified losses on early extinguishment of debt during the nine months ended September 30, 2002 of $1,026,000 and the gain on early extinguishment of debt during the nine months ended September 30, 2001 of $86,000 in other expense from continuing operations.

        In January 2002, LQ Properties recorded a charge to earnings related to implementation of SFAS 142 that is reported as a cumulative effect of the change in accounting principle of approximately $258,957,000 to reflect an adjustment to goodwill. As a result, LQ Properties anticipates an annual decrease in amortization of goodwill and a corresponding annual increase to net income of $16,472,000.

        During the three months ended March 31, 2001, LQ Properties' interest rate swap was not designated as a hedging instrument and, therefore, $1,236,000 was recorded as a charge to earnings during the three months ended March 31, 2001 comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle, related to implementation of SFAS 133, of $856,000. On June 27, 2001, LQ

Properties settled our interest rate swap agreement at its fair market value of approximately $566,000, decreasing interest expense by $670,000 to record the difference between the recorded liability and the fair market value on the date of settlement. LQ Properties has not entered into any interest rate swap agreements as of September 30, 2002.

Newly Issued Accounting Standards

        On August 15, 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. Under SFAS 143, an entity shall recognize the cumulative effect of the adoption of SFAS 143 as a change in accounting principle. We are not currently affected by the requirements of SFAS 143.

        On June 28, 2002, the FASB voted in favor of issuing SFAS 146, "Accounting for Exit or Disposal Activities." SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for financial statements issued for exit or disposal activities initiated after December 31, 2002. We have not yet determined the impact of SFAS 146 on our results of operations and financial position as we have no ongoing plans for exit or disposal activities of this nature.

        In January 2001, the EITF reached a Consensus on a portion of the EITF Issue No. 00-22 "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." The Consensus addresses the recognition of a cash rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of cost. In January 2001, LQ Corporation implemented a customer retention program which provides a cash rebate. In accordance with the Consensus, LQ Corporation classified such cash rebates or refunds as a reduction of revenues. The EITF also addresses incentive or loyalty programs such as the "La Quinta Returns Club", a loyalty program that was substantially redesigned in September 2002. LQ Corporation has historically reported the cost that it would refund the hotel for the "free stay" under its previous program as offsetting components of other lodging expense and lodging revenues and reflected a zero economic impact of the free stay. We have netted these revenues and costs, resulting in no financial statement impact of the transaction other than ongoing adjustments to our accrual of the estimated increases or decreases in the liability on issued but unredeemed free stay certificates.

        On September 24, 2002, LQ Corporation announced the launch of a redesigned loyalty program, La Quinta Returns®. While the previous program allowed members to earn free stay certificates, the new La Quinta Returns program allows members to earn points that can be redeemed for a variety of rewards, in addition to free stay certificates. New and current members now earn points based on dollars spent and may redeem them for airline miles, free stay certificates and various other rewards.

        Expenses of both programs, including the cost of awards, are expensed as incurred. Any intercompany profit generated from providing a free stay award at an owned hotel under both programs will be eliminated. Stays credited under the previous program for which no certificate had been issued as of the date the new program went into effect were automatically converted to points under the new La Quinta Returns program. Certificates issued under the previous program and unredeemed as of the date the new program went into effect may continue to be redeemed for a free stay through the date of their expiration. As a result, during the three and nine months ended September 30, 2002, LQ Corporation recorded a liability of approximately $2,650,000 related to our estimate of the liability for points credited to members' accounts under the new program. This estimate is based on the number of points earned by members and can be impacted by certain assumptions made by management regarding redemption behavior such as rate of forfeiture and type of redemption. LQ Corporation cannot currently estimate when the liability will be required to be paid.

Other Potential Changes in Accounting Standards

        We have evaluated the impact of the proposed Financial Accounting Standard, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends FAS 123, "Accounting for Stock-Based Compensation." The proposed standard provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation; (2) requires more prominent disclosure of the effects of an entity's accounting policy decisions with respect to stock-based employee compensation on reported income; and (3) amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure of those effects in interim financial information. We will reevaluate alternatives for adoption of the fair value method of accounting for stock-based employee compensation under FAS 123 and its proposed amendment upon finalization of the amendment.

        We intend to evaluate our current accounting policies with respect to capitalization of costs, asset componentization, depreciable lives, and asset retirement upon further development of the proposed Statement of Position entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. The potential effect of any changes to our current accounting policies resulting from this evaluation could impact our depreciation or operating expenses.

Seasonality

        The lodging industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins, EBITDA and net earnings.

Approval of Non-Audit Tax Services

        In September 2002, the Audit Committee of the La Quinta Companies confirmed the engagement of PricewaterhouseCoopers LLP to provide non-audit tax services for fiscal year 2002 and in October 2002, the Audit Committee authorized management to retain PricewaterhouseCoopers LLP to provide non-audit tax services during 2003.

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

  •
  competition within the lodging industry;

  •
  competition in franchising the La Quinta brand;

  •
  the cyclicality of the real estate business and the lodging business;

  •
  the continued effects of the events of September 11, 2001, and their aftermath, on our business;

  •
  the concentration of our properties in certain geographic areas;

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

  •
  the existence of mold on our properties and the attendant remediation costs;

  •
  interruptions in transportation systems which may result in reduced business and leisure travel;

  •
  a general economic recession, which may adversely affect our business and markets and our ability to obtain cost-effective equity and/or debt financing;

  •
  fluctuations in interest rates;

  •
  uncertainty of repayment of retained healthcare mortgages and notes receivable;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        During the nine months ended September 30, 2002, we repaid approximately $178,595,000 in principal on notes payable scheduled to mature (or that were redeemable at the option of the holder) in 2002, 2003 and 2004 and repaid the entire balance on the $145,020,000 term loan scheduled to be partially repaid during 2002 and the remaining balance of $132,570,000 scheduled to mature in 2003.

During the nine months ended September 30, 2002, fixed rate debt was reduced to $665,424,000 and variable rate debt was reduced to $0.

Item 4. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.

        As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)
Changes in internal controls.

        None.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        On December 7, 2000, a legal action was filed in the United States District Court for the District of Colorado, entitled Eric Potteiger v. La Quinta Inns, Inc. and The Meditrust Companies (Civ. Action No. 00-D-2456). On December 7, 2000, a legal action was filed in the District Court, Denver County, State of Colorado, entitled Amy Bronn and Mike Bronn v. La Quinta Inns, Inc. and The Meditrust Companies (Cause No. 00CV9364) (remanded to Colorado State Court in February, 2002). On March 29, 2001, a legal action was filed in the United States District Court for the District of Colorado, entitled Dawn Grawe v. La Quinta Inns, Inc. and The Meditrust Companies (Civ. Action No. 01-B-552). We are named as a defendant in each of the complaints. Plaintiffs in each of these suits seek to recover compensatory and punitive damages from us for injuries which they allegedly sustained in October 2000 as a result of carbon monoxide exposure which they experienced while guests at a La Quinta Inn & Suites. We have insurance coverage that may be available to cover some or all of the potential losses resulting from such incidents although losses characterized as punitive or similar damages may not be covered by customary insurance coverage such as ours. On July 17, 2001, the Potteiger and Grawe matters were consolidated. On October 7, 2002, the defendants entered into a confidential settlement agreement with Amy Bronn and Mike Bronn. We believe that La Quinta Inns, Inc. has meritorious defenses to the remaining lawsuits, as well as claims against non-parties to these lawsuits that may satisfy all or part of any potential liability that may be found against La Quinta Inns, Inc. We intend to vigorously contest and defend these cases.

        On June 27, 2001, a complaint was filed in the United States District Court for the District of Massachusetts, entitled Steadfast Insurance Co. v. Meditrust Corp., et al., Civ. Action No. 01-CV-11115-MEL. On November 30, 2001 that complaint was amended, and the amended complaint was entitled Steadfast Insurance Co. v. La Quinta Properties, Inc., Civ. Action No. 01-CV-11115-MEL. The complaint and the amended complaint were filed by plaintiff under seal. LQ Properties accepted service of the amended complaint on December 19, 2001 and filed an answer and counterclaim on April 3, 2002. The plaintiff, which claims to be the subrogee or assignee of the claims of various entities, alleges purported causes of action including breach of contract, negligence, violation of 15 USC § 771, violation of Mass. Gen. L. c. 110 § 410, negligent misrepresentation, and violation of Mass. Gen. L. c. 93A, § 11, arising out of an alleged misrepresentation in the offering memorandum for Meditrust Corporation's 7.114% Exercisable Put Option Securities. The amended complaint seeks approximately $15 million plus other potential damages. We believe that LQ Properties has meritorious defenses to the lawsuit, as well as claims against a third-party defendant and non-parties to the lawsuit that may satisfy all or part of any potential liability that may be found against LQ Properties. We intend to continue vigorously contesting and defending this case.

        KSL Desert Resorts, Inc. v. La Quinta Corporation et al. (No. CV-02-007 RT (SGLx)). In January 2002, KSL Desert Resorts, Inc. filed a legal action in the United States District Court for the Central District of California against LQ Corporation. The plaintiff, which uses the name "La Quinta Resort & Club" for a destination resort and country club located in La Quinta, California, claims that LQ Corporation has infringed its alleged trademark rights, among other allegations, notwithstanding our prior "incontestable" federal trademark registrations of the mark "La Quinta" and other marks including the mark "La Quinta" for hotel and motel services. The plaintiff seeks an injunction to prevent La Quinta, our agents, servants, employees, and our attorneys from using the mark "La Quinta" in Palm Springs, in the Coachella Valley, or throughout the United States. The plaintiff also seeks to cancel our federal trademark registrations that include the phrase "La Quinta" and to require destruction of any items under our control which include the phrase "La Quinta." The proceedings were stayed while the parties attempted to negotiate a mutually agreeable resolution. While the parties reached a tentative settlement in March 2002, it failed to result in a final and binding agreement. Consequently, in October 2002, the defendants filed an answer denying the material allegations in the complaint and filed counterclaims seeking to cancel plaintiff's federal trademark registrations using the "La Quinta" name for its destination resort and club. The action remains in the pre-trial stage, and we intend to vigorously defend the complaint and pursue our counterclaims.

        We are party to certain claims involving healthcare facilities owned, or formerly owned, by LQ Properties that are or were leased to and operated by third party operators. Although we require our third party operators to maintain insurance coverage insuring LQ Properties' interests in the facilities as well as their own, this insurance coverage may not be adequate to fully protect us. We have been notified that one of the companies providing such insurance coverage, Reliance Insurance Company, was ordered into liquidation on October 3, 2001. Although we cannot predict what effect the liquidation of Reliance Insurance Company will have on pending claims, we do not consider our ultimate liability with respect to any of these claims or lawsuits, as well as any other claims and lawsuits arising in the normal course of our business, to be material in relation to our consolidated financial condition or operations.

        We are party to a number of other claims and lawsuits arising out of the normal course of business. We regularly evaluate our ultimate liability and attendant costs with respect to these claims and lawsuits. During the three months ended September 30, 2002, we increased the estimate of our potential exposure on certain claims related to our lodging operations.

Item 6. Exhibits and Reports on Form 8-K

a)
Exhibits:

        None.

b)
Reports on Form 8-K

1)
We filed a joint current report on Form 8-K on July 3, 2002 in order to incorporate by reference selected financial information into our registration statement on Form S-3.

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
Dated November 14, 2002
LA QUINTA PROPERTIES, INC.
	By:	/s/ David L. Rea David L. Rea Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated November 14, 2002

CERTIFICATION

        I, Francis W. Cash, President and Chief Executive Officer of La Quinta Corporation and La Quinta Properties, Inc. (collectively, the "registrant"), certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of the registrant;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: November 14, 2002

/s/ Francis W. Cash Francis W. Cash President and Chief Executive Officer

CERTIFICATION

        I, David L. Rea, the Executive Vice President and Chief Financial Officer of La Quinta Corporation and La Quinta Properties, Inc. (collectively, the "registrant"), certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of the registrant;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: November 14, 2002

/s/ David L. Rea David L. Rea Executive Vice President and Chief Financial Officer