Form 10-K
period 2002-12-31
LA QUINTA CORP; LA QUINTA PROPERTIES INC
filed 2003-03-07
CIK 313749, 314661

Use these links to rapidly review the document
TABLE OF CONTENTS
PART IV

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/X/	JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

        Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /X/ No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. /X/

        Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2) Yes /X/  No / /

        As of June 28, 2002, the aggregate market value of the registrants' voting and non-voting common equity held by non-affiliates was $741,157,850.25 based upon the closing price of $7.25 on the New York Stock Exchange composite tape on that date.

        As of February 24, 2003, La Quinta Corporation had 151,545,134 shares of common stock outstanding and La Quinta Properties, Inc. had 100,000 shares of class A common stock and 142,115,134 shares of class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of La Quinta Corporation's definitive proxy statement for the 2003 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference in Part III of this Form 10-K.

i

About this Joint Annual Report

Summary

        This Joint Annual Report on Form 10-K, which we sometimes refer to as this Joint Annual Report, is filed by La Quinta Corporation, a Delaware corporation ("LQ Corporation"), and its controlled subsidiary, La Quinta Properties, Inc., a Delaware corporation ("LQ Properties") that has elected to be treated as a real estate investment trust, or "REIT," for federal income tax purposes. We sometimes refer to LQ Corporation and LQ Properties in this Joint Annual Report collectively as "The La Quinta Companies." The shares of common stock, par value $0.01 per share, of LQ Corporation and the shares of class B common stock, par value $0.01 per share, of LQ Properties are attached and trade together and may be held or transferred only in units consisting of one share of LQ Corporation common stock and one share of LQ Properties class B common stock. Both LQ Corporation and LQ Properties have securities, which are publicly traded and listed on the New York Stock Exchange. Accordingly, this Joint Annual Report includes information, including financial statements, about LQ Corporation on a consolidated basis with its controlled subsidiary, LQ Properties, as well as financial statements for LQ Properties on a consolidated basis.

        In this Joint Annual Report, unless the context otherwise requires, the term LQ Corporation includes those entities owned or controlled by LQ Corporation (including its controlled subsidiaries LQ Properties and La Quinta Inns, Inc.); the term LQ Properties includes those entities owned or controlled by LQ Properties; and the terms "we," "us," "our," "companies," "La Quinta" or "The La Quinta Companies" refers to LQ Corporation, LQ Properties and their respective subsidiaries, collectively. The terms "paired shares" and "paired common stock" means the shares of common stock. The LQ Corporation common stock that are attached and trade as a unit with the shares of class B common stock, par value $0.01 per share, of LQ Properties. LQ Corporation and LQ Properties completed a legal and tax restructuring (the "Restructuring") on January 2, 2002, as more fully described in this Joint Annual Report. Prior to our Restructuring, the common stock of LQ Corporation was paired and traded as a unit with the common stock of LQ Properties. Unless otherwise indicated in this Joint Annual Report, all information with respect to paired shares, or paired common stock, prior to January 2, 2002 means the common stock of LQ Corporation that was paired and traded as a unit with the common stock of LQ Properties.

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

        We have used forward-looking statements in a number of parts of this Joint Annual Report, including, without limitation, "Items 1 and 2—Description of Our Business and Our Properties," including specifically the section captioned "Our Strategy", and "Item 7—Management's Discussion and Analysis of Financial Condition and Results for Operations." These forward-looking statements may include statements regarding the intent, belief or current expectations of the companies or their respective directors or officers with respect to the matters discussed in this Joint Annual Report. Our forward-looking statements are subject to a number of risks and uncertainties, which could cause actual results, or the timing of events to differ materially from those described in the forward-looking statements. We have included a discussion of some of these risks and uncertainties in this Joint Annual Report within Item 1 and 2 under the headings Description of Our Business and Our Properties—Certain Factors You Should Consider About Our Companies, Our Businesses And Our Securities. The risks and uncertainties described within these sections include those related to our lodging business, our

ii

investments in real estate, LQ Properties' status as a REIT, our capital expenditures and requirements, our corporate structure and our debt and liquidity needs as well as risks and uncertainties related to our industry, the economy, the threat of U.S. military action, terrorist attacks on the U.S. and global affairs. We have discussed these risks and uncertainties in detail within these sections and encourage you to read them in their entirety in order to understand the risks and uncertainties, which can affect our forward-looking statements, as well as our business generally.

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

PART I

ITEMS 1 AND 2—DESCRIPTION OF OUR BUSINESS AND OUR PROPERTIES

General

        We are a leading, limited-service lodging company providing clean and comfortable guest rooms at affordable prices in convenient locations. We conduct our lodging business within the La Quinta® system both directly through LQ Corporation and through our subsidiaries. Our brand names include La Quinta®, La Quinta Inns® and La Quinta Inn & Suites®. We own and operate hotels under our proprietary La Quinta brands. In addition, we franchise our brands to independent owner/operators. As of December 31, 2002, our system of owned and franchised hotels contained 349 La Quinta Inns and La Quinta Inn & Suites representing approximately 43,000 rooms in 33 states. We are one of the largest owner/operators of limited-service hotels in the United States. We owned and operated 284 La Quinta Inns and La Quinta Inn & Suites representing approximately 37,000 rooms in 28 states as of December 31, 2002.

        We strive to design hotels that attract both business and leisure travelers seeking consistently clean and comfortable rooms that are generally comparable to those of mid-price, full service hotels but at lower average room rates. We believe that by not providing full-service, management-intensive facilities and services, such as in-house restaurants, cocktail lounges, or room service, that typically carry high fixed costs and low margins, we are able to deliver a product that satisfies our customers' needs and price expectations, while also permitting us to concentrate on the high-margin nature of our business of renting clean and comfortable hotel rooms to our guests.

        LQ Corporation was incorporated in the State of Delaware on August 23, 1979. LQ Properties, a self-administered REIT, was incorporated in the State of Delaware on August 23, 1979. LQ Properties is a controlled subsidiary of LQ Corporation. LQ Corporation and LQ Properties' principal executive offices are located at 909 Hidden Ridge, Suite 600, Irving, TX 75038 and (214) 492-6600.

        The La Quinta Companies maintain a website on the World Wide Web at www.LQ.com. The La Quinta Companies make available, free of charge, on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The La Quinta Companies' reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov. The information on our website is not part of or incorporated by reference in this Joint Annual Report.

        The common stock of LQ Corporation and the class B common stock of LQ Properties are attached and trade together and may be held or transferred only in units consisting of one LQ Corporation share and one LQ Properties class B share. Prior to our Restructuring on January 2, 2002, the common stock of LQ Properties was paired and traded together with the common stock of LQ Corporation under provisions of the "grandfathered" paired share REIT structure. The January 2, 2002 Restructuring primarily served to address the challenges imposed by federal tax legislation on our previous "grandfathered" paired share REIT structure. We believe that these changes were necessary in order to reposition our business to permit growth of our lodging operations, maintain LQ Properties' REIT status and expand the La Quinta brand.

Lodging Industry

        As of December 31, 2002, there were over four million hotel rooms in the U.S., according to Smith Travel Research. Of these rooms, approximately 70% were affiliated with a brand while the remaining approximately 30% were independent and not brand-affiliated. The hotel industry is highly fragmented, with no one entity controlling a majority of hotel rooms in the U.S.

        Smith Travel Research segments hotels by price and service levels. Full-service hotels offer food and beverage outlets such as restaurants, lounges and room service; meeting, banquet and convention facilities; and concierge and luggage service. Full-service hotel brands range from upper upscale hotels (such as Ritz-Carlton and Four Seasons) to upscale hotels (such as Courtyard by Marriott and Radisson) to midscale with food and beverage hotels (such as Holiday Inn and Ramada Inn). According to Smith Travel Research, these full-service branded hotels account for approximately 1.5 million hotel rooms. Limited-service hotels do not offer many of the full-service facilities such as restaurants, lounges and banquet rooms, focusing primarily on renting hotel rooms. Limited-service hotel brands range from midscale without food and beverage hotels (such as Hampton Inn and Fairfield Inn) to economy hotels (such as Red Roof Inn and Motel 6). La Quinta is a limited-service hotel brand that competes primarily against other limited-service hotels in both the midscale without food and beverage and economy segments; because each market is unique, however, La Quinta also competes against some full-service hotels. According to Smith Travel Research, these limited-service branded hotels account for approximately 1.4 million hotel rooms.

        The U.S. lodging industry can be segmented into three different operating structures: (i) real estate ownership, (ii) management and (iii) franchise. Some companies employ only one component while other companies employ a combination of operating structures.

  •
  Real estate companies own the underlying hotel assets. Profitability is determined after deducting operating and financing costs from revenues as well as deducting fees to management companies and franchise companies, if any.

  •
  Management companies are typically paid a percentage of a hotel's total revenues and earn incentive fees based on revenue and/or profit targets.

  •
  Franchise companies are typically paid a percentage of a hotel's total revenues by third party owners/operators for access to a central reservation system, brand advertising and other programs.

        La Quinta's strategy encompasses all three aspects of these hotel-operating structures. As of December 31, 2002, La Quinta owned and operated 284 hotels, franchised 65 additional hotels owned by third parties and offered management services.

        The U.S. lodging industry experienced substantial growth from 1990 to 2000. According to Smith Travel Research, revenue per available room ("RevPAR") for the U.S. lodging industry grew at a compound average annual rate of 4% during that period. Growth was fueled by increases in demand for hotel rooms and the rates charged, in addition to improvements in operating efficiencies and productivity. In 2001, the U.S. lodging industry experienced a substantial downturn as a result of a slowing national economy and the impact of the terrorist attacks on the U.S. on September 11, 2001 as well as the aftermath. Business and leisure travel slowed considerably as companies reduced corporate travel and leisure travelers cancelled or delayed trips. As a result, the U.S. lodging industry posted its largest decline in RevPAR in almost ten years. The decreased demand for hotel rooms continued in 2002 as the national economy exhibited little improvement. Based on data provided by Smith Travel Research, RevPAR in the U.S. lodging industry experienced a year-over-year decline of 2.5% in 2002 after a 7% decline in 2001.

Our Brands

        The La Quinta brand was founded in San Antonio, Texas in 1968. From the first hotel developed in downtown San Antonio, we have grown to over 300 locations in 33 states over a 35-year history. Our focus has always been to provide guests with clean and comfortable guest rooms in convenient locations at affordable prices. We were a pioneer in developing a successful niche in the lodging industry between budget motels and full-service hotels.

La Quinta Inns®

        La Quinta Inns are designed to appeal to all types of travelers but particularly to leisure travelers due to the location of our Inns. Our Inns are primarily located in suburban areas and at highway interchanges in what we consider "drive-to" markets.

        La Quinta Inns generally feature spacious rooms with double beds and king beds; 25-inch televisions with expanded cable, movies on-demand and Nintendo®; dataport telephones with voicemail and free local calls; in-room hair dryers, coffee makers, irons and ironing boards; desks with well-lit workspaces; and comfortable recliners. La Quinta Inns also generally feature complimentary continental breakfast and swimming pools. Our guests typically have convenient access to food service at nearby freestanding restaurants, which include many national chains. We have an ownership interest in 99 buildings that are adjacent to our hotel properties, which we generally lease to third party restaurant operators.

        La Quinta Inns compete primarily in the mid-tier of limited-service properties against independent hotels as well as national chains such as Days Inn, Comfort Inn, Super 8 and Fairfield Inn.

La Quinta Inn & Suites®

        La Quinta Inn & Suites are designed to appeal to all types of travelers but particularly to business travelers due to the location and amenity package of our Inn & Suites. Our Inn & Suites are primarily located near airports and business office parks.

        La Quinta Inn & Suites generally feature the same amenities as our Inns in addition to two-room suites, which offer separate sitting and sleeping areas, sleeper sofas and two televisions. Additional amenities include: expanded continental breakfast; guest laundry facilities; complimentary USA Today® newspapers; fitness centers; meeting space for up to 70 people; and heated swimming pools with spa and gazebo seating. Selected Inn & Suites also generally offer business king rooms, which feature; high-speed internet access; pillow-top mattresses; microwaves and refrigerators; cordless and speaker telephones; and oversized desks with built-in data ports and ergonomic chairs.

        La Quinta Inn & Suites compete primarily in the upper tier of limited-service properties against independent hotels as well as national chains such as Courtyard by Marriott, Holiday Inn, Hampton Inn and Holiday Inn Express.

        The following table summarizes our key operating statistics for the past five years:

	For the year ended December 31,
	2002	2001(g)	2000(g)	1999(g)	1998(d)(g)
	(In thousands, except for number of hotels and statistical data)
Company-owned Hotels In Operation
Inns	211	220	229	231	233
Inn & Suites	73	72	70	70	57
Company-owned Hotels Under Construction or Refurbishment	—	2	3	1	13
Number of Franchise Hotels Open	65	11	—	—	—
Available Room-Nights(a,e)	13,756	14,042	14,256	14,059	13,072
Occupancy Percentage(e)
Inns	58.7%	61.6%	62.6%	66.3%	69.0%
Inn & Suites	60.7%	64.3%	66.2%	67.7%	67.1%
Total Company	59.2%	62.2%	63.4%	66.6%	68.7%
ADR(b,e)
Inns	$56.77	$57.39	$58.78	$58.14	$58.45
Inn & Suites	$69.11	$71.88	$74.40	$70.95	$70.00
Total Company	$59.99	$60.98	$62.62	$61.02	$60.25
RevPAR(c,e)
Inns	$33.32	$35.34	$36.78	$38.54	$40.30
Inn & Suites	$41.98	$46.21	$49.29	$48.01	$46.95
Total Company	$35.53	$37.95	$39.73	$40.64	$41.36
Cost per rented room(h)	$28.82	$28.75	$29.53	$26.15	$24.89
Corporate Capital Expenditures(f)	$10,475	$10,251	$13,060	$25,457	$4,885
Capital Expenditures on Hotels in Operation	$99,099	$50,095	$28,193	$20,714	$35,021
Hotel Redevelopment and Construction Expenditures	$8,684	$32,505	$8,115	$60,951	$265,905

(a)
Available room-nights in thousands.
(b)
Represents average daily rate.
(c)
Represents revenue per available room.
(d)
Results for 1998 include lodging operations of La Quinta Inns, Inc. prior to its merger on July 17, 1998 with LQ Properties.
(e)
Includes operating statistics for hotels operated by us at any time in the respective year and does not include franchise operating statistics.
(f)
Corporate assets were reclassified to property, plant and equipment as a result of our Restructuring.
(g)
For 2001 and preceding years, these statistics were reported for "The La Quinta Companies—Combined," which has been replaced by "LQ Corporation—Consolidated" for the current year presentation.
(h)
Includes Direct Lodging Expenses. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion.

Our Properties

        As of December 31, 2002, LQ Corporation, through its controlled REIT subsidiary LQ Properties, had investments in 280 hotels. These hotels represent an aggregate of approximately 37,000 rooms in service and are leased by LQ Properties (or the respective property owning subsidiary) to a subsidiary of LQ Corporation. Additionally, as of December 31, 2002, other subsidiaries of LQ Corporation held investments in four lodging facilities.

        Generally, each of the hotel properties, including the land, related easements and rights, buildings, improvements, furniture, fixtures and equipment, that is owned by LQ Properties is leased to a subsidiary of LQ Corporation pursuant to long-term lease agreements. The lease agreements have fixed terms of five years. The lease agreements between LQ Properties and LQ Corporation, as amended in March 2002, include rents based on 40% of quarterly gross revenue thresholds for each of the leased hotel properties.

        LQ Corporation is required to pay rent and all operating expenses of hotel properties leased from LQ Properties, while LQ Properties assumes costs attributable to real estate taxes and insurance. LQ Corporation is required to provide for all repairs, replacements and alterations to the leased hotel properties that are not considered capital additions or material structural work, as defined in the lease agreements. LQ Properties provides for all capital additions and material structural work.

        The following table sets forth certain information as of December 31, 2002 regarding our owned-lodging properties:

	Inns		Inn & Suites
Location	Number of Facilities	Number of Rooms	Number of Facilities	Number of Rooms
Alabama	6	740	2	262
Arizona	5	685	7	868
Arkansas	4	495	—	—
California	15	2,142	2	289
Colorado	7	852	7	906
Florida	21	2,785	13	1,718
Georgia	8	1,023	5	675
Illinois	7	919	—	—
Indiana	2	242	—	—
Kansas	2	229	—	—
Kentucky	1	129	—	—
Louisiana	12	1,659	3	400
Mississippi	1	144	—	—
Missouri	1	104	1	131
Nebraska	1	130	—	—
Nevada	2	381	1	128
New Mexico	6	716	1	118
North Carolina	1	130	8	1,061
Ohio	1	122	—	—
Oklahoma	6	726	2	236
Pennsylvania	1	128	—	—
South Carolina	3	344	2	253
Tennessee	8	1,028	1	131
Texas	80	10,266	16	2,337
Utah	2	222	2	244
Virginia	4	511	—	—
Washington	3	419	—	—
Wyoming	1	105	—	—

	211	27,376	73	9,757

        The following table sets forth certain information regarding our top ten markets ranked by the number of owned rooms to our total owned room portfolio. The number of hotels and rooms are as of December 31, 2002. The market RevPAR performance data reflects RevPAR performance during the year ended December 31, 2002 of La Quinta's defined competitive set within each local market, as aggregated by Smith Travel Research.

	Owned Hotels		Owned Rooms		2002 RevPAR
Market		% of Total		% of Total
	No.		No.		Market
Dallas/Ft. Worth	21	7%	2,860	8%	(8%)
Houston	17	6%	2,184	6%	(10%)
San Antonio	10	4%	1,565	4%	2%
Denver	10	4%	1,311	4%	(9%)
New Orleans	8	3%	1,178	3%	(5%)
Austin	9	3%	1,179	3%	(20%)
Phoenix	8	3%	1,010	3%	(8%)
Orlando	7	2%	1,033	3%	(8%)
Atlanta	8	3%	1,027	3%	(10%)
Miami/Ft. Lauderdale	7	2%	965	3%	(13%)

Top 10 Markets	105	37%	14,312	40%	(9%)
Other Markets	179	63%	22,821	60%	(3%)

All Markets	284	100%	37,133	100%	(5%)

        We believe that all of our hotel properties are well constructed, well maintained and are attractively landscaped to enhance their appearance. To maintain the overall quality of our hotels, each hotel undergoes refurbishment and capital improvements as needed. In addition to regular operating maintenance, major capital refurbishing has generally been provided at intervals of five to seven years, based on an annual review of the condition of each hotel. Each hotel also undergoes a regular maintenance program whereby each room is deep cleaned every quarter. During 2002, we spent approximately $99,099,000 in capital improvements and renovations to our existing hotels. We have invested approximately $233,122,000 in capital maintenance and renovation improvements to our existing hotels during the last five years.

        Included in the periodic capital expenditures mentioned above, are the expenditures related to our Gold Medal® Lite property renewal program, which we commenced in 2001. This program consists of refurbishments and enhancements to both the interior décor and exterior appearance of 200 of our company-owned La Quinta Inns properties. Gold Medal® Lite follows our earlier $200,000,000 Gold Medal redevelopment program of the mid-1990's in which guest rooms in 240 of our company-owned properties were completely refurbished. Under Gold Medal®Lite, we strive to update our guest rooms with new carpet, wall coverings, furniture, bedspreads and drapes. We believe this program will reinforce our position as a consistent provider of clean, comfortable facilities. In 2002 and 2001, an aggregate of 184 company-owned properties were updated under the Gold Medal® Lite program.

        To maintain our reputation for consistency and quality, we anticipate that, from time to time, we will sell certain hotels that no longer meet the standards of the La Quinta brand. For example, during 2002, we sold nine of our hotels and other related facilities for gross proceeds of approximately $20,725,000. We currently have seven hotels and two parcels of land, valued at approximately $25 million, that we have classified as held for sale and anticipate selling during 2003.

Our Operations

        The corporate headquarters for our hotel operations is located in Irving, Texas. Centralized corporate services include marketing, sales, finance, information systems, construction and design,

purchasing, legal, risk management, human resources and training. Accounting, treasury, tax and reservations functions are centralized in our service centers located in San Antonio, Texas.

        We have organized our hotel operations into 15 regions with each region headed by a regional vice president located within the respective market. Each regional vice president is responsible, on average, for supervising operations of approximately 20 hotels. The regional vice presidents report to our senior management and are responsible for the service, cleanliness and profitability of the hotels in their respective regions.

        Each company-owned hotel is operated as an individual profit center, with an on-site general manager who oversees all day-to-day operations. Our general managers focus their attention on assuring friendly guest service, maintaining clean and comfortable guest rooms and achieving profitable operations. Their responsibilities also include recruiting, training and supervising the hotel's staff. A typical hotel has approximately 25 employees, including the general manager, housekeepers, laundry attendants, maintenance staff, front desk guest service representatives and a night auditor.

        Our general managers receive a five-week training program that emphasizes operations, hospitality, rate management, legal and risk management issues, interviewing, employee relations, training and budgeting prior to assuming responsibility at a hotel. We also utilize assistant managers to support the general mangers at certain properties, which provides a pool of experienced candidates to fill open general manager positions as needed.

        We use target-driven operational budgets prepared by our general managers that are implemented after review with our senior management. The hotel general managers, regional vice presidents, revenue managers, and senior management continually review our room rates so that they can be appropriately adapted to prevailing market conditions at each hotel. Each general manager can earn financial incentives based upon achieving favorable results in comparison to revenue and profit budgets and upon achieving targeted goals in guest satisfaction surveys for their respective property. We believe this incentive program increases our general managers' focus on operating efficient, well-maintained and profitable hotels.

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

Our Franchising Program

        In late 2000, we initiated a program to license the use of our La Quinta brand through franchising. Our franchising activities include both the franchising of newly constructed hotel properties, as well as the conversion of existing hotel properties that meet our quality specifications. We currently operate our franchising program through La Quinta Franchising LLC, a wholly owned subsidiary of La Quinta Inns, Inc.

        A prospective franchisee is required to pay us a refundable application fee of $5,000 when an application is made for a La Quinta franchise. We evaluate franchise applicants on the basis of, among other factors: their hotel operating experience and ability, the strength of their financial resources, and their credit history. Upon execution of a franchise agreement, approved franchise applicants pay us an affiliation fee generally ranging from $40,000 to $45,000, toward which the $5,000 application fee can be used as a credit. Approved franchise applicants are granted the rights (subject to the terms of their franchise agreement) to operate their hotel under the La Quinta Inn® or La Quinta Inn & Suites® brand name, obtain reservations through our central reservation system and use our hotel designs, operating systems and procedures, among other rights.

        We generally require a franchisee to pay a royalty fee of 4.0% of gross room revenues (as defined in the franchise agreement) during the first two years of operating under the La Quinta brand and 4.5% of gross room revenues for all periods thereafter. A franchisee can receive a rebate of 0.5% of gross room revenues if, in any calendar year, the franchise hotel achieves superior results in guest satisfaction as measured by a survey conducted by an independent market research firm. In addition to royalty fees, a franchisee generally pays, as a percentage of gross room revenues, a marketing fund fee of 2.5% for national advertising and a reservation fee of 2.0% to support the cost of reservation services provided to the hotels. Franchisees also pay La Quinta other fees, such as fees for computer software usage, training programs and Returns® loyalty program participation.

        Before a franchise hotel opens, we inspect the hotel to confirm that it meets our quality specifications. Once a franchise hotel opens, we strive to provide continued sales support and operational assistance. We currently employ two franchise service directors, who are former general managers of our hotels, to assist franchisees with pre-opening and ongoing business issues. We also employ ten franchise sales personnel located throughout the U.S. who market our franchise program to qualified applicants.

        We do not presently have a company-funded financial assistance program for franchisees. However, on occasion, we have provided, and at our discretion, may occasionally provide franchisees with various forms of financing upon varying terms, depending upon a number of factors. These factors include: the amount of the financing, the number of hotels involved and their location, the number of rooms involved, relevant market conditions, the credit worthiness of the franchisee and any proposed guarantors, and other factors that may warrant the provision of financial assistance.

        A typical franchise hotel consists of approximately 90 rooms. Each franchise hotel must adhere to the same rigorous quality standards of design, maintenance and customer service as a company-owned hotel. Each franchise hotel is inspected by a franchise service director to assure that the franchise hotel adheres to our quality standards. We have the ability to terminate a franchise agreement if a franchisee fails to meet our quality standards or fulfill other contractual obligations.

Our Sales & Marketing

        Our Sales and Marketing operations can be segmented into four functional divisions: (i) direct sales, (ii) frequency program, (iii) central reservations and (iv) electronic distribution.

        Direct Sales.    We employ a 90-member direct sales force, which was increased from 45 starting in mid 2002. The direct sales force consists of approximately 15 national sales associates who call on companies that have a significant number of individuals traveling in the regions in which we operate and who have a need for a high volume of room-nights. National sales representatives also seek to increase room sales through the inclusion of our hotels in approved or preferred lodging lists of corporate travel managers and travel agencies who operate on a national basis. We also form and continue to seek alliances with national travel and consumer organizations, such as AAA and AARP, and offer special rates or promotions to such organizations' customers. In addition to the national effort, approximately 75 of our sales managers are based in our local markets. The sales managers call on local businesses, hospitals and organizations that can provide room-nights for our local hotels. Our sales force was responsible for approximately 40% of all room-nights sold in 2002.

        Frequency Program.    In September 2002, we introduced our enhanced customer loyalty program—La Quinta Returns®—designed to reward current members and help entice new members. The new program allows members to earn points that can be redeemed for the following benefits: airline miles/credits with American Airlines® AAdvantage®, Delta Sky Miles®, Continental One Pass®, and

Southwest Airlines Rapid Rewards®; gift certificates to national retailers and restaurants; sporting event tickets; entertainment and amusement park tickets; and special resort travel packages, in addition to the former program's benefit of free La Quinta room-nights. Members are classified as Silver, Gold or Elite based on frequency of stay and are able to earn more points and receive additional amenities at each progressive level. Our Returns program helps to expedite the reservation and check-in process and helps to improve the administrative efficiency of the reservation agents and front desk staff by providing a personal profile of each member. This profile includes information such as mailing address, room type preference, and preferred method of payment and is used by La Quinta to market directly to our Returns members. As of December 31, 2002, we had approximately 1,200,000 Returns members. These Returns members accounted for approximately 20% of all room-nights sold in 2002.

        Central Reservations.    We promote and operate our own central reservation system, teLQuik, as well as a toll-free number, 1-800-531-5900, to accept reservations. During 2002, we handled approximately three million calls through our central reservation system, of which approximately 45% resulted in room reservations. Our reservation system provides reservation agents with information about hotel locations, available rooms and prices in order to assist customers in reserving rooms. Our agents are trained in telephone sales and cross-selling techniques. Through our computer network, we continually update the number of rooms sold at a hotel property, permitting the sale of all available rooms through either the individual hotel or the reservation centers. We market our reservation services to travel agents and corporate travel planners who may access teLQuik through four global distribution systems (airline reservation systems). We also have specialized reservation agents for large group sales, motor coach sales and special service bookings.

        We estimate that approximately 32% of room sales are to customers who have made a reservation through our central reservation system either by using our toll free numbers or through electronic distribution channels. Approximately 32% of room sales are from "walk-in" customers who check into a hotel without having made reservations. Approximately 36% of room sales are to customers who have made a reservation directly with a hotel.

        Electronic Distribution.    In June 2002, we introduced our enhanced Internet site www.LQ.com. This website allows guests to self-book La Quinta room reservations and provides information regarding our hotel locations, services and amenities. Guests are able to book reservations by one of three methods: by specific hotel location, within proximity of a guest-defined attraction or by route from point of origin and destination. Reservations on-line can be made in four simple steps. In addition to our own proprietary website, we distribute our lodging product via third-party travel websites such as Travelocity, Expedia and Hotwire and we sell room inventory through Priceline.com, Hotels.com and other Internet distributors.

Our Information Systems

        Our information systems support our operations, reservations, marketing and sales, financial reporting and management reporting functions. During 2002, we continued to enhance our information systems' capabilities. These improvements include:

  •
  better correlation in room inventory and rate consistency between property management systems;

  •
  new electronic distribution channels;

  •
  more timely management reporting for improved operational decision making;

  •
  enhanced sales systems for improved tracking of leads and procurement of corporate business;

  •
  completion of installation of enhanced LodgeNet services in all hotels, adding Internet access, greater movie and games selection, folio preview;
  •
  implementation of new credit card processing system which authorizes transactions in less than 5 seconds;
  •
  introduction of one-step check-in at all hotels, speeding up front-desk interactions;
  •
  a proprietary web-site www.LQ.com with new look and enhanced features; and
  •
  enhancements to our reservation system, which enabled booking of multiple rooms in a single transaction for our reservations agents and allowed for reduced call time and increased booking conversion.

        We plan to continue to invest in our information systems to enhance our ability to monitor and maximize revenues and profitability. We currently anticipate implementing systems for data warehousing and customer relationship marketing in 2003 that will allow us to better understand serve and communicate with our guests.

Our Trademarks

        La Quinta Inns®, La Quinta Inn & Suites®, Returns® program, teLQuik®, Gold Medal® and our other associated proprietary trademarks are our registered trademarks. Our trademarks are owned by La Quinta Worldwide, LLC (a consolidated subsidiary owned by LQ Properties) and licensed for use by several of our subsidiaries, including La Quinta Inns, Inc. and La Quinta Franchising LLC. The gross book values of these trademarks are reflected in the accompanying balance sheets of LQ Corporation and LQ Properties at approximately $81.1 million and $66.3 million, respectively. All of our material trademarks are registered with the United States Patent and Trademark Office. In addition, we have registered certain of our trademarks with the appropriate governmental agencies in certain foreign jurisdictions. We consider all of these trademarks and the associated name recognition to be important to our business.

Our Employees

        As a service-oriented business, our employees are important to our success. Recruiting for general managers and corporate employees is coordinated through our corporate human resources department. All employees, including hourly hotel employees, receive training upon their hire as well as on-going training to improve their skills. Our general managers receive a five-week training program that emphasizes operations, hospitality, rate management, legal and risk issues management, interviewing, employee relations, training and budgeting prior to assuming responsibility at a hotel. We provide all of our full-time employees and their families, including hourly hotel employees, the opportunity to participate in a benefits package, which includes health, dental, and vision coverage. We believe this benefit provides a competitive advantage in recruiting hourly hotel employees, as most limited service hotels do not provide benefits for their employees. Our employees are also able to earn financial incentives based on achieving targeted RevPAR, profitability, guest satisfaction and personal development goals. In addition, recognition programs have been established to acknowledge our employees' outstanding service and achievement. We believe our scale and size also provide career opportunities for our employees to advance within the organization.

        As of December 31, 2002, we employed approximately 6,700 employees, including approximately 6,200 hourly employees. Of these employees, approximately 300 were employed at our corporate headquarters in Irving, Texas and approximately 150 were employed at our support centers in San Antonio, Texas, of whom 65 work at our reservation center. Our employees are not currently represented by labor unions and we have never experienced an organized work stoppage. We believe that ongoing labor relations with our employees are good.

Our Strategy

        We focus on providing consistently clean and comfortable guest rooms in convenient locations at affordable prices. Our objective is to enhance shareholder value by building our brand and expanding our distribution, which we believe are key factors in increasing our cash flow. In order to achieve our objective, our key strategies include: (i) increase profits from our company-owned hotels, (ii) grow our franchising program, and (iii) invest our available capital.

        Increase Profits from our Company-Owned Hotels.    We expect to increase our cash flow through increases in profit contributions from company-owned hotels, primarily by improving RevPAR. We believe that as the U.S. economy recovers and the specific markets in which we operate recover, we will be able to benefit from improvements in demand for hotel rooms. In addition, we have made and continue to make significant investments in our sales force, loyalty program and electronic distribution channels. We also believe improvements made to our properties through our Gold Medal Lite property renewal program will allow us to enhance our RevPAR.

        Grow our Franchising Program.    We believe that we will continue to grow our franchising program by capitalizing on the value of the La Quinta brand. Our franchising program is focused on developing relationships with experienced hotel owners who will develop and operate new hotels as La Quinta Inns or La Quinta Inn & Suites or convert existing hotels to the La Quinta® brand. We believe that this strategy will allow us to continue to expand our geographic coverage without requiring significant capital investment, resulting in increased revenues and cash flow while maintaining consistent quality across our entire chain. By becoming more franchise oriented, we anticipate increasing our return on assets and capitalizing on the value of our brands.

        Invest our Available Capital.    We may use our cash flow, in combination with other sources of capital, to pursue selective inn acquisitions, development and redevelopment opportunities and selected strategic acquisitions. Our current development strategy is focused on locating a select number of high visibility properties in key strategic locations, such as central business districts of major cities, areas near major airports and major vacation destinations. We currently intend to use joint ventures with experienced hotel developers for these projects. We believe that this approach to development, often used in full-service hotel projects, will allow us to reduce the overall levels of our capital requirements and the level of development risk.

        In addition, we own several older hotels in locations that have experienced substantial growth around the hotel sites. We believe that we have the opportunity to redevelop a select number of these locations with a new hotel property that will produce stronger operating results than the existing facility.

        We also may use our cash flow, in combination with other sources of capital, to pursue acquisitions to expand our brand offering, as well as our geographic territory. We believe that the current weak lodging environment may present us with opportunities to expand our lodging operations. We are exploring opportunities to grow our lodging business by converting acquired hotel real estate portfolios to the La Quinta® brand or acquiring additional brands to complement the La Quinta® brand. Acquisition opportunities would be evaluated on a number of factors, including the potential target's strategic fit, future profitability, financial condition, strength of operations, brand quality and geographic and product distribution. We believe that we have a strong infrastructure to accommodate growth that could be achieved through acquisitions and other growth opportunities. We believe that this infrastructure includes effective advertising and marketing programs, an experienced operations group, a central reservation and property management system, investments in information systems and a seasoned sales group.

Our Competitive Strengths

        We believe that we benefit from certain competitive strengths, which assist us in implementing our business objectives and strategies, including:

        Significant Brand Awareness.    We believe that we have achieved significant brand awareness over our 35-year history as a result of our focus on providing high quality, well located accommodations and superior value. We believe that this brand awareness, as well as our reputation for price, quality and value, has earned our hotels a strong following of loyal guests. We reward our loyal returning guests through our Returns program which provides guests with recognition and an expedited reservation and check-in process as well as rewards for frequent stays. We believe that our brand identity provides us with a significant advantage over independent hotel operators and other limited- service chains. Together with our operational expertise, this brand awareness enhances the performance of existing and newly constructed or acquired properties.

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

        Strong Infrastructure.    We believe we have a strong corporate infrastructure to support our existing hotels as well as new hotels that may be added to our system. Centralized corporate services include marketing, sales, finance, accounting, treasury, tax, information systems, construction and design, purchasing, legal, risk management, human resources and training. We promote and operate our own central reservation system, teLQuik, and a toll-free number, 1-800-531-5900, to accept room reservations. In addition, we operate our own proprietary website, www.LQ.com, which accepts room reservations and provides our guests with information about our companies, our hotels, and special promotions. Our direct sales force consists of 90 sales managers that conduct sales programs to develop and cultivate guests from potential and existing national and local clients. Our enhanced Returns® program promotes repeat business and brand loyalty to La Quinta.

Our Restructuring

        Over the last three years, we have undergone significant financial and strategic changes. In January 2000, we began a strategy of divesting our non-lodging real estate assets in order to focus on our lodging business. As a result of that change in strategy, we replaced substantially all of our senior management with executives who have, on average, approximately 25 years of experience in lodging and lodging-related industries. Over the last three years, our management has improved the operations of our lodging assets, including the reduction of costs and the introduction of our franchising program. During this period, we also sold approximately $1.8 billion of our non-lodging assets, applying the proceeds from these sales to reduce our outstanding indebtedness, thereby strengthening our balance sheet.

        On January 2, 2002, we completed the Restructuring of the existing organization of our companies whereby LQ Properties became a subsidiary controlled by LQ Corporation while continuing its status as a REIT. As result of the Restructuring, each outstanding share of common stock of LQ Properties held by La Quinta's shareholders was converted into one share of a new class B common stock of LQ Properties and each outstanding share of common stock of LQP Acquisition Corp., a newly formed wholly-owned subsidiary of LQ Corporation that was merged into LQ Properties (all of which were held by LQ Corporation) was converted into one share of a new class A common stock of LQ Properties. Following the Restructuring, each share of common stock of LQ Corporation, which was previously paired with the common stock of LQ Properties, is now attached and trades as a single unit with a share of LQ Properties' class B common stock. The Restructuring was accounted for as a reorganization of two companies under common control with no revaluation of the assets and liabilities of the two companies. We implemented the Restructuring in response to federal tax legislation adopted over the past several years which made it difficult for us to maintain our former status as a "grandfathered" paired share REIT while pursuing our objective to improve, expand, and diversify our lodging real estate assets and lodging business as a whole.

        We believe that the Restructuring was the best alternative for us to grow our lodging real estate portfolio, management operations and brand franchising in light of this federal tax legislation. In addition, we believe that our Restructuring will allow both LQ Properties and LQ Corporation to make efficient use of their substantial net operating loss carryforwards, or "NOLs." We believe additional benefits of our Restructuring include our ability to deduct preferred dividends for income tax purposes and to retain capital for other corporate uses such as deleveraging, investment, acquisitions and potential share repurchases. We believe that our Restructuring should also enable us to be less dependent upon capital markets by allowing us to retain more of our cash flow.

Our Other Businesses

        As of December 31, 2002, we operated TeleMatrix, Inc., a provider of telephones, software and equipment for the lodging and telecommunications industry. This business functions relatively autonomously and generated revenues of $12,145,000 during the year ended December 31, 2002. Telematrix does not represent a significant portion of our assets, revenues, operating cash flow or expenses.

        Consistent with our previously announced intention to focus on the lodging industry, we completed our healthcare asset disposition strategy in 2002, resulting in the sale of $1,789,478,000 of healthcare investments from 2000 through 2002. As of December 31, 2002, LQ Properties held approximately $59,330,000 in permanent mortgage loan financing and seller notes receivable resulting from the sale of healthcare assets, which we currently intend to hold to maturity. Permanent mortgage loan financing provided by LQ Properties is secured by first mortgage liens on the underlying real estate and personal property of the mortgagor.

        The interest rate on LQ Properties' existing investments in mortgage loans for two operating facilities is London Interbank Offered Rate ("LIBOR") plus 1% per annum on the outstanding balances. These mortgage loans are secured by the operating facilities and mature in August 2008. LQ Properties has two additional notes that are secured by the equity interest of the borrowers. One of the notes matures in March 2006 with a fixed rate of 9% and the second note matures in August 2005 and has a rate of 9% for the first 24 months and 10% for the last 12 months.

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

Environmental Matters

        Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of investigation, removal or remediation of such substances may be substantial. Additionally, the presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect the owner's ability to sell or rent or to borrow using this property as collateral. People who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of a release of substances at a disposal treatment facility, whether or not the facility is owned or operated by that person. Certain environmental laws impose liability for release of asbestos containing materials, or "ACMs", into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, we may be considered an owner or operator or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, be potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons or property.

        We have retained independent environmental consultants in the past to conduct or update Phase I environmental assessments (which generally do not involve invasive techniques such as soil or ground water sampling) and asbestos surveys with respect to certain of our properties. To date, these environmental assessments have not revealed any environmental conditions that we believe will have a material adverse effect on our business, assets or results of operations. Where appropriate, on a property-by-property basis, these consultants also have conducted additional testing, including sampling for asbestos, for soil contamination where underground storage tanks are or were located, and for contamination of underground water. However, even though these environmental assessments have been conducted, there is still the risk that the environmental assessments and updates did not identify all potential environmental liabilities because either a prior owner created a material environmental condition that is not known to us or the independent consultants preparing the assessments did not discover it. Further, new environmental liabilities may have developed since the environmental assessments were conducted. We are aware that certain of our hotel properties are adjacent to gasoline stations that may put these properties at risk for soil and groundwater contamination from these neighboring properties. In addition, one of our hotel properties is located near a "Superfund Site" as designated by the Environmental Protection Agency. Currently, we are not aware of any contamination to this property and have not been required by the EPA to take any actions. Finally, our lodging properties are cleaned and maintained using various chemicals and cleaning agents, some of which may be environmentally sensitive or hazardous. We generally maintain these chemicals and cleaning agents in appropriate containers to protect against environmental hazards.

        As of December 31, 2002, we had 24 properties that have problems with mold caused by excessive moisture, which accumulates in buildings or on building materials. The presence of mold at our properties has required us to undertake a remediation program to remove the mold from the affected properties. The aggregate cost of the remediation was $3,838,000 as of December 31, 2002. Of this amount, roughly $2,800,000 is related to one new construction hotel property, and we are seeking reimbursement from our contractors and other third parties for reimbursement of this and other amounts. We intend to continually monitor the progress of the remediation of our properties. While we believe that the cost of remediation is immaterial, such costs may increase as a result of the existence of mold in our other properties. See "Certain Factors You Should Consider About Our Companies, Our Businesses And Our Securities" for additional risks associated with the presence of mold.

        Although we have incurred and expect to incur remediation and other environmental costs during the ordinary course of operations, we anticipate that such costs will not have a material adverse effect on our operations or financial condition.

Income Tax Matters

        LQ Properties currently intends to continue to manage its investments, including the sale or disposition of property or other investments, and to operate (on its own and through its business relationships with LQ Corporation) in a manner consistent with the requirements of the Internal Revenue Code of 1986, as amended ("the Code") and the regulations there under in order to qualify as a REIT. As long as LQ Properties complies with the Code and its regulations regarding REIT qualification, LQ Properties will generally not be taxed, under the federal income tax laws, on that portion of its REIT taxable income that it distributes to its shareholders. LQ Properties utilizes taxable REIT subsidiaries to conduct the operations of TeleMatrix and to hold certain assets, which LQ Properties could not hold directly. LQ Properties has accrued and paid federal and state income taxes on the earnings of such subsidiaries.

        In order to continue to qualify as a REIT, among other factors, LQ Properties must have distributed, in general, at least 90% of its 2002 REIT taxable income (excluding net capital gain) as dividends eligible for the dividends paid deduction available to REITs. LQ Properties recognized a net operating loss for the year ended December 31, 2002 and accordingly was not required to make any distributions for the year. Distributions to preferred shareholders during 2002 have been characterized as a return of capital.

        As of December 31, 2002, our total federal NOL carryforwards were approximately $424,300,000, of which approximately $167,900,000 is available to LQ Properties and its taxable REIT subsidiaries. No valuation allowance has been provided for federal NOL carryforwards available to LQ Properties and LQ Corporation. A valuation allowance of $2,560,000 was recorded during the 12 months ended December 31, 2002 with respect to certain state operating loss carryovers. LQ Properties and its taxable REIT subsidiaries have recorded a full valuation allowance for capital loss carryforwards of approximately $40,400,000 as utilization of these losses within the statutory five-year carryover period is not reasonably assured. LQ Properties has also recorded a full valuation allowance with respect to federal tax credits of approximately $6,600,000 (primarily alternative minimum tax) made available to LQ Properties as a result of the Restructuring.

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

Certain Factors You Should Consider About Our Companies,
Our Businesses And Our Securities

        Presented below are certain factors that we believe are material to our shareholders. You should be aware that there are various risks, including those described below, which in the future and, in some cases, already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors. This section includes or refers to certain forward-looking statements. You should read the explanation of the qualifications and limitations on such forward-looking statements in this Joint Annual Report under the headings "About this Joint Annual Report—Forward-Looking Statements."

Risks Associated with our Lodging Business

Our strategic focus on lodging related properties exposes our shareholders to risks common in this industry that may adversely affect an investment in our securities, including a number of risks that could have an adverse effect on our lodging related business.

        Our economic performance, and consequently the value of our publicly traded securities, are subject to the risk that if our properties do not generate revenues to meet our operating expenses, including debt service and capital expenditures, our cash flow will be adversely affected. The following factors, common in the lodging industry, may adversely affect the revenues generated by or expenses incurred by our hotel properties, including:

  •
  changes in the national, regional and local general economic climate including the severity and duration of the current economic downturn;

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

  •
  availability of qualified labor;

  •
  changes in room rates to meet market conditions or stimulate demand;

  •
  increases in operating costs (such as healthcare and liability insurance) due to inflation and other factors;

  •
  capability of management information systems;

  •
  the need for capital to reinvest in order to periodically repair and upgrade our lodging facilities;

  •
  sudden changes in travel patterns caused by factors such as terrorist attacks and U.S. military action;

  •
  increases in travel expenses that reduce business and leisure travel;

  •
  increases in infrastructure expenses such as real estate tax and utilities; and

  •
  fluctuating and seasonal demands of business travelers and tourism and the relationship, generally, between supply of and demand for hotel rooms (an oversupply of hotel properties or a reduction in demand for hotel rooms).

The political and economic climate and other world events affecting safety and security could adversely affect lodging demand and could harm our future revenues and profitability.

        Lodging demand has been, and is expected to continue to be, affected by the public's attitude towards the safety of travel and the international political climate. The possibility of military action against Iraq, events such as the terrorist attacks in the U.S. on September 11, 2001 and the threat of additional attacks, and the resulting political instability and concerns over safety and security aspects of traveling, have had a significant adverse impact on lodging demand and may continue to do so in the future. Economic or political changes that reduce disposable income or consumer or business confidence may affect demand for hotel rooms, which in many cases are discretionary purchases. Decreases in lodging demand could lead to price discounting which, in turn, could reduce the profitability of our business. Additionally, these declines could affect our ability to comply with certain financial covenants under our revolving line of credit (the "Credit Facility").

We operate in a very competitive market, which may limit our operating margins, diminish our market share and reduce our earnings.

        Our hotels generally operate in markets that contain numerous competitors, including a wide range of lodging facilities offering full-service, limited-service and all-suite lodging options to the public. The continued success of our hotels will be substantially dependent upon our ability to compete in such areas as affordable and competitive room rates, quality of accommodations, name recognition, service level and convenience of locations. Additionally, an increasing supply of hotel rooms in our market segment, and consolidations in the lodging industry generally, have resulted in the creation of several large, multi-branded hotel chains with diversified operations that may adversely impact our business, financial condition and results of operations. We cannot assure you that demographic, geographic or other changes in markets will not adversely affect the convenience or desirability of the locations of our hotels. Furthermore, we cannot assure you that competing hotels will not provide greater competition for guests than currently exists in the markets in which our hotels operate or that new hotels will not enter such markets.

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

  •
  timely payment of royalties and other fees;

  •
  ongoing capital expenditures and maintenance; and

  •
  proper usage of the La Quinta® brand and related trademarks.

        In addition, while we have contractual controls over each franchisee, we do not have control over the day-to-day operations of franchisees. As a result, third party franchisees may not appropriately use and protect our La Quinta® brand, which may decrease its value or expose it to legal challenges.

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

        We are responsible for insuring our properties, including our lodging related properties, as well as for obtaining the appropriate insurance coverage to reasonably protect our interests in the regular course of business. Additionally, each of our leases and loans typically specifies that comprehensive insurance be maintained on each of our properties, including liability, fire and extended coverage. Leases and loan documents for new investments typically contain similar provisions. There are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods or terrorists acts that may be uninsurable or not economically insurable. We will use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. The events of September 11, 2001 and their aftermath have made it difficult to obtain certain types of insurance and are causing the cost of insurance to increase. We may not be able to obtain or renew insurance policies, or, if we are able to obtain or renew our coverage, it may be at a significantly higher cost than our historic experience. As a result, we may be forced to carry insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of our lost investment and also may result in certain losses being totally uninsured. Inflation, changes in building codes, zoning or other land use ordinances, environmental considerations, lender imposed restrictions and other factors also might make it infeasible for us to use insurance proceeds to replace the property after it has been damaged or destroyed. Under such circumstances, the insurance proceeds, if any, that we receive might not be adequate to restore our economic position with respect to such property.

        In addition, insurance coverage for our properties and for casualty losses does not customarily cover damages that are characterized as punitive or similar damages. As a result, any claims or legal proceedings, or settlement of any such claims or legal proceedings, that result in damages that are characterized as punitive or similar damages may not be covered by our insurance. If these types of damages are substantial, our financial resources may be adversely affected.

        Finally, property and casualty insurance has recently become more expensive and difficult to procure. As it becomes more expensive or difficult to procure, we will need to make decisions as to the types and amounts of coverage to obtain, including determining whether partially self-insuring is an economically feasible alternative.

Risks Related to La Quinta Generally

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

  •
  we may not be successful in attracting new corporate business and leisure customers; and

  •
  our marketing and sales efforts may not result in increasing our RevPAR.

We must successfully compete for franchisees or our franchising program will not develop into a meaningful component of our lodging business.

        The lodging business is a heavily franchised industry. While the La Quinta® brand has been in existence since 1968, we just introduced the franchising program in the fall of 2000. Some of our competitors may have substantially greater marketing and financial resources, greater brand distribution and/or greater financial incentives than we do. We must still compete successfully against these other lodging competitors in order to successfully grow our franchising program and develop it into a long-term meaningful component of our lodging business.

Our strategy of developing and redeveloping lodging properties may not generate the economic returns we expect.

        Our strategy includes current and future development and redevelopment activities. These activities are subject to risks because, among other reasons:

  •
  we may be unable to proceed with the development and redevelopment of properties because we cannot obtain financing upon terms that are favorable to us or at all;

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

        In addition, we may from time to time experience shortages of materials or qualified trades people or volatile increases in the cost of certain construction materials or labor, resulting in longer than normal construction and remodeling periods, loss of revenue and increased costs. We generally rely heavily on local contractors, who may be inadequately capitalized or understaffed. The inability or failure of one or more local contractors to perform may result in construction or remodeling delays, increased costs and loss of revenue which could adversely affect our business, financial condition and results of operations.

We may be unsuccessful in identifying and completing acquisition opportunities, which would limit our ability to grow over the long-term. Part of our growth strategy includes the potential acquisition of other lodging hotels and/or brands.

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

        Even if we are able to successfully identify and acquire other lodging hotels and/or brands, such new acquisitions may fail to perform as expected or we may be unable to make acquisitions on favorable terms. Additionally, we may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position or the costs to integrate an acquired property or brand with our existing operations.

We depend on our key personnel.

        Our future success and our ability to manage future growth depend, in large part, upon the efforts of our senior management and our ability to attract and retain key officers and other highly qualified personnel. Competition for such personnel is intense. There can be no assurance that we will continue to be successful in attracting and retaining qualified personnel. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our operations.

Changes in market conditions could adversely affect the market price of our securities.

        As with other publicly traded equity securities, the value of our publicly traded securities depends on various market conditions, which may change from time to time. Among the market conditions that may affect the value of our common stock are the following:

  •
  the extent of investor interest in us;

  •
  the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based or lodging related companies;

  •
  our financial performance; and

  •
  general stock and bond market conditions.

        The market value of our publicly traded securities is based primarily upon the market's perception of our growth potential, including current and potential future earnings and cash flow, the value of our assets, including real estate and the La Quinta® brand, our current debt levels, and, if applicable, any dividend that may be paid on LQ Properties class B common stock in the future. Consequently, our common stock may trade at prices that are higher or lower than their net asset value per share. Additionally, if our future earnings are less than expected, it is likely that the market price of our common stock will diminish.

We are exposed to litigation that could result in a substantial adverse affect on our business, financial condition and results of operations.

        There could be a substantial adverse affect on our business, financial condition and results of operations if we are not successful in defending or reaching a settlement with respect to the litigation currently pending against us including an intellectual property infringement claim. Although we are pursuing settlements with terms favorable to us and/or aggressively defending the material lawsuits that have been filed against us, we may not be successful in these efforts. If the ultimate outcome of litigation against us is not resolved in our favor, we could be exposed to considerable financial liabilities, significant portions of which may not be recoverable from our insurance providers. Any judgment against us involving intellectual property infringement decisions could also include an injunction prohibiting or limiting the use of our trademarks.

Provisions of our charters and bylaws could inhibit changes in control that could be beneficial to our shareholders.

        Certain provisions of our charters and bylaws may delay or prevent a change in control or other transactions that could provide our shareholders with a premium over the then-prevailing market price of their paired shares or which might otherwise be in their best interest. In addition to staggered Boards of Directors, our charters generally prohibit ownership, directly, indirectly or beneficially, by any single shareholder of more than 9.9% of our equity stock. We refer to this limitation as the "ownership limit." Our Boards of Directors may waive or modify the ownership limit with respect to one or more persons if they are satisfied that ownership in excess of this limit would not jeopardize LQ Properties' status as a REIT for federal income tax purposes. Shares owned in violation of the ownership limit will be treated as "excess stock" and will be subject to loss of rights to distributions and voting and other penalties. The ownership limit may also have the effect of inhibiting or impeding a change in control. These restrictions on transferability and ownership also will not apply if our Boards of Directors determine that it is no longer in the best interest of LQ Properties to attempt to qualify, or to continue to qualify, as a REIT.

There is a possibility that there will be amendments to or elimination of the pairing arrangement or that, in certain circumstances, LQ Properties' Board of Directors could terminate LQ Properties' status as a REIT.

        Currently, the La Quinta Boards of Directors may modify or eliminate the pairing arrangement without the consent of the shareholders of LQ Corporation and LQ Properties. In addition, the LQ Properties Board of Directors may, under certain circumstances, terminate LQ Properties' status as a REIT without the consent of its shareholders.

The class B common stock may be redeemed for nominal value, any time, including prior to the time when the class B common stock becomes eligible for dividends, subject to certain important limitations.

        LQ Properties may redeem the class B common stock for nominal value provided that the class B common stock remains paired with the common stock of LQ Corporation and that no additional shares of class B common stock are outstanding and unpaired. Although in form such redemption price is nominal, the redemption mechanic is designed to cause the holders of the class B common stock to transfer such stock to LQ Corporation as a capital contribution, with a corresponding increase in the value of their existing common stock of LQ Corporation. LQ Properties may exercise its redemption right at any time, including prior to 2005 when the class B common stock becomes eligible to receive dividends. If the class B common stock is redeemed prior to 2005, holders of the class B common stock will not have received any tax-advantaged dividends.

Risks Related to Our Debt

As of December 31, 2002, we had approximately $665 million of debt, which could have important consequences for our investors and for us, some of which include:

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

  •
  our flexibility to adjust to market conditions is limited, leaving us vulnerable in a downturn in general economic conditions or in our business; and

  •
  some of our debt is redeemable at the option of the holders prior to the stated maturity.

Our Credit Facility contains certain financial covenants that we may not meet and, if violated, could limit our ability to continue to borrow under our Credit Facility and, under certain circumstances, could accelerate the amount due under our Credit Facility.

        We depend upon our Credit Facility for a portion of our operating funds. Our Credit Facility subjects us to financial covenants, including restrictions on our ability to engage in certain activities. Several factors, including the economic downturn and terrorist attacks and their aftermath, have had an adverse affect on the lodging business. As a result, there is a risk that we may not meet one or more of these financial covenants. Furthermore, we may be unable to amend our Credit Facility to provide for covenants that we will be able to meet in the currently challenging environment. If we violate or fail to comply with any of the financial or other covenants in our Credit Facility, there may be a material adverse effect on us. Most notably, we may be unable to borrow additional funds under our Credit Facility and, further, our outstanding debt under our Credit Facility could become immediately due. In the event that we do not satisfy a covenant, as is likely to be the case for our minimum lodging EBITDA covenant for 2003, we intend to request a waiver or amendment from our bank group. However, we cannot provide assurances that the bank group would be agreeable to such a waiver or amendment.

We may have to rely on external sources of capital to repay our debt and to pursue our strategic objectives.

        We may have to rely on third party sources of capital in order to repay our debt, fund capital expenditures and otherwise pursue our strategic objectives. These external sources of capital may or may not be available on favorable terms or at all. Our access to third party sources of capital depends upon a number of factors, including general market conditions, the market's perception of our growth potential and risk characteristics of our underlying business operations, our overall debt levels, our current and potential future earnings and cash flow and the market price of our securities. Moreover, additional equity offerings may result in the substantial dilution of our shareholders' interests and additional debt financings may further leverage us. In the event we are unable to access third party sources of capital on terms favorable to us, we may be delayed in implementing capital improvements or in pursuing our growth strategy, which could reduce our revenue, or operating income.

Rising interest rates would increase our interest costs and reduce our earnings.

        We may incur indebtedness that bears interest at variable rates. Accordingly, if we do incur such indebtedness and short-term interest rates increase, so will our interest costs, which would adversely affect our earnings, cash flow, our ability to service debt and our ability to re-invest in our operations. We may also incur indebtedness that bears interest at fixed rates. If future long-term rates increase prior to such debt issuance, our interest expense would be higher.

Risks Associated With Our Investment in Real Estate

Real estate investments are subject to numerous risks.

        Because we own and lease hotels and other real property generally affiliated with or adjacent to our hotels, we are subject to the risks that generally relate to investments in real property. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, as well as the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including:

  •
  changes in national economic conditions;

  •
  changes in local economic conditions and neighborhood characteristics;

  •
  changes in interest rates;

  •
  changes in the availability, cost and terms of loans;

  •
  the impact of present or future environmental legislation and compliance with environmental laws;

  •
  the ongoing need for capital improvements, particularly in older structures;

  •
  changes in other operating expenses;

  •
  increases in the real property taxes that we pay;

  •
  the failure of our tenants to perform their obligations under their leases;

  •
  adverse changes in governmental rules and fiscal policies;

  •
  condemnation and adverse changes in zoning laws;

  •
  civil unrest;

  •
  acts of God, including earthquakes and other natural disasters (which may result in uninsured losses); and

  •
  other factors, such as war or terrorist attacks, that are beyond our control.

The illiquidity of real estate as an investment limits our ability to sell properties quickly in response to market conditions.

        Real estate investments are relatively illiquid and, therefore, cannot be purchased or sold rapidly in response to changes in economic or other conditions. Buyers may not be identified quickly, such buyers may not be able to secure suitable financing to consummate a transaction or we may not be able to sell such property on terms favorable to us. Furthermore, sales of certain appreciated property could generate material adverse tax consequences, which may affect our ability to sell properties in response to market conditions and adversely affect returns to shareholders.

We are subject to real property taxes, which are subject to significant changes by taxing authorities, which could increase operating expenses.

        Our properties are subject to real property taxes. The real property taxes may increase or decrease as property tax rates change and as the values of properties are assessed and reassessed by taxing authorities. Real property taxes may increase even if property level cash flows substantially decrease. As a result, increases in property taxes may adversely affect our financial condition and results of operations.

Potential liability for environmental contamination or the existence of mold could result in substantial costs or restrictions on the use of our properties, which could decrease our revenue, increase our operating costs or increase our capital expenditures.

        Environmental problems are possible and can be costly. It could be discovered that some of our properties are not in compliance with applicable environmental laws. Additionally, under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of those particular real estate properties. If unidentified environmental problems arise, we may have to make substantial payments, which could adversely affect our business, financial condition and results of operations because:

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

        We have discovered that some of our properties have problems with mold caused by excessive moisture, which accumulates in buildings or on building materials. Some molds are known to produce toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold can cause a variety of health effects and symptoms in certain individuals including allergic or other reactions. The presence of mold at our properties has required us to undertake a remediation program to remove the mold from the affected properties. With the exception of one property, the cost of remediation to date has been immaterial, and, based on our evaluation of this issue, we do not believe that it will have a material adverse affect on our business, financial condition and results of operations. However, such cost may substantially increase if we discover mold in our other properties, or if the cost related to mold such as legal and insurance expense continue to increase rapidly.

Compliance or failure to comply with the Americans with Disabilities Act of 1990 and other similar laws could result in substantial costs to us, which will increase our operating or capital expenses and reduce our earnings.

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

        If LQ Properties fails to qualify as a REIT for federal income tax purposes, it will be taxed as a corporation with the attendant consequences described below. We believe that LQ Properties is organized and qualified as a REIT and intend to operate it in a manner that will allow it to continue to qualify as a REIT. However, we cannot assure you that LQ Properties is qualified as such, or that it will remain qualified as such in the future because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations, and involves the determination of facts and circumstances not entirely within our control. The complexity of the Code provisions governing REITs is greater in the case of a REIT that owns hotels and leases them to a corporation of which it is a subsidiary. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.

        If LQ Properties fails to qualify as a REIT, we could face serious tax consequences that could substantially reduce, or possibly eliminate, the funds available for, among other things, the payment of dividends to holders of class B common stock for each of the years involved because LQ Properties:

  •
  would not be allowed a deduction for any dividends paid to shareholders in computing its taxable income and would be subject to federal income tax at regular corporate rates;

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

        Even if LQ Properties qualifies as a REIT, it is subject to some federal, state and local taxes on its income and property. For example, LQ Properties pays taxes on certain undistributed income and is subject to a 100% tax on net income derived from "prohibited transactions." LQ Properties may also be taxed on all or a portion of the gain recognized from the sale of assets acquired from La Quinta Inns, Inc. as a result of the July 1998 merger of La Quinta Inns, Inc. with and into LQ Properties. LQ Properties is also subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by LQ Properties with respect to any calendar year are less then the sum of:

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

        LQ Properties' ability to make distributions to shareholders could be adversely affected by increased debt service obligations if it needs to borrow money in the future in order to maintain its REIT qualification. For example, differences in timing between when LQ Properties receives income and when it has to pay expenses could require LQ Properties to borrow money to meet the minimum distribution requirements applicable to REITs. The incurrence of large expenses also could cause LQ Properties to need to borrow money to meet this requirement. LQ Properties might need to borrow money for these purposes even if we believe that market conditions are not favorable for such borrowings. However, there is no assurance that we will be able to obtain additional money or that we may borrow such money on favorable terms.

ITEM 3. LEGAL PROCEEDINGS

        Incorporated by reference to the description of legal proceedings is Note 13, "Commitments and Contingencies," in the notes to the financial statements set forth in Part II, Item 8, "Financial Statements and Supplementary Data."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 4A. OUR EXECUTIVE OFFICERS

        We have provided information about our executive officers in this Item 4a of this Joint Annual Report. We also encourage you to refer to LQ Corporation's proxy statement for its 2003 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days following our fiscal year-end.

        The following information relative to LQ Corporation and LQ Properties' executive officers is given as of February 15, 2003:

Name	Age	Position with LQ Corporation	Position with LQ Properties
Francis W. Cash	60	President, Chief Executive Officer and Director	President, Chief Executive Officer and Director
David L. Rea	42	Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer
Rufus K. Schriber	58	Executive Vice President, Marketing and Brand Positioning	—
Alan L. Tallis	56	Executive Vice President and Chief Development Officer	Executive Vice President and Chief Development Officer
Sandra K. Michel	45	Senior Vice President, General Counsel & Secretary	Senior Vice President, General Counsel & Secretary
Wayne B. Goldberg	42	Senior Vice President, Operations	—
A. John Novak	50	Senior Vice President and Chief Information Officer	—
A. Brent Spaeth	52	Senior Vice President, Human Resources and Administration	—

        Francis W. Cash has been President and Chief Executive Officer of LQ Corporation and LQ Properties since April 2000. Mr. Cash was also the Treasurer of LQ Corporation from April 2000 until June 2000, at which time David L. Rea was appointed Treasurer. Mr. Cash was the Chairman of the Board, Chief Executive Officer, President and a Director of Mariner Healthcare Group, Inc. from September 1999 until March 2000. From July 1995 to August 1999, Mr. Cash served as President and Chief Executive Officer of Red Roof Inns, Inc. He also served as Chairman of the Board of Red Roof Inns from June 1996 to August 1999. Prior to his service at Red Roof Inns, Mr. Cash served as President and Chief Operating Officer of NovaCare, Inc. from October 1992 to June 1995. Prior to that, Mr. Cash served in a number of senior executive positions for 18 years at Marriott Corporation, most recently as President, Marriott Service Group.

        David L. Rea has been Executive Vice President and Chief Financial Officer of LQ Corporation since June 2000 and of LQ Properties since December 2000. Mr. Rea was also the Treasurer of LQ Corporation from June 2000 to January 2002 and of LQ Properties from December 2000 to January 2002. Most recently, Mr. Rea served as CFO of the start-up e-commerce company, SingleSourceIT.com. Prior to that, he was with Red Roof Inns, Inc. from 1996 through 1999 where he served in various roles, including Executive Vice President, CFO and Treasurer. From 1995 through 1996, he served as Vice President of Finance at DeBartolo Realty Corporation and held various investment management related positions with T. Rowe Price Associates from 1986 through 1995.

        Rufus K. Schriber has served as Executive Vice President Marketing and Brand Positioning of LQ Corporation since November 2002. Prior to joining LQ Corporation, Mr. Schriber served as a consultant with the consulting firm Still Pond Enterprises, Inc. from May 2000 to November 2002, during part of which time he also served as an advisor to La Quinta. From July 1987 to May 2000, Mr. Schriber served in a number of senior executive positions at Marriott International, most recently as Executive Vice President of Brand Management and Marketing.

        Alan L. Tallis has been Executive Vice President and Chief Development Officer of LQ Corporation since July 2000. Mr. Tallis has also served as an Executive Vice President and Development Officer for

LQ Properties since May 2002. He previously served in various executive positions with LQ Corporation from 1980 to 1992. Prior to returning to LQ Corporation in 2000, Mr. Tallis served as Executive Vice President-Development and General Counsel of Red Roof Inns, Inc. and Managing Director of Tallis & Associates.

        Sandra K. Michel has been Senior Vice President and General Counsel of LQ Corporation and LQ Properties since December 2001 and Secretary of LQ Corporation and LQ Properties since January 2002. Ms. Michel also serves as Senior Vice President, General Counsel and Secretary of LQ Properties. Prior to joining the companies, Ms. Michel served as General Counsel and Secretary of Sunterra Corporation from June 2000 through April 2001 and Deputy General Counsel and Assistant Secretary from August 1999 through June 2000. Prior to that, Ms. Michel served as Senior Counsel to W.R. Grace & Co. from December 1991 to August 1999 assuming the role of Assistant Secretary in September 1998. Ms. Michel was an attorney in private practice with nationally recognized firms for 11 years prior to joining W.R. Grace & Co.

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

        A. Brent Spaeth has been Senior Vice President of Human Resources and Administration of LQ Corporation since October 2001 and, prior to that, was Group Vice President of Operations since August 2000. Mr. Spaeth has been with LQ Corporation since February of 1989. He has served in various roles including Regional Vice President of La Quinta Inn & Suites in the Western Regions and Divisional Vice President for the Central Division. He formerly held various property and regional operations positions with Drury Industries and Mid-America Hotels corporations.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Stock

        Market Information.    Our shares trade on the New York Stock Exchange under the symbol "LQI." The following table sets forth, for the periods shown, the high and low sales prices for our shares traded together (our publicly traded paired common stock prior to our Restructuring) as reported on the New York Stock Exchange Composite Tape:

	2002			2001
Quarter			Quarter
	High	Low		High	Low

First	$7.40	$5.60	First	$4.08	$2.44
Second	$7.98	$6.83	Second	$6.05	$3.80
Third	$6.99	$4.61	Third	$6.02	$3.95
Fourth	$5.21	$4.10	Third	$6.42	$4.21

        LQ Properties' class A common stock is currently held by LQ Corporation and has never been publicly traded.

        Holders of Record.    There were approximately 10,182 holders of record of our shares as of February 24, 2003. Included in the number of shareholders of record are shares held in "nominee" or "street" name. As of February 24, 2003, LQ Corporation was the only holder of LQ Properties' class A common stock.

        Dividends.    In order to qualify for the beneficial tax treatment accorded to REITs, LQ Properties is generally required each year to distribute to its preferred and common shareholders at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding any net capital gain. During the fiscal year ended December 31, 2002, LQ Properties paid $60,575,000 in dividends to LQ Corporation, the sole holder of its class A common stock. In addition, its consolidated subsidiary, La Quinta Worldwide, LLC ("LQ Worldwide"), made periodic proportional distributions totaling approximately $3,960,000 to LQ Corporation, which holds a 40.6% interest in LQ Worldwide. In connection with the Restructuring, LQ Properties' shareholders approved the terms of LQ Properties' class B common stock which provide that no dividends will be paid on LQ Properties' class B common stock prior to 2005. Until 2005, dividends may be paid on LQ Properties' class A common stock, including dividends necessary to maintain LQ Properties' status as a REIT. Commencing in 2005, the holders of class B common stock, may receive, on a quarterly basis, a dividend of $0.10 per share per annum although this dividend payment is not mandatory. We do not anticipate paying cash dividends on LQ Corporation's common stock in the foreseeable future.

Our Series A Preferred Stock

        Market Information.    On June 10, 1998, LQ Properties issued 7,000,000 depositary shares (the "Series A Depositary Shares"). Each Series A Depositary Share represents one-tenth of a share of 9% Series A Cumulative Redeemable Preferred Stock with a par value of $0.10 per share ("Series A Preferred Stock"). LQ Properties' Series A Depository Shares trade on the New York Stock Exchange under the symbol "LQIPR". The following table sets forth, for the periods shown, the high and low sales prices for the Series A Depository Shares:

	2002			2001
Quarter			Quarter
	High	Low		High	Low

First	$23.75	$21.50	First	$18.45	$14.19
Second	$25.00	$23.20	Second	$21.00	$18.00
Third	$24.10	$21.00	Third	$22.49	$16.83
Fourth	$23.44	$20.95	Fourth	$23.15	$19.75

        Holders of Record.    There were approximately 205 holders of record of LQ Properties' Series A Depositary Shares as of February 24, 2003. Included in the number of holders of record are Series A Depositary Shares held in "nominee" or "street" name.

        Dividends.    For the year ended December 31, 2002, LQ Properties designated the following cash distributions to holders of its Series A Depositary Shares as non-taxable returns of capital:

Date Declared	Date of Record	Pay Date	Per Share Amount	Non-Taxable Return of Capital

01-Mar-02	15-Mar-02	01-Apr-02	$0.56250	$0.56250
03-Jun-02	14-Jun-02	01-Jul-02	0.56250	0.56250
03-Sep-02	13-Sep-02	30-Sep-02	0.56250	0.56250
02-Dec-02	13-Dec-02	31-Dec-02	0.56250	0.56250

Total			$2.25000	$2.25000

Percentage			100%	100%

        For the year ended December 31, 2001, LQ Properties designated the following cash distributions to holders of its Series A Depositary Shares as non-taxable returns of capital:

Date Declared	Date of Record	Pay Date	Per Share Amount	Non-Taxable Return of Capital

01-Dec-00	15-Dec-00	02-Jan-01	$0.56250	$0.1140
01-Mar-01	15-Mar-01	02-Apr-01	0.56250	0.1140
01-Jun-01	15-Jun-01	02-Jul-01	0.56250	0.1140
04-Sep-01	14-Sep-01	01-Oct-01	0.56250	0.1140
03-Dec-01	14-Dec-01	31-Dec-01	0.56250	0.1140

Total			$2.81250	$0.5700

Percentage			100%	20.27%

ITEM 6. SELECTED FINANCIAL AND OTHER DATA

Overview

        In November 1997, Meditrust, a Massachusetts business trust and predecessor to LQ Properties, merged with Santa Anita Realty Enterprises, Inc., with Santa Anita Realty Enterprises, Inc. continuing as the surviving corporation. Concurrently, Meditrust Acquisition Company merged with Santa Anita Operating Company, with Santa Anita Operating Company continuing as the surviving corporation. We refer to these two mergers as the Santa Anita merger. Upon completion of the Santa Anita merger, Santa Anita Realty Enterprises, Inc. changed its corporate name to "Meditrust Corporation" and Santa Anita Operating Company changed its corporate name to "Meditrust Operating Company." The common stock of Meditrust Operating Company was paired together with the common stock of Meditrust Corporation, so that the two entities, known collectively as The Meditrust Companies, traded together on the New York Stock Exchange as one unit. During early 1998 and after completion of the Santa Anita merger, The Meditrust Companies, which focused primarily on the health care industry, began pursuing a strategy of diversification into additional new businesses, which culminated in mergers with La Quinta Inns, Inc., a lodging company, and Cobblestone Holdings, Inc., a golf course company.

        The Meditrust Companies, as a result of the Santa Anita merger, acquired the benefits of a unique organizational structure known as a "grandfathered" paired share REIT. Federal tax legislation adopted in July 1998 limited benefits attributable to future use of the "grandfathered" paired share structure. In addition, during the summer of 1998 and thereafter, the debt and equity markets available to REITs generally, and healthcare and lodging REITs specifically, deteriorated, thus limiting our companies' access to cost efficient capital. As a result, during the latter part of 1998 and throughout 1999 our companies sought to strengthen our financial position and clarify our investment and operating strategy, where we:

  •
  sold over $1.4 billion in assets (including the Cobblestone Golf Group and the Santa Anita Racetrack);

  •
  sold over $820 million of healthcare properties;

  •
  repaid over $625 million in debt; and

  •
  settled our forward equity investment transaction with certain affiliates of a third-party investment company.

        During 2000, we implemented a plan intended to further strengthen our position and focus on the lodging division. Consistent with components of the plan which called for, among other things, an orderly disposition of a significant portion of healthcare assets and substantial reduction in debt, we have completed healthcare asset sales and received mortgage repayments totaling approximately $1.8 billion between January 1, 2000 and December 31, 2002 and applied substantially all of the proceeds toward reduction of our total indebtedness of $2.6 billion as of December 31, 1999 to $665 million as of December 31, 2002.

        On June 20, 2001, we changed our name to La Quinta to reflect our focus on the La Quinta lodging brand and the lodging industry. Meditrust Corporation was renamed La Quinta Properties, Inc. and Meditrust Operating Company was renamed La Quinta Corporation. Our common stock continued to trade together on the New York Stock Exchange as one unit under the ticker symbol "LQI".

        On December 20, 2001, our shareholders approved certain proposals which permitted LQ Corporation and LQ Properties to restructure the existing organization of the two companies by merging LQP Acquisition Corp., a newly formed, wholly owned subsidiary of LQ Corporation, with and into LQ Properties, with LQ Properties surviving the Restructuring and becoming a subsidiary controlled by LQ Corporation while continuing its status as a REIT. Pursuant to the Restructuring, which we consummated on January 2, 2002, each outstanding share of common stock of LQ Properties held by our shareholders was converted into one share of a new class B common stock of LQ Properties and each outstanding share of common stock of LQP Acquisition Corp. (all of which were held by LQ Corporation) were converted into one share of a new class A common stock of LQ Properties. Following the Restructuring, each share of common stock of LQ Corporation, that previously had been paired with the common stock of LQ Properties, become attached and traded together with the new class B common stock. The outstanding common stock of LQ Corporation was unaffected by the Restructuring other than a reduction in par value from $0.10 to $0.01 and the change of the pairing arrangement as described above.

        We believe that the Restructuring was the best alternative for us to grow our lodging real estate portfolio, management operations and brand franchising. In addition, we believe that our Restructuring will allow both LQ Properties and LQ Corporation to make efficient use of their substantial net operating loss carryforwards ("NOLs"). We believe additional benefits of our Restructuring include our ability to deduct preferred dividends for income tax purposes and to retain capital for other corporate uses such as deleveraging, investment, acquisitions and potential share repurchases. Our Restructuring should also enable us to be less dependent upon capital markets by allowing us to retain more of our cash flow.

Financial Information

        The following tables set forth, among other information, selected financial information for LQ Corporation and LQ Properties. All significant intercompany and inter-entity balances and transactions have been eliminated in consolidation. Likewise, the consolidated financial information for LQ Properties includes the accounts of the respective company and its majority owned partnerships after elimination of all significant intercompany accounts and transactions. Financial information related to results of operations for Cobblestone Golf Group and Santa Anita Racetrack have been reflected as discontinued operations. This information is based on and should be read in conjunction with the information set forth in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto appearing elsewhere in this Joint Annual Report.

LA QUINTA CORPORATION

Selected Financial Information

	Years Ended December 31,
	2002	2001(a)	2000(a)	1999(a)	1998(a, b)
	(In thousands, except per share data)
Operating Data:
Revenue	$536,928	$648,316	$811,951	$905,304	$635,037
(Loss) income before discontinued operations and cumulative effect of change in accounting principle	(248,796)	(283,216)	(334,156)	59,412	141,080
Discontinued operations, net	—	—	—	30,413	(294,227)
Cumulative effect of change in accounting principle	(258,957)	856	—	—	—
Net (loss) income	(507,753)	(282,360)	(334,156)	89,825	(153,147)

Net (loss) income available to common shareholders	$(507,753)	$(300,360)	$(352,156)	$73,542	$(161,591)

EARNINGS PER SHARE—BASIC
(Loss) income available to common shareholders before discontinued operations and cumulative effect of change in accounting principle	$(1.74)	$(2.11)	$(2.48)	$0.30	$1.10

Net (loss) income	$(3.55)	$(2.10)	$(2.48)	$0.52	$(1.34)

EARNINGS PER SHARE—DILUTED
(Loss) income available to common shareholders before discontinued operations and cumulative effect of change in accounting principle	$(1.74)	$(2.11)	$(2.48)	$0.30	$1.06

Net (loss) income	$(3.55)	$(2.10)	$(2.48)	$0.51	$(1.29)

Cash Flow Data:
Distributions paid	$—	$—	$—	$1.84	$3.34
Cash provided by operating activities	$100,187	$151,637	$234,986	$256,431	$179,049
Cash provided by (used in) investing activities	$129,207	$571,412	$818,839	$550,268	$(1,106,670)
Balance Sheet Data:
Property, plant and equipment, net	$2,310,089	$2,539,576	$3,169,345	$3,646,582	$3,900,865
Total assets	2,547,540	3,215,450	4,100,254	5,487,755	6,488,346
Indebtedness	665,041	1,000,238	1,596,991	2,613,764	3,301,722
Minority interest(c)	206,450	6,657	6,611	6,563	6,125
Total liabilities	1,027,803	1,184,230	1,770,832	2,807,979	3,531,293
Total shareholders' equity	1,313,287	2,024,563	2,322,811	2,673,213	2,950,928

(a)
Certain reclassifications have been made to the 2001, 2000, 1999 and 1998 presentation to conform to the presentation of the financial position and results of operations as of and for the year ended December 31, 2002 including the change to a classified balance sheet presentation. Additionally, these figures were reported for "The La Quinta Companies—Combined," which has been replaced by "LQ Corporation—Consolidated" for the current year presentation.

(b)
Financial results for 1998 include lodging segment results for the period from the date of the La Quinta Merger, July 17 through December 31.

(c)
Includes $200 million of liquidation preference on preferred stock in 2002.

LA QUINTA PROPERTIES, INC.

Selected Financial Information

	Year ended December 31,
	2002	2001(a)	2000(a)	1999(a)	1998(a)(b)
	(In thousands, except per share data)
Operating Data:
Revenue	$248,392	$379,336	$518,567	$604,987	$514,532
(Loss) income before discontinued operations and cumulative effect of change in accounting principle	15,436	(181,532)	(272,665)	89,914	160,931
Discontinued operations, net	—	—	—	40,216	(295,875)
Cumulative effect of change in accounting principle	(258,957)	856	—	—	—
Net (loss) income	(243,521)	(180,676)	(272,665)	130,130	(134,944)

Net (loss) income available to common shareholders	$(261,521)	$(198,676)	$(290,665)	$113,847	$(143,388)

EARNINGS PER SHARE—BASIC
(Loss) income available to common shareholders before discontinued operations and cumulative effect of change in accounting principle	$(0.02)	$(1.39)	$(2.03)	$0.51	$1.25

Net (loss) income	$(1.83)	$(1.38)	$(2.03)	$0.79	$(1.18)

EARNINGS PER SHARE—DILUTED
(Loss) income available to common shareholders before discontinued operations and cumulative effect of change in accounting principle	$(0.02)	$(1.39)	$(2.03)	$0.51	$1.20

Net (loss) income	$(1.83)	$(1.38)	$(2.03)	$0.79	$(1.13)

Cash Flow Data:
Distributions paid	$— (c)	$—	$—	$1.84	$3.34
Cash provided by operating activities	$82,198	$139,950	$233,535	$261,184	$187,874
Cash provided by (used in) investing activities	$144,480	$582,226	$832,069	$550,661	$(1,128,412)
Balance Sheet Data:
Property, plant and equipment, net	$2,243,548	$2,467,215	$3,132,729	$3,614,941	$3,889,489
Total assets	2,589,554	3,290,963	4,072,091	5,391,375	6,343,700
Indebtedness	665,041	1,000,238	1,596,991	2,613,764	3,301,722
Minority interest	27,514	—	6,611	6,563	6,125
Total liabilities	755,993	1,122,946	1,700,283	2,747,034	3,464,222
Total shareholders' equity	1,806,047	2,168,017	2,365,588	2,637,778	2,873,353

(a)
Certain reclassifications have been made to the 2001, 2000, 1999 and 1998 presentation to conform to the presentation of the financial position and results of operations as of and for the year ended December 31, 2002, including the change to a classified balance sheet presentation.

(b)
Financial results for 1998 include lodging segment results for the period from the date of the La Quinta Merger, July 17, through December 31.

(c)
Does not include dividends paid by LQ Properties to LQ Corporation, the sole holder of its class A common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion together with the financial statements and related notes included elsewhere in this Joint Annual Report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors. You should read the sections of this Joint Annual Report under the heading "Items 1 and 2—Description of Our Business and Our Properties—Certain Factors You Should Consider About Our Companies, Our Businesses And Our Securities". We undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances, including those set forth herein, in the section entitled "Certain Factors You Should Consider About Our Companies, Our Businesses and Our Securities" and elsewhere in this Joint Annual Report.

Overview

        The basis of presentation includes Management's Discussion and Analysis of Financial Condition and Results of Operations for each of the separate companies, LQ Corporation and LQ Properties, on a consolidated basis. Our management believes that the LQ Corporation's consolidated presentation is most informative to holders of our common stock.

General

        We are a leading limited-service lodging company providing clean and comfortable rooms at affordable prices in convenient locations. We are one of the largest owner/operators of limited-service hotels in the United States. We owned and operated 211 La Quinta® Inns and 73 La Quinta Inn & Suites® containing approximately 37,000 rooms in 28 states as of December 31, 2002. We strive to design and operate hotels that attract both business and leisure travelers seeking quality rooms that are generally comparable to those of mid-price, full service hotels, but at lower average room rates. We believe that by not providing full-service, management-intensive facilities and services, such as in-house restaurants, cocktail lounges, or room service, that typically carry high fixed costs and low margins, we are able to deliver a product that satisfies our customers' needs and price expectations, while also permitting us to concentrate on the variable cost structure and the high-margin nature of our limited service product.

        In addition to owning and operating our hotel properties, we began, in late 2000, to license the use of our proprietary brand names, including La Quinta®, La Quinta Inns® and La Quinta Inn & Suites® in return for royalty and other fees through franchise agreements with franchisees. As of December 31, 2002, our franchisees operated 37 La Quinta Inns® and 28 La Quinta Inn & Suites® representing approximately 6,000 rooms under our brands.

        As of December 31, 2002, we held approximately $59,330,000 of healthcare related investments. Consistent with our intention to focus on the lodging industry, the remaining healthcare operations and assets in our portfolio have been divested pursuant to our healthcare asset disposition strategy. We were successful in selling these assets to other healthcare real estate investors or to the operators of the facilities.

        Over the last three years, we have undergone significant financial and strategic changes. In January 2000, we began a strategy of selling non-lodging real estate assets in order to focus on our lodging business. As a result of that change in strategy, we replaced substantially all of our senior management with executives who have, on average, approximately 25 years of experience in lodging and lodging-related industries. Over the last three years, we have improved the operations of our lodging assets, including the reduction of costs and the introduction of a franchising program. During that period, we also have sold approximately $1.8 billion of our non-lodging assets, with proceeds from those sales applied to reduce indebtedness and strengthen our balance sheet.

        On December 20, 2001, our shareholders approved certain proposals which permitted us to restructure the existing organization of our companies by merging a newly formed, wholly owned subsidiary of LQ Corporation, with and into LQ Properties, with LQ Properties surviving the Restructuring and becoming a subsidiary controlled by LQ Corporation while continuing its status as a REIT. The new structure went into effect on January 2, 2002. We believe the Restructuring, which was proposed primarily to address the challenges imposed by federal tax legislation on our previous "grandfathered" paired share REIT structure, will enable us to grow our lodging real estate portfolio, management operations and brand franchising program without the restrictions imposed by this federal tax legislation.

        As part of our continued focus on the improvement of revenue performance, we launched our redesigned loyalty program on September 24, 2002, called La Quinta Returns®. While the previous program allowed members to earn "free stay" certificates, the new Returns program allows members to earn points that can be redeemed for a variety of rewards, in addition to free stay certificates. In addition, we added several new electronic distribution channels during the year and are currently expanding and reshaping our sales force to put more emphasis on local sales efforts. These programs are anticipated to increase our costs in 2003.

La Quinta Corporation—Consolidated Results of Operations

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

        We earn revenue primarily by owning and operating 211 La Quinta Inns and 73 La Quinta Inn & Suites as well as licensing the use of our brand in return for license and other fees under our franchise program.

	Year ended December 31,
	2002	2001
	(In thousands)
REVENUE:
Lodging	$524,295	$574,837
Other	12,633	73,479

	536,928	648,316

EXPENSES:
Direct lodging operations	234,753	251,246
Other lodging expenses	75,205	74,573
General and administrative	55,729	51,153
Interest, net	65,021	98,327
Depreciation and amortization	125,029	117,552
Amortization of goodwill	—	21,412
Impairment of property, plant and equipment, mortgages and other notes receivable	37,134	115,347
Impairment of goodwill	8,000	—
Paired share intangible write-off	—	169,421
Other(1)	(14,621)	31,428

	586,250	930,459

Loss before minority interest, income taxes and cumulative effect of change in accounting principle	(49,322)	(282,143)
Minority interest	(18,522)	(585)
Income tax expense	(180,952)	(488)

Loss before cumulative effect of change in accounting principle	(248,796)	(283,216)
Cumulative effect of change in accounting principle	(258,957)	856

Net loss	(507,753)	(282,360)
Preferred stock dividends	—	(18,000)

Net loss available to common shareholders	$(507,753)	(300,360)

(1)
Other income or expense has not been allocated to a segment. See the section entitled Other Expense in management's discussion and analysis regarding comparison of 2002 to 2001 and 2001 to 2000 for a comprehensive discussion of items included in this caption.

        Net loss available to common shareholders increased by $207,393,000, or $1.45 per diluted common share, to $507,753,000, or $3.55 per diluted common paired share, for the year ended December 31, 2002, compared to a net loss of $300,360,000, or $2.10 per diluted common paired share, for the year ended December 31, 2001. The increase in net loss available to common shareholders was primarily due to the following charges in 2002:

  •
  a one-time charge of approximately $196,520,000 recorded in January 2002 as a result of our Restructuring to establish the net deferred tax liability of La Quinta and recognize the future impact of temporary differences between book value and tax basis of lodging and healthcare assets and liabilities, including NOLs of LQ Properties and LQ Corporation;

  •
  a charge of approximately $258,957,000 recorded in January 2002 as a cumulative effect of change in accounting principle to reflect an adjustment to goodwill as a result of the implementation of SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"); and

  •
  an impairment of goodwill of approximately $8,000,000 recorded in September 2002 related to our TeleMatrix telecommunications reporting unit.

        The effect of these charges on net loss available to common shareholders for 2002 was partially offset by the following charges taken in 2001:

  •
  a charge of approximately $169,421,000 recorded in December 2001 as a result of our Restructuring to write off the carrying value of our paired-share intangible; and

  •
  impairment charges amounting to approximately $115,347,000 taken during 2001 to write down the carrying value of certain property, plant and equipment as well as mortgages and other notes receivable.

        The following table summarizes statistical lodging data for the years ended December 31, 2002 and 2001:

	2002	2001
Number of Company-owned Hotels in Operation:
Inns	211	220
Inn & Suites	73	72
Franchise Hotels Open	65	11
Number of Hotels Under Construction or Refurbishment	—	2
Occupancy Percentage
Inns	58.7%	61.6%
Inn & Suites	60.7%	64.3%
Total Company	59.2%	62.2%
ADR(1)
Inns	$56.77	$57.39
Inn & Suites	$69.11	$71.88
Total Company	$59.99	$60.98
RevPAR(2)
Inns	$33.32	$35.34
Inn & Suites	$41.98	$46.21
Total Company	$35.53	$37.95
Available Room-nights(3)	13,756	14,042
Comparable Hotels(4)	279	279
Occupancy Percentage	59.5%	62.8%
ADR(1)	$60.13	$61.58
RevPAR(2)	$35.79	$38.66
Available Room-nights(3)	13,260	13,259

(1)
Represents average daily rate.

(2)
Represents revenue per available room.

(3)
Available room-nights in thousands.

(4)
Represents hotels open at least two years as of December 31, 2002.

Revenues and Expenses

        Lodging revenues decreased by $50,542,000, or 8.8%, to $524,295,000 for the year ended December 31, 2002 compared to $574,837,000 for the year ended December 31, 2001. Lodging revenues include revenues from room rentals and other revenue sources from company-owned hotels, such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. In addition, lodging revenues include franchise fees charged to franchisees for operating under the La Quinta brand name and using our hotel designs, operating systems and procedures. Lodging revenues also include approximately $12,137,000 in revenues related to TeleMatrix, a provider of telephones, software and equipment for the lodging industry. The decrease in lodging revenues was primarily due to a decrease in room revenues, which accounts for 96% of lodging revenues. Room revenue is dictated by demand, measured as occupancy percentage, pricing, measured as average daily rate or "ADR," and the level of available room inventory. Room revenues decreased during the year ended December 31, 2002 compared to the year ended December 31, 2001 due to several factors, including but not limited to:

  •
  continuing decreases in demand resulting from the downturn in the national economy and the aftermath of the September 11, 2001 terrorist attacks on the United States. Business and leisure travel have continued to lag during the year of 2002 as companies have reduced corporate travel and the demand from leisure travelers has remained weak. This reduced demand was reflected in the decrease in our occupancy percentage by 3.0 percentage points to 59.2% for the year ended December 31, 2002 compared to 62.2% for the year ended December 31, 2001;

  •
  continuing declines in the percentage of full rate customers and reductions in rates in response to decreased demand. As a result, our ADR decreased $0.99, or 1.6%, to $59.99 for the year ended December 31, 2002 compared to $60.98 for the year ended December 31, 2001; and

  •
  sale of hotel properties during 2002 caused decreases in room revenues for the year ended December 31, 2002 compared to the year ended December 31, 2001. Available room inventory decreased by 286,000 room-nights due to the sale of nine hotels during the year of 2002. The impact on room revenues during the year ended December 31, 2002 due to such sales was approximately $8,316,000.

        These decreases were partially offset by an increase in franchising related revenue of approximately $4,730,000. Franchise revenue has increased and is expected to increase in connection with the expansion of our franchise program.

        Net revenue per available room, or RevPAR, which is the product of ADR and occupancy percentage, decreased $2.42, or 6.4%, to $35.53 for the year ended December 31, 2002 compared to $37.95 for the year ended December 31, 2001. RevPAR declined as a result of the above-mentioned factors. We expect these weak demand trends to continue into the first half of 2003.

        Other revenues, which include revenues from leasing and mortgage financing on healthcare real estate, decreased by $60,846,000, or 82.8%, to $12,633,000 for the year ended December 31, 2002, compared to $73,479,000 for the year ended December 31, 2001. The decrease in other revenues was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages during the year of 2002. The revenue during the year ended December 31, 2002 from assets remaining in our healthcare portfolio at December 31, 2002 was $4,923,000.

        Direct lodging operating expenses decreased by $16,493,000, or 6.6%, to $234,753,000 for the year ended December 31, 2002 compared to $251,246,000 for the year ended December 31, 2001. Direct lodging operating expenses include costs directly associated with the operation of the hotels such as direct labor, utilities, and hotel supplies. Direct lodging operating costs decreased during the year ended December 31, 2002 due to our continued emphasis on cost control, the decrease in occupancy and available rooms which resulted in the reduction of certain variable costs during the year ended December 31, 2002 compared to the year ended December 31, 2001 such as:

  •
  salaries and related benefits decreased $8,563,000, or 6.8%; and

  •
  other variable expenses, including supplies, travel agency commissions, purchased services, guest services and vehicle and credit card processing costs decreased by $6,720,000, or 13.2%.

        In addition, energy costs decreased by $1,513,000 for the year ended December 31, 2002 compared to the year ended December 31, 2001 as a result of deregulation in certain markets as well as other decreases in energy rates coupled with a decrease in usage resulting from the decline in occupancy. These decreases in direct lodging operating expenses were partially offset by increases in advertising and repair and maintenance of $886,000.

        Other lodging expenses increased by $632,000, or 0.9%, to $75,205,000 for the year ended December 31, 2002 compared to $74,573,000 for the year ended December 31, 2001. Other lodging expenses include property taxes, insurance costs, certain Returns loyalty program expenses, franchise program costs, corporate allocations charged to our owned hotel operations based on a percentage of room revenue and certain costs related to our TeleMatrix subsidiary. The net increase in other lodging expenses was comprised of:

  •
  increases in franchise related expenses of approximately $3,529,000. Franchise expenses have increased and will continue to increase in connection with the expansion of our franchising program;

  •
  increases in the La Quinta Returns loyalty program expenses of approximately $2,415,000 primarily related to the redesign of the program which included a $2,650,000 one-time charge incurred in connection with conversion of the program to a point system offset by decreases in the estimated liability for free night certificates issued under the old program;

  •
  increases in insurance costs of approximately $492,000. (The events of September 11th and their aftermath are expected to further negatively impact our ability to obtain, and the cost of, general liability and property insurance coverage.); and

  •
  offsetting decreases in TeleMatrix costs of sales and marketing and selling expenses of $3,226,000 and a decline in corporate overhead allocations of $2,064,000 related to services provided to our owned hotels that are based on a percentage of hotel revenues.

        General and administrative expenses increased by approximately $4,576,000, or 9.0%, to $55,729,000 for the year ended December 31, 2002 compared to $51,153,000 for the year ended December 31, 2001. General and administrative expenses include, among other costs, information services, legal, finance and accounting costs, sales, marketing, reservations, human resources and corporate operations. The increase in general and administrative costs primarily relates to additional expenses related to sales and marketing initiatives, new quality assurance initiatives, certain litigation costs, compensation expense related to an executive supplemental retirement plan as well as a decline in corporate allocations related to services provided to our owned hotels that are based on a percentage of hotel revenues. These increases were offset by decreases in expenses incurred to support our healthcare operations during the year ended December 31, 2002. We anticipate that general and administrative expenses will continue to increase due to planned expansion of our sales force, additional information systems costs and the continued decline in corporate overhead allocations related to services provided to our owned hotels that are based on a percentage of hotel revenues.

Depreciation and Amortization Expense

        Depreciation, amortization and write-offs increased by $7,477,000, or 6.4%, to $125,029,000 for the year ended December 31, 2002 compared to $117,552,000 for the year ended December 31, 2001. This increase is primarily due to early retirement losses of $2,458,000 on hotel capital assets replaced during our ongoing renovation program, $2,665,000 of losses incurred on replacement of assets for maintenance of the hotels, $2,825,000 of accelerated depreciation on a property under redevelopment, $5,131,000 of write-offs of certain internal and external software costs as well as additional depreciation related to new or redeveloped properties and new assets placed in service during our ongoing renovation program. This increase was partially offset by a decrease of approximately $8,412,000 in depreciation related to the reclassification of certain healthcare and lodging properties to held for sale in 2001.

Interest, Net

        Interest, net decreased by $33,306,000, or 33.9%, to $65,021,000 during the year ended December 31, 2002 compared to $98,327,000 during the year ended December 31, 2001. The decrease in interest expense is due to the reduction of debt of $335,197,000 during 2002. The reduction of debt was the result of the application of proceeds generated from asset sales and mortgage repayments during 2002. In addition, interest expense for the year ended December 31, 2001 included a $2,092,000 charge to recognize the ineffective portion of the change in fair value of the interest rate swap through income under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). The decrease in interest expense during the year ended December 31, 2002, was partially offset by acceleration of our amortization of debt issuance costs of $1,898,000 in connection with the repayment of our term loan in June 2002.

Impairment of Property, Plant and Equipment, Mortgages and Other Notes Receivable

        Held for sale assets are classified as such based on results of our management's review of current facts and circumstances and our management having the authority and intent of entering into commitments for sale transactions that are expected to close in the following twelve months.

        A net impairment recovery on assets held for sale of $4,462,000 was recorded during the year ended December 31, 2002. This compares to impairments taken on held for sale assets of $63,533,000 for the year ended December 31, 2001.

        Impairments on property, plant and equipment held for use of $41,496,000 and $29,217,000 were recorded during the years ended December 31, 2002 and 2001, respectively, where the current facts, circumstances and analysis indicated that the assets were impaired.

        Assets related to the mortgage portfolio were not further impaired during the year ended December 31, 2002 and were reduced by impairments of $22,597,000 for the year ended December 31, 2001.

        Impairments on other notes receivable of $100,000 were recorded during the year ended December 31, 2002. There were no impairments recorded on other notes receivable for the year ended December 31, 2001.

Impairment of Goodwill

        In January 2002, we recorded a charge to earnings related to implementation of SFAS 142 that is reported as a cumulative effect of the change in accounting principle of approximately $258,957,000 to reflect an adjustment to goodwill. As a result of the cumulative effect of implementation of SFAS 142, we incurred a decrease in amortization of goodwill and a corresponding annual increase to net income of $16,472,000 for the year ended December 31, 2002. During September 2002, we wrote off $8,000,000 of goodwill related to our TeleMatrix telecommunications reporting unit due to continued decline in that reporting unit's operations and based on results of impairment tests conducted during the third quarter of 2002 as required by SFAS 142. Prior to implementation of the statement, goodwill and intangibles were amortized over their estimated useful lives. Subsequent to 2002, we will no longer incur goodwill amortization expense.

Write off of Paired Share Intangible

        As a result of 1998 and 1999 federal tax legislation severely limiting our ability to acquire new real property interests and grow our franchising program, we implemented a Restructuring which would enable us to no longer be considered a "grandfathered" paired share REIT or "stapled" entities for federal income tax purposes. On December 20, 2001, our shareholders approved this Restructuring. As a result, in December 2001 we wrote off the $169,421,000 net book value of the intangible asset related to the "grandfathered" paired share structure.

Income Taxes

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

        During the year ended December 31, 2002, LQ Properties determined that an income tax provision of $5,500,000 recorded at the time of the La Quinta Restructuring was no longer required. Accordingly, that provision was reversed and is included in income tax expense for the year ended December 31, 2002. In addition, during the year ended December 31, 2002, LQ Properties recorded a deferred tax valuation allowance of approximately $2,779,000 with respect to a capital loss incurred by a taxable REIT subsidiary, which is included in income tax expense. Federal and state NOL carryovers were reviewed at year-end in accordance with FAS 109, and a $2,561,000 valuation allowance was recorded for the state loss carryovers. Also at year-end, we increased existing accruals by $110,000 for sales tax audits and by $257,000 for franchise taxes. After recording these adjustments, we reversed a net credit balance of approximately $1,083,000 remaining in certain tax liability accounts that was no longer required or appropriate.

Other Expense

	For the year ended December 31,
	2002	2001
	(In thousands)
Restructuring:
Employee severance and related employment costs	$861	$22,450
Write-off of debt costs and other prepayment expenses	—	202
Professional, external consulting, and other fees	—	7,136

Restructuring and related expenses	861	29,788

Other:
Provision for loss on interest and other receivables	1,900	14,713
Bad debt recoveries	(22)	(3,178)
Gain on sale of assets	(10,296)	(10,133)
(Gain) loss on early extinguishments of debt	1,032	(935)
Gain on settlement	(5,442)	—
Other	(2,654)	1,173

Other	(15,482)	1,640

Total other (income) expenses	$(14,621)	$31,428

        We recorded approximately $14,621,000 in other income for the year ended December 31, 2002 compared to $31,428,000 in other expenses for the year ended December 31, 2001 which were comprised of the following:

  •
  We recorded employee severance and other related employment costs of $861,000 related to a reduction in staff at our San Antonio reservations call center by approximately 70 employees in response to the travel industry's shift toward online reservations and a decline in call volume and other lodging severance agreements incurred during the year ended December 31, 2002. During 2001, we recorded employee severance and other related employment costs of $22,450,000 of which $3,085,000 was incurred in connection with the elimination of approximately 60 corporate positions from the lodging segment and separation agreements with two former senior executives of the companies. The remaining $19,365,000 related to severance and retention incentive compensation earned by the healthcare segment employees based on achievement of healthcare asset sale goals and compliance with specified employment terms to facilitate the sale of substantially all healthcare assets and the closing of the Needham, MA office in December 2002.

  •
  We recorded a charge to earnings of $202,000 during the year ended December 31, 2001 related to accelerated amortization of debt issuance costs and certain other expenses associated with early repayment of debt.

  •
  We recorded $7,136,000 of professional and other consulting fees during the year ended December 31, 2001 of which $6,186,000 was incurred in connection with the Restructuring. $253,000 was incurred in connection with our exit of the healthcare business and $697,000 was incurred in connection with development of certain cost savings initiatives for the lodging segment.

  •
  We recorded provisions of approximately $1,900,000 and $14,713,000 during the years ended December 31, 2002 and 2001, respectively, on working capital and other receivables related to the healthcare business that management considered uncollectable.

  •
  We recovered approximately $22,000 and $3,178,000 during the years ended December 31, 2002 and 2001, respectively, of receivables related to the healthcare business that were previously written off.

  •
  We recognized gains related to the sale of property, plant and equipment of $7,729,000 and $5,730,000, during the years ended December 31, 2002 and 2001, respectively. In addition, mortgage repayments resulted in gains of $2,567,000 and $4,425,000 for the years ended December 31, 2002 and 2001, respectively. We also recorded a loss on the sale of an equity security of $22,000 for the year ended December 31, 2001.

  •
  We repaid approximately $178,954,000 in principal on notes payable and we prepaid the entire balance on the term loan of $145,020,000. As a result, we recorded a net loss on extinguishments of debt of $1,032,000 during the year ended December 31, 2002. During the year ended December 31, 2001, we recorded a net gain on extinguishments of debt of $935,000.

  •
  We settled obligations and receivables related to healthcare properties previously sold that resulted in a gain on settlement of $5,442,000 for the year ended December 31, 2002. As part of the settlement, we received a $2,300,000 recovery on receivables previously written off and our obligation of approximately $3,142,000, with respect to certain contingent liabilities related to prior healthcare asset sales, was relieved.

  •
  During the year ended December 31, 2002, we recorded an adjustment of approximately $2,185,000 to reduce previously recorded estimated costs related to the exit of the healthcare business. In addition, we received $469,000 in insurance proceeds on a key man life insurance policy. During the year ended December 31, 2001, we recorded approximately $1,173,000 of expenses related to the impending settlement of our non-qualified Trustee Retirement Plan (the "Retirement Plan") related to the termination of the Retirement Plan effective December 31, 2000.

Change in Accounting Principle

        We implemented the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") in 2002. As a result of the adoption of SFAS 144, gains and losses on long-lived assets classified as held for sale subsequent to January 1, 2002, the effective date of SFAS 144, will be classified as gains or losses from disposal of discontinued operations. Gains and losses on long-lived assets classified as held for sale that were disposed of during the year ended December 31, 2002 and 2001, have been classified in continuing operations because restatement of prior periods is not permitted under SFAS 144 and no assets have been transferred to the held for sale category subsequent to December 31, 2001.

        In 2002, we adopted the provisions of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145, among other things, rescinds SFAS 4, which required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of related income tax effects. SFAS 145 is to be applied in fiscal years beginning after May 15, 2002 and encourages early application of the rescission of SFAS 4. As a result, we have classified losses on early extinguishment of debt during the year ended December 31, 2002 of $1,032,000 and the gain on early extinguishment of debt during the year ended December 31, 2001 of $935,000 in other expense from continuing operations.

        In January 2002, we implemented SFAS 142, which primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives. Implementation of the statement resulted in the following impact on "Goodwill and Finite Lived Intangibles" reported on our balance sheet:

  •
  Goodwill. On January 1, 2002, we completed the two-step process prescribed by SFAS 142 for (1) testing for impairment and (2) determining the amount of impairment loss related to goodwill associated with our two reporting units: La Quinta lodging ($248,358,000 carrying value) and TeleMatrix, Inc. telecommunications ($18,599,000 carrying value). As a result, we recorded a charge to earnings that is reported as a cumulative effect of the change in accounting principle of $258,957,000 to reflect the adjustment to goodwill. Since goodwill is a permanent difference, the charge to earnings had no tax impact. As a result of the cumulative effect of implementation, we incurred a decrease in amortization of goodwill and a corresponding annual increase to net income of $16,472,000 for the year ended December 31, 2002. In September 2002, we tested the remaining carrying value of goodwill related to our TeleMatrix telecommunications-reporting unit for impairment due to continued decline in the unit. As a result, we recorded a charge of $8,000,000 to write off the remaining goodwill balance for that reporting unit in the third quarter of 2002.

  •
  Finite Lived Intangibles. Upon implementation of SFAS 142, we identified finite lived intangible assets related to our lodging brands, La Quinta Inns® and La Quinta Inn & Suites®. As part of our Restructuring, more fully described above, we determined that there was no indication of impairment on these finite lived intangible assets and assigned them a useful life of 21 years (the remaining useful life of these intangibles was 17 years as of December 31, 2001). This change in the useful life did not have a material impact on the results of our operations. In addition, we have a finite lived intangible asset resulting from a five-year non-compete agreement executed as part of our 1999 acquisition of TeleMatrix, Inc. We have determined that there is no indication of impairment related to this asset and that the five-year life assigned to the asset is appropriate. Going forward, we will test these intangibles for impairment annually or more frequently if the occurrence of an event or circumstance indicates impairment.

        On January 1, 2001, we implemented SFAS 133 and recorded a charge of $1,236,000, on an interest rate swap that was not designated as a hedging instrument which was comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle of $856,000. On June 27, 2001, we settled our interest rate swap agreement at its fair market value of approximately $566,000, and recorded a reduction in interest expense of $670,000 to record the difference between the recorded liability and the fair market value on the date of settlement. We have not entered into any interest rate swap agreements as of December 31, 2002.

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

	Year ended December 31,
	2001	2000
	(In thousands)
REVENUE:
Lodging	$574,837	$604,224
Other	73,479	207,727

	648,316	811,951

EXPENSES:
Direct lodging operations	251,246	267,088
Other lodging expenses	74,573	70,477
General and administrative	51,153	52,159
Interest, net	98,327	183,385
Depreciation and amortization	117,552	147,007
Amortization of goodwill	21,412	22,755
Impairment of property, plant and equipment, mortgages and other notes receivable	115,347	186,829
Paired share intangible write-off	169,421	—
Provision for loss on equity securities	—	50,279
Other(1)	31,428	164,870

	930,459	1,144,849

Loss before minority interest, income taxes and cumulative effect of change in accounting principle	(282,143)	(332,898)
Minority interest	(585)	(629)
Income tax expense	(488)	(629)

Loss before cumulative effect of change in accounting principle	(283,216)	(334,156)
Cumulative effect of change in accounting principle	856	—

Net loss	(282,360)	(334,156)
Preferred stock dividends	(18,000)	(18,000)

Net loss available to common shareholders	$(300,360)	$(352,156)

(1)
Other income or expense has not been allocated to a segment. See the section entitled Other Expense in management's discussion and analysis regarding comparison of 2002 to 2001 and 2001 to 2000 for a comprehensive discussion of items included in this caption.

        Net loss available to common shareholders decreased $51,796,000 to $300,360,000, or $2.10 per diluted common share, for the year ended December 31, 2001, compared to a net loss of $352,156,000, or $2.48 per diluted common share for the year ended December 31, 2000.

        The following table summarizes statistical lodging data for the years ended December 31, 2001 and 2000:

	2001	2000
Number of Company-owned Hotels in Operation:
Inns	220	229
Inn & Suites	72	70
Franchise Hotels Open	11	—
Number of Hotels Under Construction or Refurbishment	2	3
Occupancy Percentage
Inns	61.6%	62.6%
Inn & Suites	64.3%	66.2%
Total Company	62.2%	63.4%
ADR(1)
Inns	$57.39	$58.78
Inn & Suites	$71.88	$74.40
Total Company	$60.98	$62.62
RevPAR(2)
Inns	$35.34	$36.78
Inn & Suites	$46.21	$49.29
Total Company	$37.95	$39.73
Available Room-nights(3)	14,042	14,256
Comparable Hotels(4)	289	289
Occupancy Percentage	62.4%	63.8%
ADR(1)	$61.22	$62.98
RevPAR(2)	$38.19	$40.17
Available Room-nights(3)	13,696	13,734

(1)
Represents average daily rate.

(2)
Represents revenue per available room.

(3)
Available room-nights in thousands.

(4)
Represents hotels open at least two years as of December 31, 2001.

Revenues and Expenses

        Lodging revenues decreased by $29,387,000, or 4.9%, to $574,837,000 for the year ended December 31, 2001 compared to $604,224,000 for the year ended December 31, 2000. The decrease in lodging revenues was primarily due to a decrease in room revenues. Room revenue is dictated by demand, measured as occupancy percentage, pricing, measured as ADR, and the level of available room inventory. Room revenues decreased during the year ended December 31, 2001 compared to the year ended December 31, 2000 due to several factors, including:

  •
  Decreases in demand resulting from a slowing national economy and from the impact of the terrorist attacks on the United States on September 11, 2001 and their aftermath. Additionally, business and leisure travel slowed considerably during the last half of 2001 as companies reduced corporate travel and leisure travelers cancelled or delayed trips. This reduced demand was reflected in the decrease in our occupancy percentage by 1.2 percentage points to 62.2% for the year ended December 31, 2001 compared to 63.4% for the year ended December 31, 2000.

  •
  Declines in the percentage of full rate customers and reductions in rates in response to decreased demand. The effect of reduced demand on ADR was partially offset by travelers who re-examined their lodging needs and decided to stay at limited service hotels rather than at full-service hotels. Additionally, some travelers chose to travel by car rather than by airplane which benefited our "drive-to" markets. Our ADR decreased $1.64, or 2.6%, to $60.98 for the year ended December 31, 2001 compared to $62.62 for the year ended December 31, 2000.

  •
  Sales of hotel properties during 2001 caused decreases in room revenues for the year ended December 31, 2001 compared to the year ended December 31, 2000. Available room inventory decreased by 214,000 room-nights due to the sale of six hotels in 2001. The impact on room revenues during the year ended December 31, 2001 due to hotels sold in 2001 was $1,343,000.

        RevPAR decreased by $1.78, or 4.5%, to $37.95 for the year ended December 31, 2001 compared to $39.73 for the year ended December 31, 2000. RevPar decreased as a result of the above mentioned factors.

        Other revenues decreased by $134,248,000, or 64.6%, to $73,479,000 for the year ended December 31, 2001, compared to $207,727,000 for the year ended December 31, 2000. The decrease in other revenues was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages during the year of 2001.

        Direct lodging operating expenses decreased by $15,842,000, or 5.9%, to $251,246,000 for the year ended December 31, 2001 compared to $267,088,000 for the year ended December 31, 2000. This decrease was primarily due to the impact of cost control measures which resulted in a reduction in salaries expense, supplies expense and other hotel expense. Labor costs decreased by $8,985,000, or 6.7%, for the year ended December 31, 2001. Other variable expenses, including supplies, travel agency commissions, guest services, credit card processing costs, and repair and maintenance decreased by $4,874,000, or 7.8%, for the year ended December 31, 2001. System enhancements, increased collection efforts along with renegotiated credit card processing terms contributed to a decrease in bad debt expense and credit card processing costs of $4,158,000 for the year. The reductions in direct lodging operating expenses were partially offset by rising energy costs of $3,939,000 for the year ended December 31, 2001.

        Other lodging expenses increased by $4,096,000, or 5.8%, to $74,573,000 for the year ended December 31, 2001 compared to $70,477,000 for the year ended December 31, 2000 due to increases in insurance costs of approximately $1,345,000, an increase in corporate allocations of $1,686,000 based on a percentage of room revenue and an increase in TeleMatrix marketing expense of $1,139,000.

        General and administrative expenses decreased by approximately $1,006,000, or 1.9%, to $51,153,000 for the year ended December 31, 2001 compared to $52,159,000 for the year ended December 31, 2000. This decrease was primarily related to savings in reservations overhead, reduction in the cost of human resources services and reductions of expenses resulting from realignment in operations departments. The savings in lodging general and administrative expenses were partially offset by increased information systems costs of $6,336,000 for the year ended December 31, 2001. There were also decreases in expenses incurred to support our healthcare operations during the year ended December 31, 2002 due to our exit from this business segment.

Depreciation and Amortization Expense

        Depreciation and amortization decreased by $29,455,000, or 20.0%, to $117,552,000 for the year ended December 31, 2001 compared to $147,007,000 for the year ended December 31, 2000. The decrease was primarily the result of the sale of healthcare and lodging properties and the reclassification of certain healthcare and lodging properties to held for sale.

Interest, Net

        Interest, net decreased by $85,058,000, or 46.4%, to $98,327,000 during the year ended December 31, 2001 compared to $183,385,000 during the year ended December 31, 2000. The decrease in interest expense is primarily attributable to the $596,753,000 reduction in our total indebtedness as a result of the application of proceeds generated from various healthcare asset sales and mortgage repayments during the year ended December 31, 2001.

Impairment of Property, Plant and Equipment, Mortgages and Other Notes Receivable

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

        Impairments on property, plant and equipment held for use of $29,217,000 were recorded for the year ended December 31, 2001 compared to $26,421,000 for the year ended December 31, 2000, where current facts, circumstances and analysis indicated that the assets were potentially impaired.

        Assets related to the mortgage portfolio were reduced by impairments of $22,597,000 for the year ended December 31, 2001 compared to $83,633,000 for the year ended December 31, 2000.

        We recorded no impairments on other notes for the years ended December 31, 2001 or December 31, 2000.

Provision for Loss on Equity Securities

        In January 2001, we sold our investment in Nursing Home Properties, Plc. ("NHP Plc"), a property investment group which specializes in the financing, through sale/leaseback transactions, of nursing homes located in the United Kingdom. The investment included approximately 26,606,000 shares of NHP Plc, representing an ownership interest in NHP Plc of 19.99%, of which we had voting rights with respect to 9.99%. We sold our investment in NHP Plc for net proceeds of $7,737,000 and recorded a charge to earnings of $22,000 for the difference in the net book value and the selling price of the stock. We had previously recorded an other-than-temporary loss on its equity investment in NHP Plc of $49,445,000 based on guidance provided by SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and SAB Topic 5M, "Non-Current Marketable Equity Securities" ("SAB 5M").

        As of December 31, 2001, we owned 1,081,000 shares of stock in Balanced Care Corporation ("BCC"), a healthcare operator. The stock had a market value of $152,000 and $271,000 as of December 31, 2001 and 2000, respectively. The initial cost investment was $1,105,000. During 2001, a net adjustment to accumulated other comprehensive income of $119,000 was recorded to reflect the unrealized loss on this investment. We recorded a loss on its equity investment through December 31, 2000 of $834,000.

Write off of Paired Share Intangible

        As a result of 1998 and 1999 federal tax legislation severely limiting our ability to acquire new real property interests and grow our franchising program, we implemented a Restructuring which enables us to no longer be considered a "grandfathered" paired share REIT or "stapled" entities for federal income tax purposes. On December 20, 2001, our shareholders approved this Restructuring. As a result, in December 2001, we wrote off the $169,421,000 net book value of the intangible asset related to the "grandfathered" paired share structure.

Other Expense

	For the year ended December 31,
	2001	2000
	(In thousands)
Restructuring:
Employee severance and related employment costs	$22,450	$23,968
Accelerated amortization of unearned compensation	—	5,240
Write-off of debt costs and other prepayment expenses	202	3,142
Professional, external consulting, and other fees	7,136	301

Restructuring and related expenses	29,788	32,651

Other:
Provision for loss on interest and other receivables	14,713	5,146
Bad debt recoveries	(3,178)	(2,060)
(Gain) loss on sale of assets	(10,133)	130,536
Gain on early extinguishment of debt	(935)	(1,403)
Other	1,173	—

Other	1,640	132,219

Total other expenses	$31,428	$164,870

        We recorded approximately $31,428,000 in other expenses for the year ended December 31, 2001 compared to $164,870,000 in other expenses for the year ended December 31, 2000 comprised of the following:

  •
  During 2001, we recorded employee severance and other related employment costs of $22,450,000 of which $3,085,000 was incurred in connection with the elimination of approximately 60 corporate positions from the lodging segment and separation agreements with two former senior executives of the companies. The remaining $19,365,000 of employee severances and other related employment costs incurred in 2001 was related to severance and retention incentive compensation earned by the healthcare segment employees based on achievement of healthcare asset sale goals and compliance with specified employment terms to facilitate the sale of substantially all healthcare assets. For the year ended December 31, 2000, we recorded $23,968,000 of employee severance and other related employment costs, of which $11,672,000 related to compensation earned by the healthcare segment employees based on achievement of healthcare asset sale goals and compliance with specified employment terms to facilitate the sale of substantially all healthcare assets and the closing of the Needham, MA office in December 2002. In addition, LQ Properties recorded $2,779,000 of accelerated amortization of unearned compensation for the acceleration of vesting periods on 240,000 shares of restricted stock related to severance and retention incentive compensation earned by those same healthcare segment employees. In January 2000, we executed a separation and consulting agreement with the former Chief Executive Officer, President and Treasurer of LQ Properties pursuant to which LQ Properties made a cash payment of approximately $9,460,000, converted 155,000 restricted paired common shares into unrestricted paired common shares which resulted in approximately $2,461,000 of accelerated amortization of unearned compensation and continued certain medical, dental and other benefits. During the year ended December 31, 2000, we also recorded $2,836,000 in expenses related to certain lodging segment employment and severance agreements.

  •
  During the years ended December 31, 2001 and 2000, we recorded a charge of $202,000 and $3,142,000, respectively, related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt and the reduction of the companies' revolving line of credit.

  •
  We incurred approximately $253,000 and $301,000, of professional fees during the years ended December 31, 2001 and 2000, respectively, related to our exit of the healthcare business. During the year ended December 31, 2001, we recorded $6,186,000 related to professional fees incurred in connection with our Restructuring and approximately $697,000 of professional fees and other expenses in connection with development of certain of recurring costs savings initiatives.

  •
  We recorded provisions of approximately $14,713,000 and $5,146,000 during the years ended December 31, 2001 and 2000, respectively, on working capital and other receivables related to the healthcare business that management considered uncollectable.

  •
  We recovered approximately $3,178,000 and $2,060,000 during the years ended December 31, 2001 and 2000 respectively, of healthcare receivables previously written off.

  •
  We recognized gains, related to the sale of property, plant and equipment of $5,730,000 and $2,631,000, for the years ended December 31, 2001 and 2000, respectively. In addition, mortgage repayments resulted in gains and losses, respectively, of $4,425,000 and $127,905,000 for the years ended December 31, 2001 and 2000, respectively. We also recorded a loss on the sale of an equity security of $22,000 for the year ended December 31, 2001.

  •
  During the years ended December 31, 2001 and 2000, we recorded a net gain on extinguishments of debt of $935,000 and $1,403,000, respectively.

  •
  During the year ended December 31, 2001, we recorded approximately $1,173,000 of expenses related to the impending settlement of our Retirement Plan related to the termination of the Retirement Plan effective December 31, 2000.

LQ Properties—Results of Operations

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

        Net loss available to shareholders increased by $62,845,000, or $0.44 per diluted common share, to $261,521,000, or $1.83 per diluted common share, for the year ended December 31, 2002, compared to a net loss of $198,676,000, or $1.38 per diluted common share, for the year ended December 31, 2001 primarily due to a charge of approximately $258,957,000 recorded as a cumulative effect of change in accounting principle during the year ended December 31, 2002 to reflect an adjustment to goodwill as a result of the adoption of SFAS 142. The effect of the change was offset by decreases in interest expense of $34,517,000, in impairment of property, plant and equipment of $78,213,000, in amortization of goodwill of $20,699,000 and the write off of the paired-share intangibles in 2001 of $141,479,000.

Revenues and Expenses

        LQ Properties recorded rental income from LQ Corporation of approximately $212,850,000 for the year ended December 31, 2002 compared to $275,359,000 for the year ended December 31, 2001. This $62,509,000, or 22.7%, decrease in rental income from LQ Corporation was due to a modification in the lease agreement between LQ Corporation and LQ Properties and the decrease in lodging revenues experienced by LQ Corporation during the year ended December 31, 2002.

        LQ Properties royalty revenues from LQ Corporation decreased by $3,706,000, or 18.0%, to $16,890,000 for the year ended December 31, 2002 compared to $20,596,000 for the year ended December 31, 2001. The decrease was comprised of decreases in royalty revenues from LQ Corporation of $1,307,000 and $2,399,000 resulting from decreases in lodging revenues and revenues generated by the Telematrix telecommunications operations, respectively.

        Certain rent and royalty payments from LQ Corporation were deferred throughout 2002 and 2001. Rent and royalties receivable from LQ Corporation were $160,000,000 as of December 31, 2002 compared to $175,575,000 as of December 31, 2001. In March 2002, LQ Properties and LQ Corporation modified their lease agreements. As a result, LQ Corporation's rent payments to LQ Properties were reduced during the year ended December 31, 2002, which will likely result in continued decreases in revenues of LQ Properties during 2003.

        Other revenue decreased by $61,281,000, or 82.9%, to $12,633,000 for the year ended December 31, 2002 compared to $73,914,000 for the year ended December 31, 2001. The decrease in other revenues was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages during 2002. The revenues during the year ended December 31, 2002 from assets remaining in LQ Properties' healthcare portfolio at December 31, 2002 were $4,923,000.

        General and administrative expenses decreased by approximately $6,429,000, or 35.1%, to $11,897,000 for the year ended December 31, 2002 compared to $18,326,000 for the year ended December 31, 2001. The decrease in general and administrative costs primarily relates to a reduction in general and administrative expenses in TeleMatrix, along with a decrease in salaries and related benefits due to our exit of the healthcare business.

Depreciation and Amortization Expense

        Depreciation, amortization and write-offs decreased by $268,000, or 0.3%, to $106,831,000 for the year ended December 31, 2002 compared to $107,099,000 for the year ended December 31, 2001. The decrease was primarily due to a decrease of $8,412,000 in depreciation related to the reclassification of certain healthcare and lodging properties to held for sale since December 31, 2001. This decrease is partially offset by early retirement losses of $2,458,000 on hotel capital assets replaced during our ongoing renovation program as well as additional depreciation related to new properties put in service and depreciation on assets related to our ongoing renovation program.

Interest, Net

        Interest, net decreased by $34,517,000, or 35.2%, to $63,688,000 during the year ended December 31, 2002 compared to $98,205,000 during the year ended December 31, 2001. The decrease in interest expense is due to the reduction of debt of $335,197,000 during 2002. The reduction of debt was the result of the application of proceeds generated from asset sales and mortgage repayments during 2002. In addition, interest expense for the year ended December 31, 2001 included a $2,092,000 charge to recognize the ineffective portion of the change in fair value of the interest rate swap through income under SFAS No. 133. The decrease in interest expense during the year ended December 31, 2002, was partially offset by acceleration of our amortization of debt issuance costs of $1,898,000 in connection with the repayment of our term loan in June 2002.

Impairment of Property, Plant and Equipment, Mortgages and Other Notes Receivable

        A net impairment recovery on assets held for sale of $4,462,000 was recorded during the year ended December 31, 2002. This compares to impairments of $63,533,000 for the year ended December 31, 2001.

        Impairments on property, plant and equipment held for use of $41,496,000 and $29,217,000 were recorded for the year ended December 31, 2002 and 2001, respectively, where current facts, circumstances and analysis indicated that the assets were potentially impaired.

        Assets related to the mortgage portfolio were not further impaired during the year ended December 31, 2002 and were reduced by impairments of $22,597,000 for the year ended December 31, 2001.

        Impairments on other notes receivable of $100,000 were recorded during the year ended December 31, 2002. There were no impairments recorded on other notes receivables for the year ended December 31, 2001.

Impairment of Goodwill

        In January 2002, LQ Properties recorded a charge to earnings related to implementation of SFAS 142 that is reported as a cumulative effect of the change in accounting principle of approximately $258,957,000 to reflect an adjustment to goodwill. During September 2002, LQ Properties wrote off $8,000,000 of goodwill related to our TeleMatrix telecommunications reporting unit due to continued decline in that reporting unit's operations and based on results of impairment tests conducted during the third quarter 2002 as required by SFAS 142. As a result of the cumulative effect adjustment and subsequent impairment charge, annual amortization of goodwill decreased and net income increased $20,699,000.

Write off of Paired Share Intangible

        As a result of 1998 and 1999 federal tax legislation severely limiting our ability to acquire new real property interests and grow our franchising program, we proposed a Restructuring which would enable us to no longer be considered a "grandfathered" paired share REIT or "stapled" entities for federal income tax purposes. On December 20, 2001, our shareholders approved this Restructuring. As a result, in December 2001, we wrote off the $141,479,000 net book value of the intangible asset related to the "grandfathered" paired share structure.

Other Expense

	For the year ended December 31,
	2002	2001
	(In thousands)
Restructuring:
Employee severance and related employment costs	$—	$19,365
Write-off of debt costs and other prepayment expenses	—	202
Professional, external consulting, and other fees	—	6,439

Restructuring and related expenses	—	26,006

Other:
Provision for loss on interest and other receivables	1,900	14,713
Bad debt recoveries	(22)	(3,178)
Gain on sale of assets	(10,304)	(10,133)
(Gain) loss on early extinguishments of debt	1,032	(935)
Gain on settlement	(5,442)	—
Other	(2,654)	—

Other	(15,490)	467

Total other (income) expenses	$(15,490)	$26,473

        We recorded approximately $15,490,000 in other income for the year ended December 31, 2002 compared to $26,473,000 in other expenses for the year ended December 31, 2001 comprised of the following:

  •
  During the year ended December 31, 2001, LQ Properties recorded employee severance and other related employment costs of $19,365,000 related to severance and retention incentive compensation earned by the healthcare segment employees based on achievement of healthcare asset sale goals and compliance with specified employment terms to facilitate the sale of substantially all healthcare assets.

  •
  During the year ended December 31, 2001, LQ Properties recorded a charge of $202,000 related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt.

  •
  During the year ended December 31, 2001, LQ Properties incurred $6,186,000 related to professional fees incurred in connection with our Restructuring.

  •
  LQ Properties incurred approximately $253,000 of professional fees during the year ended December 31, 2001 related to LQ Properties exit of the healthcare business.

  •
  LQ Properties recorded provisions of approximately $1,900,000 and $14,713,000 during the years ended December 31, 2002 and 2001, respectively, on working capital and other receivables related to the healthcare business that management considered uncollectable.

  •
  LQ Properties recovered approximately $22,000 and $3,178,000 during the years ended December 31, 2002 and 2001 respectively, of receivables related to the healthcare business that were previously written off.

  •
  During the years ended December 31, 2002 and 2001, LQ Properties recognized gains related to the sale of property, plant and equipment of $7,737,000 and $5,730,000, respectively. In addition, mortgage repayments resulted in gains of $2,567,000 and $4,425,000, respectively, for the years ended December 31, 2002 and 2001. LQ Properties also recorded a loss on the sale of an equity security of $22,000 during the year ended December 31, 2001.

  •
  During the years ended December 31, 2002 and 2001, LQ Properties recorded a net loss and a gain on extinguishments of debt of $1,032,000 and $935,000, respectively.

  •
  During the year ended December 31, 2002, LQ Properties settled obligations and receivables related to healthcare properties previously sold that resulted in a gain on settlement of $5,442,000. As part of the settlement, LQ Properties received a $2,300,000 recovery on receivables previously written off and LQ Properties' obligation of approximately $3,142,000, with respect to certain contingent liabilities related to prior healthcare asset sales, was relieved.

  •
  During the year ended December 31, 2002, LQ Properties recorded an adjustment of approximately $2,185,000 to reduce previously recorded estimated costs related to our exit of our healthcare operations. In addition, during the year ended December 31, 2002, LQ Properties received $469,000 in insurance proceeds on a key man life insurance policy.

Change in Accounting Principle

        LQ Properties implemented the provisions of SFAS 144 in 2002. As a result of the adoption of SFAS 144, gains and losses on long-lived assets classified as held for sale subsequent to the January 1, 2002, effective date of SFAS 144, will be classified as gains or losses from disposal of discontinued operations. Gains and losses on long-lived assets classified as held for sale disposed of during the year ended December 31, 2002 and 2001, have been classified in continuing operations because restatement of prior periods is not permitted under SFAS 144 and no assets have been transferred to the held for sale category subsequent to December 31, 2001.

        During the year ended December 31, 2002, LQ Properties adopted the provisions of SFAS 145. SFAS 145, among other things, rescinds SFAS 4, which required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of related income tax effects. SFAS 145 is to be applied in fiscal years beginning after May 15, 2002 and encourages early application of the rescission of SFAS 4. As a result, LQ Properties classified losses on early extinguishment of debt during the year ended December 31, 2002 of $1,032,000 and the gain on early extinguishment of debt during the year ended December 31, 2001 of $935,000 in other expense from continuing operations.

        In January 2002, LQ Properties recorded a charge to earnings related to implementation of SFAS 142 that is reported as a cumulative effect of the change in accounting principle of approximately $258,957,000 to reflect an adjustment to goodwill. As a result, LQ Properties amortization of goodwill decreased and net income increased by $20,699,000. In September 2002, we tested the remaining carrying value of goodwill related to our TeleMatrix telecommunications reporting unit for impairment due to continued decline in the unit. As a result, we recorded a charge of $8,000,000 to write off the remaining goodwill balance for that reporting unit for the year ended December 31, 2002.

        On January 1, 2000, LQ Properties' implemented SFAS 133, and recorded a charge of $1,236,000, on an interest rate swap that was not designated as a hedging instrument, which was comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle of $856,000. On June 27, 2001, we settled our interest rate swap agreement at its fair market value of approximately $566,000, and recorded a reduction in interest expense of $670,000 to record the difference between the recorded liability and the fair market value on the date of settlement. We have not entered into any interest rate swap agreements as of December 31, 2002.

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

        Net Loss available to common shareholders decreased by $91,989,000, or $0.65 per diluted common share to $198,676,000 or $1.38 per diluted common share for the year ended December 31, 2001, compared to a net loss of $290,665,000 or $2.03 per diluted common share for the year ended December 31, 2000.

        Revenues decreased by $139,231,000, or 26.8%, to $379,336,000 for the year ended December 31, 2001 compared to $518,567,000 for the year ended December 31, 2000. Revenues for LQ Properties consist primarily of rent and royalties related to lodging assets and brand intangibles that LQ Corporation leases or licenses from LQ Properties as well as rent and interest received from third party operators of healthcare assets. To a lesser extent, LQ Properties' revenues also include lodging revenues generated by two majority-owned single property lodging partnerships whose results are consolidated with the results of LQ Properties for financial statement purposes. The revenue decrease was primarily attributable to a decrease in other revenue of $133,813,000, which primarily resulted from healthcare assets and mortgage repayments sales during 2001 and 2000.

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

        General and administrative expenses decreased by approximately $1,341,000, or 6.8%, to $18,326,000 for the year ended December 31, 2001 compared to $19,667,000 for the year ended December 31, 2000. The decrease is mainly attributed to a decrease in administrative expenses due to the plan to close the Needham, MA office by December 2002.

Depreciation and Amortization

        Depreciation and amortization decreased by $25,184,000, or 19.0%, to $107,099,000 for the year ended December 31, 2001 compared to $132,283,000 for the year ended December 31, 2000. The decrease in depreciation and amortization is primarily related to the sale of certain healthcare assets and classification of certain assets as held for sale.

Interest, Net

        Interest, net decreased by $84,767,000, or 46.3%, to $98,205,000 during the year ended December 31, 2001 compared to $182,972,000 during the year ended December 31, 2000. The decrease in interest expense is primarily attributable to the $596,111,000 reduction in our total indebtedness during the year ended December 31, 2001.

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

        Impairments on property, plant and equipment held for use of $29,217,000 were recorded for the year ended December 31, 2001 compared to $26,421,000 for the year ended December 31, 2000, where current facts, circumstances and analysis indicate that the assets were potentially impaired.

        Assets related to the mortgage portfolio were reduced by impairments of $22,597,000 for the year ended December 31, 2001 compared to $83,633,000 for the year ended December 31, 2000.

        We recognized no impairments on other notes receivable during the years ended December 31, 2001 or 2000.

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

Write off of Paired Share Intangible

        As a result of 1998 and 1999 federal tax legislation severely limiting our ability to acquire new real property interests and grow our franchising program, we proposed a Restructuring during 2001 which would enable us to no longer be a "grandfathered" paired share REIT or "stapled" entities for federal income tax purposes. On December 20, 2001, our shareholders approved the Restructuring. As a result, in December 2001, LQ Properties wrote off the $141,479,000 net book value of the intangible asset related to the "grandfathered" paired share structure.

Other Expense

	For the year ended December 31,
	2001	2000
	(In thousands)
Restructuring:
Employee severance and related employment costs	$19,365	$26,372
Write-off of debt costs and other prepayment expenses	202	3,142
Professional, external consulting, and other fees	6,439	301

Restructuring and related expenses	26,006	29,815

Other:
Provision for loss on interest and other receivables	14,713	5,146
Bad debt recoveries	(3,178)	(2,060)
(Gain) loss on sale of assets	(10,133)	131,513
Gain on early extinguishments of debt	(935)	(1,403)

Other	467	133,196

Total other expenses	$26,473	$163,011

        We recorded approximately $26,473,000 in other expense for the year ended December 31, 2001 compared to $163,011,000 in other expenses for the year ended December 31, 2000 comprised of the following:

  •
  LQ Properties recorded employee severance and other related employment costs of $19,365,000 and $11,672,000 for the years ended December 31, 2001 and 2000 related to severance and retention incentive compensation earned by the healthcare segment employees based on achievement of healthcare asset sale goals and compliance with specified employment terms to facilitate the sale of substantially all healthcare assets and the closing of the Needham, MA office by December 2002.

  •
  In January 2000, LQ Properties executed a separation and consulting agreement with the former Chief Executive Officer, President and Treasurer of LQ Properties pursuant to which LQ Properties made a cash payment of approximately $9,460,000 and continued certain medical, dental and other benefits. In addition, LQ Properties converted 155,000 restricted paired common shares into unrestricted paired common shares (which resulted in approximately $2,461,000 of accelerated amortization of unearned compensation).

  •
  For the year ended December 31, 2000, LQ Properties recorded $2,779,000 of accelerated amortization of unearned compensation for the acceleration of vesting periods on 240,000 shares of restricted stock related to severance and retention incentive compensation earned by the healthcare segment employees based on achievement of healthcare asset sale goals and compliance with specified employment terms to facilitate the sale of substantially all healthcare assets and the closing of the Needham, MA office by December 2002.

  •
  During the years ended December 31, 2001 and 2000, LQ Properties recorded a charge of $202,000 and $3,142,000 respectively, related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt.

  •
  During the year ended December 31, 2001, LQ Properties incurred $6,186,000 related to professional fees incurred in connection with our Restructuring.

  •
  LQ Properties incurred approximately $253,000 and $301,000 of professional fees during the years ended December 31, 2001 and 2000, respectively, related to the implementation of the five point plan.

  •
  LQ Properties recorded provisions of approximately $14,713,000 and $5,146,000 during the years ended December 31, 2001 and 2000, respectively, on working capital and other receivables related to the healthcare business that management considered uncollectable.

  •
  LQ Properties recovered approximately $3,178,000 and $2,060,000 during the years ended December 31, 2001 and 2000, respectively, of receivables related to the healthcare business that were previously written off.

  •
  During the years ended December 31, 2001 and 2000, LQ Properties recognized a gain related to the sale of property, plant and equipment of $5,730,000 and a loss of $3,608,000, respectively. In addition, mortgage repayments resulted in gains and losses of $4,425,000 and $127,905,000, respectively, for the years ended December 31, 2001 and 2000. LQ Properties also recorded a loss on the sale of an equity security of $22,000 during the year ended December 31, 2001.

  •
  During the years ended December 31, 2001 and 2000, LQ Properties recorded a net gain on extinguishments of debt of $935,000 and $1,403,000, respectively.

LQ Corporation & LQ Properties—Consolidated
Liquidity and Capital Resources

Overview

        As of December 31, 2002, we had approximately $208 million of liquidity, which was composed of $10 million of cash and $198 million of unused capacity under our $225 million revolving Credit Facility after giving effect to approximately $27 million of letters of credit issued thereunder. Of the $27 million of letters of credit, approximately $23 million support insurance arrangements and $4 million guarantee the payment of principal and interest on industrial revenue bonds, which are the obligation of an unrelated third party. The letter of credit supporting the industrial revenue bonds expired in January 2003. Because the bonds require full-year extensions of the letter of credit and since our Credit Facility matures on May 31, 2003 (without considering extension options), we did not renew the letter of credit. As a result, we funded the repurchase of the bonds in January 2003. This is similar to our action with respect to these bonds in June 2001, which were subsequently followed by a reissuance of the bonds. The guarantee of the bonds was a condition of the sale of a healthcare asset by us to the third party in September 1995.

        In addition, as of December 31, 2002, we had $25 million in net book value, after impairment adjustments, of lodging assets held for sale. We have $107 million of debt maturing in 2003, including the 7.82% notes due in 2026, which are redeemable at the option of the holders in September 2003. As of December 31, 2002, none of our debt obligations were floating rate obligations in which interest payments vary with fluctuations in the London Interbank Offered Rate ("LIBOR").

        We earn revenue principally by owning and operating 211 La Quinta Inns® and 73 La Quinta Inn & Suites® as well as licensing the use of our brand in return for license and other fees under our franchise program. To a lesser extent, we also generate revenues from healthcare related financing and from telecommunications equipment sales.

Cash Flows from Operating Activities

        Our sale of assets, the downturn in the national economy and the aftermath of the terrorist attacks against the United States have had a negative impact upon our operating cash flows. We expect the negative impact to continue through the first half of 2003.

Cash Flows from Investing and Financing Activities

        As of December 31, 2002, our gross investment in property, plant and equipment totaled approximately $2.8 billion consisting of 284 hotel facilities in service and corporate assets. During the twelve months of 2002, we spent approximately $119 million on capital improvements and renovations to existing hotels, construction and corporate expenditures.

        In addition, under certain franchise agreements, we are committed to provide financial assistance, including but not limited to, loans, reimbursements, rebates, credits and other payments to help defray the cost of construction and other costs associated with opening and operating a La Quinta hotel. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise or joint venture agreements. At December 31, 2002, we had $9.8 million in outstanding commitments of financial assistance to various franchisees, of which $4.9 million has been funded. The unamortized balance of amounts funded on incentive payments is included in Other Non-current Assets in the accompanying consolidated balance sheet. These agreements generally require that, in the event that the franchise relationship is terminated, the franchisee either repay the outstanding loan balance or unamortized portion of the incentive payment, or transfer to us any equipment, computer or other property purchased by the franchisee with the incentive payment.

        We expect to provide funding for new investments through a combination of long-term and short-term financing including debt, equity and cash. We may also provide funding for new investments through internally generated cash flow and the sale of select assets. We may obtain long-term financing through the issuance of equity securities, long-term secured or unsecured notes, convertible debentures and the assumption of mortgage notes. We may obtain short-term financing through the use of our revolving line of credit, which may be replaced with long-term financing as appropriate. From time to time, we may utilize interest rate swaps to manage our variable interest rate exposure.

        On June 6, 2001, we entered into a credit agreement with a bank group, which provided a $350 million Credit Facility. The Credit Facility consisted of a:

  •
  $200 million revolving line of credit; and

  •
  $150 million term loan.

        The revolving line of credit under the Credit Facility was subsequently increased in July 2001 from $200 million to $225 million, which increased the total size of the Credit Facility from $350 million to $375 million. The Credit Facility matures on May 31, 2003 and may be extended at our option under certain conditions. The Credit Facility is secured by a pledge of stock of our subsidiaries and intercompany debt evidenced by promissory notes and contains a subjective acceleration clause contingent upon a material adverse effect. We immediately used proceeds from the Credit Facility to pay off term debt maturing on July 17, 2001 of approximately $44 million under our prior Credit Facility.

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

        Approximately $198 million (net of $27 million in outstanding letters of credit) was available under the revolving line of credit at December 31, 2002. Borrowings under the revolving line of credit currently bear interest at LIBOR plus 3.5%. On August 23, 2002, we borrowed $7 million under the revolving line of credit at a rate of 1-month LIBOR plus 3.25% and subsequently paid the entire amount on August 30, 2002 with proceeds from one healthcare asset sale. On September 27, 2002, we borrowed $5 million under the revolving line of credit at the base rate option of Prime plus 1.75% and subsequently repaid the entire amount on September 30, 2002 with proceeds from operations. At December 31, 2002, there were no borrowings under the revolving line of credit.

        The Credit Facility contains several restrictive financial covenants (as defined in the credit agreement) of which we are in compliance with at December 31, 2002, and include the following:

  •
  minimum lodging EBITDA (earnings before interest, taxes, depreciation and amortization);

  •
  net debt to EBITDA (total leverage) ratio;

  •
  interest coverage ratio;

  •
  fixed charge coverage ratio;

  •
  net debt to total capitalization ratio; and

  •
  consolidated tangible net worth minimum.

        The Credit Facility is collaterized by the stock of our subsidiaries and intercompany debt evidenced by notes.

        We obtained an amendment to the Credit Facility on March 29, 2002, which relaxed the maximum total leverage ratio and minimum fixed charge coverage ratio covenants through March 31, 2003, and reduced the minimum lodging EBITDA covenant to $160 million through December 31, 2002. The minimum lodging EBITDA covenant increases to $180 million for 2003 and thereafter. This may impact our ability to exercise any extension options under the credit agreement. The amendment also included modifications to certain definitions and other provisions in the Credit Facility. In addition to the financial covenants, the Credit Facility also includes limitations on capital expenditures, asset sales, secured debt, certain investments, common stock dividends, and debt and share repurchases. In light of the decline in our lodging EBITDA, it is unlikely that we will be able to meet all of our financial covenants under the Credit Facility, particularly the minimum lodging EBITDA covenant in 2003 and beyond. Because it is unlikely that we will meet these covenants in 2003, we intend to request a waiver or amendment from the bank group. However, we cannot provide assurances that the bank group would be agreeable to such a waiver or amendment or that we will be able to extend the maturity of the Credit Facility.

        During the year ended December 31, 2002, we repaid approximately $8 million in principal on bonds and mortgages payable, which included a balloon payment of $480,000 on a mortgage, which matured on January 17, 2002.

        During the year ended December 31, 2002, we repaid approximately $179 million in principal on notes payable scheduled to mature (or that were redeemable at the option of the holder) in August 2002, September 2003, March 2004, and August 2004 and recorded a net loss on early extinguishment included in other expense during the year ended December 31, 2002 of approximately $319,000. In addition, during 2002, we waived our purchase option on a $2.5 million capital lease asset and related obligation and as a result removed the asset and liability from the balance sheet. The lease will be accounted for as an operating lease going forward and future payments on the lease will be recorded as rent expense.

        The following is a summary of our future debt maturities as of December 31, 2002:

Year	Notes Payable
	(In thousands)
2003	$106,739	(1)
2004	157,711	(2)
2005	115,992
2006	20,000
2007	210,000
2008 and thereafter	54,599

Total debt	$665,041

(1)
Assumes $90 million of 7.82% notes due in 2026 are redeemed at the option of the holders.

(2)
Assumes $94 million of 7.114% notes due in 2011 are redeemed at the option of the holders.

        We have certain debt that is redeemable at the option of the holders in September 2003 and August 2004. We are currently reviewing our alternatives for additional financings to fund these maturities should the holders redeem them. Such options under consideration include issuing new senior unsecured debt, securitized debt, borrowings under the existing or a new revolver, new term debt, or a combination thereof. There are no assurances that any of these alternatives will be available to us when and if this debt is redeemed or will contain terms that are attractive to us.

        If our 7.114% notes due in 2011 (the "Notes") are still outstanding from and after August 15, 2004, the interest rate will increase by a spread amount over the current 7.114% interest rate, which spread amount is determined by a bidding process involving up to five dealers in publicly traded securities and is based on the present value of the remaining principal and interest payments at a 7.114% coupon rate from August 15, 2004, discounted at the rate of U.S. Treasury securities having maturities similar to the remaining term of the Notes (the "Interest Rate to Maturity"). A third party (the "Call Holder") has the option to purchase the Notes at 100% of their principal amount on August 15, 2004 (the "Call Option"). If the Call Holder exercises the Call Option, we may repurchase the Notes from the Call Holder at a price equal to the greater of (a) 100% of the principal amount of the Notes ($150,000,000) and (b) the sum of the present values of the remaining principal and interest payments at a 7.114% coupon rate discounted at the rate of U.S. Treasury securities having maturities similar to the remaining term of the Notes valued at approximately $172,580,000 and $162,200,000 at December 31, 2002 and 2001, respectively. The Meditrust Exercisable Put Option Securities Trust (the "Trust") currently holds all of the Notes. The Trust has the right to require us to purchase all of the Notes at 100% of their principal amount on August 15, 2004 (the "Put Option"). The Trust is required to exercise the Put Option if (a) the Call Holder fails to exercise the Call Option or (b) the Call Holder exercises the Call Option but fails to make payment on the date required. If the Call Holder exercises the Call Option but we do not repurchase the Notes from the Call Holder or if the Trust does not exercise the Put Option, from and after August 15, 2004 until August 15, 2011, the Notes will remain an outstanding obligation of the Company and will bear interest at the Interest Rate to Maturity. As of December 31, 2002, the Company owned $56 million of the Exercisable Put Option Securities issued by the Trust. Accordingly, if the Call Option is exercised and the Company does not exercise its repurchase rights described above, the Company will have a $150 million obligation at the Interest Rate to Maturity and will receive $56 million as a distribution from the Trust, representing a portion of the price paid by the Call Holder to the Trust upon exercise of the Call Option.

        We had shareholders' equity of approximately $1.3 billion and our net debt constituted approximately 30% of our total capitalization as of December 31, 2002. LQ Properties had shareholders' equity of approximately $1.8 billion as of December 31, 2002.

        On April 1, July 1, September 30, and December 31, 2002, LQ Properties paid a dividend of $0.5625 per depositary share of preferred stock to holders of record on March 15, June 14, September 13, and December 13, 2002, respectively, of its 9.00% Series A Cumulative Redeemable Preferred Stock.

        On April 1, July 1, September 30 and December 31, 2002, LQ Properties also paid a quarterly dividend at a rate of 9.00% per annum on the liquidation preference of $25,000 per share to the holders of record on March 15, June 14, September 13 and December 13, 2002, respectively, of its 9.00% Series B Cumulative Redeemable Preferred Stock.

        During the year ended December 31, 2002, LQ Properties paid dividends of $60,575,000 to the sole holder of its class A common stock, LQ Corporation. LQ Corporation used the dividends to pay accrued interest and a portion of the principal balance of a revolving note payable to LQ Properties, as well as $15,575,000 of deferred rent and royalties. As of December 31, 2002, LQ Properties had a $160,000,000 in deferred rent and royalty receivable and a $5,416,000 note receivable from LQ Corporation. In addition, its consolidated subsidiary, LQ Worldwide, made periodic proportional distributions totaling approximately $3,960,000 to LQ Corporation, which holds a 40.6% interest in LQ Worldwide. LQ Corporation paid no dividends to holders of its common stock during the year ended December 31, 2002. Its consolidated subsidiary, La Quinta Franchise, LLC ("LQ Franchise"), made periodic proportional distributions totaling approximately $5,900 to LQ Properties, which holds a 1.05% interest in LQ Franchise.

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

        In conjunction with our decision to seek shareholder approval of our Restructuring, our Board of Directors approved a $20 million share repurchase program to allow us to repurchase common and/or preferred stock in the open market or in privately negotiated transactions. As of December 31, 2002, we had repurchased approximately $8 million (or 1,568,900 shares) of our equity securities under the program.

        We believe that our current various sources of capital, including cash on hand, operating cash flows, and expected proceeds from the sale of certain assets are adequate to finance our current operations, including 2003 capital expenditures which we currently expect to be approximately $60 million. We have significant debt maturing in 2003, assuming such debt is redeemed at the option of the holders. In addition, our Credit Facility matures in May 2003 if we are unable to elect available extension options. As a result, we may need to raise capital, through one or more of the methods described above, in order to satisfy these debt maturities.

Effects of Certain Events on Lodging Demand

        The potential threat of terrorist and the continued effect of the attacks on September 11, 2001 have negatively impacted general economic, market and political conditions. The terrorist attacks and their aftermath, compounded with the slowing national economy, have resulted in substantially reduced demand for lodging for both business and leisure travelers across all lodging segments. Lodging demand has been, and is expected to continue to be, affected by the public's attitude towards the safety of travel and the international political climate. The possibility of military action against Iraq, events such as the terrorist attacks in the U.S. on September 11, 2001 and the threat of additional attacks, and the resulting political instability and concerns over safety and security aspects of traveling, have had a significant adverse impact on lodging demand and may continue to do so in the future. Economic or political changes that reduce disposable income or consumer or business confidence may affect demand for hotel rooms, which in many cases are discretionary purchases. Decreases in lodging demand could lead to price discounting which, in turn, could reduce the profitability of our business. These factors may also limit our ability to raise additional capital to meet 2003 debt maturities.

Critical Accounting Policies and Estimates

        Our consolidated financial statements of LQ Corporation and separate financial statements of LQ Properties have been prepared in conformity with generally accepted accounting principles ("GAAP"), which require our management to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. Our management evaluates estimates used in preparation of its financial statements on a continual basis, including estimates related to the following:

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
  the buyer's investment is adequate;

  •
  a complete transfer of risks and rewards has occurred; and

  •
  any contingencies or obligations on our part continue to exist.

        As of December 31, 2002, we had 277 lodging properties classified as held for use with a net book value of $2,246,657,000 and a related impairment balance of $58,243,000 and seven lodging properties and two parcels of land classified as held for sale with a net book value of $25,346,000 and a related impairment balance of $24,042,000.

Goodwill

        In January 2002, we completed the two-step process prescribed by SFAS 142 for (1) testing for impairment and (2) determining the amount of impairment loss related to goodwill associated with our two reporting units: La Quinta lodging ($248,358,000 carrying value) and TeleMatrix, Inc. telecommunications ($18,599,000 carrying value). As a result, we recorded a charge to earnings that is reported as a cumulative effect of the change in accounting principle of $258,957,000 to reflect the adjustment to goodwill. As a result of the cumulative effect of implementation, we incurred a decrease in amortization of goodwill and a corresponding annual increase to net income of $16,472,000 for the year ended December 31, 2002.

        In September 2002, we tested the remaining carrying value of goodwill related to our TeleMatrix, Inc. telecommunications-reporting unit for impairment due to continued decline in the unit. As a result, we recorded a charge of $8,000,000 to write off the remaining goodwill balance for that reporting unit in the third quarter of 2002.

Finite Lived Intangibles

        As of December 31, 2002, our balance sheet included two intangible assets totaling approximately $77,639,000 related to our lodging brands, La Quinta Inns® and La Quinta Inn & Suites®, and a 5-year non-compete agreement. Upon implementation of SFAS 142, we identified finite lived intangible assets related to our lodging brands, La Quinta Inns® and La Quinta Inn & Suites®. We assessed our intangible assets for impairment in accordance with SFAS 142. The results of this analysis indicate that there was no impairment on these finite lived intangible assets and assigned them a useful life of 21 years (the remaining useful life of these intangibles was 17 years as of December 31, 2002). This change in the useful life did not have a material impact on the results of our operations. In addition, we have a finite lived intangible asset resulting from a five-year non-compete agreement executed as part of our 1999 acquisition of TeleMatrix, Inc. We have determined that there is no indication of impairment related to this asset and that the five-year life assigned to the asset is appropriate. Going forward, we will continue to test these intangibles for impairment annually or more frequently if the occurrence of an event or circumstance indicates impairment.

Carrying Value of Trade and Other Receivables and Related Bad Debt Allowance and Expense

        As of December 31, 2002, we had approximately $14,115,000 in trade receivables with a related bad debt allowance of $2,097,000. We continually review the aging of our trade receivables and provide a bad debt reserve for all balances over 90 days old. We also consider other facts and circumstances (such as impending bankruptcy of our customers, credit history, etc.) in determining whether additional trade receivable amounts should be reserved as uncollectible.

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

        As of December 31, 2002, LQ Properties and its taxable REIT subsidiaries had NOLs of approximately $168 million, of which it can utilize approximately $141 million to reduce amounts otherwise required to be distributed as dividends to its shareholders in order to maintain its REIT status. If LQ Properties utilizes its NOLs for that purpose and if the Internal Revenue Service subsequently reduces the amount of these NOLs, LQ Properties could be required to pay a deficiency dividend to maintain its REIT status. As of December 31, 2002, LQ Properties has not utilized NOLs to offset amounts otherwise distributable to its shareholders. Also, LQ Properties may be liable for federal alternative minimum tax, ("AMT"), for years in which it utilizes its regular tax loss carryovers. Any such amounts paid will be reflected as a current expense for the year paid. This expense will be offset by a net deferred tax asset to the extent LQ Properties believes the AMT will be utilized as a credit against LQ Properties' regular tax liability, if any, in subsequent years.

        As of December 31, 2002, LQ Corporation (exclusive of LQ Properties and its taxable REIT subsidiaries) had NOLs of approximately $256 million. Accordingly, although it will report federal income tax expense going forward, until the NOLs are fully utilized, cash taxes paid will be limited to state franchise taxes based on net worth and state income taxes for those jurisdictions that do not follow the federal rules for utilization of NOLs and AMT. Any AMT paid will be available as a credit in subsequent years to offset the excess of LQ Corporation's regular tax liability over its AMT liability calculated for those years.

        As of December 31, 2002, LQ Corporation had deferred tax assets (after deducting valuation allowances of approximately $29 million) of approximately $183 million. For taxable years ending on or before December 31, 2001, LQ Corporation recorded valuation allowances for its deferred tax assets, as it did not anticipate recognizing the benefit of those assets within the former paired share structure. Beginning with the first quarter of 2002, our Restructuring has enabled us to recognize the benefit of our deferred tax assets except to the extent of the $29 million valuation allowance described above.

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

        We perform formal reviews of estimates of the ultimate liability for losses and associated expenses within the deductible retention on a bi-annual basis. The estimates are based upon a third party actuarial analysis and projection of actual historical development trends of loss frequency, severity and incurred but not reported ("IBNR") claims as well as traditional issues that affect loss cost such as medical and statutory benefit inflation. In addition, the actuarial analysis compares our trends against general insurance industry development trends to develop an estimate of ultimate costs within the deductible retention. Large claims or incidents that could potentially involve material amounts are also monitored closely on a case-by-case basis. As of December 31, 2002, our balance sheet included an estimated liability with respect to the deductible retention of approximately $22,894,000.

Employee Healthcare Reserves

        We maintain a self-insurance program for major medical and hospitalization coverage for our lodging employees and their dependents, which is partially funded by payroll deductions. Payments for major medical and hospitalization to individual participants below specified amounts (currently, $500,000 per individual per year and $1,000,000 per individual for a lifetime maximum) are self-insured by us. We base our estimate of ultimate liability on trends in claim payment history, historical trends in IBNR incidents and developments in other cost components (such as rising medical costs, projected premium costs, number of participants, etc.). Our liability with respect to employee healthcare reserves is monitored on a monthly basis and adjusted accordingly. As of December 31, 2002, our balance sheet included an estimated liability with respect to this self-insurance program of $1,933,000.

Litigation and Contingencies

        We monitor ongoing litigation and other loss contingencies on a case-by-case basis as they arise. Losses related to litigation and other contingencies are recognized when the loss is considered probable and the amount is estimable.

Returns® Program

        On September 24, 2002, we launched our redesigned customer loyalty program, La Quinta Returns®. While the previous program allowed members to earn free stay certificates, the new La Quinta Returns® program allows members to earn points that can be redeemed for a variety of rewards, in addition to free stay certificates. New and current members now earn points based on dollars spent and may redeem them for airline miles, free stay certificates and various other rewards.

        As of December 31, 2002, La Quinta's balance sheet included a liability of approximately $5.0 million of which $2.0 million is related to unexpired outstanding "free night" certificates (which have been issued to customers earning a specified number of credits) and $3.0 million is related to points credited to members' accounts. The estimated liability is based on the estimated number of outstanding certificates and points credited to members' accounts and certain assumptions management has made regarding rate of forfeiture, type of redemption and estimated incremental cost of providing a room.

        Expenses of both programs, including the cost of awards, have been expensed as incurred. Any intercompany profit generated from providing a free stay award at an owned hotel under both programs is eliminated. Stays credited under the previous program for which no certificate had been issued as of the date the new program went into effect were automatically converted to points under the new La Quinta Returns® program. Certificates issued under the previous program and unredeemed as of the date the new program went into effect may continue to be redeemed for a free stay through the date of their expiration.

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

Newly Issued Accounting Standards

        The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of ARB 51 ("FIN 46" or the "Interpretation"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "Primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 will not have a material effect on the companies.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for years ending after December 15, 2002. FIN 45 will not have a material effect on the companies.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 improves the prominence and clarity of the pro forma disclosures required by SFAS 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent. In addition, SFAS 148 improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. Adoption of the provisions of SFAS 148 for 2002 resulted in the addition of our Stock Based Compensation Footnote to presentation within our "Summary of Significant Accounting Policies" footnote.

        On August 15, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. Under SFAS 143, an entity shall recognize the cumulative effect of the adoption of SFAS 143 as a change in accounting principle. We are not currently affected by the requirements of SFAS 143.

        On June 28, 2002, the FASB voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for financial statements issued for exit or disposal activities initiated after December 31, 2002. We have not yet determined the impact of SFAS 146 on our results of operations and financial position as we have no ongoing plans for exit or disposal activities of this nature.

        In November 2001, the EITF reached a consensus (the "Consensus") on the codification of issues as presented in Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("Issue 01-9"). The purpose of Issue 01-9 is to codify and reconcile the following issues, which address the accounting for consideration given by a vendor to a customer (including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller):

  •
  No. 00-14, "Accounting for Certain Sales Incentives,"

  •
  No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products,"

  •
  Issue 3 of No. 00-22, "Accounting for "Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". Issue 3 addresses how a vendor should account for an offer to a customer to rebate or refund a specified amount of cash that is redeemable only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period.

        Issue 01-9 applies to vendors that derive their revenue from sales of services as well as those that derive their revenue from sales of products. We currently account for incentives and points in accordance with the Consensus.

Other Potential Changes in Accounting Standards

        We intend to evaluate our current accounting policies with respect to capitalization of costs, asset componentization, depreciable lives and asset retirement upon further development of the proposed American Institute of Certified Public Accounts ("AICPA") Statement of Position entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment." The potential effect of any changes to our current accounting policies resulting from this evaluation could impact our depreciation or operating expenses.

Seasonality

        The lodging industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins, contribution and net earnings.

Approval of Non-Audit Tax Services

        In September 2002, the Audit Committee of the companies confirmed the engagement of PricewaterhouseCoopers LLP to provide non-audit tax services for fiscal year 2002. In October 2002 the Audit Committee authorized management to retain PricewaterhouseCoopers LLP to provide non-audit tax services during 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The tables below provide information about our debt obligations. For fixed rate debt obligations, the tables present principal cash flows and related weighted average interest rates by expected maturity dates. For variable rate debt obligations, the tables present principal cash flows by expected maturity date and contracted LIBOR interest rates as of December 31, 2002 and 2001.

        The following market risk disclosures related to debt obligations as of December 31, 2002:

	2003	2004	2005	2006	2007	Thereafter	Face Value	Fair Value
	(Dollars in millions)
Long Term Debt Obligations:
Fixed rate	$107	$158	$116	$20	$210	$54	$665	$660
Average interest rate	7.77%	7.17%	7.43%	7.30%	7.06%	7.42%
Variable rate	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—

        The following market risk disclosures related to debt obligations as of December 31, 2001:

	2002	2003	2004	2005	2006	Thereafter	Face Value	Fair Value
	(Dollars in millions)
Long Term Debt Obligations:
Fixed rate	$25	$169	$251	$116	$20	$274	$855	$837
Average interest rate	7.73%	7.76%	7.16%	7.43%	7.27%	7.10%
Variable rate	$10	$135	$—	$—	$—	$—	$145	$145
Average interest rate	5.36%	5.36%	—	—	—	—

LQ Properties

        All indebtedness, including notes payable, bank notes payable and bonds and mortgages payable are liabilities of LQ Properties. See quantitative and qualitative disclosures about our market risk above. In June 2001, we replaced the 1998 credit facility with the 2001 Credit Facility. During the year ended December 31, 2001, LQ Properties repaid $400 million of its variable rate debt due during 2001 with proceeds from the sale of certain healthcare assets and proceeds drawn on the 2001 Credit Facility. As of December 31, 2001, variable rate debt outstanding under the 2001 Credit Facility was $145 million. In addition, during the year ended December 31, 2001, LQ Properties repaid $341 million of fixed rate debt, of which $228 million was due in 2001, with proceeds from healthcare asset sales and proceeds drawn on the 2001 Credit Facility. LQ Properties repaid all its remaining variable rate debt during 2002. During the year ended December 31, 2002, LQ Properties repaid approximately $179 million in fixed rate notes payable which were scheduled to mature (or were redeemable at the option of the holders) in August 2002, September 2003, March 2004 and August 2004 and recorded a net loss on early extinguishment of debt of approximately $319,000. Also during the year ended December 31, 2002, LQ Properties repaid approximately $8 million in fixed rate bonds and mortgages payable, which included a balloon payment of $480,000 on a mortgage which matured on January 17, 2002. In addition, during 2002 LQ Properties waived its purchase option on a $2.5 million capital lease asset and related obligation and as a result removed the asset and liability included in fixed rate debt from the balance sheet. Fixed rate debt as of December 31, 2002 and December 31, 2001 was $665 million and $855 million, respectively.

        In June 2001, LQ Properties terminated its interest rate swap agreement with a notional amount of $400 million. As of December 31, 2002, LQ Properties did not have any outstanding interest rate swap agreements.

LQ Corporation

        LQ Corporation is a co-borrower along with LQ Properties under the 2001 Credit Facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LA QUINTA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2002	2001
ASSETS:
Current Assets:
Cash and cash equivalents	$9,647	$137,716
Fees, interest and other receivables	24,874	27,078
Deferred income taxes, net	17,389	—
Other current assets	9,425	8,553

Total current assets	61,335	173,347

Deferred income taxes, net	—	1,546
Intangible assets, net	77,639	81,703
Goodwill, net	—	266,957
Property, plant and equipment, net	2,310,089	2,539,576
Mortgages and other notes receivable	60,143	116,938
Other non-current assets	38,334	35,383

Total assets	$2,547,540	$3,215,450

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$106,739	$35,360
Accounts payable	35,235	28,563
Accrued payroll and employee benefits	27,541	27,751
Accrued expenses and other current liabilities	73,321	94,023

Total current liabilities	242,836	185,697

Long-term debt	558,302	964,878
Deferred income taxes, net	201,933	—
Other non-current liabilities	24,732	33,655

Total liabilities	1,027,803	1,184,230

Commitments and contingencies
Minority interest (including preferred stock liquidation preference of $200,000 in 2002)	206,450	6,657
Shareholders' Equity:
LQ Properties Preferred Stock, $0.10 par value; 6,000 shares authorized; 701 shares issued and outstanding	—	70
Common Stock, $0.20 par value; 500,000 shares authorized; 142,958 shares issued and outstanding	—	28,591
LQ Corporation Common Stock, $0.01 par value; 500,000 shares shares authorized; 143,678 shares issued; 142,109 shares outstanding	1,437	—
LQ Properties Class B Common Stock, $0.01 par value; 500,000 shares authorized; 143,678 shares issued; 142,109 shares outstanding	1,437	—
Treasury Stock, at par; 1,569 paired common shares at December 31, 2002	(32)	—
Additional paid-in-capital	3,480,773	3,659,185
Unearned compensation	(1,862)	(2,669)
Accumulated other comprehensive deficit	(1,071)	(972)
Accumulated deficit	(2,167,395)	(1,659,642)

Total shareholders' equity	1,313,287	2,024,563

Total liabilities and shareholders' equity	$2,547,540	$3,215,450

The accompanying notes are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	For the year ended December 31,
	2002	2001	2000
REVENUE:
Lodging	$524,295	$574,837	$604,224
Other	12,633	73,479	207,727

	536,928	648,316	811,951

EXPENSES:
Direct lodging operations	234,753	251,246	267,088
Other lodging expenses	75,205	74,573	70,477
General and administrative	55,729	51,153	52,159
Interest, net	65,021	98,327	183,385
Depreciation and amortization	125,029	117,552	147,007
Amortization of goodwill	—	21,412	22,755
Impairment of property, plant and equipment, mortgages and other notes receivable	37,134	115,347	186,829
Impairment of goodwill	8,000	—	—
Paired share intangible write-off	—	169,421	—
Provision for loss on equity securities	—	—	50,279
Other	(14,621)	31,428	164,870

	586,250	930,459	1,144,849

Loss before minority interest, income taxes and cumulative effect of change in accounting principle	(49,322)	(282,143)	(332,898)
Minority interest (including preferred stock dividends of $18,000 in 2002)	(18,522)	(585)	(629)
Income tax expense	(180,952)	(488)	(629)

Loss before cumulative effect of change in accounting principle	(248,796)	(283,216)	(334,156)
Cumulative effect of change in accounting principle	(258,957)	856	—

Net loss	(507,753)	(282,360)	(334,156)
Preferred stock dividends	—	(18,000)	(18,000)

Net loss available to common shareholders	$(507,753)	$(300,360)	$(352,156)

EARNINGS PER SHARE—BASIC AND ASSUMING DILUTION
Loss available to common shareholders before cumulative effect of change in accounting principle	$(1.74)	$(2.11)	$(2.48)
Cumulative effect of change in accounting principle	(1.81)	0.01	—

Net loss available to common shareholders	$(3.55)	$(2.10)	$(2.48)

The accompanying notes are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME

For the Years Ended December 31, 2002, 2001 and 2000
(In thousands, except share data)

	Class B Common Stock		Class A Common Stock
						Treasury				Other Comprehens- ive Income (Loss)	Distri- butions in Excess of Earnings		Compre- hensive Income (Loss)
					Pre- ferred Stock			Additional Paid-in Capital	Unearned Compen- sation
	Shares	Amount	Shares	Amount		Shares	Amount					Total
Balances December 31, 1999	141,015	$28,203	—	$—	$70	—	$—	$3,654,358	$(6,760)	$4,468	$(1,007,126)	$2,673,213	$
Issuance of Paired Common Shares for:
Employee compensation and stock options	347	70	—	—	—	—	—	918	(519)	—	—	469
Issuance of restricted stock	1,593	317	—	—	—	—	—	4,803	(4,841)	—	—	279
Accelerated amortization of restricted shares	—	—	—	—	—	—	—	—	5,240	—	—	5,240
Retirement of forfeited restricted stock grants	(50)	(10)	—	—	—	—	—	(740)	633	—	—	(117)
Amortization of unearned compensation	—	—	—	—	—	—	—	—	1,336	—	—	1,336
Dividends paid	—	—	—	—	—	—	—	—	—	—	(18,000)	(18,000)
Change in market value of equity securities in excess of cost	—	—	—	—	—	—	—	—	—	(54,749)	—	(54,749)		(54,749)
Other than temporary impairment of equity securities	—	—	—	—	—	—	—	—	—	50,281	—	50,281		50,281
Minimumpension liability adjustment (net)	—	—	—	—	—	—	—	—	—	(985)	—	(985)		(985)
Net loss for the year ended December 31, 2000	—	—	—	—	—	—	—	—	—	—	(334,156)	(334,156)		(334,156)

Balance, December 31, 2000	142,905	$28,580	—	$—	$70	—	$—	$3,659,339	$(4,911)	$(985)	$(1,359,282)	$2,322,811		$(339,609)

Issuance ofPaired Common Shares for:
Employee compensation and stock options	99	20	—	—	—	—	—	350	(75)	—	—	295	$
Issuance of restricted stock	213	42	—	—	—	—	—	300	(349)	—	—	(7)
Accelerated amortization of restricted shares	—	—	—	—	—	—	—	—	669	—	—	669
Retirement of forfeited restricted stock grants	(259)	(51)	—	—	—	—	—	(804)	621	—	—	(234)
Amortization of unearned compensation	—	—	—	—	—	—	—	—	1,376	—	—	1,376
Dividends paid	—	—	—	—	—	—	—	—	—	—	(18,000)	(18,000)
Change in market value of equity securities in excess of cost	—	—	—	—	—	—	—	—	—	(119)	—	(119)		(119)
Minimum pension liability adjustment (net)	—	—	—	—	—	—	—	—	—	132	—	132		132
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	—	—	(282,360)	(282,360)		(282,360)

Balance, December 31, 2001	142,958	$28,591	—	$—	$70	—	$—	$3,659,185	$(2,669)	$(972)	$(1,659,642)	$2,024,563		$(282,347)

The accompanying notes are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME

For the Years Ended December 31, 2002, 2001 and 2000
(In thousands, except share data)

	Class B Common Stock		Class A Common Stock
						Treasury				Other Comprehens- ive Income (Loss)	Distri- butions in Excess of Earnings		Compre- hensive Income (Loss)
					Pre- ferred Stock			Additional Paid-in Capital	Unearned Compen- sation
	Shares	Amount	Shares	Amount		Shares	Amount					Total
Balance, December 31, 2001	142,958	$28,591	—	$—	$70	—	$—	$3,659,185	$(2,669)	$(972)	$(1,659,642)	$2,024,563	$
Restructure	—	(27,162)	142,958	1,429	(70)	—	—	(173,810)	—	—	—	(199,613)
Issuance of Common Shares for:
Employee compensation and stock options	817	9	817	9	—	—	—	3,397	(1,877)	—	—	1,538
Retirement of forfeited restricted stock grants	(97)	(1)	(97)	(1)	—	—	—	(267)	135	—	—	(134)
Amortization of unearned compensation	—	—	—	—	—	—	—	—	2,549	—	—	2,549
Dividends paid	—	—	—	—	—	—	—	—	—	—	(18,000)	(18,000)
Unrealized gain (loss) on securities—net:
Unrealized holding gain (loss)	—	—	—	—	—	—	—	—	—	108	—	108		108
Reclassification adjustment for (gain) loss included in income	—	—	—	—	—	—	—	—	—	11	—	11		11
Purchase of treasury stock	—	—	—	—	—	(1,569)	(32)	(7,732)	—	—	—	(7,764)
Minimum pension liability adjustment (net of tax)	—	—	—	—	—	—	—	—	—	(218)	—	(218)		(218)
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—	—	(489,753)	(489,753)		(489,753)

Balance, December 31, 2002	143,678	$1,437	143,678	$1,437	$—	(1,569)	$(32)	$3,480,773	$(1,862)	$(1,071)	$(2,167,395)	$1,313,287		$(489,852)

The accompanying notes are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(507,753)	$(282,360)	$(334,156)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	125,029	117,552	147,007
Goodwill amortization	—	21,412	22,755
(Gain) loss on sale of assets	(10,296)	(10,133)	130,536
Stock based compensation	2,549	2,007	1,668
Deferred tax expense	186,746	—	—
Cumulative effect of change in accounting principle	258,957	(856)	—
Minority interest	18,522	585	629
Amortization of debt issuance costs	6,749	5,680	8,342
Impairment of goodwill	8,000	—	—
Gain on early extinguishments of debt	(574)	(935)	(2,183)
Other non-cash items, net	39,034	299,354	245,501
Net change in other assets and liabilities	(26,776)	(669)	14,887

Net cash provided by operating activities	100,187	151,637	234,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(118,605)	(93,286)	(54,203)
Prepayment proceeds and principal payments received on mortgages	246	30,882	673,121
Proceeds from sale of assets	249,193	626,079	208,586
Proceeds from sale of securities	270	7,737	—
Working capital and notes receivable advances, net of repayments and collections	—	—	(8,665)
Other	(1,897)	—	—

Net cash provided by investing activities	129,207	571,412	818,839

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	12,000	245,000	252,000
Repayment of long-term debt	(343,899)	(837,390)	(1,259,410)
Debt issuance costs	(46)	(9,459)	—
Dividends/distributions to shareholders	(18,000)	(21,938)	(14,062)
Purchase of treasury stock	(7,764)	—	—
Other	246	(539)	(580)

Net cash used in financing activities	(357,463)	(624,326)	(1,022,052)

Net (decrease) increase in cash and cash equivalents	(128,069)	98,723	31,773
Cash and cash equivalents at:
Beginning of year	137,716	38,993	7,220

End of year	$9,647	$137,716	$38,993

Supplemental disclosure of cash flow information (note 2)

The accompanying notes are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2002	2001
ASSETS:
Current Assets:
Cash and cash equivalents	$7,596	$136,973
Fees, interest and other receivables	10,890	13,508
Rent and royalties receivable	160,000	175,575
Other current assets, net	1,172	654

Total current assets	179,658	326,710

Note receivable from La Quinta Corporation	5,416	—
Deferred income taxes, net	10,891	1,546
Intangible assets, net	63,524	81,703
Goodwill, net	—	266,957
Property, plant and equipment, net	2,243,548	2,467,215
Mortgages and other notes receivable	64,507	121,302
Other non-current assets	22,010	25,530

Total assets	$2,589,554	$3,290,963

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$106,739	$35,360
Accounts payable	24,974	20,647
Accrued payroll and employee benefits	—	235
Accrued expenses and other current liabilities	44,529	69,081

Total current liabilities	176,242	125,323

Long-term debt	558,302	964,878
Due to La Quinta Corporation	—	3,266
Other non-current liabilities	21,449	29,479

Total liabilities	755,993	1,122,946

Commitments and contingencies
Minority interest	27,514	—
Shareholders' Equity:
LQ Properties Preferred Stock, $0.10 par value; 6,000 shares authorized; 701 shares issued and outstanding	70	70
LQ Properties Common Stock, $0.10 par value; 500,000 shares authorized; 144,263 shares issued and outstanding	—	14,426
LQ Properties Class A Common Stock, $0.01 par value; 100 shares authorized; 100 shares issued and outstanding	1	—
LQ Properties Class B Common Stock, $0.01 par value; 500,000 shares authorized; 143,678 shares issued; 142,109 shares outstanding	1,437	—
Treasury Stock, at par: 1,569 shares at December 31, 2002	(16)	—
Additional paid-in-capital	3,545,107	3,592,227
Unearned compensation	(77)	(1,228)
Equity investment in La Quinta Corporation	(41,595)	—
Accumulated other comprehensive deficit	—	(119)
Accumulated deficit	(1,698,880)	(1,437,359)

Total shareholders' equity	1,806,047	2,168,017

Total liabilities and shareholders' equity	$2,589,554	$3,290,963

        The accompanying notes are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2002	2001	2000
	(In thousands, except for per share data)
REVENUE:
Lodging	$6,019	$9,467	$11,179
Rent from La Quinta Corporation	212,850	275,359	278,379
Royalty from La Quinta Corporation	16,890	20,596	20,666
Interest from La Quinta Corporation	—	—	616
Other	12,633	73,914	207,727

	248,392	379,336	518,567

EXPENSES:
Other lodging expenses	32,054	32,356	32,956
General and administrative	11,897	18,326	19,667
Interest, net	63,688	98,205	182,972
Depreciation and amortization	106,831	107,099	132,283
Amortization of goodwill	—	20,699	21,977
Impairment of property, plant and equipment, mortgages and other notes receivable	37,134	115,347	186,829
Provision for loss on equity securities	—	—	50,279
Impairment of goodwill	8,000	—	—
Paired share intangible write-off	—	141,479	—
Other	(15,490)	26,473	163,011

	244,114	559,984	789,974

Income (loss) before minority interest, income taxes and cumulative effect of change in accounting principle	4,278	(180,648)	(271,407)
Minority interest	(3,726)	(396)	(629)
Income tax benefit (expense)	14,884	(488)	(629)

Income (loss) before cumulative change in accounting principle	15,436	(181,532)	(272,665)
Cumulative effect of change in accounting principle	(258,957)	856	—

Net loss	(243,521)	(180,676)	(272,665)
Preferred stock dividends	(18,000)	(18,000)	(18,000)

Net loss available to common shareholders	$(261,521)	$(198,676)	$(290,665)

EARNINGS PER SHARE—BASIC AND ASSUMING DILUTION
Loss available to common shareholders before cumulative change in accounting principle	$(0.02)	$(1.39)	$(2.03)
Cumulative effect of change in accounting principle	(1.81)	0.01	—

Net loss available to common shareholders	$(1.83)	$(1.38)	$(2.03)

The accompanying notes are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME
For the Years Ended December 31, 2002, 2001 and 2000

	Class B Common Stock		Class A Common Stock
					Treasury Stock				Equity Investment in LQ Corporation		Accumulated Other Comprehensive Income (Loss)			Due from La Qunita Corporation
							Preferred Stock	Additional Paid-in Capital		Unearned Compensation		Distributions in Excess of Earnings	Note Receivable Operating			Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount									Total
	(In thousands, except share data)
Balances December 31, 1999	142,320	$14,232	—	$—	—	$—	$70	$3,586,994	$—	$(6,104)	$4,468	$(948,018)	(13,128)	(736)	$2,637,778	$
Issuance of Paired Common Shares for:
Employee compensation and stock options	347	35	—	—	—	—	—	934	—	(519)	—	—	—	—	450
Issuance of restricted stock	1,593	159	—	—	—	—	—	4,858	—	(2,088)	—	—	—	—	2,929
Accelerated amortization of restricted shares	—	—	—	—	—	—	—	—	—	5,240	—	—	—	—	5,240
Retirement of forfeited restricted stockgrants	(50)	(5)	—	—	—	—	—	(731)	—	—	—	—	—	736	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	945	—	—	—	—	945
Dividends paid	—	—	—	—	—	—	—	—	—	—	—	(18,000)	—	—	(18,000)
Sale of TeleMatrix stock to MOC Holding Co	—	—	—	—	—	—	—	251	—	—	—	—	—	—	251
Settlement of notes receivable from La Quinta Corporation	—	—	—	—	—	—	—	—	—	—	—	—	13,128	—	13,128
Change in market value of equity securities in excess of cost	—	—	—	—	—	—	—	—	—	—	(54,749)	—	—	—	(54,749)		(54,749)
Other than temporary impairment of equity securities	—	—	—	—	—	—	—	—	—	—	50,281	—	—	—	50,281		50,281
Net loss for the year ended December 31, 2000	—	—	—	—	—	—	—	—	—	—	—	(272,665)	—	—	(272,665)		(272,665)

Balance, December 31, 2000	144,210	$14,421	—	$—	—	$—	$70	$3,592,306	$—	$(2,526)	$—	$(1,238,683)	$—	$—	$2,365,588		$(277,133)

Issuance of Paired Common Shares for:
Employee compensation and stock options	99	10	—	—	—	—	—	413	—	—	—	—	—	—	423
Issuance of restricted stock	213	21	—	—	—	—	—	320	—	118	—	—	—	—	459
Accelerated amortization of restricted shares	—	—	—	—	—	—	—	—	—	669	—	—	—	—	669
Retirement of forfeited restricted stockgrants	(259)	(26)	—	—	—	—	—	(812)	—	79	—	—	—	—	(759)
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	432	—	—	—	—	432
Dividends paid	—	—	—	—	—	—	—	—	—	—	—	(18,000)	—	—	(18,000)
Change in market value of equity securities in excess of cost	—	—	—	—	—	—	—	—	—	—	(119)	—	—	—	(119)		(119)
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	—	—	—	(180,676)	—	—	(180,676)		(180,676)

Balance, December 31, 2001	144,263	$14,426	—	$—	—	$—	$70	$3,592,227	$—	$(1,228)	$(119)	$(1,437,359)	$—	$—	$2,168,017		$(180,795)

The accompanying notes are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME

For the Years Ended December 31, 2002, 2001 and 2000

	Class B Common Stock		Class A Common Stock								Accumulated Other Comprehensive Income (Loss)
					Treasury Stock				Equity Investment in LQ Corporation
							Preferred Stock	Additional Paid-in Capital		Unearned Compensation		Distributions in Excess of Earnings	Note Receivable Operating	Due from La Qunita Corporation		Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount									Total
	(In thousands, except share data)
Balance, December 31, 2001	144,263	$14,426	—	$—	—	$—	$70	$3,592,227	$—	$(1,228)	$(119)	$(1,437,359)	$—	$—	$2,168,017	$
Restructure	(1,305)	(12,997)	100	1	—	—	—	12,996	(41,595)	—	—	—	—	—	(41,595)
Issuance of Common Shares for:
Employee compensation and stock options	817	9	—	—	—	—	—	1,287	—	—	—	—	—	—	1,296
Accelerated amortization of restricted shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Retirement of forfeited restricted stockgrants	(97)	(1)	—	—	—	—	—	(137)	—	—	—	—	—	—	(138)
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	1,151	—	—	—	—	1,151
Dividends paid	—	—	—	—	—	—	—	—	—	—	—	(18,000)	—	—	(18,000)
Unrealized gain on securities—net:
Unrealized holding gain	—	—	—	—	—	—	—	—	—	—	108	—	—	—	108		108
Reclassification adjustment for gain included in income	—	—	—	—	—	—	—	—	—	—	11	—	—	—	11		11
Dividends to affiliate	—	—	—	—	—	—	—	(60,575)	—	—	—	—	—	—	(60,575)
Purchase of treasury stock	—	—	—	—	(1,569)	(16)	—	(691)	—	—	—	—	—	—	(707)
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—	—	—	(243,521)	—	—	(243,521)		(243,521)

Balance, December 31, 2002	143,678	$1,437	100	$1	(1,569)	$(16)	$70	$3,545,107	$(41,595)	$(77)	$—	$(1,698,880)	$—	$—	$1,806,047		$(243,402)

The accompanying notes are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2002	2001	2000
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(243,521)	$(180,676)	$(272,665)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	106,831	107,099	132,283
Goodwill amortization	—	20,699	21,977
(Gain) loss on sale of assets	(10,296)	(10,133)	131,513
Stock based compensation	1,151	1,224	1,395
Deferred tax benefit	(9,345)	—	—
Cumulative effect of change in accounting principle	258,957	(856)	—
Minority interest	3,726	396	629
Amortization of debt issuance costs	6,749	5,680	8,342
Impairment of goodwill	8,000	—	—
Gain on early extinguishments of debt	(574)	(935)	(2,183)
Other non-cash items, net	39,034	271,412	245,501
Net change in other assets and liabilities	(78,514)	(73,960)	(33,257)

Net cash provided by operating activities	82,198	139,950	233,535

Cash Flows from Investing Activities:
Capital expenditures	(107,360)	(82,472)	(40,973)
Prepayment proceeds and principal payments received on mortgages	246	30,882	673,121
Proceeds from sale of assets	249,193	626,079	208,586
Proceeds from sale of securities	270	7,737	—
Working capital and notes receivable advances, net of repayments and collections	—	—	(8,665)
Other	2,131	—	—

Net cash provided by investing activities	144,480	582,226	832,069

Cash Flows from Financing Activities:
Proceeds from borrowings of long-term debt	12,000	245,000	252,000
Repayment of long-term debt	(343,899)	(837,390)	(1,259,410)
Debt issuance costs	(46)	(9,459)	—
Dividends/distributions to shareholders	(18,000)	(21,938)	(14,062)
Dividends paid to La Quinta Corporation	(64,535)	—	—
Proceeds (payments) on intercompany borrowings	58,150	—	(10,340)
Purchase of common stock	(706)	—	—
Other	981	(407)	(580)

Net cash used in financing activities	(356,055)	(624,194)	(1,032,392)

Net (decrease) increase in cash and cash equivalents	(129,377)	97,982	33,212
Cash and cash equivalents at:	—	—	—
Beginning of year	136,973	38,991	5,779

End of year	$7,596	$136,973	$38,991

The accompanying notes are an integral part of these financial statements.

1.    Nature of Business and Summary of Significant Accounting Policies

Nature of Business

        The common stock of La Quinta Corporation ("LQ Corporation") and its controlled subsidiary, La Quinta Properties, Inc. ("LQ Properties") (collectively the "companies" or "La Quinta") trade as a single unit on the New York Stock Exchange under the symbol "LQI". LQ Properties became a controlled subsidiary of LQ Corporation effective January 2, 2002. Prior to January 2, 2002, LQ Corporation and LQ Properties were two separate companies that maintained an organizational structure called a "paired share REIT" under the grandfathering provisions of the Internal Revenue Code of 1986, as amended (the "Code"). The term LQ Corporation includes those entities owned or controlled by LQ Corporation (including its controlled subsidiaries LQ Properties and La Quinta Inns, Inc.); the term LQ Properties includes those entities owned or controlled by LQ Properties; and the terms "we," "us," "our," "La Quinta", "the companies" or "The La Quinta Companies" refers to LQ Corporation, LQ Properties and their respective subsidiaries, collectively.

        On January 2, 2002, we completed our legal and tax restructuring (the "Restructuring") of the existing organization of our companies whereby LQ Properties became a subsidiary controlled by LQ Corporation while continuing its status as a real estate investment trust ("REIT"). As a result of the Restructuring, each outstanding share of common stock of LQ Properties held by La Quinta's shareholders was converted into one share of a new class B common stock of LQ Properties and each outstanding share of common stock of LQP Acquisition Corp., a newly formed, wholly owned subsidiary of LQ Corporation that was merged with and into LQ Properties was converted into one share of a new class A common stock of LQ Properties. Following the Restructuring, each share of common stock of LQ Corporation, that was previously paired with the common stock of LQ Properties, is now attached and trades as a single unit with the new class B common stock. The Restructuring was accounted for as a reorganization of two companies under common control with no revaluation of the assets and liabilities of the combining companies (see note 3).

        La Quinta's primary focus is the lodging business. La Quinta conducts the majority of its business and makes its investments through one principal business unit which owns and operates its lodging real estate assets. The lodging facilities include hotels primarily located in the western and southern regions of the United States. La Quinta's lodging real estate assets are owned by LQ Properties or its subsidiaries and operated by LQ Corporation through its subsidiary, La Quinta Inns, Inc. As of December 31, 2002, La Quinta either operated or franchised 349 hotels with approximately 43,000 rooms primarily located in the western and southern regions of the United States. La Quinta also has four remaining healthcare related real estate financing investments.

        LQ Properties leases each of its hotels to a subsidiary of LQ Corporation, which is responsible for operating the hotels. As of December 31, 2002, LQ Properties leased 280 of its hotel investments to a subsidiary of LQ Corporation for five year terms, pursuant to separate leases providing for the payment of rent based on a percentage of the gross revenues from the hotel facilities, plus certain additional charges, as applicable.

Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

        The accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows represent the financial position and results of operations and cash flows of LQ Corporation and LQ Properties. Separate financial statements have been presented for LQ Properties because LQ Properties has securities which are publicly traded on the New York Stock Exchange. All significant intercompany and inter-entity balances and transactions have been eliminated in consolidation. The companies changed to a classified balance sheet presentation in 2002.

        The consolidated financial statements of LQ Corporation and LQ Properties include the accounts of the respective entity and its majority-owned partnerships after the elimination of all significant intercompany accounts and transactions.

Cash and Cash Equivalents

        Cash and cash equivalents consist of certificates of deposit and other highly liquid investments with less than 90-day original maturities and are stated at cost which approximates fair market value.

Property, Plant and Equipment

        Land, buildings and improvements are stated at cost. Depreciation is calculated on a straight-line basis over 20 to 40 years, which equals the expected useful lives of the buildings and major improvements. Hotel equipment, furniture and fixtures are recorded at cost. Depreciation is calculated using the straight-line method over three to 15 years, which equals the estimated useful lives of the related assets. Leasehold improvements are recorded at cost and depreciated over the shorter of the lease term or the estimated useful life.

        Expenditures that materially extend the property's life are capitalized. These costs may include hotel refurbishment, renovation and remodeling expenditures. Normal maintenance and repair costs are expensed as incurred. When depreciable property is retired or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in current operations.

Valuation of Long-Lived Assets

        La Quinta's management reviews the performance of real estate investments on an on-going basis for impairment as well as when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. La Quinta identifies properties it intends to sell and properties it intends to hold for use. For each lodging asset held for use, La Quinta applies a probability-weighted estimation approach to recovery of the carrying amount of the asset to determine if the sum of expected future cash flows (undiscounted and without interest charges) of the asset exceeds its carrying amount. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the net book value of the asset, the excess of the net book value over La Quinta's estimate of fair value of the asset is charged to current earnings. La Quinta's estimate of fair value of the asset then becomes the new cost basis of the asset and this new cost basis is then depreciated over the asset's remaining life. When an asset is identified by management as held for sale, authority to sell the property has been obtained, and management expects to sell the asset within twelve months, the asset is classified as such and depreciation of the asset is discontinued and the carrying value is reduced, if necessary, to the estimated fair value less costs to sell by recording a charge to current earnings. Fair value is determined based upon discounted cash flows of the assets at rates deemed reasonable for the type of property and prevailing market conditions, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. All assets held for sale are monitored through the date of sale for potential adjustment based on offers La Quinta is willing to take under serious consideration and continued review of facts and circumstances. Once an asset is sold, contracts are reviewed to determine whether: (1) a sale has been consummated, (2) there has been a complete transfer of risks and rewards, (3) the buyer's investment is adequate and (4) there are any contingencies or obligations to La Quinta that should be taken into consideration in recording the disposition of the asset. A gain or loss on disposition is recorded to the extent that the amounts ultimately received for the sale of assets differ from the adjusted book values of the assets. Gains and losses on sales of assets are recognized at the time the assets are sold provided there is reasonable assurance of the collectibility of the sales price and any future activities to be performed by the companies relating to the assets sold are expected to be insignificant.

Mortgages and Other Notes Receivable

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

Capitalized Development, Acquisition and Interest Costs

        The companies capitalize all hotel development costs and other direct overhead costs related to renovation and development of inns and to development of software for internal use. During the years ended December 31, 2002 and 2001, La Quinta capitalized $3,226,000 and $5,386,000, respectively, of overhead related to these types of projects. Additionally, La Quinta capitalizes the interest cost associated with developing new facilities. The amount capitalized is based upon a rate of interest that approximates the companies' weighted average cost of financing and is reflected as a reduction of interest expense. All pre-opening and start-up costs are expensed as incurred. Any significant incentive payments that may be made to franchisees in connection with the execution of a franchise agreement which are not associated with a revenue fee specified in the agreement and are intended to provide assistance with the conversion to our brand are considered contract acquisition costs. These costs are amortized and recognized as expense over the term explicit in the agreement. These payments are generally contingent upon requirements specified in the agreement and are refundable to the company should the franchisee terminate the franchise agreement prior to full amortization of the payments.

Goodwill and "Paired-share" Intangible

        Goodwill historically represented the excess of cost over the fair value of assets associated with the acquisition of La Quinta and TeleMatrix, Inc. and had been amortized on a straight line basis over 20 and 15 years, respectively, through January 1, 2002, the date of implementation of Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS 142"). As a result of implementation of SFAS 142 and subsequent tests required under this pronouncement, the carrying value of all goodwill has been written off (see Change in Accounting Principle, below). The companies assess the recoverability of goodwill acquired in connection with acquisitions whenever adverse events or changes in circumstances or business climate indicate that the expected future cash flows (undiscounted and without interest charges) for individual business segments may not be sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset, an impairment is recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business segment. Expected cash flows are discounted at a rate commensurate with the risk involved.

        In connection with the shareholders' approval of our Restructuring in December 2001(see note 3), we wrote off the remaining unamortized balance of $169,421,000 associated with an intangible asset related to the value of a paired share structure based on an analysis of the future net cash flows of tax benefit and the impact of the reversal of the "grandfathered paired—share" tax treatment. Prior to December 2001, the intangible had been amortized over a 40 year period from the date of its acquisition.

Intangible Assets

        Intangible assets, consisting of La Quinta's brands, La Quinta Inns® and La Quinta Inn & Suites®, and a non-compete agreement are included in other assets and are amortized on a straight-line basis using lives ranging from 5 to 20 years based on management's assessment of the fair value of the intangible assets. Historically, the companies evaluated the carrying value of intangible assets in the same manner that they evaluate the carrying values of real estate assets. La Quinta completed a reevaluation of brand intangibles in conjunction with the Restructuring and in preparation for implementation of SFAS 142 and determined there was no impairment of value. Effective January 1, 2002, the companies implemented the provisions of SFAS 142. The companies also completed the annual valuation using methodology consistent with that used during the Restructuring and determined there was no impairment for the year ended December 31, 2002.

Inventory, net

        Inventories, which are a component of other current assets, of $3,644,000 and $4,891,000 for the years ended December 31, 2002 and 2001, respectively, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Debt Issuance Costs

        Debt issuance costs, which are a component of other assets, have been deferred and are amortized on a straight-line basis (which approximates the effective interest method) over the term of the related borrowings.

Insured and Self-Insurance Programs

        La Quinta uses a paid loss retrospective deductible insurance plan for general and auto liability and workers' compensation loss exposure related to its lodging operations. Predetermined loss limits have been arranged with insurance companies to limit the per occurrence cash outlay.

        Our employees and their dependents are covered by a self-insurance program for major medical and hospitalization coverage, which is partially funded by payroll deductions. Payments for major medical and hospitalization to individual participants below specified amounts are self-insured by the companies.

Minority Interest

        Minority interest presented on the Consolidated Balance Sheet of LQ Corporation for the year ended December 31, 2002 includes the $200,000,000 liquidation preference of 700,000 shares of 9% Series A Preferred Stock and 1,000 shares of 9% Series B Cumulative Redeemable Convertible Preferred Stock (at $250 and $25,000 per share, respectively) issued by LQ Properties and held by third parties. The remaining minority interest of $6,450,000 and $6,657,000 presented on the Consolidated Balance Sheet of La Quinta Corporation for the years ended December 31, 2002 and 2001, respectively, represents the external partners' interests in our two controlled partnerships, each of which owns one hotel property.

        Preferred dividends of $18,000,000 for the year ended December 31, 2002 have also been included in Minority Interest on the La Quinta Corporation Consolidated Statement of Operations along with the external partners' equity in earnings of our two controlled partnerships.

Shareholders' Equity

        The outstanding shares of LQ Properties' class B common stock and LQ Corporation common stock are only transferable and tradable in combination as a unit consisting of one share of LQ Properties class B common stock and one share of LQ Corporation common stock.

        At December 31, 2001, LQ Corporation owned 1,305,000 unpaired shares of LQ Properties as a result of the merger with Santa Anita in 1997. In connection with the Restructuring, the 1,305,000 unpaired shares of LQ Properties owned by LQ Corporation were cancelled effective January 2, 2002 (see note 3).

        As part of the Restructuring completed on January 2, 2002, LQ Properties exchanged a portion of its interest in two limited liability companies, which held brand intangibles and related rights, for 9,430,000 unpaired shares of LQ Corporation common stock. LQ Properties' investment in the 9,430,000 shares of LQ Corporation common stock has been presented as contra equity on the accompanying LQ Properties' balance sheet as of December 31, 2002 in accordance with Emerging Issues Task Force ("EITF") 98-2, "Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of Its Parent Company or Joint Venture Partner."

Revenue Recognition

        LQ Properties rental income from operating leases is recognized on a straight-line basis over the life of the respective lease agreements. Interest income on real estate mortgages is recognized on the accrual basis, which approximates the effective interest method. In addition, interest income due from borrowers is recognized only when collectibility is reasonably assured.

        La Quinta's hotel revenues are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenues are recognized as earned. The impact of customer incentive discounts and rebate programs are recognized as a reduction of revenue as incurred and are included in the calculation of average room rate and revenue per available room. We believe that the credit risk with respect to trade receivables is limited due to the fact that approximately 85% of our revenue is related to credit card transactions, which are typically reimbursed within two to five days. Reserves for any uncollectible accounts are established for accounts which age beyond a predetermined acceptable period.

        In January 2001, the EITF reached a consensus on a portion of the EITF Issue No. 00-22 "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." One of the issues addressed by the consensus focuses on the recognition of a cash rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of cost. In January 2001, LQ Corporation implemented a customer retention program which provides a cash rebate. In accordance with the consensus, LQ Corporation classified such cash rebates or refunds as a reduction of revenues.

        During 2000, La Quinta commenced its franchising program. La Quinta receives royalty, marketing, reservation and other fees in connection with the franchise of La Quinta® brands and these fees are recognized in accordance with SFAS No. 45, "Accounting for Franchise Fee Revenue." These fees are generally based on a percentage of hotel room revenues and accrue as the underlying franchisee revenue is earned. La Quinta also receives initial franchise fees, which are recognized as revenue when all material services or conditions relating to the sale of a franchise have been substantially performed. Any rebate of fees given to franchisees are recognized as a reduction of revenue as the applicable revenue is earned and recognized.

        Marketing, royalty, reservation and other franchise fees are recognized and presented in accordance with the EITF Issue 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" ("Issue 99-19"). Issue 99-19 requires that these fees be recorded gross.

Customer Loyalty Program

        On September 24, 2002, LQ Corporation announced the launch of a redesigned customer loyalty program, La Quinta Returns®. While the previous program allowed members to earn free stay certificates, the new La Quinta Returns® program allows members to earn points that can be redeemed for a variety of rewards, in addition to free stay certificates. New and current members now earn points based on dollars spent and may redeem them for airline miles, free stay certificates and various other rewards.

        As of December 31, 2002, La Quinta's balance sheet included a liability of approximately $4,931,000 of which $1,909,000 is related to unexpired outstanding "free night" certificates (which have been issued to customers earning a specified number of credits) and $3,022,000 was related to points credited to members' accounts. The estimated liability is based on the estimated number of outstanding certificates and points credited to members' accounts and certain assumptions management has made regarding rate of forfeiture, type of redemption and estimated incremental cost of providing a room (see Change in Accounting Principle, below).

        EITF Issue No. 00-22 (see Revenue Recognition, above) addresses incentive or loyalty programs such as La Quinta Returns®. LQ Corporation has historically reported the cost that it would refund the hotel for the "free stay" under its previous program as offsetting components of other lodging expenses and lodging revenues and reflected a zero economic impact of the free stay. We have netted these revenues and costs, resulting in no financial statement impact of the transaction other than ongoing adjustments to our accrual of the estimated increases or decreases in the liability on issued but unredeemed free stay certificates.

        Expenses of both programs, including the cost of awards, have been expensed as incurred. Any intercompany profit generated from providing a free stay award at an owned hotel under both programs is eliminated. Stays credited under the previous program for which no certificate had been issued as of the date the new program went into effect were automatically converted to points under the new La Quinta Returns® program. Certificates issued under the previous program and unredeemed as of the date the new program went into effect may continue to be redeemed for a free stay through the date of their expiration. At December 31, 2002, the liability for points credited to members' accounts is approximately $3,022,000 under the new program. This estimate is based on the number of points earned by members and can be impacted by certain assumptions made by management regarding redemption behavior such as rate of forfeiture and type of redemption. We cannot currently estimate when the liability will be required to be paid.

Seasonality

        The hotel industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings. In addition, the opening of newly constructed hotels and the timing of any hotel acquisitions or sales may cause a variation of revenue from quarter to quarter.

Earnings Per Share

        Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed based upon the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period presented. The diluted earnings per share computations also include options to purchase common stock that were outstanding during the period, unless the companies report a loss from continuing operations, adjusted for preferred dividends if necessary, for the period. The number of shares outstanding related to the options has been calculated by application of the "treasury stock" method. See note 17 for more detailed disclosure regarding the applicable numerators and denominators used in the earnings per share calculations.

Stock Based Compensation

        SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides companies an alternative to accounting for stock-based compensation as prescribed under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123 encourages, but does not require, companies to recognize expense for stock-based awards based on their fair value at date of grant. SFAS 123 allows companies to follow existing accounting rules (intrinsic value method under APB 25) provided that pro forma disclosures are made of what net income and earnings per share would have been had the new fair value method been used. The companies have elected to adopt the disclosure requirements of SFAS 123, but will continue to account for stock-based compensation under APB 25.

        At December 31, 2002, we had various stock-based employee compensation plans, which are described more fully in note 14. We account for the plans under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is charged to earnings for options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the companies' stock option-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method pursuant to SFAS 123, the companies' net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the year ended December 31,
	2002	2001	2000
	(In thousands, except per share data)
Net income, as reported	$(507,753)	$(300,360)	$(352,156)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,813)	(2,182)	(768)

Pro forma net income	$(511,566)	$(302,542)	$(352,924)
Earnings per share:
Basic and assuming dilution—as reported	$(3.55)	$(2.10)	$(2.48)
Basic and assuming dilution—pro forma	$(3.58)	$(2.12)	$(2.49)

        The companies grant restricted stock awards to certain employees. The difference between the price to the employee and the market value at grant date is charged to unearned compensation and carried as a component of equity and amortized over the related vesting period (see note 14).

Fair Value of Financial Instruments

        Management has estimated the fair value of its financial instruments using available market information and various valuation methodologies. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimated values for the companies' financial instruments as of December 31, 2002 and 2001 are not necessarily indicative of the amounts that could be realized in current market exchanges.

Income Taxes

        LQ Properties has elected to be taxed as a REIT under the Code and believes it has met all the requirements for qualification as such. Accordingly, LQ Properties will generally not be subject to federal income taxes on amounts distributed to shareholders, provided it distributes annually at least 90% of its REIT taxable income (determined without regard to its dividends paid deduction and by excluding net capital gains) and meets certain other requirements for qualifying as a REIT. Therefore, generally no provision for federal income taxes is believed necessary in the financial statements of LQ Properties except for certain transactions resulting in capital gains which may require a federal tax provision and for subsidiaries taxable as C-corporations. LQ Properties utilizes taxable REIT subsidiaries to conduct the operations of TeleMatrix, Inc. and hold certain assets which LQ Properties could not hold directly. LQ Properties has accrued and paid federal and state income taxes on the earnings of such subsidiaries.

        The reported amount of the companies' net assets exceeded their tax basis by approximately $894,147,000 and $1,096,443,000 as of December 31, 2002 and 2001, respectively.

        LQ Corporation income tax expense (benefit) is based on reported earnings before income taxes. Deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting and such amounts recognized for tax purposes, which requires recognition of deferred tax liabilities and assets. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using the tax rates in effect for the year in which the differences are expected to reverse. For taxable years ending on or before December 31, 2001, LQ Corporation recorded valuation allowances for its deferred tax assets, as it did not anticipate recognizing the benefit of those assets within the paired-share structure. As of December 31, 2002, LQ Corporation and LQ Properties have recorded valuation allowances for certain capital loss carryovers, state operating loss carryovers and federal tax credit carryovers.

Derivatives

        Upon adoption of the SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," ("SFAS 138") La Quinta recognizes all derivatives as either assets or liabilities measured at fair value. Depending on the nature of the hedge, changes in the fair value of the derivative are offset against the change in fair value of the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value is immediately recognized in earnings and any derivatives that are not hedges are adjusted to fair value through earnings. The companies did not obtain hedge accounting for interest rate swaps in effect during the year ended December 31, 2000; therefore, they were carried at fair value on the balance sheet and changes in the fair value were recognized in current period earnings. The companies had no derivative instruments as of December 31, 2002 or December 31, 2001.

Advertising Costs

        LQ Corporation expenses advertising costs as incurred. Advertising costs charged to operations for the years ended December 31, 2002, 2001, and 2000 were $18,295,000, $18,496,000, and $17,863,000, respectively, and are reported as components of "Direct lodging operations," "Other lodging expenses," and "General and administrative" costs in the accompanying Consolidated Statement of Operations.

Change in Accounting Principle

        We implemented the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") in 2002. As a result of the adoption of SFAS 144, gains and losses on long-lived assets classified as held for sale subsequent to January 1, 2002, the effective date of SFAS 144, will be classified as gains or losses from disposal of discontinued operations. Gains and losses on long-lived assets classified as held for sale that were disposed of during the years ended December 31, 2002 and 2001, have been classified in continuing operations because restatement of prior periods is not permitted under SFAS 144 and no assets have been transferred to the held for sale category subsequent to December 31, 2001.

        In 2002, we adopted the provisions of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145, among other things, rescinds SFAS 4, which required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of related income tax effects. SFAS 145 is to be applied in fiscal years beginning after May 15, 2002 and encourages early application of the rescission of SFAS 4. As a result, we have classified losses on early extinguishment of debt during the year ended December 31, 2002 of $1,032,000 and the gain on early extinguishment of debt during the years ended December 31, 2001 and 2000 of $935,000 and $1,403,000 respectively, in other expense from continuing operations.

        In January 2002, we implemented SFAS 142, which primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the 40 year limitation on the amortization period of intangible assets that have finite lives.

  Goodwill

        On January 1, 2002 we completed the two-step process prescribed by SFAS 142 for (1) testing for impairment and (2) determining the amount of impairment loss related to goodwill associated with our two reporting units: La Quinta lodging ($248,358,000 carrying value) and TeleMatrix, Inc. telecommunications ($18,599,000 carrying value). As a result, we recorded a charge to earnings that is reported as a cumulative effect of the change in accounting principle of $258,957,000 to reflect the adjustment to goodwill. Since goodwill is a permanent difference, the charge to earnings had no tax impact. As a result of the cumulative effect of implementation, we incurred a decrease in amortization of goodwill and a corresponding annual increase to net income of $16,472,000 for the year ended December 31, 2002.

        In September 2002, we tested the remaining carrying value of goodwill related to our TeleMatrix telecommunications reporting unit for impairment due to continued decline in operating results and contribution of the unit. As a result, we recorded a charge of $8,000,000 to write off the remaining goodwill balance for that reporting unit in the third quarter of 2002.

Reconciliation of Reported Net Loss to Adjusted Net Loss

        The following table illustrates net loss available to common shareholders of La Quinta if SFAS 142 had been implemented as of January 1, 2000:

	December 31,
	2002(a)	2001(b)	2000(b)
	(In thousands, except per share data)
ADJUSTED NET LOSS
Reported net loss available to common shareholders	$(507,753)	$(300,360)	$(352,156)
La Quinta lodging goodwill amortization	—	15,014	15,014
TeleMatrix telecommunications goodwill amortization	—	1,457	1,457
Lodging trademark amortization	—	1,040	1,040

Adjusted net loss available to common shareholders	$(507,753)	$(282,849)	$(334,645)

EARNINGS PER SHARE—BASIC AND ASSUMING DILUTION
Reported net loss available to common shareholders	$(3.55)	$(2.10)	$(2.48)
La Quinta lodging goodwill amortization	—	0.10	0.10
TeleMatrix telecommunications goodwill amortization	—	0.01	0.01
Lodging trademark amortization	—	0.01	0.01

Adjusted net loss available to common shareholders	$(3.55)	$(1.98)	$(2.36)

(a)
The reported net loss available to common shareholders for the year ended December 31, 2002 includes an impairment charge of $8,000,000 to write off the remaining carrying value of goodwill related to our TeleMatrix telecommunications-reporting unit.

(b)
Adjusted net loss available to common shareholders for the years ended December 31, 2001 and 2000 includes $4,324,000 of amortization of our paired share intangible written off in December of 2001 in connection with our Restructuring and $617,000 and $1,557,000, respectively, of amortization of certain other goodwill associated with LQ Properties which was fully amortized as of December 31, 2001 and therefore not contemplated under SFAS 142.

  Finite Lived Intangibles

        Upon implementation of SFAS 142, we identified finite lived intangible assets related to our lodging brands, La Quinta® Inns and La Quinta® Inn & Suites. As part of our Restructuring, more fully described in note 3, we determined that there was no indication of impairment on these finite lived intangible assets and assigned them a useful life of 21 years (the remaining useful life of these intangibles was 17 years as of December 31, 2001). This change in the useful life did not have a material impact on the results of our operations. In addition, we have a finite lived intangible asset resulting from a five-year non-compete agreement executed as part of our 1999 acquisition of TeleMatrix, Inc. We have determined that there is no indication of impairment related to this asset and that the five-year life assigned to this asset is appropriate. We test these intangibles for impairment annually or more frequently if the occurrence of an event or circumstance indicates impairment.

        The following table lists the gross carrying amount and accumulated amortization for each major class of finite-lived intangible asset at December 31, 2002, 2001 and 2000, respectively:

	December 31,
	2002			2001			2000
	Gross Carrying Amount		Accumulated Amortization	Gross Carrying Amount		Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Lodging trademark amortization	$81,150	(a)	$3,864	$98,108	(a)	$16,958	$98,108	$12,053
TeleMatrix non-compete agreement amortization	1,000		647	1,000		447	1,000	247

Total finite lived	$82,150		$4,511	$99,108		$17,405	$99,108	$12,300

(a)
Reduction of beginning carrying value of $16,958,000 for 2002 is the result of recording the trademarks at their net book value as of January 2, 2002, the date of our Restructuring.

        For the years ended December 31, 2002, 2001, and 2000, the company recognized $4,064,000, $5,105,000, and $5,105,000, respectively, of amortization expense related to finite lived intangible assets. The estimated amortization of finite lived intangible assets for each of the five years ending December 31, 2007 is as follows:

Year ended December 31,	Amortization Expense
(In thousands)
2003	$4,064
2004	4,017
2005	3,864
2006	3,864
2007	3,864

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

Concentration Risk

        Our hotels are concentrated in the western and southern regions of the United States with sporadic concentrations of hotels in other regions. As a result, our lodging properties are particularly sensitive to adverse economic and competitive conditions and trends in those regions and such conditions could adversely affect our business, financial condition and results of operations.

        The top ten markets with the highest concentration of La Quinta owned rooms as a percentage of rooms available in each market are: Atlanta, Austin, Dallas/Ft. Worth, Denver, Houston, Miami/Ft. Lauderdale, New Orleans, Orlando, Phoenix and San Antonio.

Newly Issued Accounting Standards

        The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 will not have a material effect on the companies.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for years ending after December 15, 2002. FIN 45 will not have a material effect on the companies.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). The statement amends SFAS 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 improves the prominence and clarity of the pro forma disclosures required by SFAS 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent. In addition, SFAS 148 improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. Adoption of the provisions of this statement for 2002 resulted in the addition of our portion of our Stock Based Employee Compensation footnote to presentation within our "Summary of Significant Accounting Policies" footnote.

        On August 15, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. Under SFAS 143, an entity shall recognize the cumulative effect of the adoption of SFAS 143 as a change in accounting principle. We are not currently affected by the requirements of SFAS 143.

        On June 28, 2002, the FASB voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for financial statements issued with exit or disposal activities initiated after December 31, 2002. We have not yet determined the impact of SFAS 146 on our results of operations and financial position as we have no ongoing plans for exit or disposal activities of this nature.

        In November 2001, the EITF reached a consensus (the "Consensus") on the codification of issues as presented in Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)" ("Issue 01-9"). The purpose of Issue 01-9 is to codify and reconcile the following issues, which address the accounting for consideration given by a vendor to a customer (including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller):

  •
  No. 00-14, "Accounting for Certain Sales Incentives,"

  •
  No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products,"

  •
  Issue 3 of No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." Issue 3 addresses how a vendor should account for an offer to a customer to rebate or refund a specified amount of cash that is redeemable only if the customer completes a specified cumulative level of revenue transactions or remains a customer for a specified time period.

        Issue 01-9 applies to vendors that derive their revenue from sales of services as well as those that derive their revenue from sales of products. We currently account for incentives and points in accordance with the Consensus.

Other Potential Changes in Accounting Standards

        We intend to evaluate our current accounting policies with respect to capitalization of costs, asset componentization, depreciable lives and asset retirement upon further development of the proposed American Institute of Certified Public Accounts ("AICPA") Statement of Position entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment." The potential effect of any changes to our current accounting policies resulting from this evaluation could impact our depreciation or operating expenses.

Reclassification

        Certain reclassifications have been made to the 2000 and 2001 presentation to conform to the 2002 presentation.

2.    Supplemental Cash Flow Information

        Details of the net changes in other assets and liabilities for the companies (excluding noncash items, deferred income recognized in excess of cash received and changes in restricted cash and related liabilities) follow:

	For the year ended December 31,
	2002	2001	2000
	(In thousands)
Change in fees, interest and other receivables	$6,100	$(32,434)	$11,420
Change in other assets	(10,109)	18,824	(5,248)
Change in accrued expenses and other liabilities	(22,767)	12,941	8,715

	$(26,776)	$(669)	$14,887

        Details of other non-cash items follow:

	For the year ended December 31,
	2002	2001	2000
	(In thousands)
Impairment of assets held for sale	$(4,462)	$63,533	$76,775
Impairment of assets held for use	41,496	29,217	26,421
Impairment of real estate mortgage and loans receivable	100	22,597	83,633
Straight line rent	—	—	(1,050)
Provision for loss on interest and other receivables	1,900	14,713	5,146
Accelerated amortization of unearned compensation	—	—	5,240
Provisions for loss on equity securities	—	—	50,279
Paired share intangible write-off	—	169,421	—
Other	—	(127)	(943)

Total other non-cash items	$39,034	$299,354	$245,501

        Details of interest and income taxes paid and non-cash investing and financing transactions follow:

	For the year ended December 31,
	2002	2001	2000
	(In thousands)
Interest paid during the period	$82,274	$114,369	$193,147
Interest capitalized during the period	474	1,633	824
Income taxes paid during the period	639	1,539	287
Non-cash investing and financing transactions:
Conversion of capital lease to operating lease	2,500	—	—
Non-cash proceeds of asset sale	1,817	32,862	53,900
Accumulated depreciation and impairment on assets sold	122,080	281,467	95,801
Increase in real estate mortgages net of participation reduction	—	7	147
Allowance for loan losses on prepaid mortgages	—	—	46,149
Change in market value of equity securities	—	(119)	(54,749)

3.    Restructuring

        On January 2, 2002, the Restructuring between LQ Corporation and LQ Properties was completed, whereby LQ Properties became a subsidiary controlled by LQ Corporation while retaining its REIT status. As part of the Restructuring, each outstanding share of common stock of LQ Properties was converted into one share of class B common stock of LQ Properties and is attached and trades as a single unit with the common stock of LQ Corporation that had previously been paired with the common stock of LQ Properties. The Restructuring was accounted for as a reorganization of two companies under common control with no revaluation of the assets and liabilities of the combining companies. In connection with the Restructuring, LQ Properties transferred approximately $81 million of brand intangibles and related rights to La Quinta Franchise, LLC and La Quinta Worldwide, LLC (both consolidated subsidiaries of LQ Properties before the transfer). As part of our Restructuring, LQ Properties then transferred an approximate 98% interest in La Quinta Franchise, LLC and an approximate 40% interest in La Quinta Worldwide, LLC to LQ Corporation in exchange for approximately 9,430,000 unpaired shares of LQ Corporation common stock. LQ Properties' investment in the 9,430,000 shares of LQ Corporation common stock has been presented as contra equity on the accompanying LQ Properties' balance sheet as of December 31, 2002, in accordance with EITF 98-2,

"Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of Its Parent Company or Joint Venture Partner."

        As a result of the transfer of a majority interest in La Quinta Franchise, LLC to LQ Corporation, La Quinta Franchise, LLC is consolidated into the financial statements of LQ Corporation. The net effect of these transactions is an approximate $15 million and $42 million reduction in LQ Properties' assets and shareholders' equity, respectively. In December 2001, we recorded a charge of approximately $169,421,000 to write-off the carrying value of an intangible asset related to the "grandfathered paired—share" structure and also incurred approximately $6,186,000 of professional fees and other expenses related to the Restructuring. As a result of our Restructuring, we also recorded a one-time charge of approximately $196,520,000 in January 2002 to establish the net deferred tax liability of La Quinta and recognize the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including net operating losses ("NOLs") of LQ Properties and LQ Corporation.

        The following table sets forth unaudited pro forma condensed financial data for La Quinta, giving effect to the Restructuring as if it had occurred on January 1 for the years ended December 31, 2002, 2001, and 2000, respectively, and does not purport to present what actual results would have been had such transactions, in fact, occurred on January 1, 2001 or 2000 or to project results for any future period. In the opinion of our management, all adjustments necessary to reflect the effects of these transactions have been made.

	Pro Forma (Unaudited) Year Ended December 31,
	2002	2001	2000
	(In thousands, except per share data)
Revenues	$536,928	$648,316	$811,951
Expenses	586,250	925,744	1,140,134

Loss before minority interest, income taxes and cumulative effect of change in accounting principle	(49,322)	(277,428)	(328,183)
Minority interest (a)	(18,522)	(18,585)	(18,629)
Income tax expense	(180,952)	(91,585)	(72,439)

Net loss available to common shareholders before cumulative effect of change in accounting principle	$(248,796)	$(387,598)	$(419,251)

Net loss available to common shareholders	$(507,753)	$(386,742)	$(419,251)

EARNINGS PER SHARE—BASIC AND ASSUMING DILUTION
Net loss available to common shareholders before cumulative effect of change in accounting principle	$(1.74)	$(2.71)	$(2.96)
Net loss available to common shareholders	$(3.55)	$(2.70)	$(2.96)
Weighted average shares outstanding
Basic and assuming dilution	143,088	143,011	141,854

(1)
Subsequent to the Restructuring (see note 1), Series A and Series B preferred stock remain outstanding securities of LQ Properties and represent a minority interest in LQ Properties. Therefore, the redemption value of these preferred stock securities and the related preferred stock dividends have been presented as minority interest in the accompanying consolidated financial statements and the unaudited pro forma condensed financial data of LQ Corporation.

4.    Property, Plant and Equipment

        The following is a summary of our investment in property, plant and equipment:

	December 31,
	2002	2001
	(In thousands)
Land	$358,875	$356,729
Buildings and improvements, net of accumulated depreciation of $385,541 and $311,953 and other impairments of $58,243 and $8,683	1,925,868	1,968,533
Assets held for sale, net of accumulated depreciation of $5,334 and $31,800 and impairments of $24,042 and $110,370	25,346	214,314

	$2,310,089	$2,539,576

        At December 31, 2002 and 2001, the net book value after impairment of lodging property, plant and equipment was $2,246,657,000 and $2,284,006,000, respectively. During the year ended December 31, 2002, we incurred $102,789,000 in capital improvements related to the lodging segment. Additionally, during the year ended December 31, 2002, we recorded depreciation expense of $105,709,000 on lodging property, plant and equipment. As of December 31, 2002 and 2001, the total impairment balance on the investment in lodging facilities was $58,243,000 and $8,683,000, respectively.

        At December 31, 2002 and 2001, the net book value of corporate property, plant and equipment was $38,086,000 and $41,256,000, respectively. During the year ended December 31, 2002, we incurred $11,102,000 in capital improvements related to corporate property, plant and equipment. Additionally, during the year ended December 31, 2002, we recorded depreciation expense of $14,272,000 on corporate property, plant and equipment, of which $4,616,000 related to the disposal or replacement of internal and external software costs related to our lodging revenue management system.

        At December 31, 2002 and 2001, the net book value after impairment of assets held for sale was $25,346,000 and $214,314,000, respectively. During the year ended December 31, 2002, we sold 64 healthcare facilities comprised of real estate and other assets with net book values of $187,822,000 (net of previously recorded impairments of $64,612,000). Net proceeds on these transactions totaled $196,917,000 in cash and resulted in a net gain of $9,095,000. During the year ended December 31, 2002, we sold nine hotels with net book values of $20,332,000 (net of impairments of $20,604,000). Net proceeds on these transactions totaled $19,408,000 in cash and resulted in a net loss of $855,000.

        The following details changes in the net book value of property, plant and equipment for the year ended December 31, 2002:

	Lodging	Corporate	Held-for-sale	Total
	(In thousands)
Property, plant and equipment, net at December 31, 2001	$2,284,006	$41,256	$214,314	$2,539,576
Capital improvements	102,789	11,102	—	113,891
Depreciation expense	(105,709)	(14,272)	—	(119,981)
Impairments	(41,496)	—	4,462	(37,034)
Net book value of real estate assets sold	—	—	(208,154)	(208,154)
Acceptance of deed on mortgage receivable	—	—	23,827	23,827
Transfer to held for use	9,092	—	(9,092)	—
Other adjustments	(2,025)	—	(11)	(2,036)

Property, plant and equipment, net at December 31, 2002	$2,246,657	$38,086	$25,346	$2,310,089

Impairment of Property, Plant and Equipment

        The impairment adjustment activity for property, plant and equipment for the years ended December 31, 2002 and 2001 is summarized as follows:

	Buildings and Improvements	Assets Held for Sale	Total
	(In thousands)
Lodging impairments at December 31, 2000	$1,835	$1,296	$3,131
Healthcare impairments at December 31, 2000	24,916	98,606	123,522

Total impairment balance at December 31, 2000	26,751	99,902	126,653
Impairments recorded	29,217	63,533	92,750
Transfer to held for sale	(46,159)	46,159	—
Assets sold	(1,126)	(99,224)	(100,350)

Lodging impairments at December 31, 2001	8,683	46,172	54,855
Healthcare impairments at December 31, 2001	—	64,198	64,198

Total impairment balance at December 31, 2001	8,683	110,370	119,053
Impairments and adjustments	41,496	(4,462)	37,034
Assets sold	—	(85,216)	(85,216)
Transfer to held for use	8,064	(8,064)	—
Other	—	11,414	11,414

Lodging impairments at December 31, 2002	58,243	24,042	82,285
Healthcare impairments at December 31, 2002	—	—	—

Total impairment balance at December 31, 2002	$58,243	$24,042	$82,285

        At December 31, 2002 and 2001, certain assets were classified as held for sale based on management having the authority, intent and ability to enter into commitments for sale transactions expected to close in the next twelve months. We recorded a net impairment recovery of $4,462,000 on assets held for sale during the year ended December 31, 2002. The assets classified as held for sale at December 31, 2002 had combined earnings before income taxes, depreciation and amortization of $612,000 and $1,001,000 for the years ended December 31, 2002 and 2001, respectively.

        As of December 31, 2002 and 2001, we had an impairment balance of $24,042,000 and $110,370,000, respectively, related to assets held for sale and $58,243,000 and $8,683,000 as of December 31, 2002 and 2001, respectively, pertaining to assets held for use. During 2002, we recorded impairments of approximately $41,496,000 related to eight lodging properties based on results of impairment tests conducted during 2002. During the year ended December 31, 2002, we accepted deeds in lieu of foreclosure for certain mortgage receivables. As a result, the net book value of those mortgage receivables were reclassified as assets held for sale. The impairment related to the reclassified mortgage receivables was $11,414,000. These assets were sold during the year ended December 31, 2002.

        At December 31, 2002, we reclassified properties having an adjusted carrying value of $9,092,000 from held for sale to held for use. These properties had been in held for sale for a year with no near term prospects of selling at prices acceptable to management. These properties generated impairments during 2002 and 2001 of $1,705,000 and $6,359,000, respectively.

        We continue to evaluate the assets in our total portfolio as well as to pursue an orderly disposition of our assets held for sale. There can be no assurance of if or when sales will be completed or whether such sales will be completed on terms that will enable us to realize the full carrying value of such assets.

5.    Mortgages and Other Notes Receivable

        At December 31, 2002 and 2001, the net book value after impairment of mortgages receivable was $26,212,000 and $82,853,000, respectively, with $0 and $56,641,000, respectively, representing the net book value of impaired loans. We received $17,381,000 in principal payments on mortgages receivable during the year ended December 31, 2002 comprised of:

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

        Also during the year ended December 31, 2002, we sold one mortgage receivable with a carrying value of $16,341,000 (net of previously recorded impairments of $8,753,000). Net proceeds on this transaction totaled $18,000,000 and consisted of:

  •
  $16,183,000 in cash; and

  •
  $1,817,000 of subordinated indebtedness due 2005, net of a discount of $183,000 (on the difference between the graduated 9.0% to 10.0% stated rate of interest and the 13.0% imputed interest rate).

        This transaction resulted in a net gain of $1,314,000.

        During the year ended December 31, 2002, we recorded no additional impairments related to the mortgage portfolio based on anticipated proceeds, and review of current facts, circumstances and analysis. We currently intend to hold the remaining two mortgage loans with a combined net book value of $26,212,000 on medical office buildings which serve as the headquarters for a healthcare operator. The interest income on these two facilities was approximately $774,000 for the year ended December 31, 2002.

        At December 31, 2002 and 2001, the net book value of other notes receivable was $33,931,000 and $34,085,000, respectively. During the year ended December 31, 2002, we recorded impairments on other notes receivable of $100,000. There were no impairments on other notes receivables for the year ended December 31, 2001. Included in other notes receivable is $33,118,000 in subordinated notes received as consideration in connection with the sale of certain healthcare assets during 2002 and 2001. We currently intend to hold these notes to maturity. Interest income on these notes was $4,149,000 and $2,936,000 for the years ended December 31, 2002 and 2001, respectively.

6.    Fees, Interest and Other Receivables

        The companies provide for a valuation allowance against their receivables. As of December 31, 2002 and 2001 the valuation allowance provided against trade and other receivables aggregated approximately $2,559,000 and $32,755,000, respectively.

7.    Other Assets

        Other Assets include the following as of December 31, 2002 and 2001, respectively:

  •
  Cash surrender value of life insurance of $18,669,000 and $16,453,000;

  •
  Prepaid expenses of $15,529,000 and $11,254,000;

  •
  Inventory of $3,644,000 and $4,891,000;

  •
  Debt amortization costs and other deferred charges of $3,196,000 and $9,539,000; and

  •
  Miscellaneous other assets of $6,721,000 and $1,799,000.

        In addition, in 2001 other assets also included investments in equity securities classified as available for sale.

        In August 2002, we sold our investment in Balanced Care Corporation equity securities classified as available-for-sale which had an initial cost of $1,105,000 and a carrying value of $270,000, for net proceeds of $270,000. The investment had a market value of $152,000 at December 31, 2001. During 2001, a net adjustment to accumulated other comprehensive income of $119,000 was recorded to reflect the unrealized loss on this investment. In 2000, LQ Properties recorded a charge to earnings of $834,000, the difference between the carrying value and market value of this investment at December 31, 2000 in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities."

        In January 2001, LQ Properties sold its investment in Nursing Home Properties Plc ("NHP Plc"), a property investment group that specializes in the financing, through sale/leaseback transactions, of nursing homes located in the United Kingdom. The investment included approximately 26,606,000 shares of NHP Plc, representing an ownership interest in NHP Plc of 19.99%, of which LQ Properties had voting rights with respect to 9.99%. LQ Properties sold its investment in NHP Plc for net proceeds of $7,737,000 and recorded a charge to earnings of $22,000 for the difference in the net book value and the selling price of the stock. LQ Properties had recorded a loss on its equity investment through December 31, 2000 of $49,445,000.

8.    Shareholders' Equity

        For the years ended December 31, 2002, 2001, and 2000 no distributions were made to shareholders of LQ Corporation Common Stock or LQ Properties Class B Common Stock.

        The Series A Preferred Stock is entitled to quarterly dividends at the rate of 9% per annum of the $250 per share liquidation preference. On and after June 17, 2003, the Series A Preferred Stock may be redeemed for cash at the option of LQ Properties, in whole or in part, at a redemption price of $250 per share, plus accrued and unpaid dividends, if any, to the redemption date. The 2002, 2001, and 2000 distributions also included unrecaptured Code Section 1250 depreciation from real property of 0.0% per share.

        During 1999, LQ Properties issued 1,000 shares of 9% Series B Cumulative Redeemable Convertible Preferred Stock (the "Series B Preferred Stock") with a par value of $0.10 per share in connection with the acquisition of TeleMatrix, Inc. The Series B Preferred Stock is entitled to quarterly dividends at the rate of 9% per annum of the $25,000 per share liquidation preference. On and after October 7, 2004, the Series B Preferred Stock may be redeemed for cash at the option of LQ Properties, in whole or in part, at a redemption price of $25,000 per share, plus accrued and unpaid dividends, if any, to the redemption date. The Series B Preferred Stock is convertible, at the option of the holder, into paired common shares on October 7, 2004 or the first day that dividends on any shares of Series B Preferred Stock are in arrears for six or more dividend periods. Each share of Series B Preferred Stock converts into 2,680 paired common shares. The conversion ratio may be adjusted from time to time as defined. Total distributions to holders of Series B Preferred Stock during the years ended December 31, 2002 and 2001 included unrecaptured Code Section 1250 depreciation from real property of 0.0% per share.

        As part of the Restructuring completed on January 2, 2002, LQ Properties exchanged a portion of its interest in two limited liability companies, which held brand intangibles and related rights, for approximately 9,430,000 unpaired shares of LQ Corporation common stock. LQ Properties' investment in the 9,430,000 shares of LQ Corporation common stock has been presented as contra equity on the accompanying LQ Properties' balance sheet as of December 31, 2002 in accordance with EITF 98-2, "Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of Its Parent Company or Joint Venture Partner."

        The following classes of preferred stock, excess stock and common stock are authorized as of December 31, 2002; no shares were issued or outstanding at December 31, 2002 and 2001:

        LQ Corporation Preferred Stock $0.10 par value; 6,000,000 shares authorized;

        LQ Properties Excess Stock $0.10 par value; 25,000,000 shares authorized; and

        LQ Corporation Excess Stock $0.10 par value; 25,000,000 shares authorized.

        On April 1, July 1, September 30 and December 31, 2002, LQ Properties paid a dividend of $0.5625 per depositary share of preferred stock to holders of record on March 15, June 14, September 13 and December 13, 2002, respectively, of its 9.00% Series A Cumulative Redeemable Preferred Stock.

        On April 1, July 1, September 30 and December 31, 2002, LQ Properties also paid a quarterly dividend at a rate of 9.00% per annum on the liquidation preference of $25,000 per share to the holders of record on March 15, June 14, September 13 and December 13, 2002, respectively, of its 9.00% Series B Cumulative Redeemable Preferred Stock.

        During the year ended December 31, 2002, LQ Properties paid dividends of $60,575,000 to the sole holder of its class A common stock, LQ Corporation. In addition, its consolidated subsidiary, La Quinta Worldwide, LLC ("LQ Worldwide"), made periodic proportional distributions totaling approximately $3,960,000 to LQ Corporation, which holds a 40.6% interest in LQ Worldwide.

        During the year ended December 31, 2002, La Quinta repurchased 1,569,000 shares of paired common shares at an average price of $4.93 per paired share.

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

        The following methods and assumptions were used for real estate mortgages, other notes receivable and long term indebtedness to estimate the fair value of financial instruments for which it is practicable to estimate value.

        The fair value of real estate mortgages has been estimated by discounting future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the companies' real estate mortgages amounted to approximately $26,358,000 and $82,853,000 as of December 31, 2002 and 2001, respectively. The carrying value of the mortgages was $26,212,000 and $82,853,000 as of December 31, 2002 and 2001, respectively.

        The fair value of other notes receivable has been estimated by discounting future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the companies' other notes receivable amounted to approximately $35,419,000 and $32,479,000 as of December 31, 2002 and 2001, respectively. The carrying value of the notes was $33,118,000 and $30,428,000 as of December 31, 2002 and 2001, respectively.

        Market quotes obtained from brokers were used to estimate the fair value of the companies' existing debt. The fair value of the companies' indebtedness, including the call option premium on the 7.114% notes due in 2011 (the "Notes" of $22,580,000 and $12,200,000), amounted to approximately $682,465,000 and $994,330,000 as of December 31, 2002 and 2001, respectively. The carrying value of the debt was $665,041,000 and $1,000,238,000 as of December 31, 2002 and 2001, respectively.

10.  Indebtedness

        Indebtedness at December 31, 2002 and 2001 is as follows:

	December 31,
	2002	2001
	(In thousands)
Notes payable:
Principal payments aggregating $57,000 due from September 2003 to September 2015, bearing interest at rates between 7.510% and 8.625%	$56,611	$92,752
Principal payments aggregating $64,000 due in March 2004, bearing interest at 7.25%	64,051	100,369
Principal payments aggregating $100,000 due in September 2005, bearing interest at 7.40%	99,973	99,964
Principal payments aggregating $50,000 due in February 2007, bearing interest at 7.27%	50,000	50,000
Principal payments aggregating $160,000 due in August 2007, bearing interest at 7%	160,000	160,000
Principal payments aggregating $50,000 due in April 2008, bearing interest at 7.33%	50,000	50,000
Principal payments aggregating $94,000 due in August 2011, (redeemable in August 2004 at the option of the note holder) bearing interest at 7.114%	93,634	150,000
Principal payments aggregating $90,000 due in September 2026, (redeemable in September 2003 at the option of the note holder) bearing interest at 7.82%	90,449	140,644
Other	323	2,990

	665,041	846,719

Bank notes payable:
Term loan due May 31, 2003	—	145,020

	—	145,020

Bonds and mortgages payable:
Mortgage notes, interest ranging from 4.42% to 10.39%, monthly principal and interest payments ranging from $33 to $95 and maturing from March 2001 through March 2033, collateralized by four facilities in 2001	—	8,499

	—	8,499

	$665,041	$1,000,238

        The notes payable, bank notes payable and bonds and mortgages payable are presented gross of unamortized debt issuance costs of $2,952,000 and $9,513,000 at December 31, 2002 and 2001, respectively. Amortization expense associated with the debt issuance costs amounted to $6,749,000, $5,680,000, and $8,342,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and is reflected in interest expense.

        We had the following debt activity for the years ended December 31, 2002 and 2001:

	Notes Payable	Convertible Debentures	Bank Notes Payable	Bonds and Mortgages Payable	Total
	(In thousands)
December 31, 2000	$1,018,224	$137,028	$400,000	$42,077	$1,597,329
Repayment of principal	(171,344)	(137,028)	(499,980)	(30,464)	(838,816)
Borrowings	—	—	245,000	—	245,000
Debt assumed by third party, (note 5)	—	—	—	(2,990)	(2,990)
Other	(161)	—	—	(124)	(285)

December 31, 2001	846,719	—	145,020	8,499	1,000,238
Repayment of principal	(178,954)	—	(157,020)	(8,499)	(344,473)
Borrowings	—	—	12,000	—	12,000
Other	(2,724)	—	—	—	(2,724)

December 31, 2002	$665,041	$—	$—	$—	$665,041

Notes Payable

        During the year ended December 31, 2002, we repaid approximately $178,954,000 in principal on notes payable scheduled to mature (or that were redeemable at the option of the holder) in August 2002, September 2003, March 2004 and August 2004 and recorded a net loss on early extinguishment included in other expense during the year ended December 31, 2002 of approximately $319,000. In addition, during 2002, we waived our purchase option on a $2,500,000 capital lease asset and related obligation and as a result removed the asset and liability from the balance sheet as of December 31, 2002. The lease will be accounted for as an operating lease going forward and future payments on the lease will be recorded as rent expense.

        On July 16, 2001, we repaid $75,050,000 in notes payable at maturity with proceeds from the Credit Facility, as defined below. On October 17, 2001, we repaid $48,200,000 of notes payable at maturity. On July 3 and July 10, 2001, we repaid a combined $11,000,000 of notes payable scheduled to mature in August 2002 with proceeds from the Credit Facility. During the year ended December 31, 2001, we repaid a combined $34,357,000 of notes payable scheduled to mature in September 2026. On November 19, 2001, we repaid $2,247,000 of notes payable scheduled to mature in September 2003. These repurchases resulted in a gain on early extinguishments of debt of $935,000.

        The aggregate maturities of notes payable for the five years subsequent to December 31, 2002 are as follows:

Year	Debt
	(In thousands)
2003	$106,739	(1)
2004	157,711	(2)
2005	115,992
2006	20,000
2007	210,000
2008 and thereafter	54,599

Total debt	$665,041

(1)
Assumes $90 million of 7.82% Notes due in 2026 are redeemed at the option of holders.

(2)
Assumes $94 million of 7.114% Notes due in 2011 are redeemed at the option of the holders.

        We have certain debt that is redeemable at the option of the holders in September 2003 and August 2004. We are currently reviewing our alternatives for additional financing to fund these maturities should the holders redeem them. Such options under consideration include issuing new senior unsecured debt, securitized debt, borrowings under the existing or a new revolver, new term debt, or a combination thereof. There can be no assurances that any of these alternatives will be available to us when and if this debt is redeemed or that the alternatives will contain terms that are attractive us.

        If our 7.114% Notes are still outstanding from and after August 15, 2004, the interest rate will increase by a spread amount, as defined in the Indenture, over the current 7.114% interest rate. A third party (the "Call Holder") has the option to purchase the Notes at 100% of their principal amount on August 15, 2004 (the "Call Option"). See note 9. If the Call Holder exercises the Call Option, we may repurchase the Notes from the Call Holder at a price equal to the greater of (a) 100% of the principal amount of the Notes ($150,000,000) and (b) the sum of the present values of the remaining principal and interest payments at a 7.114% coupon rate discounted at the rate of U.S. Treasury securities having maturities similar to the remaining term of the Notes valued at approximately $172,580,000 and $162,200,000 at December 31, 2002 and 2001, respectively. The Meditrust Exercisable Put Option Securities Trust (the "Trust") currently holds all of the Notes. The Trust has the right to require us to purchase all of the Notes at 100% of their principal amount on August 15, 2004 (the "Put Option"). The Trust is required to exercise the Put Option if (a) the Call Holder fails to exercise the Call Option or (b) the Call Holder exercises the Call Option but fails to make payment on the date required. As of December 31, 2002, the Company owned $56 million of the Exercisable Put Option Securities issued by the Trust. Accordingly, if the Call Option is exercised and the Company does not exercise its repurchase rights described above, the Company will have a $150 million obligation at the Interest Rate to Maturity and will receive $56 million as a distribution from the Trust, representing a portion of the price paid by the Call Holder to the Trust upon exercise of the Call Option.

Convertible Debentures

        The companies' convertible debentures with a balance of $82,992,000 matured on March 1, 2001 and were repaid with borrowings under the Tranche A revolving line of credit of our previous 1998 credit facility. On July 30, 2001, we redeemed the remaining $54,036,000 in convertible debentures that were scheduled to mature in January and July 2002 with proceeds from the credit facility.

Bank Notes Payable

        We are a party to a credit agreement with a bank group, which provides for a $150,000,000 term loan and a $225,000,000 revolving line of credit (the "Credit Facility"). The Credit Facility matures on May 31, 2003 and may be extended at our option under certain conditions. Borrowings under the term loan bear interest at the London Interbank Offered Rate ("LIBOR") plus 3.50%. On March 29, 2002, we made a scheduled payment of $2,490,000 on the term loan. On June 10, 2002, we repaid the entire remaining balance on the term loan of $142,530,000 with proceeds from the sale of our healthcare assets. Amounts repaid under the term loan may not be reborrowed. In addition to accrued interest, the Credit Facility required a prepayment premium of 0.5%, or $713,000, which is included in other expense as a loss on extinguishment of debt.

        Approximately $197,651,000 (net of $27,349,000 in outstanding letters of credit) was available under the revolving line of credit at December 31, 2002. Borrowings under the revolving line of credit currently bear interest at LIBOR plus 3.50%. On August 23, 2002, we borrowed $7,000,000 under the revolving line of credit at a rate of 1-month LIBOR plus 3.25% and subsequently paid the entire amount on August 30, 2002 with proceeds from one healthcare asset sale. On September 27, 2002, we borrowed $5,000,000 under the revolving line of credit at the base rate option of Prime plus 1.75% and subsequently repaid the entire amount on September 30, 2002 with proceeds from operations. At December 31, 2002, there were no borrowings under the revolving line of credit.

        The Credit Facility contains several restrictive financial covenants (as defined in the credit agreement) of which we are in compliance with at December 31, 2002, and include the following:

  •
  minimum lodging EBITDA (earnings before interest, taxes, depreciation and amortization);

  •
  net debt to EBITDA (total leverage) ratio;

  •
  interest coverage ratio;

  •
  fixed charge coverage ratio;

  •
  net debt to total capitalization ratio; and

  •
  consolidated tangible net worth minimum.

        The Credit Facility is collateralized by the stock of our subsidiaries and intercompany debt evidenced by notes.

        We obtained an amendment to the Credit Facility on March 29, 2002 which relaxed the maximum total leverage ratio and minimum fixed charge coverage ratio covenants through March 31, 2003, and reduced the minimum lodging EBITDA covenant to $160 million through December 31, 2002. The minimum lodging EBITDA covenant increases to $180 million for 2003 and thereafter. This may impact our ability to exercise any extension options under the credit agreement. The amendment also included modifications to certain definitions and other provisions in the Credit Facility. In addition to the financial covenants, the Credit Facility also includes limitations on capital expenditures, asset sales, secured debt, certain investments, common stock dividends, and debt and share repurchases. In light of the decline in our lodging EBITDA, it is unlikely that we will be able to meet all of our financial covenants under the Credit Facility, particularly the minimum lodging EBITDA covenant in 2003 and beyond. Because it is unlikely that we will meet these covenants in 2003, we intend to request a waiver or amendment from the bank group. However, we cannot provide assurances that the bank group would be agreeable to such a waiver or amendment or that we will be able to extend the maturity date of the Credit Facility.

Tranche A Revolving Loan (1998 Credit Facility)

        During the year ended December 31, 2001, we borrowed $95,000,000 on the Tranche A loan to repay the convertible debentures which matured on March 1, 2001, and other debt. The balance of the borrowing on the line of credit was fully repaid in April 2001 with proceeds from the sale of healthcare assets, and the facility was terminated in June 2001.

Tranche D Term Loan (1998 Credit Facility)

        During the year ended December 31, 2001, we repaid $400,000,000 on the Tranche D term loan. The Tranche D term loan was fully repaid during 2001 with proceeds from the sale of certain healthcare assets and borrowings under the Credit Facility and was terminated in June 2001.

Bonds and Mortgages Payable

        During the years ended December 31, 2002 and 2001, we repaid $8,499,000 and $30,464,000 in principal on bonds and mortgages payable, respectively, from operating cash flow. In addition, $2,990,000 of bonds payable were assumed by third parties related to the sales of healthcare assets during the year ended December 31, 2001.

Interest Rate Swap Agreement

        During 2001, we were a fixed rate payor of 5.7% under an interest rate swap agreement with a notional amount of $400,000,000 and received a variable rate of 5.056%, which we settled on June 27,

2001. The swap agreement was measured at fair value at March 31, 2001 and recorded as a liability in accrued expenses and other current liabilities in accordance with SFAS 133. The interest rate swap was not designated as a hedging instrument and, accordingly, a net charge to earnings of $1,236,000 was recorded during the three months ended March 31, 2001, comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle (based on the fair value at January 1, 2001) of $856,000. On June 27, 2001, we settled our interest rate swap agreement at its fair market value of approximately $566,000, and recorded a reduction to interest expense of $670,000 to record the difference between the recorded liability and the fair market value on the date of settlement. We have not entered into any interest rate swap agreements as of December 31, 2002.

11.  Other (Income) Expenses

        For the years ended December 31, 2002, 2001 and 2000, other expenses consisted of the following:

	For the year ended December 31,
	2002	2001	2000
	(In thousands)
Restructuring:
Employee severance and related employment costs	$861	$22,450	$23,968
Accelerated amortization of unearned compensation	—	—	5,240
Write-off of debt costs and other prepayment expenses	—	202	3,142
Professional, external consulting, and other fees	—	7,136	301

Restructuring and related expenses	861	29,788	32,651

Other:
Provision for loss on interest and other receivables	1,900	14,713	5,146
Bad debt recoveries	(22)	(3,178)	(2,060)
(Gain) loss on sale of assets	(10,296)	(10,133)	130,536
(Gain) loss on early extinguishments of debt	1,032	(935)	(1,403)
(Gain) on settlement	(5,442)	—	—
Other	(2,654)	1,173	—

Other	(15,482)	1,640	132,219

Total other (income) expenses	$(14,621)	$31,428	$164,870

        We recorded approximately $14,621,000 in other income for the year ended December 31, 2002 compared to $31,428,000 and $164,870,000 in other expenses for the years ended December 31, 2001 and 2000, respectively. Other (income) expense is comprised of the following:

  •
  We recorded employee severance and other related employment costs of $861,000 related to a reduction in staff at our San Antonio reservations call center by approximately 70 employees in response to the travel industry's shift toward online reservations and a decline in call volume and other lodging severance agreements incurred during the year ended December 31, 2002. During 2001, we recorded employee severance and other related employment costs of $22,450,000 of which $3,085,000 was incurred in connection with the elimination of approximately 60 corporate positions from the lodging segment and separation agreements with two former senior executives of the companies. The remaining $19,365,000 of employee severance and other related employment costs incurred in 2001 we incurred in connection with severance and retention incentive compensation earned by the healthcare segment employees based on achievement of healthcare asset sales goals and compliance with specified employment terms to facilitate the sale of substantially all healthcare assets and the closing of the Needham, MA office by December 2002. For the year ended December 31, 2000, we recorded $11,672,000 of expense related to severance and retention incentive compensation earned by the healthcare segment employees based on achievement of healthcare asset sales goals and compliance with specified employment terms to facilitate the sale of substantially all healthcare assets. In January 2000, we executed a separation and consulting agreement with the former Chief Executive Officer, President and Treasurer of LQ Properties pursuant to which LQ Properties made a cash payment of approximately $9,460,000 and continued certain medical, dental and other benefits. During the year ended December 31, 2000, we also recorded $2,836,000 in expenses related to certain lodging segment employment and severance agreements.

  •
  In January 2000, LQ Properties executed a separation and consulting agreement with the former Chief Executive Officer, President and Treasurer of LQ Properties pursuant to which LQ Properties converted 155,000 restricted paired common shares into unrestricted paired common shares which resulted in approximately $2,461,000 of accelerated amortization of unearned compensation. In addition, during the year ended December 31, 2000, LQ Properties recorded $2,779,000 of accelerated amortization of unearned compensation for the acceleration of vesting periods on 240,000 shares of restricted stock related to severance and retention incentive compensation earned by the healthcare segment employees based on achievement of healthcare asset sale goals and compliance with specified employment terms to facilitate the sale of substantially all healthcare assets and the closing of the Needham, MA office in December 2002.

  •
  During the years ended December 31, 2001 and 2000, we recorded a charge of $202,000 and $3,142,000, respectively, related to accelerated amortization of debt issuance costs and certain other expenses associated with the early repayment of debt and the reduction of the companies' revolving line of credit.

  •
  We incurred approximately $253,000 and $301,000, respectively, of professional fees during the year ended December 31, 2001 and 2000 related to the implementation of the exit of the healthcare business. During the year ended December 31, 2001, we recorded $6,186,000 related to professional fees incurred in connection with our Restructuring (see notes 1 and 3) and $697,000 of professional consulting fees and other expenses in connection with development of certain costs savings initiatives and improved policies and procedures.

  •
  We recorded provisions of approximately $1,900,000, $14,713,000, and $5,146,000 during the years ended December 31, 2002, 2001 and 2000 respectively, on working capital and other receivables management considered uncollectable.

  •
  We recovered approximately $22,000, $3,178,000 and $2,060,000 during the years ended December 31, 2002, 2001 and 2000 respectively, of receivables previously written off.

  •
  We recognized gains related to the sale of property, plant and equipment of $7,729,000 and $5,730,000, and a loss of $2,631,000, for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, mortgage repayments resulted in gains of $2,567,000, and $4,425,000 and a loss of $127,905,000 for the years ended December 31, 2002, 2001 and 2000, respectively. We recorded a loss on the sale of an equity security of $22,000 for the year ended December 31, 2001.

  •
  We repaid approximately $178,954,000 in principal on notes payable and we prepaid the entire balance on the term loan of $145,020,000 during the year ended December 31, 2002. As a result, we recorded a net loss on extinguishments of debt of $1,032,000. During the years ended December 31, 2001 and 2000, we recorded net gains on extinguishments of debt of $935,000 and $1,403,000, respectively.

  •
  We settled obligations and receivables related to properties previously sold that resulted in a gain on settlement of $5,442,000 for the year ended December 31, 2002. As part of the settlement, we received a $2,300,000 recovery on receivables previously written off and our obligation of approximately $3,142,000, with respect to certain contingent liabilities related to prior healthcare asset sales, was relieved.

  •
  We recorded an adjustment of approximately $2,185,000 to reduce previously recorded estimated costs related to the pending exit of our healthcare operations during the year ended December 31, 2002. In addition, we received $469,000 in insurance proceeds on a key man life insurance policy. During the year ended December 31, 2001, we recorded approximately $1,173,000 of expense related to the impending settlement of our non-qualified Trustee Retirement Plan (the "Retirement Plan") related to the termination of the Retirement Plan effective December 31, 2000.

Changes in accrued restructuring costs were as follows:

	Severance and Employment Costs	Other	Total
	(In thousands)
December 31, 1999	$—	$2,125	$2,125
Expense Recorded	23,968	—	23,968
Payments	(22,907)	(2,125)	(25,032)

December 31, 2000	1,061	—	1,061
Expense Recorded	22,450	7,136	29,586
Payments	(5,584)	(3,723)	(9,307)
Accrual Adjustments	(3,522)	3,522	—

December 31, 2001	14,405	6,935	21,340
Expense Recorded	861	—	861
Payments	(14,300)	(3,976)	(18,276)
Accrual Adjustments	—	(655)	(655)

December 31, 2002	$966	$2,304	$3,270

12.  Lease Commitments

        LQ Corporation, exclusive of its controlled subsidiaries, leases hotel facilities from LQ Properties and its subsidiaries. The hotel facility lease agreements between LQ Corporation and LQ Properties are for a five-year term expiring July 2003. Through March 31, 2002, the leases provided for a fixed payment of base rent plus a percentage rent based on room and other revenues and required LQ Properties to assume costs attributable to property taxes and insurance and to fund certain capital expenditures. Total rental expense recognized by LQ Corporation under such leases was approximately $212,850,000, $275,359,000 and $278,379,000 for the years ended December 31, 2002, 2001 and 2000, respectively, of which approximately $6,034,000, $34,719,000 and $45,651,000, respectively, was contingent rent. LQ Corporation has operated at a substantial loss due in part to the lease payments required to be made under the intercompany leases. We believe that the intercompany leases conformed with normal business practices at the time they were entered into and were consistent with leases entered into on an arm's length basis. Due to the unexpected shortfall in the operating revenues generated by the hotels compared to the operating revenues anticipated under the original lease agreements, LQ Properties and LQ Corporation modified the lease agreements, effective April 1, 2002.

        The modified lease agreements provide for a percentage rent payment only in an amount equal to 40% of the gross revenues from the hotel facilities. The obligations of LQ Properties to pay property taxes and insurance and to fund certain capital expenditures remain substantially unchanged in the modified leases. The lease modifications described above have resulted in a decline in revenue for LQ Properties.

At December 31, 2002 and 2001, LQ Corporation owed LQ Properties $148,058,000 and $163,633,000, respectively, related to these lease agreements.

        LQ Properties also leases properties it owns to third-parties, which are generally operated as restaurants. These leases are accounted for as operating leases and expire over a period from 2002 to 2021 and provide for minimum rent and contingent rent based on a percentage of annual sales in excess of stipulated amounts.

        LQ Properties' future minimum rents at December 31, 2002, to be received under non-cancelable operating leases, are as follows:

Year ended December 31,	Non-Cancelable Operating Leases
(In thousands)
2003	$4,397
2004	4,015
2005	3,652
2006	3,048
2007	2,324
Thereafter	10,079

Total	$27,515

        Total properties rental income for the years ended December 31, 2002, 2001 and 2000 was $5,788,000, $6,240,000 and $6,182,000, respectively, of which $860,000, $993,000 and $393,000, respectively, was contingent rent.

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

Year ended December 31,	Operating Ground Leases
(In thousands)
2003	$582
2004	582
2005	505
2006	505
2007	505
Thereafter	8,172

Total	$10,851

        Total rent for ground leases was $703,000, $474,000 and $516,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        LQ Corporation leases certain non-hotel real estate and equipment for the hotels' operations under various lease agreements. The leases extend for varying periods through 2009 and generally are for a fixed monthly amount. LQ Corporation's future minimum rents at December 31, 2002, payable under non-hotel non-cancelable operating leases, are as follows:

Year ended December 31,	Non-Hotel Non- Cancelable Operating Leases
(In thousands)
2003	$2,585
2004	1,738
2005	1,534
2006	1,534
2007	1,534
Thereafter	2,557

Total	$11,482

        Total rent expense for operating leases was approximately $2,848,000, $2,887,000 and $2,834,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

13.  Commitments and Contingencies

        We had approximately $208 million of liquidity, which was composed of $10 million of cash and $198 million of unused capacity under our $225 million revolving Credit Facility as of December 31, 2002 after giving effect to approximately $27 million of letters of credit issued thereunder. Of the $27 million of letters of credit, approximately $23 million support insurance arrangements and $4 million guarantee the payment of principal and interest on industrial revenue bonds, which are the obligation of an unrelated third party. The letter of credit supporting the industrial revenue bonds expired in January 2003. Because the bonds require full-year extensions of the letter of credit and since our Credit Facility matures on May 31, 2003 (without considering extension options), we did not renew the letter of credit. As a result, we funded the repurchase of the bonds in January 2003. This is similar to what we did in June 2001, which was subsequently followed by a reissuance of the bonds. The guarantee of the bonds was a condition of the sale of a healthcare asset by us to a third party in September 1995.

        On December 7, 2000, a legal action was filed in the United States District Court for the District of Colorado, entitled Eric Potteiger v. La Quinta Inns, Inc. and The Meditrust Companies (Civ. Action No. 00-D-2456). On December 7, 2000, a legal action was filed in the District Court, Denver County, State of Colorado, entitled Amy Bronn and Mike Bronn v. La Quinta Inns, Inc. and The Meditrust Companies (Cause No. 00CV9364) (remanded to Colorado State Court in February 2002). On March 29, 2001, a legal action was filed in the United States District Court for the District of Colorado, entitled Dawn Grawe v. La Quinta Inns, Inc. and The Meditrust Companies (Civ. Action No. 01-B-552). We are named as a defendant in each of the complaints. Plaintiffs in each of these suits seek to recover compensatory and punitive damages from us for injuries which they allegedly sustained in October 2000 as a result of carbon monoxide exposure which they experienced while guests at a La Quinta Inn & Suites. We have insurance coverage that may be available to cover some or all of the potential losses resulting from such incidents although losses characterized as punitive or similar damages may not be covered by customary insurance coverage such as ours. On July 17, 2001, the Potteiger and Grawe matters were consolidated. On October 7, 2002, the defendants entered into a confidential settlement agreement with Amy Bronn and Mike Bronn. On February 3, 2003, La Quinta Inns, Inc. entered into a confidential settlement agreement with Dawn Grawe. We believe that La Quinta Inns, Inc. has meritorious defenses to the remaining lawsuit, that may satisfy all or part of any potential liability that may be found against La Quinta Inns, Inc. We intend to vigorously contest and defend this case.

        On June 27, 2001, a complaint was filed in the United States District Court for the District of Massachusetts, entitled Steadfast Insurance Co. v. Meditrust Corp., et al. (Civ. Action No. 01-CV-11115-MEL). On November 30, 2001 that complaint was amended, and the amended complaint was entitled Steadfast Insurance Co. v. La Quinta Properties, Inc. (Civ. Action No. 01-CV-11115-MEL). The complaint and the amended complaint were filed by plaintiff under seal. LQ Properties accepted service of the amended complaint on December 19, 2001 and filed an answer and counterclaim on April 3, 2002. The plaintiff, which claims to be the subrogee or assignee of the claims of various entities, alleges purported causes of action including breach of contract, negligence, violation of 15 USC § 771, violation of Mass. Gen. L. c. 110 § 410, negligent misrepresentation and violation of Mass. Gen. L. c. 93A, § 11, arising out of an alleged misrepresentation in the offering memorandum for Meditrust Corporation's 7.114% Exercisable Put Option Securities. The amended complaint seeks approximately $15 million plus other potential damages. We believe that LQ Properties has meritorious defenses to the lawsuit, as well as claims against a third-party defendant and non-parties to the lawsuit that may satisfy all or part of any potential liability that may be found against LQ Properties. We intend to continue vigorously contesting and defending this case.

        In January 2002, KSL Desert Resorts, Inc. filed a legal action in the United States District Court for the Central District of California against LQ Corporation, et al. (No. CV-02-007 RT (SGLx)). The plaintiff, which uses the name "La Quinta Resort & Club" for a destination resort and country club located in La Quinta, California, claims that LQ Corporation has infringed its alleged trademark rights, among other allegations, notwithstanding our prior "incontestable" federal trademark registrations of the mark "La Quinta" and other marks including the mark "La Quinta" for hotel and motel services. The plaintiff seeks an injunction to prevent La Quinta, our agents, servants, employees, and our attorneys from using the mark "La Quinta" in Palm Springs, in the Coachella Valley, or throughout the United States. The plaintiff also seeks to cancel our federal trademark registrations that include the phrase "La Quinta" and to require destruction of any items under our control which include the phrase "La Quinta." The proceedings were stayed while the parties attempted to negotiate a mutually agreeable resolution. While the parties reached a tentative settlement in March 2002, it failed to result in a final and binding agreement. Consequently, in October 2002, the defendants filed an answer denying the material allegations in the complaint and filed counterclaims seeking to cancel plaintiff's federal trademark registrations using the "La Quinta" name for its destination resort and club. The action remains in the pre-trial stage, and we intend to vigorously defend the complaint and pursue our counterclaims.

        On March 17, 1997, New York New York Hotel and Casino LLC ("NYNY") purchased from La Quinta Development Partners, L.P. Inn #536 located in Las Vegas, Nevada. La Quinta then leased this hotel back from NYNY. The lease was terminated with proper notice and the property was returned to NYNY on July 31, 2002. On December 4, 2002, NYNY filed suit against La Quinta Development Partners, L.P. and La Quinta Inns, Inc. in the District Court for Clark County, Nevada (Case No. A460092) alleging, among other claims, breach of contract relating to the hotel leased from NYNY. NYNY alleges that the hotel was not returned in the condition required under the lease and the property would have to be demolished. This matter was removed to the United States District Court for the State of Nevada on December 13, 2002 (Case No. CV-S-1639-KJD-RJJ). La Quinta believes it has meritorious defenses to the allegations charged in this matter and intends to vigorously contest and defend this case.

        We are party to certain claims involving healthcare facilities formerly owned by LQ Properties that were leased to and operated by third party operators. Although we required our third party operators to maintain insurance coverage insuring LQ Properties' interests in the facilities as well as their own, this insurance coverage may not be adequate to fully protect us. We have been notified that one of the companies providing such insurance coverage, Reliance Insurance Company, was ordered into liquidation on October 3, 2001. Although we cannot predict what effect the liquidation of Reliance Insurance Company will have on pending claims, we do not consider our ultimate liability with respect to any of these claims or lawsuits, as well as any other claims and lawsuits arising in the normal course of our business, to be material in relation to our consolidated financial condition or operations.

        We are party to a number of other claims and lawsuits arising out of the normal course of business. We regularly evaluate our ultimate liability and attendant costs with respect to these claims and lawsuits.

During the year ended December 31, 2002, we increased the estimate of our potential exposure on certain claims related to our lodging operations.

        Under certain franchise agreements or joint venture agreements, we are committed to provide certain incentives payments, loans, reimbursements, rebates and other payments, to help defray the cost of construction, marketing and other costs associated with opening and operating a La Quinta hotel. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise or joint venture agreements. As of December 31, 2002, we had $9.8 million in outstanding commitments of financial assistance to various franchisees, of which $4.9 million has been funded. The unamortized balance of amounts funded on incentive payments is included in Other Non-current Assets. These agreements generally require that, in the event that the franchise relationship is terminated, the franchisee either repay the outstanding loan balance or unamortized portion of the incentive payment, or transfer to us any equipment, computer or other property purchased by the franchisee with the incentive payment.

        LQ Properties had purchase commitments related to certain new construction and renovation projects in the lodging segment of approximately $2,832,000 at December 31, 2002.

14.  Stock Based Employee Compensation

Stock Option and Incentive Plan

        On December 20, 2001, our shareholders approved the La Quinta Corporation 2002 Stock Option and Incentive Plan (the "2002 Stock Option Plan"). The 2002 Stock Option Plan authorized LQ Corporation and LQ Properties (see note 1) to issue, pursuant to various types of stock incentive awards, a maximum amount of 6,900,000 paired shares (the "Available Shares"). No more than 25% of the Available Shares will be available for grants in the form of awards other than options. The number of paired shares reserved for issuance under the 2002 Stock Option Plan is subject to adjustment for stock splits, stock dividends and similar events.

        The 2002 Stock Option Plan replaced the La Quinta Properties, Inc. Amended and Restated 1995 Share Award Plan (the "La Quinta Properties 1995 Plan") and the La Quinta Corporation Amended and Restated 1995 Share Award Plan (the "La Quinta Corporation 1995 Plan") (collectively the "1995 Plans") although it will not affect any awards previously granted under either of these plans and forfeited shares from the La Quinta Properties 1995 Plan and the La Quinta Corporation 1995 Plan shall be available for reissue under the 2002 Stock Option Plan. Shares forfeited under the 1995 plans will be added back into the 2002 Option Plan. As of December 31, 2002, 1,928,000 options and 100,000 restricted shares were outstanding under the 2002 Stock Option Plan; 3,476,000 options and 542,000 restricted shares were outstanding under the La Quinta Properties 1995 Plan; and 4,090,000 options and 793,000 restricted shares were outstanding under the La Quinta Corporation 1995 Plan. At December 31, 2002, 5,784,000 shares were available for future grant under the 2002 Stock Option Plan.

        Eligibility under the 2002 Stock Option Plan is limited to full or part-time officers, other employees, independent directors and key persons (including consultants and prospective employees) of the companies and its subsidiaries as selected from time to time by the Compensation Committee of the Boards of Directors of La Quinta (the "Committee") in its sole discretion. In the event of "mergers and other transactions," as defined by the 2002 Stock Option Plan, all outstanding options granted under the plan shall terminate, with the grantee having the right to exercise all outstanding options held by the grantee within a specified period of time prior to the consummation of the "sale event," as defined by the 2002 Stock Option Plan. In the event of a "change of control," as defined by the 2002 Stock Option Plan, (1) each option shall become fully vested, (2) all shares of restricted stock and all deferred stock awards shall immediately vest free of restrictions, and (3) each performance share award shall become payable to the grantee.

        Stock options granted under the 2002 Stock Option Plan may be either incentive stock options or non-qualified stock options. Incentive stock options may be granted only to employees of the companies or any of their subsidiary corporations. To the extent that any option does not qualify as an incentive stock option, it shall be deemed a non-qualified stock option. The exercise price per paired share for each stock option grant shall not be less than 100% of the fair market value on the date of grant. The term of each stock option shall be fixed by the Committee, but no stock option shall be exercisable more than ten years after its grant date. Options granted under the 2002 Stock Option Plan vest according to a schedule determined by the Committee. The Committee has discretion to accelerate the exercisability of all or any portion of any stock option grant. Options outstanding at December 31, 2002 expire in 2003 through 2012.

        The companies apply the provisions of APB 25 in accounting for stock-based awards. Accordingly, no compensation cost has been recognized for the fixed stock option plans.

Employee Stock Purchase Plan

        In 2001, LQ Corporation initiated a non-qualified Employee Stock Purchase Plan (the "ESPP") for all eligible employees. Employees are eligible if they are, on the first day of the offering period, (1) full-time employees of the LQ Corporation or a designated subsidiary as defined by the ESPP, or (2) part-time employees working more than 20 hours per week for more than five months per year, and (3) have been employed for at least 30 consecutive days. Under the ESPP, shares of the companies' common stock may be purchased at 85% of the market value, as defined by the ESPP, on the day of purchase. Employees may purchase attached shares having a value not to exceed 10% of their annual gross compensation or $25,000 whichever is lower. The first offering under the ESPP occurred on March 1, 2002 and will end on February 28, 2003 (the date at which the ESPP will purchase its initial shares). There were no shares purchased under the ESPP during 2002 or 2001. At December 31, 2002, 500,000 shares were reserved for future issuance under the ESPP.

Restricted Stock Performance Awards

        Restricted stock performance awards have been granted under the plans. The shares carry voting and dividend rights; however, sale of the shares is restricted prior to vesting. Subject to continued employment, vesting occurs over three years from the date of grant upon the passage of time, achievement of performance goals as defined, or as the Boards of Directors may determine.

        A summary of the companies' restricted stock activity and related information follows:

	For the year ended December 31,
	2002		2001		2000
	Shares (000's)	Weighted Average Grant Date Fair Value Per Share	Shares (000's)	Weighted Average Grant Date Fair Value Per Share	Shares (000's)	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	1,664	$3	1,710	$4	395	$21
Granted	400	5	213	3	1,760	4
Vested	(468)	6	—	—	(395)	16
Forfeited	(161)	4	(259)	3	(50)	15

Outstanding at end of year	1,435	$3	1,664	$3	1,710	$4

        Unearned compensation was charged for the market value of the restricted shares on the date of grant and is being amortized over the restricted period. The unamortized unearned compensation value is shown as a reduction of shareholders' equity in the accompanying consolidated and combined balance sheets. For the years ended December 31, 2002, 2001 and 2000, amortization of unearned restricted stock compensation was $2,533,000, $2,007,000 and $1,668,000, respectively. In January 2000, we executed a separation and consulting agreement with the Chief Executive Officer, President and Treasurer of LQ Properties and reduced the number of employees in the financial and legal groups of the companies' Needham, MA offices. Under the terms of certain severance agreements related to these separations, vesting of 395,000 restricted paired common shares was accelerated, such that the shares were unrestricted at December 31, 2000. Accordingly, during the year ended December 31, 2000, we recorded $5,240,000 of accelerated amortization of unearned compensation.

Stock Option Awards

        The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000: dividend yield of 0.0% and expected volatility factor of the expected market price of our common stock was 57%, 58% and 50%, respectively. Other assumptions used in the Black-Scholes analysis include risk-free interest rates of 2.9%, 3.4% and 5.9% in 2002, 2001 and 2000, respectively and an expected life of four years for each grant.

        A summary of the companies' stock option activity and related information follows:

	For the year ended December 31,
	2002		2001		2000
	Shares (000's)	Weighted Average Exercise Price Per Share	Shares (000's)	Weighted Average Exercise Price Per Share	Shares (000's)	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	8,921	$7	8,116	$10	4,311	$21
Granted	1,827	5	3,003	5	5,532	4
Exercised	(427)	2	(23)	3	—	—
Forfeited/cancelled	(827)	8	(2,175)	15	(1,727)	20

Outstanding at end of year	9,494	$7	8,921	$7	8,116	$10

Options exercisable at year end	4,326		2,277		1,374
Weighted average fair value of options granted during the year		$2.41		$2.44		$0.89

        The weighted-average exercise price equals or exceeds the weighted-average fair market value on the date of grant.

        The following table summarizes information about fixed stock options outstanding at December 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
	Number Outstanding at 12/31/02 (000's)		Weighted Average Exercise Price	Number Exercisable at 12/31/02 (000's)	Weighted Average Exercise Price
Range of exercise prices:
$0.00 - $3.87	2,109,504	8	$3.07	1,374,998	$2.99
$3.88 - $5.99	5,031,316	9	5.01	1,270,108	5.05
$6.00 - $8.88	1,400,880	7	6.80	734,381	6.87
$8.89 - $32.77	952,724	2	22.21	946,874	22.27

	9,494,424	8	$6.57	4,326,361	$8.47

        Weighted average fair values were calculated based on a theoretical pricing model. As our options are not traded on any exchange, employees receive no value from holding them without an increase in the stock price of the attached shares.

15.  Pension Plan, Retirement and Other Benefits

        The companies have savings plans that qualify under Section 401(k) of the Code under which eligible employees are entitled to participate up to a specified annual maximum contribution level. The companies match a portion of such contributions that amounted to $1,018,000, $1,095,000 and $369,000, for the years ended December 31, 2002, 2001 and 2000, respectively. During 2000, the Boards of Directors approved enhancements to benefits provided to employees under the 401(k) Plan. These enhancements include an increase in La Quinta's match of employee contributions and a change in vesting requirements which allow employees more favorable vesting terms.

        LQ Properties entered into the Retirement Plan during 1996. On December 31, 1998, the La Quinta Supplemental Executive Retirement Plan ("SERP") was established with a prior service cost of $3,004,000. During 1999, a significant portion of the executives covered under the SERP terminated employment resulting in a decrease in the projected benefit obligation of $1,420,000 and an acceleration of prior service cost recognition of $1,355,000. The impact on the statement of operations was a gain of $56,000. On October 23, 2000, the Boards of Directors approved the termination of the SERP and the Retirement Plan effective December 31, 2000. In 2001, we recorded $1,173,000 of expense related to the Retirement Plan.

        Prior to January 1, 1999, the Retirement Plan was a defined benefit pension plan covering all La Quinta employees. Benefits accrued to the participant according to a career average benefit formula integrated with Social Security benefits. The companies' funding policy for this plan was to annually contribute the minimum amount required by federal law. Effective January 1, 1999, the companies converted their existing Retirement Plan to a cash balance or defined contribution pension plan. Existing accrued benefits under the Retirement Plan were converted into a beginning account balance as of January 1, 1999, which decreased the projected benefit obligation by $1,122,000. Under the cash balance pension plan, the companies make quarterly contributions to the account based on a percentage of quarterly employee compensation and years of service. Interest credits to the account balances are based on rates for one-year US Treasury Securities. The account balances are available to employees after they reach age 55.

        The companies expect to make a final contribution to the Retirement Plan prior to the distribution of its assets to the participants. The final amount of this distribution and obligation may vary from amounts estimated due to the impact of changes in interest rates over the time period through the date the companies receive the final determination letter from the IRS. We may incur additional expenses upon distribution of up to $3,000,000 based on actuarial estimates to date.

        On November 1, 2001, the companies entered into a SERP agreement with an executive granting the executive a retirement benefit of $8,638,000 upon retirement, as defined in the agreement. In December 2002, the companies funded $1,514,000 of the obligation in the form of a Rabbi Trust, which is presented in Other Non-current Assets. The companies recorded liabilities under the agreement of approximately $1,885,000 and $276,000 for the years ended December 31, 2002 and 2001, respectively, which is presented in Other Non-current Liabilities.

        During 1995, LQ Properties entered into a Split-Dollar Life Insurance Agreement with a trust established by the then Chairman and Chief Executive Officer, pursuant to which LQ Properties has agreed to advance policy premiums on life insurance policies paying a death benefit to the trust. LQ Properties is entitled to reimbursement of the amounts advanced, without interest, which right is collateralized by an assignment of the life insurance policies and a personal guarantee of the former Chairman in the amount of the excess, if any, of the premiums paid by LQ Properties over the cash surrender value of the insurance policies. The cash surrender value of the life insurance policies are included in other assets. As of December 31, 2002, LQ Properties had taken loans of $14,000,000 against the cash surrender value of the policies (which we believe will be substantially equal to or exceed the amount of the loans), which were included in other liabilities.

        The following table provides detail of the changes in benefit obligations, components of benefit costs and weighted-average assumptions for the Retirement Plan at December 31, 2002 and 2001:

	December 31,
	2002	2001
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$19,176	$20,067
Interest cost	1,091	1,329
Actuarial loss(gain)	463	(111)
Benefits paid	(1,549)	(2,109)

Benefit obligation at end of year	$19,181	$19,176
Change in Plan Assets:
Fair value of plan assets at beginning of year	$18,413	$18,220
Actual return on plan assets	(63)	379
Employer contribution	—	1,922
Benefits paid	(1,549)	(2,108)

Fair value of plan assets at end of year	$16,801	$18,413
Funded status	$(2,380)	$(763)
Unrecognized actuarial loss	1,727	852

Net amount recognized	$(653)	$89
Amounts Recognized in the Statement of Financial Position Consist of:
Accrued benefit liability	$(2,380)	$(763)
Accumulated other comprehensive income	(1,727)	(852)

Net amount recognized	$(653)	$89
Weighted-Average Assumptions:
Discount rate as of end of year	5.00%	6.00%
Expected return on plan assets for the year	2.00%	2.00%
Rate of compensation increase as of end of year
Management employees	N/A	N/A
Non-management employees	N/A	N/A
Components of Net Periodic Benefit Cost:
Interest cost	$1,091	$1,329
Expected return on plan assets	(348)	(359)

Net periodic benefit cost	$743	$970

16.  Income Taxes

        LQ Properties has elected to be treated as a REIT under the Code. During the year ended December 31, 2002, LQ Properties recognized a net operating loss and had no distributable "earnings and profits." Accordingly, distributions to LQ Properties' preferred shareholders during 2002 have been characterized as a return of capital. The financial statements for LQ Properties reflect a tax provision and related balance sheet accounts recorded for TeleMatrix and other taxable REIT subsidiaries, as well as reversal of an income tax accrual of $5,500,000 recorded at the time of the La Quinta Restructuring and taxes payable of $177,000 with respect to recognized built-in gains. On December 31, 2001, the IRS released revised temporary and proposed regulations concerning the treatment of net built-in-gain of

C-corporation assets that become assets of a REIT in a carryover basis transaction. The regulations generally require the C-corporation to recognize gain and be subject to corporate-level tax as if it had sold all the assets transferred at fair market value. In lieu of this treatment, the regulations permit the REIT to elect to be subject to the rules of Section 1374 of the Code. These rules generally subject the REIT to corporate-level tax on built-in gains recognized from the sale of transferred assets within ten years. LQ Properties has determined that the regulations are applicable to assets transferred from La Quinta and has elected to be subject to the rules of Section 1374 of the Code for built-in gains recognized within ten years of the La Quinta merger date.

        LQ Properties has elected to treat what was formerly a non-taxable REIT subsidiary as a taxable REIT subsidiary in order to ensure continued compliance with the REIT qualification requirements. As a result of this election, the subsidiary will be able to utilize a net deferred tax asset previously available only to LQ Corporation. Accordingly, LQ Properties has recognized a net tax benefit of approximately $9,975,000, comprised of the benefit transferred, $12,754,000, less a valuation allowance of $2,779,000. There is no effect on the consolidated income of LQ Corporation other than the establishment of the valuation allowance of $2,779,000, which is included in income tax expense.

        Section 382 of the Code restricts a corporation's ability to use its NOL carryforwards following certain "ownership changes." LQ Corporation determined that such an ownership change occurred and accordingly a portion of the NOL carryforwards available for use in any particular taxable year will be limited. To the extent that LQ Corporation does not utilize the full amount of the annual NOL limit, the unused amount may be used to offset taxable income in future years. NOL carryforwards expire 20 years after the year in which they arise (15 years for NOLs arising prior to 1998), and the last of LQ Corporation's NOL carryforwards will expire in 2022.

        As of December 31, 2002, our total federal NOL carryforwards were approximately $424,300,000, of which approximately $167,900,000 is available to LQ Properties and its taxable REIT subsidiaries. No valuation allowance has been provided for federal NOL carryforwards available to LQ Properties and LQ Corporation. A valuation allowance of $2,560,000 was recorded during the 12 months ended December 31, 2002 with respect to certain state operating loss carryovers that were determined not to satisfy the "more likely than not" realization criterion of SFAS 109, "Accounting for Income Taxes." LQ Properties and its taxable REIT subsidiaries have recorded a full valuation allowance for capital loss carryforwards of approximately $40,400,000 as utilization of these losses within the statutory five-year carryover period is not reasonably assured. LQ Properties has also recorded a full valuation allowance with respect to federal tax credits of approximately $6,600,000 (primarily alternative minimum tax) made available to LQ Properties as a result of the La Quinta Restructuring.

        The LQ Corporation consolidated tax provision amounts disclosed below as of and for the year ended December 31, 2001 are a sum of separate amounts for LQ Properties (and its taxable REIT subsidiaries) and LQ Corporation as our new legal structure was not effective until January 2, 2002 (see note 3 for pro forma consolidated results of the January 2, 2002 Restructuring of the companies).

        The components of deferred income taxes for LQ Properties as of December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001
	(In thousands)
Deferred tax liabilities for continuing operations:
Fixed assets	$286	$345

Total deferred tax liabilities	286	345

Deferred tax assets for continuing operations:
Receivable valuation reserves	1,530	6,210
Non-compete covenant	160	110
Expense accruals deductible when paid	92	44
Net operating loss carryforward	10,152	—
Capital loss carryforward	5,706	—

Total deferred tax assets	17,640	6,364

Valuation allowance	(6,463)	(4,473)

Net deferred tax asset	$10,891	$1,546

        Components of deferred income taxes for LQ Corporation as of December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001
	(In thousands)
Deferred tax liabilities for continuing operations:
Fixed assets	$337,295	$5,850
Trademark	29,368	—
Deferred gain	806	—

Total deferred tax liabilities	367,469	5,850

Deferred tax assets for continuing operations:
Federal and state net operating loss carryovers	160,347	82,270
Capital loss carryovers	15,368	—
Tax credits	7,894	—
Self-insurance deductible when paid	9,651	9,551
Compensation accruals	4,734	4,847
Receivable valuation reserves	4,061	7,249
Other	9,986	3,756

Total deferred tax assets	212,041	107,673

Valuation allowance	(29,116)	(100,277)

Net deferred tax (liability) asset	$(184,544)	$1,546

        A reconciliation of LQ Properties' total income tax provision for the calendar year 2002, 2001 and 2000 to the statutory federal corporation income tax rate and applicable state tax rates is as follows:

	For the year ended December 31,
	2002	2001	2000
	(In thousands)
Computed "expected" tax provision(a)	$(5,272)	$(1,468)	$(128)
Deferred tax asset transferred to taxable REIT subsidiary	(12,754)	—	—
Nondeductible goodwill impairment	6,324	—	—
Reverse federal income tax accrued at La Quinta merger	(5,500)	—	—
Change in valuation allowances for capital losses and state loss carryovers	1,990	—	—
Tax payable on net built-in gains	177	—	—
Initial deferred tax provision	—	1,282	384
Other	151	674	373

Total income tax (benefit) expense	$(14,884)	$488	$629

(a)
The expected provision relates only to taxable REIT subsidiaries.

        A reconciliation of LQ Corporation's total income tax provision for calendar year 2002, 2001 and 2000 to the statutory federal corporation income tax rate of 35% and applicable state tax rates as follows:

	For the year ended December 31,
	2002	2001	2000
	(In thousands)
Computed "expected" tax provision	$(114,380)	$(37,057)	$(21,650)
Record initial deferred tax liability	196,520	1,747	384
Nondeductible goodwill impairment	93,249	—	—
Preferred dividends providing no tax benefit	6,300	—	—
Reverse federal income tax accrued at La Quinta merger	(5,500)	—	—
Change in valuation allowances for capital losses and state loss carryovers	4,599	—	—
Nondeductible compensation	1,154	—	—
Tax payable on net built-in gains	177	—	—
State tax provision, net of federal effect	(245)	(2,873)	(1,854)
Write-off paired share intangible	—	10,889	—
Valuation allowance	—	35,781	23,465
Other	(922)	(7,999)	284

Total income tax expense	$180,952	$488	$629

        Income tax for the twelve months ended December 31, 2002 and 2001 consisted of the following:

	December 31,
	2002	2001
Net deferred tax liability recorded as a result of restructuring	$(196,520)	$—
Current income tax benefit (expense)	6,402	—
Deferred income tax benefit (expense)(a)	9,166	(488)

Total income tax benefit (expense)	$(180,952)	$(488)

(a)
Amount includes other non-cash adjustments to deferred tax assets primarily related to the tax benefit resulting from the exercise of non-qualified stock options during 2002.

17.  Earnings Per Share

        Combined consolidated earnings per share for the companies is computed as follows:

	For the year ended December 31,
	2002	2001	2000
	(In thousands, except for per share amounts)
Loss from continuing operations	$(248,796)	$(283,216)	$(334,156)
Preferred stock dividends(a)	—	(18,000)	(18,000)

Loss available to common shareholders before cumulative effect of change in accounting priciple	(248,796)	(301,216)	(352,156)
Cumulative effect of change in accounting principle	(258,957)	856	—

Net loss available to common shareholders	$(507,753)	$(300,360)	$(352,156)

Average outstanding equivalent shares of paired common stock.	143,088	143,011	141,854
Dilutive effect of:
Stock options	—	—	—

Average outstanding equivalent shares of paired common stock	143,088	143,011	141,854

Basic and Assuming Dilution:
Loss available to common shareholders before cumulative effect of change in accounting priciple	$(1.74)	$(2.11)	$(2.48)
Cumulative effect of change in accounting principle	(1.81)	0.01	—

Net loss available to common shareholders	$(3.55)	$(2.10)	$(2.48)

(a)
Subsequent to our Restructuring, Series A and Series B preferred stock remain outstanding securities of LQ Properties and represent a minority interest in LQ Properties. Therefore, the redemption value of these preferred stock securities and the related preferred stock dividends have been presented as minority interests in the accompanying consolidated financial statements of LQ Corporation for the period ending December 31, 2002.

        Options to purchase 2,223,000, 2,651,000, and 7,498,000 paired common shares at prices ranging from $6.08 to $32.77 (in 2002) were outstanding during the years ended December 31, 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share ("EPS") because the options' exercise prices were equal to or greater than the average market price of the common shares and because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from September 2004 to December 2012, were still outstanding at December 31, 2002.

        In addition, options to purchase 7,151,000 paired common shares (weighted average effect of 1,602,000 shares for the year ended December 31, 2002) at prices ranging from $1.94 to $6.00 were outstanding during fiscal year 2002 and were not included in the computation of diluted EPS because their inclusion would result in an antidilutive per-share amount as the companies reported a loss from continuing operations available to common shareholders for the year ended December 31, 2002.

        In addition, options to purchase 6,270,000 and 618,000 paired common shares (weighted average effect of 1,522,000 and 95,000 shares for the years ended December 31, 2001 and 2000, respectively) at prices ranging from $1.94 to $5.38 for 2001 and $1.81 to $2.81 for 2000 were outstanding during fiscal years 2001 and 2000, respectively and were not included in the computation of diluted EPS because their inclusion would result in an antidilutive per-share amount as the companies reported a loss from continuing operations available to common shareholders for both years.

        Convertible debentures outstanding for the years ended December 31, 2000, of 5,118,000 paired common shares, and Convertible Preferred Stock for the years ended December 31, 2001 and 2000 of 2,680,000 paired common shares are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect. During 2001, the companies repaid the remaining convertible debentures (see note 9).

18.  Transactions between LQ Properties and LQ Corporation

        LQ Corporation, exclusive of its controlled subsidiaries, leases hotel facilities from LQ Properties and its subsidiaries. The hotel facility lease arrangements between LQ Corporation and LQ Properties are for a five year term (expiring July 2003), include base and additional rent provisions and require LQ Properties to assume costs attributable to property taxes and insurance and to fund certain capital expenditures. At December 31, 2002 and 2001, LQ Corporation owed LQ Properties $148,058,000 and $163,633,000, respectively, related to these hotel leases. LQ Corporation operates at a substantial loss due in part to the lease payments required to be made under the intercompany leases. The companies believe that the intercompany leases conformed with normal business practices at the time they were entered into and were consistent with leases entered into on an arm's length basis. Due to the unexpected shortfall in the operating revenues generated by the leased hotels, LQ Properties and LQ Corporation modified the intercompany leases, which has resulted in a decline in revenue for LQ Properties and a decline in expenses for LQ Corporation. LQ Properties and LQ Corporation intend to enter into a new set of leases when the current leases, as modified, expire in July 2003.

        A subsidiary of LQ Corporation also has a royalty arrangement with a subsidiary of LQ Properties for the use of the La Quinta® tradename at a rate of 2.5% of gross revenue, as defined in the royalty agreement. At December 31, 2002 and 2001, LQ Corporation owed LQ Properties $7,870,000 related to the royalty arrangement.

        In connection with certain acquisitions, LQ Corporation issued shares to LQ Properties to be paired with LQ Properties shares. Also, LQ Corporation owned 1,305,000 unpaired common shares of LQ Properties that were eliminated as a result of the January 2, 2002 restructure (see note 1).

        LQ Corporation provides certain management services to LQ Properties primarily related to executive management, general tax preparation and consulting, legal, accounting and certain aspects of human resources. LQ Properties compensates LQ Corporation for the direct costs of providing such services.

        In June 2001, LQ Properties contributed its 60% investment in a partnership for a 100% interest in a limited liability company (the "LLC") created to hold the investment in the partnership. LQ Corporation then exchanged a note payable due to LQ Properties for $3,901,000 for 83% of LQ Properties' interest in the LLC. The transaction was recorded at historical balances as both LQ Properties and LQ Corporation are under common control and there was no change in shareholder ownership percentages.

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

        LQ Properties has elected to treat what was formerly a non-taxable REIT subsidiary as a taxable REIT subsidiary in order to ensure continued compliance with the REIT qualification requirements. As a result of this election, the subsidiary will be able to utilize a net deferred tax asset previously available only to LQ Corporation. Accordingly, LQ Properties has recognized a net tax benefit of approximately $9,975,000, comprised of the benefit transferred, $12,754,000, less a valuation allowance of $2,779,000. There is no effect on the consolidated income of LQ Corporation other than the establishment of the valuation allowance of $2,779,000, which is included in income tax expense.

        For the year ended December 31, 2002, LQ Properties paid dividends of $60,575,000 to holders of its class A common stock. LQ Corporation is the sole holder of LQ Properties class A common stock. LQ Corporation used the dividends to pay accrued interest and a portion of the principal balance of a revolving note payable to LQ Properties, as well as $15,575,000 of deferred rent and royalties. After these payments, the balance of the revolving note was $5,416,000.

19.  Quarterly Financial Information

        The following quarterly financial data summarizes the unaudited quarterly results for the companies for the year ended December 31, 2002:

	Quarter ended 2002				Year Ended
	March 31	June 30	September 30	December 31	2002
	(In thousands, except per share data)
Revenue	$138,338	$145,640	$136,736	$116,214	$536,928
Income (loss) from continuing operations	(200,871)	5,516	(26,648)	(26,793)	(248,796)
Cumulative effect of change in accounting principle	(258,957)	—	—	—	(258,957)

Net income (loss)	(459,828)	5,516	(26,648)	(26,793)	(507,753)

Lodging Statistics:
Occupancy	58.9%	65.4%	61.1%	51.5%	59.2%
Average Daily Rate	$61.11	$59.64	$60.22	$58.87	$59.99
RevPAR(a)	$35.97	$39.00	$36.77	$30.34	$35.53
Earnings per share:
Basic and assuming dilution income (loss) per Paired Common Share:
Income (loss) from continuing operations	$(1.41)	$0.04	$(0.19)	$(0.18)	$(1.74)
Cumulative effect of change in accounting principle	(1.81)	—	—	—	(1.81)

Net income (loss)	$(3.22)	$0.04	$(0.19)	$(0.18)	$(3.55)

(a)
RevPAR is the measurement of revenue per available room. It is equal to the average daily rate multiplied by the occupancy percentage.

        The following quarterly financial data summarizes the unaudited quarterly results for the companies for the year ended December 31, 2001:

	Quarter ended 2001				Year Ended
	March 31	June 30	September 30	December 31	2001
	(In thousands, except per share data)
Revenue	$188,974	$174,749	$160,015	$124,578	$648,316
Income (loss) from continuing operations	(12,172)	(12,473)	(6,498)	(252,073)	(283,216)
Cumulative effect of change in accounting principle	856	—	—	—	856

Net income (loss)	(11,316)	(12,473)	(6,498)	(252,073)	(282,360)
Lodging Statistics:
Occupancy	64.4%	68.3%	63.0%	53.2%	62.2%
Average Daily Rate	$63.19	$61.80	$60.62	$57.69	$60.98
RevPAR(a)	$40.67	$42.21	$38.20	$30.68	$37.95
Earnings per share:
Basic and assuming dilution income (loss) per Paired Common Share:
Income (loss) from continuing operations	$(0.12)	$(0.12)	$(0.08)	$(1.79)	$(2.11)
Cumulative effect of change in accounting principle	0.01	—	—	—	0.01

Net income (loss)	$(0.11)	$(0.12)	$(0.08)	$(1.79)	$(2.10)

(a)
RevPAR is the measurement of revenue per available room. It is equal to the average daily rate multiplied by the occupancy percentage.

20.  Segment Reporting

Operating segments

        The companies previously reported two operating segments, lodging and healthcare. The lodging segment represents a network of owned and franchised hotels operated under the "La Quinta Inn®" and "La Quinta Inn & Suites®" trademarks. The healthcare segment represents the remaining assets of our healthcare real estate financing business. Consistent with management's strategic plan to divest the companies of substantially all healthcare assets and related operations, this segment's revenues, results of operations and assets are no longer significant to the companies as defined by the reportability criteria outlined in SFAS No. 131, "Disclosures about Segment Reporting" ("SFAS 131"). As a result, the healthcare segment has been included in the "All Other" grouping for segment reporting purposes. Prior year segment amounts have been reclassified to conform to the current year presentation.

Description of the types of products and services from which each reportable segment derives its revenues

        The companies evaluate performance based on contribution from each reportable segment. The companies define contribution as income from operations before interest expense, depreciation, amortization, gains and losses on sales of assets, provisions for losses on disposal or impairment of assets, income or loss from unconsolidated entities, income taxes and certain nonrecurring income and expenses. The measurement of each of these segments is made on a combined basis including revenue from external customers and excludes lease and royalty income between LQ Properties and LQ Corporation. The companies account for LQ Properties and LQ Corporation transactions at current market prices, as if the transactions were to third parties. Certain administrative, legal, accounting and tax expenses are allocated to the healthcare segment that benefit the healthcare operations or are related to public company expense in order to maintain presentation that is consistent with historical segment information. A portion of these allocated expenses will continue beyond the disposition of healthcare assets. These allocations amounted to $3,893,000 for the year ended December 31, 2002.

        The following table presents information used by management by reported segment. The companies do not allocate interest expense, income taxes or nonrecurring items to segments:

	For the year ended December 31,
	2002	2001	2000
	(In thousands)
Lodging(a):
Revenue	$524,295	$574,837	$604,224
Expenses	(358,759)	(364,778)	(375,281)

Lodging contribution	165,536	210,059	228,943

All Other(b):
Revenue	12,633	73,479	207,727
Expenses	(6,928)	(12,194)	(14,443)

All other contribution	5,705	61,285	193,284

Combined contribution	171,241	271,344	422,227

Reconciliation to Combined Consolidated Financial Statements:
Interest, net	65,021	98,327	183,385
Depreciation and amortization
Lodging	124,904	112,643	122,664
Other	125	4,909	24,343
Amortization of goodwill	—	21,412	22,755
Impairment on property, plant and equipment, mortgages and notes receivable	37,134	115,347	186,829
Impairment of goodwill	8,000	—	—
Paired share intangible write-off	—	169,421	—
Provision for loss on equity securities	—	—	50,279
Other(c)	(14,621)	31,428	164,870

	220,563	553,487	755,125

Loss before minority interest, income taxes and cumulative effect of change in accounting principle	(49,322)	(282,143)	(332,898)
Minority interest	(18,522)	(585)	(629)
Income tax expense	(180,952)	(488)	(629)

Loss before cumulative effect of change in accounting principle	(248,796)	(283,216)	(334,156)
Cumulative effect of change in accounting principle	(258,957)	856	—

Net loss	(507,753)	(282,360)	(334,156)
Preferred stock dividends	—	(18,000)	(18,000)

Net loss available to common shareholders	$(507,753)	$(300,360)	$(352,156)

(a)
Lodging contribution includes TeleMatrix, a provider of telephone software and equipment for the lodging industry. TeleMatrix was acquired in October 1999. Operations of TeleMatrix have been included in the lodging revenue and expense categories of the combined and consolidated statements since consummation of the acquisition. Lodging contribution also includes results of our franchising operations.

(b)
All Other contribution includes the healthcare operating segment.

(c)
See note 11 for discussion of Other Expenses.

        The following table reconciles revenue to the accompanying financial statements:

	For the year ended December 31,
	2002	2001	2000
	(In thousands)
Lodging:
Room revenue	$488,688	$532,876	$566,347
Guest services franchise and other	23,470	22,983	21,298
Other	12,137	18,978	16,579

Total lodging revenue	524,295	574,837	604,224

All Other(a):
Rental income	5,102	49,713	116,040
Interest income	7,531	23,766	91,687

Total all other revenue	12,633	73,479	207,727

Total revenue	$536,928	$648,316	$811,951

(a)
Represents revenue from Healthcare.

        The following table presents assets by reported segment and in the aggregate:

	December 31,
	2002	2001
	(In thousands)
Lodging:
Intangible assets	$77,639	$81,703
Goodwill, net	—	266,957
Property, plant and equipment	2,310,089	2,386,445
Mortgages and other notes receivable	813	3,052

Total Lodging	2,388,541	2,738,157

All Other:
Property, plant and equipment	—	153,131
Mortgages and other notes receivable	59,330	113,886

Total All Other(a)	59,330	267,017

Cash and cash equivalents	9,647	137,716
Fees, interest and other receivables	24,874	27,078
Deferred income taxes, net	17,389	1,546
Other assets	47,759	43,936

Total assets	$2,547,540	$3,215,450

(a)
The decrease in All Other assets is the result of divestitures of healthcare assets during 2002. These divestitures are consistent with management's strategic business plan to focus the companies on lodging operations.

        Capital expenditures of $118,605,000 and $93,286,000 for the years ended December 31, 2002 and 2001, respectively, related solely to the lodging segment.

21.  Subsequent Events

        Effective January 3, 2003, LQ Properties acquired property in Des Plaines, Illinois for approximately $3,300,000. We intend to develop the property into a La Quinta Inn & Suites® in a venture with a suitable venture partner.

        Effective January 1, 2003, LQ Corporation completed a change in its franchising operations corporate structure in anticipation of increased demand for its product. As a result, a wholly-owned subsidiary of LQ Corporation, La Quinta Inns, Inc. ("LQ Inns") formed two new entities, La Quinta Franchising LLC ("LQ Franchising") and La Quinta Management Services LLC. The entities were formed on December 17, 2002, for the purpose of franchising La Quinta Inn®, La Quinta Inn & Suites®, and related trademarks (collectively, the "Trademark") in connection with franchise operation and management of hotels.

        On January 1, 2003, LQ Inns assigned its rights under all pre-existing franchise agreements and franchise assets to LQ Franchising. The assignment effectively transfers all the rights to revenues and costs incurred on behalf of those assets, obligations, and agreements. LQ Inns retained the right to use the Trademark in connection with ongoing management of hotels owned by LQ Properties and its affiliates.

        LQ Franchising intends to register its Uniform Franchise Offering Circular (UFOC) in March 2003 with certain states that require the UFOC be registered with them prior to offering franchises for sale within the state. The UFOC provides certain information about LQ Franchising and the terms on which it will offer franchises in the United States of America.

        From January 1, 2003 to February 24, 2003, LQ Corporation borrowed $33,000,000 under its Credit Facility.

        On February 3, 2003 LQ Inns entered into a confidential settlement agreement with Dawn Grawe, the plaintiff in a legal action filed on March 29, 2001 (see note 13).

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Boards of Directors of La Quinta Corporation
    and La Quinta Properties, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of La Quinta Corporation and La Quinta Properties, Inc. and subsidiaries (collectively the "Companies") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Companies' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, the Companies adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" during 2002.

/s/  PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

February 10, 2003
Dallas, Texas

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES

To the Boards of Directors of La Quinta Corporation and La Quinta Properties, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated February 10, 2003 appearing in the 2002 Joint Annual Report to Shareholders of La Quinta Corporation and La Quinta Properties, Inc. (which report and consolidated financial statements are included in this Joint Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PRICEWATERHOUSECOOPERS LLP

February 10, 2003
Dallas, Texas

LA QUINTA CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

        Valuation allowance included in fees, interest and other receivables and other assets for the years ended December 31:

	Balance at Beginning of Period	Additions Charged as Revenue Reductions or Costs and Expenses	Additions and Adjustments Charged To/From Other Accounts	Deductions(a)	Balance at End of Period
	(In thousands)
2000	$8,649,421	24,450,433	—	—	$33,099,854
2001	33,099,854	16,434,027	—	(16,778,476)	32,755,405
2002	$32,755,405	—	—	(30,196,380)	$2,559,025

(a)
Deductions due to the sale of assets, the release of the related valuation allowance and/or liability settlement.

        There was no valuation allowance included in accrued expenses or other liabilities for the years ended December 31, 2002, 2001 and 2000.

LA QUINTA CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2002

Description	Encumbrances	Building and Improvements at Acquisition	Cost Capitalized Subsequent to Acquisition	Total Building and Improvements	Land(1)	Total(6)		Accumulated Depreciation (3,4)	Construction Date	Date Acquired
	(In thousands)
Hotels, each less than 5% of total	$—	$2,064,011	$360,363	$2,424,374	$358,875	$2,783,249		$473,160	Various	Various

Total	$—	$2,064,011	$360,363	$2,424,374	$358,875	$2,783,249	(2,4,5)	$473,160

(1)
Gross amount at which land is carried at close of period also represents initial cost to LQ Properties.

(2)
Cost for federal income tax purposes at December 31, 2002 was $2,221,971,000.

(3)
Depreciation is calculated using various lives, not exceeding 40-years.

(4)
Includes impairment on certain real estate investments.

(5)
Includes real estate assets held for sale that were written down to fair value less costs to sell.

(6)
Real estate and accumulated depreciation reconciliations for the year ended December 31, 2002 are as follows:

	Real Estate	Accumulated Depreciation and Impairment
	(In thousands)
Balance per financial statements -2001	$3,002,382	$462,806
Additions during the period:
Acquisitions	113,891	—
Provision for depreciation	—	103,443
Provision for impairments	—	37,034
Acceptance of deed on mortgage receivable	23,827	—

Total additions	3,140,100	603,283

Deductions during the period:
Sale of real estate	(317,477)	(109,323)
Retirement of assets	(36,761)	(19,589)
Other	(2,613)	(1,211)

Total deductions	(356,851)	(130,123)

Balance per financial statements -2002	$2,783,249	$473,160

LA QUINTA CORPORATION
SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE
December 31, 2002

Description(a)		Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgages	Carrying Amount of Mortgages
					(In thousands)
Individual mortgages in excess of 3% of the total carrying amount:
2	Medical office buildings located in Tennessee	Libor +1%	August 1, 2008	(c)	$26,212	$26,212

						$26,212	(b)

(a)
All mortgage loans on real estate are first mortgage loans.

(b)
The aggregate cost for federal income tax purposes.

(c)
Monthly payments of interest normally payable at LIBOR +1, with a balloon payment at maturity.

        Reconciliation of carrying amount of mortgage loans for the year ended December 31, 2002 is as follows:

Mortgages
(In thousands)
Balance per financial statements—2001	$82,853
Deductions during period:
Collection of principal	(246)
Mortgages sold	(32,223)
Other	(24,172)

Balance at December 31, 2002	$26,212

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

        The information concerning our directors and executive officers required by Item 10 shall be included in the Proxy Statement to be filed with the Securities and Exchange Commission relating to the 2003 Annual Meeting of our shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information concerning our executive compensation required by Item 11 shall be included in the Proxy Statement to be filed with the Securities and Exchange Commission relating to the 2003 Annual Meeting of our shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information concerning security ownership of certain beneficial owners and management required by Item 12 shall be included in the Proxy Statement to be filed with the Securities and Exchange Commission relating to the 2003 Annual Meeting of our shareholders and is incorporated herein by reference.

        The following table sets forth information regarding securities authorized for issuance under The La Quinta Companies' equity compensation plans as of December 31, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,326,361	$6.57	5,783,511	(2)
Equity compensation plans not approved by security holders(3)	—	N/A	—

Total	4,326,361	$6.57	5,783,511

(1)
Includes the La Quinta Corporation 2002 Stock Option and Incentive Plan (the "2002 Stock Option Plan") the La Quinta Corporation Amended and Restated 1995 Share Award Plan (the "La Quinta Corporation 1995 Plan") and the La Quinta Properties, Inc. Amended and Restated 1995 Share Award Plan (the "La Quinta Properties 1995 Plan"). Other than forfeited shares that may become available for reissuance under the 2002 Stock Option Plan, no further awards may be made under the La Quinta Corporation 1995 Plan and the La Quinta Properties 1995 Plan.

(2)
Includes 5,783,511 shares available for future grant under the 2002 Stock Option Plan. Excludes shares, which may be forfeited in the future from the La Quinta Corporation 1995 Plan and La Quinta Properties 1995 Plan and may become available for reissuance under the 2002 Stock Option Plan.

(3)
There are no equity compensation plans in place not approved by shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information concerning certain relationships and related transactions required by Item 13 shall be included in the Proxy Statement to be filed with the Securities and Exchange Commission relating to the 2003 Annual Meeting of our shareholders and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

(b)
Changes in internal controls.

        None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1. Financial Statements

2.
Financial Statement Schedules

Report of Independent Accountants on Financial Statement Schedules
II. Valuation and Qualifying Accounts
III. Real Estate and Accumulated Depeciation
IV. Mortgage Loans on Real Estate

          All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions, are inapplicable or have been disclosed in the notes to consolidated financial statements and, therefore, have been omitted.

  3.
  Please see the list of exhibits found on the pages following the signatures on the Joint Annual Report.

(b)
Report on form 8-K

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

LA QUINTA CORPORATION
	By:	/s/ DAVID L. REA David L. Rea Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: March 3, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CLIVE D. BODE Clive D. Bode	Chairman of the Board of Directors	March 3, 2003
/s/ WILLIAM C. BAKER William C. Baker	Director	March 3, 2003
/s/ WILLIAM G. BYRNES William G. Byrnes	Director	March 3, 2003
/s/ FRANCIS W. CASH Francis W. Cash	Director, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2003
/s/ JAMES P. CONN James P. Conn	Director	March 3, 2003
/s/ JOHN C. CUSHMAN, III John C. Cushman, III	Director	March 3, 2003
/s/ STEPHEN E. MERRILL Stephen E. Merrill	Director	March 3, 2003

CERTIFICATION

I, Francis W. Cash, President and Chief Executive Officer of La Quinta Corporation (the "registrant"), certify that:

  1.
  I have reviewed this annual report on Form 10-K of the registrant;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003
/s/ FRANCIS W. CASH Francis W. Cash President and Chief Executive Officer

CERTIFICATION

I, David L. Rea, the Executive Vice President and Chief Financial Officer of La Quinta Corporation (the "registrant"), certify that:

  1.
  I have reviewed this annual report on Form 10-K of the registrant;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003
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

Dated: March 3, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ CLIVE D. BODE Clive D. Bode	Chairman of the Board of Directors	March 3, 2003
/s/ WILLIAM C. BAKER William C. Baker	Director	March 3, 2003
/s/ WILLIAM G. BYRNES William G. Byrnes	Director	March 3, 2003
/s/ FRANCIS W. CASH Francis W. Cash	Director, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2003
/s/ JAMES P. CONN James P. Conn	Director	March 3, 2003
/s/ JOHN C. CUSHMAN, III John C. Cushman, III	Director	March 3, 2003
/s/ STEPHEN E. MERRILL Stephen E. Merrill	Director	March 3, 2003

CERTIFICATION

I, Francis W. Cash, President and Chief Executive Officer of La Quinta Corporation (the "registrant"), certify that:

  1.
  I have reviewed this annual report on Form 10-K of the registrant;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ FRANCIS W. CASH Francis W. Cash President and Chief Executive Officer

CERTIFICATION

I, David L. Rea, the Executive Vice President and Chief Financial Officer of La Quinta Corporation (the "registrant"), certify that:

  1.
  I have reviewed this annual report on Form 10-K of the registrant;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ DAVID L. REA David L. Rea Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Title	Method of Filing
2.1	Agreement and Plan of Merger by and among La Quinta Corporation, LQP Acquisition Corp. and La Quinta Properties, Inc., dated as of October 17, 2001.	Incorporated by reference to Annex A to the Joint Proxy Statement/ Prospectus on Form S-4/A of La Quinta Properties, Inc., filed on November 8, 2001, No. 333-71840.
3.1	Amended and Restated Certificate of Incorporation of La Quinta Corporation filed with the Secretary of State of Delaware on January 2, 2002.	Incorporated by reference to Exhibit 3.1 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.
3.2	Amended and Restated Certificate of Incorporation of La Quinta Properties, Inc. filed with the Secretary of State of Delaware on January 2, 2002.	Incorporated by reference to Exhibit 3.2 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.
3.3	By-laws of La Quinta Corporation, as Amended and Restated on February 27, 1998.
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
4.1	Specimen Stock Certificate of La Quinta Corporation common stock paired with La Quinta Properties, Inc. class B common stock.	Incorporated by reference to Exhibit 4.1 to the Joint Proxy Statement Prospectus on Form S-4/A of La Quinta Properties, Inc., filed on November 8, 2001, No. 333-71840.
4.2	Indenture dated as of July 26, 1995 between Meditrust and Fleet National Bank, as Trustee.	Incorporated by reference to Exhibit 4.2 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.
4.3	Indenture dated as of September 15, 1995 between La Quinta Inns, Inc. and U. S. Trust Company of Texas, N.A., as Trustee.	Incorporated by reference to Exhibit 4.3 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.

4.4	Third Supplemental Indenture dated as of August 10, 1995, to Indenture dated as of July 26, 1995 between Meditrust and Fleet National Bank, as Trustee.	Included in this filing.
4.5	Form of Meditrust Medium Term Note (Fixed Rate).	Included in this filing.
4.6	Form of Meditrust Medium Term Note (Floating Rate).	Included in this filing.
4.7	Fourth Supplemental Indenture dated as of September 10, 1996, to Indenture dated as of July 26, 1995 between Meditrust and Fleet National Bank, as Trustee.	Included in this filing.
4.8	Form of 7.82% Note due September 10, 2026.	Included in this filing.
4.9	Fifth Supplemental Indenture dated as of August 15, 1997, to Indenture dated as of July 26, 1995 between Meditrust and Fleet National Bank, as Trustee.
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
Incorporated by reference to Annex D-1 to the Joint Proxy Statement/Prospectus on Form S-4/A of Meditrust Corporation and Meditrust Operating Company, filed May 18, 1998, Nos. 333-47737 and 333-47737-01.
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
10.10	Employment Letter Agreement dated as of May 3, 2000 between La Quinta Inns, Inc. and Stephen T. Parker.	Incorporated by reference to Exhibit 10.10 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.
10.11	Employment Letter Agreement dated as of July 31, 2000 between La Quinta Inns, Inc. and Alan L. Tallis.	Incorporated by reference to Exhibit 10.11 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.

10.12	La Quinta Executive Supplemental Retirement Agreement, dated as of November 1, 2001, by and between La Quinta Corporation, La Quinta Properties, Inc. and Francis W. Cash.	Incorporated by reference to Exhibit 10.12 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.
10.13	Meditrust Corporation Amended and Restated 1995 Share Award Plan.
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
10.16	La Quinta Corporation 2002 Stock Option and Incentive Plan.	Incorporated by reference to Annex B to the Joint Proxy Statement Prospectus on Form S-4/A of La Quinta Properties, Inc., filed on November 8, 2001, No. 333-71840.
10.17	Form of Restricted Paired Share Award Agreement.	Incorporated by reference to Exhibit 10.17 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.
10.18	Form of Incentive Stock Option Grant.	Incorporated by reference to Exhibit 10.18 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.
10.19	Form of Non-Qualified Stock Option Grant.	Incorporated by reference to Exhibit 10.19 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.

10.20	Form of Director Formulaic Non-Qualified Stock Option Grant.	Incorporated by reference to Exhibit 10.20 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.
10.21	La Quinta Corporation Employee Stock Purchase Plan.	Incorporated by reference to Annex C to the Joint Proxy Statement Prospectus on Form S-4/A of La Quinta Properties, Inc., filed on November 8, 2001, No. 333-71840.
10.22	Form of La Quinta Corporation Employee Stock Purchase Plan Enrollment Form.	Incorporated by reference to Exhibit 10.21 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.
10.23	Credit Agreement dated as of June 6, 2001 by and among Meditrust Corporation, Meditrust Operating Company, Canadian Imperial Bank of Commerce, and the other banks set forth therein.
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
10.25	Trademark License Agreement, dated as of December 31, 2001, by and between La Quinta Properties, Inc., and La Quinta Franchise, LLC.	Incorporated by reference to Exhibit 10.25 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.
10.26	Second Amended and Restated Trademark License Agreement, dated as of December 31, 2001, by and between La Quinta Worldwide, LLC and LQC Leasing, LLC.	Incorporated by reference to Exhibit 10.26 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.
10.27	Sublicense Agreement, dated as of December 31, 2001, by and between La Quinta Franchise, LLC and La Quinta Inns, Inc.	Incorporated by reference to Exhibit 10.27 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, No. 001-08132.

10.28
	First Amendment to Credit Agreement, dated as of March 29, 2002, by and among La Quinta Corporation, the financial institutions listed therein, Canadian Imperial Bank of Commerce, as administrative agent, and the Credit Support Parties, as defined therein.	Incorporated by reference to Exhibit 10.1 to the Joint Quarterly Report on Form 10-Q of La Quinta Corporation and La Quinta Properties, Inc. filed on May 13, 2002, Nos. 001-08131 and 001-08132.
10.29	Second Amended and Restated Facility Lease Agreement, dated as of April 1, 2002, between La Quinta Properties, Inc. as Lessor and LQC Leasing, LLC as Lessee.	Incorporated by reference to Exhibit 10.1 to the Joint Quarterly Report on Form 10-Q of La Quinta Corporation and La Quinta Properties, Inc. filed on August 14, 2002, Nos. 001-08131 and 001-08132.
10.30	General Release and Separation Agreement, among Steven T. Parker, La Quinta Corporation, La Quinta Properties, Inc. and La Quinta Inns, Inc.	Included in this filing.
10.31	Release Agreement dated as of December 13, 2002, between Michael F. Bushee and Meditrust Company.	Included in this filing.
10.32	Letter agreement dated as of November 21, 2000, between A. John Novak and La Quinta Inns, Inc.	Included in this filing.
10.33	Letter agreement dated as of October 25, 2002, between Rufus K. Schriber and La Quinta Inns, Inc.	Included in this filing.
10.34	Letter agreement dated as of July 21, 2000, between Wayne B. Goldberg and La Quinta Inns, Inc.	Included in this filing.
10.35	Letter agreement dated as of December 14, 2001, between Sandra K. Michel and La Quinta Inns, Inc., and an amendment thereto.	Included in this filing.
11.1	Statement Regarding Computation of Per Share Earnings.	Contained in the financial statements included in this filing.
21.1	Subsidiaries of the Registrant.	Included in this filing.
23.1	Consent of PricewaterhouseCoopers LLP.	Included in this filing.