Form 10-Q
period 2003-03-31
LA QUINTA CORP; LA QUINTA PROPERTIES INC
filed 2003-05-06
CIK 313749, 314661

Use these links to rapidly review the document
LA QUINTA CORPORATION FORM 10-Q TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2003
or
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

        Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of April 28, 2003, La Quinta Corporation had 152,985,945 shares of common stock outstanding and La Quinta Properties, Inc. had 100,000 shares of class A common stock and 143,555,797 shares of class B common stock outstanding.

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

        In this Joint Quarterly Report, unless the context otherwise requires, the term LQ Corporation includes those entities owned or controlled by LQ Corporation (including its controlled subsidiaries LQ Properties and La Quinta Inns, Inc.); the term LQ Properties includes those entities owned or controlled by LQ Properties; and the terms "we," "us," "our," "companies," "La Quinta" or "The La Quinta Companies" refers to LQ Corporation, LQ Properties and their respective subsidiaries, collectively. The terms "common share," "paired shares" and "paired common stock" means the shares of common stock of LQ Corporation that are attached and traded as a single unit with the shares of Class B common stock, par value $0.01 per share, of LQ Properties. On January 2, 2002, LQ Corporation and LQ Properties completed a legal and tax restructuring (the "Restructuring"), which is more fully described in this Joint Quarterly Report. Prior to our Restructuring, the common stock of LQ Corporation was paired and traded as a unit with the common stock of LQ Properties. Unless otherwise indicated in this Joint Quarterly Report, all information with respect to paired shares, or paired common stock, prior to January 2, 2002 means the common stock of LQ Corporation that was paired and traded as a unit with the common stock of LQ Properties.

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

        We have used forward-looking statements in a number of parts of this Joint Quarterly Report, including, without limitation, "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements may include statements regarding the intent, belief or current expectations of the companies or their respective directors or officers with respect to the matters discussed in this Joint Quarterly Report. Our forward-looking statements are subject to a number of risks and uncertainties which could cause actual results, or the timing of events to differ materially from those described in the forward-looking statements.

        We have included a discussion of some of these risks and uncertainties in this Joint Quarterly Report under the heading "Cautionary Statements Regarding Forward-Looking Statements in this Joint Quarterly Report." For further information and additional risk factors, please see the risks identified in our Joint Annual Report on Form 10-K for the year ended December 31, 2002 (referred to as our Joint Annual Report), including without limitation, under the heading "Items 1 and 2—Certain Factors You Should Consider About Our Companies, Our Business and Our Securities" and "About this Joint Annual Report—Forward-Looking Statements."

        Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this Joint Quarterly Report. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LA QUINTA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$208,181	$9,647
Fees, interest and other receivables	27,887	24,874
Deferred income taxes, net	17,389	17,389
Other current assets	9,065	9,425

Total current assets	262,522	61,335

Intangible assets, net	76,623	77,639
Property, plant and equipment, net	2,234,576	2,310,089
Mortgages and other notes receivable	59,707	60,143
Other non-current assets	46,177	38,334

Total assets	$2,679,605	$2,547,540

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$95,411	$106,739
Accounts payable	19,845	35,235
Accrued payroll and employee benefits	27,833	27,541
Accrued expenses and other current liabilities	51,825	73,321

Total current liabilities	194,914	242,836

Long-term debt	819,316	558,302
Deferred income taxes, net	168,892	201,933
Other non-current liabilities	25,938	24,732

Total liabilities	1,209,060	1,027,803

Commitments and contingencies
Minority interest	206,267	206,450
Shareholders' Equity:
LQ Corporation Common Stock, $0.01 par value; 500,000 shares authorized; 145,115 shares issued and 143,546 shares outstanding at March 31, 2003 and 143,678 shares issued and 142,109 shares outstanding at December 31, 2002	1,451	1,437
LQ Properties Class B Common Stock, $0.01 par value; 500,000 shares authorized; 145,115 shares issued and 143,546 shares outstanding at March 31, 2003 and 143,678 shares issued and 142,109 shares outstanding at December 31, 2002	1,451	1,437
Treasury Stock, at par: 1,569 paired common shares at March 31, 2003 and December 31, 2002	(32)	(32)
Additional paid-in-capital	3,486,363	3,480,773
Unearned compensation	(6,147)	(1,862)
Accumulated other comprehensive income	(1,125)	(1,071)
Accumulated deficit	(2,217,683)	(2,167,395)

Total shareholders' equity	1,264,278	1,313,287

Total liabilities and shareholders' equity	$2,679,605	$2,547,540

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2002, are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2003	2002
REVENUE:
Lodging	$120,242	$131,902
Other	1,231	6,620

	121,473	138,522

EXPENSES:
Direct lodging operations	55,278	58,044
Other lodging expenses	18,559	19,730
General and administrative	15,211	14,626
Interest, net	14,249	18,596
Depreciation and amortization	31,928	29,759
Impairment of property, plant and equipment	62,012	—
Other expense (income)	3,183	(2,660)

	200,420	138,095

(Loss) income before minority interest, income taxes and cumulative effect of change in accounting principle	(78,947)	427
Minority interest	(4,510)	(4,626)
Income tax benefit (expense)	33,169	(196,672)

Loss before cumulative effect of change in accounting principle	(50,288)	(200,871)
Cumulative effect of change in accounting principle	—	(258,957)

Net loss	$(50,288)	$(459,828)

EARNINGS PER SHARE—BASIC AND ASSUMING DILUTION
Loss before cumulative effect of change in accounting principle	$(0.35)	$(1.41)
Cumulative effect of change in accounting principle	—	(1.81)

Net loss	$(0.35)	$(3.22)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2002, are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,288)	$(459,828)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	31,928	29,759
Gain on sale of assets	(200)	(2,492)
Stock based compensation	589	1,289
Deferred tax (benefit) expense	(33,041)	196,487
Cumulative effect of change in accounting principle	—	258,957
Minority interest	4,510	4,626
Amortization of debt issuance costs	805	1,204
Loss (gain) on early extinguishments of debt	1,934	(161)
Impairment of property, plant and equipment	62,012	—
Net change in other assets and liabilities	(35,389)	(10,551)

Net cash (used in) provided by operating activities	(17,140)	19,290

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,579)	(29,110)
Prepayment proceeds and principal payments received on mortgages	—	112
Proceeds from sale of assets	200	33,026
Other	(4,203)	(2,780)

Net cash (used in) provided by investing activities	(20,582)	1,248

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	360,000	—
Repayment of long-term debt	(110,291)	(22,846)
Debt issuance costs	(7,543)	—
Dividends/distributions to shareholders	(4,500)	(563)
Proceeds from employee stock purchases and other	478	—
Tender offer premium	(1,693)	—
Other	(195)	(210)

Net cash provided by (used in) financing activities	236,256	(23,619)

Net increase (decrease) in cash and cash equivalents	198,534	(3,081)
Cash and cash equivalents at:
Beginning of period	9,647	137,716

End of period	$208,181	$134,635

Supplemental disclosure of cash flow information (note 2)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2002, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$206,498	$7,596
Fees, interest and other receivables	10,190	10,890
Rent and royalties receivable	160,000	160,000
Other current assets, net	178	1,172

Total current assets	376,866	179,658

Note receivable—La Quinta Corporation	18,600	5,416
Deferred income taxes, net	10,784	10,891
Intangible assets, net	62,684	63,524
Property, plant and equipment, net	2,168,658	2,243,548
Mortgages and other notes receivable	64,071	64,507
Other non-current assets	29,996	22,010

Total assets	$2,731,659	$2,589,554

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$95,411	$106,739
Accounts payable	8,510	24,974
Accrued expenses and other current liabilities	21,874	44,529

Total current liabilities	125,795	176,242
Long-term debt	819,316	558,302
Other non-current liabilities	21,592	21,449

Total liabilities	966,703	755,993

Commitments and contingencies
Minority interest	28,351	27,514
Shareholders' Equity:
LQ Properties Preferred Stock, $0.10 par value; 6,000 shares authorized; 701 shares issued and outstanding	70	70
LQ Properties Class A Common Stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding	1	1
LQ Properties Class B Common Stock, $0.01 par value; 500,000 shares authorized; 145,115 shares issued and 143,546 shares outstanding at March 31, 2003 and 143,678 shares issued and 142,109 shares outstanding at December 31, 2002	1,451	1,437
Treasury Stock, at par: 1,569 shares at March 31, 2003 and December 31, 2002	(16)	(16)
Additional paid-in-capital	3,545,792	3,545,107
Unearned compensation	(26)	(77)
Equity investment in La Quinta Corporation	(41,595)	(41,595)
Accumulated deficit	(1,769,072)	(1,698,880)

Total shareholders' equity	1,736,605	1,806,047

Total liabilities and shareholders' equity	$2,731,659	$2,589,554

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2002, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2003	2002
REVENUE:
Lodging	$1,515	$1,640
Rent from La Quinta Corporation	45,382	66,036
Royalty from La Quinta Corporation	3,488	4,450
Other	1,231	6,620

	51,616	78,746

EXPENSES:
Direct lodging operations	184	58
Other lodging expenses	7,920	7,798
General and administrative	2,037	3,884
Interest, net	13,919	18,427
Depreciation and amortization	28,474	26,833
Impairment of property, plant and equipment	62,012	—
Other expense (income)	1,946	(2,660)

	116,492	54,340

(Loss) income before minority interest, income taxes and cumulative effect of change in accounting principle	(64,876)	24,406
Minority interest	(837)	(947)
Income tax benefit (expense)	21	(223)

(Loss) income before cumulative effect of change in accounting principle	(65,692)	23,236
Cumulative effect of change in accounting principle	—	(258,957)

Net loss	(65,692)	(235,721)
Preferred stock dividends	(4,500)	(4,500)

Net loss available to common shareholders	$(70,192)	$(240,221)

EARNINGS PER SHARE—BASIC AND ASSUMING DILUTION
(Loss) income available to common shareholders before cumulative effect of change in accounting principle	$(0.49)	$0.13
Cumulative effect of change in accounting principle	—	(1.81)

Net loss available to common shareholders	$(0.49)	$(1.68)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2002, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,692)	$(235,721)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	28,474	26,833
Gain on sale of assets	(200)	(2,492)
Stock based compensation	51	706
Deferred tax expense	107	—
Cumulative effect of change in accounting principle	—	258,957
Minority interest	837	947
Amortization of debt issuance costs	805	1,204
Loss (gain) on early extinguishments of debt	1,934	(161)
Impairment of property, plant, and equipment	62,012	—
Net change other assets and liabilities	(47,691)	(36,230)

Net cash (used in) provided by operating activities	(19,363)	14,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,067)	(27,231)
Prepayment proceeds and principal payments received on mortgages	—	112
Proceeds from sale of assets	200	33,026
Other	(3,841)	93

Net cash (used in) provided by investing activities	(17,708)	6,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	360,000	—
Repayment of long-term debt	(110,291)	(22,846)
Debt issuance costs	(7,543)	—
Dividends/distributions to shareholders	(4,500)	(563)
Tender offer premium	(1,693)	—

Net cash provided by (used in) financing activities	235,973	(23,409)

Net increase (decrease) in cash and cash equivalents	198,902	(3,366)
Cash and cash equivalents at:
Beginning of period	7,596	136,973

End of period	$206,498	$133,607

Supplemental disclosure of cash flow information (note 2)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2002, are an integral part of these financial statements.

LA QUINTA CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Nature of Business and Summary of Significant Accounting Policies

Nature of Business

        The common stock of La Quinta Corporation ("LQ Corporation") and its controlled subsidiary, La Quinta Properties, Inc. ("LQ Properties") (collectively the "companies" or "La Quinta") are attached and traded together as a single unit on the New York Stock Exchange under the symbol "LQI". LQ Properties became a controlled subsidiary of LQ Corporation effective January 2, 2002. Prior to January 2, 2002, LQ Corporation and LQ Properties were two separate companies that maintained an organizational structure called a "paired share REIT" under the grandfathering provisions of the Internal Revenue Code of 1986, as amended (the "Code"). The term LQ Corporation includes those entities owned or controlled by LQ Corporation (including its controlled subsidiaries LQ Properties and La Quinta Inns, Inc.); the term LQ Properties includes those entities owned or controlled by LQ Properties; and the terms "we," "us," "our," "La Quinta", "the companies" or "The La Quinta Companies" refers to LQ Corporation, LQ Properties and their respective subsidiaries, collectively.

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

        La Quinta's primary focus is the lodging business. La Quinta conducts the majority of its business and makes its investments through one principal business unit which owns and operates its lodging real estate assets. The lodging facilities include hotels located primarily in the western and southern regions of the United States. La Quinta's lodging real estate assets are owned by LQ Properties or its subsidiaries and operated by LQ Corporation through its subsidiary, La Quinta Inns, Inc.

Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

        Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in this Joint Quarterly Report on Form 10-Q (referred to as this Joint Quarterly Report), in accordance with the Rules and Regulations of the Securities and Exchange Commission (the "SEC"). We believe the disclosures contained in this Joint Quarterly Report are adequate to make the information presented not misleading. See our Joint Annual Report for additional information relevant to significant accounting policies that we follow.

        We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31,

2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

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

Valuation of Long-Lived Assets

        La Quinta's management reviews the performance of real estate investments on an on-going basis for impairment as well as when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. La Quinta identifies properties it intends to sell and properties it intends to hold for use. For each lodging asset held for use, La Quinta applies a probability-weighted estimation approach to recovery of the carrying amount of the asset to determine if the sum of expected future cash flows (undiscounted and without interest charges) of the asset exceeds its carrying amount. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the net book value of the asset, the excess of the net book value over La Quinta's estimate of fair value of the asset is charged to current earnings. La Quinta's estimate of fair value of the asset then becomes the new cost basis of the asset and this new cost basis is then depreciated over the asset's remaining life. When an asset is identified by management as held for sale, authority to sell the property has been obtained, and management expects to sell the asset within twelve months, the asset is classified as such and depreciation of the asset is discontinued and the carrying value is reduced, if necessary, to the estimated fair value less costs to sell by recording a charge to current earnings. Fair value is determined based upon an analysis of a number of different valuation methods including discounted cash flows of the assets at rates deemed reasonable for the type of property and prevailing market conditions, appraisal, multiple of revenues consistent with market conditions and, if appropriate, current estimated net sales proceeds from pending offers. All assets held for sale are monitored through the date of sale for potential adjustment based on offers La Quinta is willing to take under serious consideration and continued review of facts and circumstances. Once an asset is sold, contracts are reviewed to determine whether: (1) a sale has been consummated, (2) there has been a complete transfer of risks and rewards, (3) the buyer's investment is adequate and (4) there are any contingencies or obligations to La Quinta that should be taken into consideration in recording the disposition of the asset. A gain or loss on disposition is recorded to the extent that the amounts ultimately received for the sale of assets differ from the adjusted book values of the assets. Gains and losses on sales of assets are recognized at the time the assets are sold provided there is reasonable assurance of the collectibility of the sales price and any future activities to be performed by the companies relating to the assets sold are expected to be insignificant.

Stock Based Compensation

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment to FASB Statement 123" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS 148 on January 1, 2003.

        SFAS 123 provides companies an alternative to accounting for stock-based compensation as prescribed under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123 encourages, but does not require, companies to recognize expense for stock-based awards based on their fair value at date of grant. SFAS 123 allows companies to follow existing accounting rules (intrinsic value method under APB 25) provided that pro forma disclosures are made of what net income and earnings per share would have been had the fair value method been used. The companies have elected to adopt the disclosure requirements of SFAS 123, but will continue to account for stock-based compensation under APB 25 pending further guidance.

        At March 31, 2003, we had various stock-based employee compensation plans. We account for the plans under the recognition and measurement principles of APB 25 and related interpretations. No stock-based employee compensation cost is charged to earnings for options, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the companies' stock option-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method pursuant to SFAS 123, the companies' net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the three months ended March 31,
	2003	2002
	(In thousands, except per share data)
Net loss, as reported	$(50,288)	$(459,828)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,090)	(876)

Pro forma net loss	$(51,378)	$(460,704)
Earnings per share:
Basic and assuming dilution—as reported	$(0.35)	$(3.22)
Basic and assuming dilution—pro forma	$(0.36)	$(3.22)

        The companies grant restricted stock awards to certain employees. The difference between the price to the employee and the market value at grant date is charged to unearned compensation and carried as a component of equity and amortized over the related vesting period.

Reclassification

        Certain reclassifications have been made to the 2002 presentation to conform to the 2003 presentation.

Newly Issued Accounting Standards

        On June 28, 2002, the FASB voted in favor of issuing SFAS 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for financial statements issued for exit or disposal activities initiated after December 31, 2002. We have not yet determined the impact of SFAS 146 on our results of operations and financial position as we have no ongoing plans for exit or disposal activities of this nature.

2.     Supplemental Cash Flow Information

        Details of interest and income taxes paid and non-cash investing and financing transactions for LQ Corporation and LQ Properties follow:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Interest paid during the period	$25,091	$35,211
Interest capitalized during the period	—	306
Income taxes paid during the period	325	637
Non-cash investing and financing transactions:
Conversion of capital lease to operating lease	—	2,500

3.     Restructuring

        On January 2, 2002, the Restructuring between LQ Corporation and LQ Properties was completed whereby LQ Properties became a subsidiary controlled by LQ Corporation while continuing as a REIT. As a result of the Restructuring, each outstanding share of common stock of LQ Properties was converted into one share of class B common stock of LQ Properties and is attached and trades as a single unit with the common stock of LQ Corporation that had previously been paired with the common stock of LQ Properties. The Restructuring was accounted for as a reorganization of two companies under common control with no revaluation of the assets and liabilities of the combining companies. In connection with the Restructuring, LQ Properties transferred approximately $81 million of brand intangibles and related rights to La Quinta Franchise, LLC and La Quinta Worldwide, LLC (both consolidated subsidiaries of LQ Properties before the transfer). As part of our Restructuring, LQ Properties then transferred an approximate 98% interest in La Quinta Franchise, LLC and an approximate 40% interest in La Quinta Worldwide, LLC to LQ Corporation in exchange for approximately 9,430,000 unpaired shares of LQ Corporation common stock. LQ Properties' investment in the 9,430,000 shares of LQ Corporation common stock has been presented as contra equity on the accompanying LQ Properties' balance sheet as of March 31, 2003 and December 31, 2002, in accordance with EITF 98-2, "Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of Its Parent Company or Joint Venture Partner".

        As a result of the transfer of a majority interest in La Quinta Franchise, LLC to LQ Corporation, La Quinta Franchise, LLC is consolidated into the financial statements of LQ Corporation. The net effect of these transactions was an approximate $15 million and $42 million reduction in LQ Properties' assets and shareholders' equity, respectively. As a result of our Restructuring, we recorded a one-time charge of approximately $196,520,000 in January 2002 to establish the net deferred tax liability of La Quinta and recognize the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including net operating losses ("NOLs") of LQ Properties and LQ Corporation.

4.     Property, Plant and Equipment

        The following is a summary of our investment in property, plant and equipment:

	March 31, 2003	December 31, 2002
	(In thousands)
Land	$363,011	$358,875
Buildings and improvements, net of accumulated depreciation of $406,138 and $385,541 and impairments of $118,986 and $58,243	1,847,488	1,925,868
Assets held for sale, net of accumulated depreciation of $5,334 and $5,334 and impairments of $25,311 and $24,042	24,077	25,346

Property, plant and equipment, net	$2,234,576	$2,310,089

        At March 31, 2003 and December 31, 2002, the net book value of lodging property, plant, and equipment was $2,174,518,000 (net of impairments of $118,986,000) and $2,248,710,000 (net of impairments of $58,243,000), respectively. During the three months ended March 31, 2003, we incurred $14,517,000 in capital improvements related to lodging properties. Additionally, during the three months ended March 31, 2003, we recorded depreciation expense and write-offs of $27,966,000 on lodging property, plant and equipment. During the three months ended March 31, 2003, we recorded $60,743,000 of impairments related to ten held for use properties.

        At March 31, 2003 and December 31, 2002, the net book value of corporate property, plant and equipment was $35,981,000 and $36,033,000, respectively. During the three months ended March 31, 2003, we incurred $2,754,000 in capital improvements related to corporate property, plant and equipment. Additionally, during the three months ended March 31, 2003, we recorded depreciation expense and write-offs of $2,806,000 on corporate property, plant and equipment, of which $183,000 related to the early retirement of certain hardware and software costs.

        At March 31, 2003 and December 31, 2002, certain assets were classified as held for sale based on management having the authority, intent, and ability to enter into commitments for sale transactions expected to close in the next twelve months. At March 31, 2003 and December 31, 2002, the net book value after impairment of assets held for sale was $24,077,000 and $25,346,000, respectively. During the three months ended March 31, 2003, we recorded additional impairments of $1,269,000 related to seven properties held for sale. No lodging asset sales occurred during the three months ended March 31, 2003. The assets classified as held for sale at March 31, 2003 had combined earnings before income taxes, depreciation and amortization of $493,000 and $387,000 for the three months ended March 31, 2003 and 2002, respectively.

        The following details changes in the net book value of property, plant and equipment for the three months ended March 31, 2003:

	Lodging	Corporate	Held-for-sale	Total
	(In thousands)
Property, plant and equipment, net at December 31, 2002	$2,248,710	$36,033	$25,346	$2,310,089
Capital improvements	14,517	2,754	—	17,271
Depreciation expense and write-offs	(27,966)	(2,806)	—	(30,772)
Impairments	(60,743)	—	(1,269)	(62,012)

Property, plant and equipment, net at March 31, 2003	$2,174,518	$35,981	$24,077	$2,234,576

        We continue to evaluate the assets in our total portfolio as well as to pursue an orderly disposition of our held for sale assets. There can be no assurance if or when sales will be completed or whether such sales will be completed on terms that will enable us to realize the full carrying value of such assets.

5.     Mortgages and Other Notes Receivable

        At both March 31, 2003 and December 31, 2002, the net book value after impairment of mortgages receivable was $26,212,000. We currently intend to hold two mortgage loans on medical office buildings which serve as the headquarters for a healthcare operator. The interest income on these two facilities was approximately $154,000 and $187,000 for the three months ended March 31, 2003 and 2002, respectively.

        At March 31, 2003 and December 31, 2002, the net book value of other notes receivable was $33,495,000 and $33,931,000, respectively. Included in other notes receivable is $32,681,000 in subordinated notes received as consideration in connection with the sale of certain healthcare assets during 2002. We currently intend to hold these notes to maturity. Interest income on these notes was $1,088,000 and $991,000 for the three months ended March 31, 2003 and 2002, respectively.

6.     Indebtedness

        We had the following debt activity for the three months ended March 31, 2003:

	Notes Payable	Bank Notes Payable	Total
	(In thousands)
December 31, 2002	$665,041	$—	$665,041
Borrowings	325,000	35,000	360,000
Repayment of principal	(75,291)	(35,000)	(110,291)
Other	(23)	—	(23)

March 31, 2003	$914,727	$—	$914,727

Notes Payable

        During the three months ended March 31, 2003, we repaid approximately $75,247,000 in principal on notes payable scheduled to mature (or that were redeemable at the option of the holders) on September 10, 2003 and September 26, 2003 and recorded a net loss on early extinguishment included in other expense during the three months ended March 31, 2003 of approximately $1,934,000. Additionally, we repaid approximately $44,000 in principal on other notes payable during the three months ended March 31, 2003. During this same period, we also issued $325,000,000 of senior notes bearing a coupon rate of 8 7/8% and having a maturity of March 15, 2011. These notes were issued by LQ Properties, and guaranteed by LQ Corporation. These notes contain, among other types of covenants, certain restrictive financial incurrence covenants, such as limitations on indebtedness and restricted payments.

Bank Notes Payable

        We are a party to a credit agreement with a bank group which provides for a $225,000,000 revolving line of credit (the "Credit Facility"). On March 5, 2003, the Credit Facility was amended, which resulted in extension of the maturity date to January 4, 2004, reduction in the commitment amount to $125,000,000, elimination of the minimum lodging EBITDA covenant and modification of other covenants and other provisions.

        Approximately $102,317,000 (net of a $22,683,000 outstanding letter of credit) was available under the revolving line of credit at March 31, 2003. Borrowings under the revolving line of credit currently bear interest at London Interbank Offered Rate ("LIBOR") plus 3.50%. During the three months ended March 31, 2003, we borrowed and repaid $35,000,000 under the revolving line of credit.

        The Credit Facility, as amended contains several restrictive financial covenants (as defined in the credit agreement), which include the following:

  •
  net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") (total leverage) ratio;
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

7.     Commitments and Contingencies

        On December 7, 2000, a legal action was filed in the United States District Court for the District of Colorado, entitled Eric Potteiger v. La Quinta Inns, Inc. and The Meditrust Companies (Civ. Action No. 00-D-2456). On March 29, 2001, a legal action was filed in the United States District Court for the District of Colorado, entitled Dawn Grawe v. La Quinta Inns, Inc. and The Meditrust Companies (Civ. Action No. 01-B-552). We are named as a defendant in each of the complaints. Plaintiffs in each of these suits seek to recover compensatory and punitive damages from us for injuries which they allegedly sustained in October 2000 as a result of carbon monoxide exposure which they experienced while guests at a La Quinta Inn & Suites. We have insurance coverage that may be available to cover some or all of the potential losses resulting from such incidents although losses characterized as punitive or similar damages may not be covered by customary insurance coverage such as ours. On July 17, 2001, the Potteiger and Grawe matters were consolidated. On February 3, 2003, La Quinta Inns, Inc. entered into a confidential settlement agreement with Dawn Grawe. We believe that La Quinta Inns, Inc. has meritorious defenses to the remaining lawsuit that may satisfy all or part of any potential liability that may be found against La Quinta Inns, Inc. We intend to continue vigorously contesting and defending this case.

        On June 27, 2001, a complaint was filed in the United States District Court for the District of Massachusetts, entitled Steadfast Insurance Co. v. Meditrust Corp., et al. (Civ. Action No. 01-CV-11115-MEL). On November 30, 2001 that complaint was amended, and the amended complaint was entitled Steadfast Insurance Co. v. La Quinta Properties, Inc. (Civ. Action No. 01-CV-11115-MEL). The complaint and the amended complaint were filed by plaintiff under seal. LQ Properties accepted service of the amended complaint on December 19, 2001 and filed an answer and counterclaim on April 3, 2002. The plaintiff, which claims to be the subrogee or assignee of the claims of various entities, alleges purported causes of action including breach of contract, negligence, violation of 15 U.S.C. § 771, violation of Mass. Gen. L. c. 110 § 410, negligent misrepresentation and violation of Mass. Gen. L. c. 93A, § 11, arising out of an alleged misrepresentation in the offering memorandum for Meditrust Corporation's 7.114% Exercisable Put Option Securities. The amended complaint seeks approximately $15 million plus other potential damages. LQ Properties filed a motion for summary judgment on June 27, 2002. The plaintiff opposed that motion on August 26, 2002, at which time the plaintiff also cross-moved for summary judgment, which LQ Properties opposed on October 25, 2002. A hearing on the cross-motions for summary judgment is currently set for May 22, 2003. We believe that LQ Properties has meritorious defenses to the lawsuit, as well as claims against a third-party defendant and non-parties to the lawsuit that may satisfy all or part of any potential liability that may be found against LQ Properties. We intend to continue vigorously contesting and defending this case.

        In January 2002, KSL Desert Resorts, Inc. filed a legal action in the United States District Court for the Central District of California against LQ Corporation, et al. (No. CV-02-007 RT (SGLx)). The plaintiff, which uses the name "La Quinta Resort & Club" for a destination resort and country club located in La Quinta, California, claims that LQ Corporation has infringed its alleged trademark rights, among other allegations, notwithstanding our "incontestable" federal trademark registrations of the mark "La Quinta" and other marks including the mark "La Quinta" for hotel and motel services. The plaintiff seeks an injunction to prevent La Quinta, our agents, servants, employees, and our attorneys from using the mark "La Quinta" in Palm Springs, in the Coachella Valley, or throughout the United States. The plaintiff also seeks to cancel our federal trademark registrations that include the phrase "La Quinta" and to require destruction of any items under our control which include the phrase "La Quinta." In October, 2002, the defendants filed an answer denying the material allegations in the complaint and asserting several affirmative defenses, including defenses alleging that the plaintiff is estopped from asserting its actions. The defendants also filed counterclaims seeking to cancel plaintiff's federal trademark registrations using the "La Quinta" name for its destination resort and club. During settlement negotiations, the parties have reached apparent tentative settlement agreements, but those efforts have failed to result in a final and binding agreement. The action remains in the pre-trial stage, and the Court has stayed proceedings until August 1, 2003, to allow time for the parties to conduct a mediation of the dispute. If the mediation is unsuccessful in settling or satisfactorily resolving the dispute, we intend to vigorously defend the complaint and pursue our counterclaims.

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

        We are party to a number of other claims and lawsuits arising out of the normal course of business. We regularly evaluate our ultimate liability and attendant costs with respect to these claims and lawsuits. During the three months ended March 31, 2003, we increased the estimate of our potential exposure on certain claims related to our lodging operations.

        Under certain franchise agreements, we are committed to provide financial assistance, including but not limited to, loans, reimbursements, rebates, credits and other incentive payments to help defray the cost of construction and other costs associated with opening and operating a La Quinta hotel. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise or joint venture agreements. At March 31, 2003, we had $10.1 million in outstanding commitments of financial assistance to various franchisees, of which $5.2 million had been funded, net of $0.2 million of repayments. The unamortized balance of amounts funded on other incentive payments is included in Other Non-current Assets in the accompanying consolidated balance sheet. These agreements generally require that, in the event that the franchise relationship is terminated, the franchisee either repay the outstanding loan balance or unamortized portion of other incentive payments, or transfer to us any equipment, computer or other property purchased by franchisee with other incentive payments.

        LQ Properties had purchase commitments related to certain new construction and renovation projects of approximately $3,300,000 at March 31, 2003.

8.     Distributions Paid to Shareholders

        On March 31, 2003, LQ Properties paid a quarterly dividend at a rate of 9.00% per annum on the liquidation preference of $25,000 per share to the holder of its 9.00% Series B Cumulative Redeemable Preferred Stock.

        On March 31, 2003, LQ Properties also paid a quarterly dividend of $0.5625 per depositary share of preferred stock to holders of record on March 14, 2003 of its 9.00% Series A Cumulative Redeemable Preferred Stock.

        LQ Properties paid no dividends to the sole holder of its Class A common stock, LQ Corporation, during the three months ended March 31, 2003.

9.     Other Expense (Income)

        We recorded approximately $3,183,000 in other expense for the three months ended March 31, 2003 compared to $2,660,000 of other income for the three months ended March 31, 2002. Other expense (income) is comprised of the following:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Bad debt recoveries(1)	$(4)	$(7)
Gain on sale of assets and related costs	(86)	(2,492)
Loss (gain) on early extinguishments of debt(2)	1,934	(161)
Other(3)	1,339	—

Total other expense (income)	$3,183	$(2,660)

(1)
Amounts relate to recovery of healthcare receivables previously written off.
(2)
Incurred in connection with the prepayment of principal on notes payable.
(3)
Primarily related to an adjustment of actuarial assumptions on deferred compensation agreements and changes in net cash surrender values of key man life policies in the healthcare business.

        Changes in accrued restructuring costs for the three months ended March 31, 2003 were as follows:

	Severance & Other Exit Costs	Other	Total
	(In thousands)
December 31, 2002	$1,159	$2,110	$3,269
Payments	(149)	(122)	(271)
Accrual Adjustments	29	(110)	(81)

March 31, 2003	$1,039	$1,878	$2,917

10.   Income Taxes

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

        LQ Corporation income tax benefit (expense) is based on reported earnings before income taxes, adjusted to give effect to the income tax consequences to LQ Corporation of any amounts attributable to minority interests. Deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting and such amounts recognized for tax purposes, which requires recognition of deferred tax assets and liabilities. Deferred income taxes include amounts attributable to LQ Properties, as those differences will affect amounts currently or ultimately required to be distributed by LQ Properties to LQ Corporation as taxable dividends. As a result of our Restructuring, we recorded a one-time charge of approximately $196,520,000 in January 2002 to establish the net deferred tax liability of La Quinta and to recognize the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including NOLs of LQ Properties and LQ Corporation. As a result of recording the one-time charge, the valuation allowance that existed at December 31, 2001 with respect to the net deferred tax asset of LQ Corporation was reversed.

        As of the three months ended March 31, 2003 and the year ended December 31, 2002, our total federal NOL carryforwards were approximately $424,300,000, of which approximately $167,900,000 is available to LQ Properties and its taxable REIT subsidiaries. The related deferred tax asset of $159,800,000 is subject to a valuation allowance of $6,400,000 for certain state operating loss carryovers. No valuation allowance has been provided for federal NOL carryforwards available to LQ Properties and LQ Corporation. LQ Properties and its taxable REIT subsidiaries have recorded a full valuation allowance for capital loss carryforwards of approximately $40,400,000, as utilization of these losses within the statutory five-year carryover period is not reasonably assured. LQ Properties has also recorded a full valuation allowance with respect to federal tax credits of approximately $6,600,000 (primarily alternative minimum tax) made available to LQ Properties as a result of the Restructuring.

        Income tax benefit (expense) for the three months ended March 31, 2003 and 2002 consisted of the following:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Current income tax benefit (expense)	$128	$(184)
Net deferred tax liability recorded as a result of Restructuring	—	(196,520)
Deferred income tax benefit	33,041	32

Total income tax benefit (expense)	$33,169	$(196,672)

11.   Earnings Per Share

        Earnings per share for LQ Corporation is computed as follows:

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share data)
Loss before cumulative effect of change in accounting principle	$(50,288)	$(200,871)
Cumulative effect of a change in accounting principle	—	(258,957)

Net loss	$(50,288)	$(459,828)

Weighted average outstanding shares of paired common stock	142,701	142,980
Dilutive effect of stock options	—	—

Dilutive potential of paired common stock	142,701	142,980

Earnings per share—basic and assuming dilution
Loss before cumulative effect of change in accounting principle	$(0.35)	$(1.41)
Cumulative effect of a change in accounting principle	—	(1.81)

Net loss	$(0.35)	$(3.22)

        Options to purchase 6,734,000 (exercise prices ranging from $3.86 per share to $16.06 per share) and 2,344,000 (exercise prices ranging from $5.88 per share to $32.77 per share) paired shares were outstanding during the three months ended March 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share ("EPS") because the options' exercise prices were equal to or greater than the average market price of the common shares and because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from September 2004 to February 2013, were still outstanding at March 31, 2003.

        In addition, options to purchase 5,856,000 paired shares (weighted average effect of 103,000 shares for the three months ended March 31, 2003) at exercise prices ranging from $1.94 per share to $3.79 per share were outstanding during the three months ended March 31, 2003 and were not included in the computation of diluted EPS because their inclusion would result in an antidilutive per-share amount as the companies reported a loss from continuing operations for the three months ended March 31, 2003.

        In addition, options to purchase 6,514,000 paired shares (weighted average effect of 2,297,000 shares for the three months ended March 31, 2002) at exercise prices ranging from $1.94 per share to $6.60 per share were outstanding during the three months ended March 31, 2002 and were not included in the computation of dilutive EPS because their inclusion would result in an antidilutive per-share amount as the companies reported a loss from continuing operations for both years.

12.   Transactions between LQ Corporation and LQ Properties

        LQ Corporation, exclusive of its controlled subsidiaries, leases hotel facilities from LQ Properties and its subsidiaries. The hotel facility lease agreements, as modified, between LQ Corporation and LQ Properties are for a five-year term (expiring July 2003). Through March 31, 2002, the leases provided for a fixed payment of base rent plus a percentage rent based on room and other revenues and required LQ Properties to assume costs attributable to property taxes and insurance and to fund certain capital expenditures. Subsequent to March 31, 2002, the modified lease agreements provide for a percentage rent payment only in an amount equal to 40 percent of the gross revenues from the hotel facilities and require LQ Properties to pay property taxes and insurance and to fund certain capital expenditures. LQ Properties and LQ Corporation intend to enter into new leases when the current leases, as modified, expire in July 2003. At March 31, 2003 and December 31, 2002, LQ Corporation owed LQ Properties $148,058,000 related to these leases. LQ Corporation has operated at a substantial loss due in part to the lease payments required to be made under the intercompany leases. The companies believe that the intercompany leases conformed with normal business practices at the time they were entered into and were consistent with leases entered into on an arm's length basis. Due to the unexpected shortfall in the operating revenues generated by the leased hotels, LQ Properties and LQ Corporation modified the intercompany leases, effective April 1, 2002, which has resulted in a decline in revenue for LQ Properties and a decline in expenses for LQ Corporation.

        A subsidiary of LQ Corporation also has a royalty arrangement with a subsidiary of LQ Properties for the use of the La Quinta® tradename at a rate of approximately 2.5% of gross revenue, as defined in the royalty agreement. The royalty agreement expires on July 17, 2003 and will renew automatically for additional five-year terms unless earlier terminated. At March 31, 2003 and December 31, 2002, LQ Corporation owed LQ Properties $7,870,000, related to the royalty arrangement.

        LQ Corporation provides certain management services to LQ Properties primarily related to executive management, general tax preparation, consulting, legal, accounting and certain aspects of human resources. LQ Properties compensates LQ Corporation for the direct costs of providing such services.

13.   Subsequent Events

        On April 2, 2003, we repaid approximately $105,483,000 in principal on notes payable scheduled to mature (or that were redeemable at the option of the holders) on September 26, 2003, March 15, 2004 and August 15, 2004 and recognized a net loss on early extinguishment of approximately $4,000,000.

        On April 24, 2003, the Board of Directors of LQ Properties declared a dividend of $30,000,000 to be paid on April 25, 2003 to LQ Corporation in its capacity as the sole holder of LQ Properties Class A common stock.

        On April 24, 2003, the Board of Directors, upon the recommendation of the Audit Committee, approved the dismissal of Pricewaterhouse Coopers LLP and the engagement of Ernst & Young LLP as its independent auditors for fiscal year ending December 31, 2003, effective on the date of and immediately following the filing of this Joint Quarterly Report.

        On May 2, 2003, we sold a lodging facility with a net book value of approximately $1,900,000 for gross proceeds of approximately $1,950,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with the financial statements and related notes included elsewhere in this Joint Quarterly Report. The results discussed below are not necessarily indicative of the results to be expected in future periods. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors. You should read the discussion about forward-looking statements in this Joint Quarterly Report under the heading "About this Joint Quarterly Report—Forward-Looking Statements" and "Cautionary Statements Regarding Forward-Looking Statements." This section will also direct you to the section of our Joint Annual Report under the heading "Items 1 and 2—Description of Our Business and Our Properties—Certain Factors You Should Consider About Our Companies, Our Businesses And Our Securities" and "About this Joint Annual Report—Forward-Looking Statements." We undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances, including those described in our Joint Annual Report in the section entitled "Certain Factors You Should Consider About Our Companies, Our Businesses and Our Securities."

Overview

        The basis of presentation includes Management's Discussion and Analysis of Financial Condition and Results of Operations for each of the separate companies, LQ Corporation and LQ Properties, on a consolidated basis. Our management believes that LQ Corporation's consolidated presentation is more informative to holders of our common stock.

General

        We are a leading limited-service lodging company providing clean and comfortable rooms at affordable prices in convenient locations. We are one of the largest owner/operators of limited-service hotels in the United States. We owned and operated 211 La Quinta Inns® (6 are located on land that is leased from third parties) and 73 La Quinta Inn & Suites® containing approximately 37,000 rooms in 28 states as of March 31, 2003. We strive to design hotels that attract both business and leisure travelers seeking quality rooms that are generally comparable to those of mid-price, full service hotels, but at lower average room rates. We believe that by not providing full-service, management-intensive facilities and services, such as in-house restaurants, cocktail lounges or room service, that typically carry high fixed costs and low margins, we are able to deliver a product that satisfies our customers' needs and price expectations, while also permitting us to concentrate on the variable cost structure and the high-margin nature of our limited-service product.

        In addition to owning and operating our hotel properties we license the use of our proprietary brand names, including La Quinta®, La Quinta Inns® and La Quinta Inn & Suites®, in return for royalty and other fees through franchise agreements with franchisees. As of March 31, 2003, our franchisees operated 35 La Quinta Inns® and 33 La Quinta Inn & Suites® representing over 6,000 rooms under our brands. We also earn interest income on approximately $58,893,000 of healthcare related investments held at March 31, 2003.

        As part of our continued focus on the improvement of revenue performance, we launched our redesigned La Quinta Returns® loyalty program in 2002. While the previous program allowed members to earn "free stay" certificates, the new Returns program allows members to earn points that can be redeemed for a variety of rewards in addition to free stay certificates. In addition, we have added several new electronic distribution channels and have expanded and reshaped our sales force to put more emphasis on local sales efforts.

La Quinta Corporation—Results of Operations

        We earn revenue primarily by operating 211 La Quinta Inns® and 73 La Quinta Inn & Suites® as well as licensing the use of our brand in return for license and other fees under our franchise program.

Comparison of the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002

        Net loss decreased by $409,540,000, or $2.87 per diluted common share, to $50,288,000, or $0.35 per diluted common share, for the three months ended March 31, 2003 compared to a net loss of $459,828,000, or $3.22 per diluted common share, for the three months ended March 31, 2002. The decrease in net loss was primarily due to one time charges recorded in the three months ended March 31, 2002:

  •
  a one-time charge of approximately $196,520,000 recorded during the three months ended March 31, 2002, to establish the net deferred tax liability of LQ Corporation and recognize the future impact of temporary differences between book value and tax basis of lodging and healthcare assets and liabilities, including NOLs of LQ Properties and LQ Corporation;
  •
  a charge of approximately $258,957,000 recorded as a cumulative effect of change in accounting principle during the three months ended March 31, 2002, to reflect an adjustment to goodwill as a result of the implementation of SFAS 142; and
  •
  decreases in lodging and other revenues of approximately $17,049,000 to $121,473,000 for the three months ended March 31, 2003 compared to $138,522,000 for the three months ended March 31, 2002.

        The effect of these charges on the comparison of net loss available to common shareholders for the three months ended March 31, 2003 and 2002 was partially offset by net impairments on property, plant and equipment recorded during the three months ended March 31, 2003 of approximately $62,012,000.

        The following table summarizes statistical lodging data for the three months ended March 31, 2003 and 2002(1):

	2003	2002
Number of Company-owned Hotels in Operation:
Inns	211	219
Inn & Suites	73	72
Franchise Hotels Open	68	43
Company-owned Hotels Under Construction or Refurbishment	—	—
Occupancy Percentage
Inns	53.2%	57.8%
Inn & Suites	57.0%	62.2%
Total Company	54.2%	58.9%
ADR(3)
Inns	$58.49	$56.99
Inn & Suites	$72.17	$72.43
Total Company	$62.27	$61.11
RevPAR(4)
Inns	$31.12	$32.91
Inn & Suites	$41.10	$45.03
Total Company	$33.75	$35.97
Available Room-Nights(2)	3,341	3,415
Room-Nights Sold(2)	1,811	2,010
Comparable Hotels(5)	282	282
Occupancy Percentage	54.2%	59.3%
ADR(3)	$62.33	$61.44
RevPAR(4)	$33.79	$36.43
Available Room-Nights(2)	3,316	3,317
Room-Nights Sold(2)	1,798	1,967

(1)
Unless otherwise noted, operating data is only for company-owned hotels.
(2)
Available room-night count and room-nights sold in thousands.
(3)
Represents average daily rate.
(4)
Represents net revenue per available room.
(5)
Represents hotels open at least two years as of March 31, 2003.

        The following table sets forth certain information regarding our top ten markets ranked by the number of rooms owned in each of our top ten markets to our total rooms owned portfolio as of March 31, 2003. The market RevPAR performance data reflects RevPAR performance during the three months ended March 31, 2003 within La Quinta's defined competitive set within each local market, as aggregated by Smith Travel Research. During the three months ended March 31, 2003, the market RevPAR performance for La Quinta's top ten markets declined 7%. La Quinta's RevPAR performance in these top ten markets declined 11%. La Quinta's RevPAR declined more than the market primarily due to weak RevPAR performance in Dallas/Ft. Worth, Denver, New Orleans and Orlando.

	Owned Hotels		Owned Rooms
Market	No.	% of Total	No.	% of Total	2003 First Quarter RevPAR % Change
Dallas/Ft. Worth	21	7%	2,860	8%	(6)%
Houston	17	6%	2,184	6%	(11)%
San Antonio	10	4%	1,565	4%	(12)%
Denver	10	4%	1,311	4%	(5)%
New Orleans	8	3%	1,178	3%	(16)%
Austin	9	3%	1,179	3%	(2)%
Phoenix	8	3%	1,010	3%	6%
Orlando	7	2%	1,033	3%	(15)%
Atlanta	8	3%	1,027	3%	(6)%
Miami/Ft. Lauderdale	7	2%	965	3%	(2)%

Top Ten Markets	105	37%	14,312	40%	(7)%
Other Markets	179	63%	22,827	60%	(1)%

All Markets	284	100%	37,139	100%	(4)%

Revenues and Expenses

        Lodging revenues decreased by $11,660,000, or 8.8%, to $120,242,000 for the three months ended March 31, 2003 compared to $131,902,000 for the three months ended March 31, 2002. Lodging revenues include revenues from room rentals and other revenue, such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. In addition, lodging revenues include franchise fees charged to franchisees for operating under the La Quinta brand name and using our hotel designs, operating systems and procedures. Lodging revenues also include approximately $1,703,000 in revenues related to TeleMatrix, a provider of telephones, software and equipment for the lodging industry. The decrease in lodging revenues was primarily due to a decrease in room revenues which accounts for approximately $112,754,000, or 94%, of lodging revenues. Room revenue is dictated by demand, measured as occupancy percentage, pricing, measured as average daily rate, or "ADR," and the level of available room inventory. Room revenues decreased during the three months ended March 31, 2003 compared to the three months ended March 31, 2002 due to several factors, including but not limited to:

  •
  continuing decreases in demand resulting from the downturn in the national economy, the aftermath of the 2001 terrorist attacks on the United States and the impact of the war in Iraq. Business and leisure travel continued to lag during the three months ended March 31, 2003 as companies reduced corporate travel and the demand from leisure travelers weakened. This reduced demand was reflected in the decrease in our occupancy percentage by 4.7 percentage points to 54.2% for the three months ended March 31, 2003 compared to 58.9% for the three months ended March 31, 2002; and
  •
  sale of hotel properties during 2002 caused decreases in room revenues for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Available room inventory decreased by 74,000 room-nights primarily due to the sale of 6 hotels during the last nine months of 2002. The impact on room revenues during the three months ended March 31, 2003 due to such sales was approximately $1,225,000.

        Net revenue per available room, or RevPAR, which is the product of ADR and occupancy percentage, decreased $2.22, or 6.2%, to $33.75 for the three months ended March 31, 2003 compared to $35.97 for the three months ended March 31, 2002. RevPAR declined as a result of the above-mentioned factors. We expect these weak demand trends to continue into the second quarter.

        Other revenues, which include revenues from leasing and mortgage financing on healthcare real estate, decreased by $5,389,000, or 81.4%, to $1,231,000 for the three months ended March 31, 2003, compared to $6,620,000 for the three months ended March 31, 2002. The decrease in other revenues was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages during the last nine months of 2002 and the first three months of 2003. Assets that were sold in the twelve months subsequent to March 31, 2002 generated revenues of $5,008,000 during the three months ended March 31, 2002.

        Direct lodging operations expenses decreased by $2,766,000, or 4.8%, to $55,278,000 for the three months ended March 31, 2003 compared to $58,044,000 for the three months ended March 31, 2002. Direct lodging operating costs include costs directly associated with the operation of the hotels such as direct labor, utilities and hotel supplies. Direct lodging operating costs decreased during the three months ended March 31, 2003 due to our continued emphasis on cost control and the decrease in occupancy and available rooms which resulted in the reduction of certain variable costs such as:

  •
  salaries and related benefits decreased $1,570,000, or 5.3%; and
  •
  other variable expenses, including supplies, travel agency commissions, guest services and credit card processing costs, decreased by $1,066,000, or 10.9%.

        In addition, energy costs decreased by $357,000 for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 as a result of deregulation in certain markets as well as decreases in energy rates coupled with a decrease in usage resulting from the decline in occupancy. These decreases in direct lodging expenses were offset by increases in repair and maintenance of $233,000.

        Other lodging expenses decreased by $1,171,000, or 5.9%, to $18,559,000 for the three months ended March 31, 2003 compared to $19,730,000 for the three months ended March 31, 2002. Other lodging expenses include property taxes, insurance, certain La Quinta Returns loyalty program expenses, franchise program costs, corporate allocations charged to our company owned hotel operations based on a percentage of room revenue and certain costs related to our TeleMatrix subsidiary. The net decrease in other lodging expenses was comprised of:

  •
  decreases in franchise related expenses of approximately $1,387,000; and
  •
  increases in insurance costs of approximately $404,000.

        General and administrative expenses increased by approximately $585,000, or 4.0%, to $15,211,000 for the three months ended March 31, 2003 compared to $14,626,000 for the three months ended March 31, 2002. General and administrative expenses include, among other costs, information services, legal, finance and accounting costs, sales, marketing, reservations, human resources and corporate operations. The increase in general and administrative costs primarily relates to additional expenses resulting from sales initiatives, new quality assurance initiatives, sales and use taxes, information systems and increased cost associated with the system wide conference, as well as a decline in corporate allocations related to services provided to our owned hotels that are based on a percentage of hotel revenues. These increases were offset by decreases in expenses incurred to support our healthcare operations during the three months ended March 31, 2003. We anticipate that general and administrative expenses will continue to increase due to the expansion of our sales force, additional information system costs and the continued decline in corporate overhead allocations related to services provided to our owned hotels that are based on a percentage of hotel revenues.

Interest, Net

        Interest, net decreased by $4,347,000, or 23.4%, to $14,249,000 during the three months ended March 31, 2003 compared to $18,596,000 during the three months ended March 31, 2002. The decrease in interest expense is due to principal payments made on our debt of $431,344,000 from March 31, 2002 to March 31, 2003. We used the proceeds generated from asset sales and mortgage repayments during the last nine months of 2002 and proceeds from the issuance of 8 7/8% senior notes on March 19, 2003 to fund the principal repayments. This decrease was offset by a decline of $187,000 in interest income from investment of cash reserves from the three months ended March 31, 2003 compared to the same period in 2002.

Depreciation and Amortization Expense

        Depreciation, amortization and write-offs increased by $2,169,000, or 7.3%, to $31,928,000 for the three months ended March 31, 2003 compared to $29,759,000 for the three months ended March 31, 2002. This increase is primarily due to early retirement losses of $2,011,000 on hotel assets replaced during our ongoing renovation program and write-offs of certain internal and external software costs.

Impairment of Property, Plant and Equipment

        An impairment on property, plant and equipment of $62,012,000 was recorded for the three months ended March 31, 2003, when the current facts, circumstances and analysis indicated that the assets were impaired. The impairment was comprised of $60,743,000 of impairments related to ten held for use properties and $1,269,000 of impairments related to seven properties that were held for sale at March 31, 2003. There were no impairments recorded on assets for the three months ended March 31, 2002.

Other Expense (Income)

        We recorded approximately $3,183,000 in other expense for the three months ended March 31, 2003 compared to $2,660,000 of other income for the three months ended March 31, 2002. Other expense (income) is comprised of the following:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Bad debt recoveries	$(4)	$(7)
Gain on sale of assets and related costs	(86)	(2,492)
Loss (gain) on early extinguishments of debt	1,934	(161)
Other	1,339	—

Total other expense (income)	$3,183	$(2,660)

  •
  We recovered approximately $4,000 and $7,000 during the three months ended March 31, 2003 and 2002 of receivables previously written off.
  •
  We recognized gains and related costs on the sale of property, plant and equipment of $86,000 and $1,194,000 for the three months ended March 31, 2003 and 2002, respectively. In addition, mortgage repayments resulted in a gain of $1,298,000 for the three months ended March 31, 2002.
  •
  During the three months ended March 31, 2003 and 2002, we recorded a net loss of $1,934,000 and a net gain of $161,000 on extinguishments of debt, respectively.
  •
  We recognized expenses of $1,339,000 primarily related to an adjustment of actuarial assumptions on deferred compensation agreements and changes in net cash surrender values of key man life policies in the healthcare business.

Liquidity and Capital Resources

Overview

        As of March 31, 2003, we had approximately $310 million of liquidity, which was composed of $208 million of cash and $102 million of unused capacity under our $125 million revolving Credit Facility after giving effect to approximately $23 million of a letter of credit issued thereunder. The $23 million letter of credit supports insurance arrangements. The letter of credit supporting a industrial revenue bond expired in January 2003. Because the bond requires full-year extensions of the letter of credit and since our Credit Facility was expected to mature on May 31, 2003 (without considering extension options), we did not renew the letter of credit. As a result, we funded the repurchase of the bond of approximately $4.5 million in January 2003. This is similar to our action with respect to this bond in June 2001, which was subsequently followed by a reissuance of the bond. The guarantee of the bond was a condition of the sale of a healthcare asset by us to a third party in September 1995. On March 5, 2003, we amended our credit facility, which eliminated and modified certain covenants and extended the maturity to January 4, 2004.

        In addition, as of March 31, 2003, we had approximately $24 million in net book value, after impairment adjustments, of lodging assets held for sale. We have approximately $31 million of debt maturing in 2003, including the 7.82% notes due in 2026, which are redeemable at the option of the holders in September 2003. As of March 31, 2003, none of our debt obligations were floating rate obligations in which interest payments vary with fluctuations in LIBOR.

        We earn revenue principally by operating 211 La Quinta Inns® and 73 La Quinta Inn & Suites® as well as licensing the use of our brand in return for license and other fees under our franchise program. To a lesser extent, we also generate revenues from healthcare related financing and from telecom equipment sales.

Cash Flows from Operating Activities

        Our sale of assets, the downturn in the national economy, the aftermath of the terrorist attacks against the United States and the impact of the war in Iraq have had a negative impact upon our operating cash flows. We expect the negative impact to continue through the second quarter of 2003.

Cash Flows from Investing and Financing Activities

        As of March 31, 2003, our gross investment in property, plant and equipment totaled approximately $2.8 billion consisting of 284 hotel facilities in service and corporate assets. During the first three months of 2003, we spent approximately $17 million on capital improvements and renovations to existing hotels, construction and corporate expenditures.

        Under certain franchise agreements, we are committed to provide financial assistance, including but not limited to, loans, reimbursements, rebates, credits and other incentive payments to help defray the cost of construction and other costs associated with opening and operating a La Quinta hotel. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise or joint venture agreements. At March 31, 2003, we had $10.1 million in outstanding commitments of financial assistance to various franchisees, of which $5.2 million had been funded, net of $0.2 million of repayments. The unamortized balance of amounts funded on other incentive payments is included in Other Non-current Assets in the accompanying consolidated balance sheet. These agreements generally require that, in the event that the franchise relationship is terminated, the franchisee either repay the outstanding loan balance or unamortized portion of other incentive payments, or transfer to us any equipment, computer or other property purchased by franchisee with other incentive payments.

        Additionally, LQ Properties had purchase commitments related to certain new construction and renovation projects of approximately $3.3 million at March 31, 2003.

        We expect to provide funding for new investments through a combination of long-term and short-term financing including debt, equity and cash. We also provide funding for new investments through internally generated cash flow and the sale of selected assets. We may obtain long-term financing through the issuance of equity securities, long-term secured or unsecured notes, convertible debentures and the assumption of mortgage notes. We may obtain short-term financing through the use of our revolving line of credit, which may be replaced with long-term financing as appropriate. From time to time, we may utilize interest rate swaps to manage our variable interest rate exposure.

        We are a party to a credit agreement with a bank group which provided a $225 million revolving line of credit. On March 5, 2003, the Credit Facility was amended, which resulted in an extension of the maturity date to January 4, 2004, a reduction in the commitment amount to $125 million, an elimination of the minimum lodging Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") covenant and modification of other covenants and provisions. The Credit Facility is secured by a pledge of stock of our subsidiaries and intercompany debt evidenced by promissory notes and contains a subjective acceleration clause contingent upon a material adverse effect. No borrowings were outstanding under our revolving line of credit at March 31, 2003.

        Approximately $102 million (net of $23 million in an outstanding letter of credit) was available under the revolving line of credit at March 31, 2003. Borrowings under the revolving line of credit currently bear interest at LIBOR plus 3.50%. During the three months ended March 31, 2003, we borrowed and repaid $35 million under the revolving line of credit.

        The Credit Facility, as amended, contains several restrictive financial covenants (as defined in the credit agreement) which include the following:

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

        It is our current intention to enter into a new Credit Facility in the second half of 2003. However, we cannot provide any assurance that we will be successful in doing so.

        During the three months ended March 31, 2003, we issued $325 million of senior notes bearing a coupon rate of 8 7/8% and having a maturity of March 15, 2011. These notes were issued by LQ Properties and are guaranteed by LQ Corporation. These notes contain certain restrictive financial incurrence covenants, such as limitations on indebtedness and restricted payments.

        Also during the three months ended March 31, 2003, we repaid approximately $75 million in principal on notes payable scheduled to mature (or that were redeemable at the option of the holder) on September 10, 2003 and September 26, 2003 and recorded a net loss on early extinguishment included in other expense during the three months ended March 31, 2003 of approximately $1.9 million.

        On April 2, 2003, we repaid approximately $105 million in principal on notes payable scheduled to mature (or that were redeemable at the option of the holders) on September 26, 2003, March 15, 2004 and August 15, 2004, and recognized a net loss on early extinguishment of approximately $4 million.

        The following is a summary of our future debt maturities as of March 31, 2003:

Year	Total
	(In millions)
2003	$31	(1)
2004	158	(2)(3)
2005	116
2006	20
2007	210
2008 and thereafter	380

Total debt	$915

(1)
Assumes $24 million of notes due in 2026 are redeemed at the option of the holders.
(2)
Assumes $94 million of notes due in 2011 are redeemed at the option of the holders.
(3)
On April 2, 2003, we repaid $44 million of notes and $61 million of notes that were scheduled to mature (or that were redeemable at the option of the holders) on March 15, 2004 and August 15, 2004, respectively.

        We had shareholders' equity of approximately $1.3 billion and our net debt constituted approximately 32% of our total capitalization as of March 31, 2003. LQ Properties had shareholders' equity of approximately $1.7 billion as of March 31, 2003.

        On March 31, 2003, LQ Properties paid a quarterly dividend of $0.5625 per depositary share of preferred stock to holders of record on March 14, 2003 of its 9.00% Series A Cumulative Redeemable Preferred Stock.

        On March 31, 2003, LQ Properties also paid a quarterly dividend at a rate of 9.00% per annum on the liquidation preference of $25,000 per share to the holders of record on March 14, 2003 of its 9.00% Series B Cumulative Redeemable Preferred Stock.

        During the three months ended March 31, 2003, LQ Properties paid no dividends to the sole holder of its Class A common stock, LQ Corporation. As of March 31, 2003, LQ Properties had $160 million in deferred rent and royalty receivable and a $18.6 million note receivable from LQ Corporation.

        Our Board of Directors previously approved a $20 million share repurchase program to allow us to repurchase common and/or preferred stock in the open market or in privately negotiated transactions. As of March 31, 2003, we had repurchased approximately $8 million (or 1,569,000 shares) of our equity securities under the program.

        We believe that our current sources of capital, including cash on hand, operating cash flows, and expected proceeds from the sale of certain lodging assets are adequate to finance our current operations, including 2003 capital expenditures which we currently expect to be approximately $60 million. We have debt maturing in 2003, assuming that such debt is redeemed at the option of the holders. However, we now have sufficient cash on hand to meet these obligations as a result of the issuance of 8 7/8% senior note in March 2003.

Effects of Certain Events on Lodging Demand

        The combination of terrorist attacks and the impact of the war with Iraq have negatively impacted general economic, market and political conditions. These events, compounded by the slow national economy, have resulted in substantially reduced demand for lodging for both business and leisure travelers across all lodging segments. In the first quarter of 2003, we have continued to experience further declines in occupancy as a result of the effects of these events on the hospitality industry. Although we continually and actively manage the operating costs of our hotels in order to respond to changes in the demand at our lodging properties, we must also continue to provide the level of service that our guests expect. We cannot currently project the precise impact that these events will have on us. However, we currently do expect that diminished business and consumer confidence, and the decrease in lodging demand from the combination of the slow economy, the aftermath of the terrorist attacks and the impact of the war with Iraq, will result in continued weak RevPAR performance and cash flow results through at least the second quarter of 2003.

LQ Properties—Results of Operations

Comparison of the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002

        Net loss available to common shareholders decreased by $170,029,000 or $1.19 per diluted common share, to $70,192,000, or $0.49 per diluted common share, for the three months ended March 31, 2003, compared to a net loss of $240,221,000, or $1.68 per diluted common share, for the three months ended March 31, 2002. The decrease in net loss was primarily due to a one time charge of approximately $258,957,000 recorded as a cumulative effect of change in accounting principle during the three months ended March 31, 2002, to reflect an adjustment to goodwill as a result of the implementation of SFAS 142. The effect of this one time charge on the comparison of net loss available to common shareholders for the three months ended March 31, 2003 and 2002 was partially offset by the following current period charges:

  •
  net impairments on property, plant and equipment of approximately $62,012,000; and
  •
  a reduction in rent revenue from LQ Corporation of approximately $20,654,000.

Revenues

        LQ Properites rent revenue from LQ Corporation decreased by $20,654,000, or 31.3%, to $45,382,000 for the three months ended March 31, 2003 compared to $66,036,000 for the three months ended March 31, 2002 due to a modification of the lease agreement on April 1, 2002 and declining gross room revenue.

        Royalty from LQ Corporation decreased by $962,000, or 21.6%, to $3,488,000 for the three months ended March 31, 2003 compared to $4,450,000 for the three months ended March 31, 2002. The decrease was comprised of $302,000 decreases in royalty revenues from LQ Corporation as a result of decreases in lodging revenues and $660,000 resulting from decreases in revenues generated by the Telematrix telecommunications operations.

        Other revenue decreased by $5,389,000, or 81.4%, to $1,231,000 for the three months ended March 31, 2003 compared to $6,620,000 for the three months ended March 31, 2002. The decrease in other revenues was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages. Assets included in LQ Properties' portfolio at March 31, 2002 that were sold between March 31, 2002 and March 31, 2003 generated revenues of $5,008,000 during the three months ended March 31, 2002. The revenues during the three months ended March 31, 2003 from assets remaining in LQ Properties' healthcare portfolio at March 31, 2003 were $1,231,000.

General and Administrative Expenses

        General and administrative expenses decreased by $1,847,000, or 47.6%, to $2,037,000 for the three months ended March 31, 2003 compared to $3,884,000 for the three months ended March 31, 2002. This decrease was primarily attributable to the closing of LQ Properties' Needham, Massachusetts office in December 2002.

Interest, net

        Interest, net decreased by $4,508,000, or 24.5%, to $13,919,000 for the three months ended March 31, 2003 compared to $18,427,000 for the three months ended March 31, 2002. The decrease in interest expense is due to principal payments made on our debt of $431,344,000 from March 31, 2002 to March 31, 2003. We used the proceeds generated from asset sales and mortgage repayments during the last nine months of 2002 and proceeds from the issuance of 8 7/8% senior notes on March 19, 2003 to fund the principal repayments.

Depreciation and Amortization Expense

        Depreciation, amortization and write-offs increased by $1,641,000, or 6.1%, to $28,474,000 for the three months ended March 31, 2003 compared to $26,833,000 for the three months ended March 31, 2002. This increase is primarily due to early retirement losses of $1,784,000 for the three months ended March 31, 2003 compared to $60,000 for the three months ended March 31, 2002 on hotel assets replaced during LQ Properties' ongoing renovation program.

Impairment of Property, Plant and Equipment

        An impairment on property, plant and equipment of $62,012,000 was recorded for the three months ended March 31, 2003, when current facts, circumstances and analysis indicated that the assets were impaired. The impairment was comprised of $60,743,000 of impairments related to ten held for use properties and $1,269,000 of impairments related to seven properties that were held for sale at March 31, 2003. There were no impairments recorded on assets for the three months ended March 31, 2002.

Other Expense (Income)

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Bad debt recoveries	$(4)	$(7)
Gain on sale of assets and related costs	(89)	(2,492)
Loss (gain) on early extinguishments of debt	1,934	(161)
Other	105	—

Total other expense (income)	$1,946	$(2,660)

        LQ Properties recorded approximately $1,946,000 in other expense for the three months ended March 31, 2003 compared to $2,660,000 in other income for the three months ended March 31, 2002 comprised of the following:

  •
  LQ Properties recovered approximately $4,000 and $7,000 during the three months ended March 31, 2003 and 2002, respectively, of receivables previously written off.

  •
  LQ Properties recognized gains and related costs on the sale of property, plant and equipment of $89,000 and $1,194,000 for the three months ended March 31, 2003 and 2002, respectively. In addition, mortgage repayments resulted in a gain $1,298,000 for the three months ended March 31, 2002.
  •
  During the three months ended March 31, 2003 and 2002, we recorded a net loss of $1,934,000 and a net gain of $161,000 on extinguishments of debt, respectively.
  •
  We recognized expenses of $105,000 during the three months ended March 31, 2003 primarily related to an adjustment of actuarial assumptions on deferred compensation agreements and changes in net cash surrender values of key man life policies in the healthcare business.

Newly Issued Accounting Standards

        On June 28, 2002, the FASB voted in favor of issuing SFAS 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for financial statements issued for exit or disposal activities initiated after December 31, 2002. We have not yet determined the impact of SFAS 146 on our results of operations and financial position as we have no ongoing plans for exit or disposal activities of this nature.

Other Potential Changes in Accounting Standards

        We have evaluated the impact of SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," ("SFAS 148"), which amends SFAS 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). SFAS 148 (1) provides for alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation; (2) requires more prominent disclosure of the effects of an entity's accounting policy decisions with respect to stock-based employee compensation on reported income; and (3) amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure of those effects in interim financial information. We will reevaluate the alternatives for adoption of the fair value method of accounting for stock-based employee compensation under SFAS 123 during 2003. We adopted the disclosure provisions of SFAS 148 on January 1, 2003.

        On April 22, 2003, the FASB reached a decision to require all companies to expense the value of employee stock options. The FASB is committed to work with the International Accounting Standards Board ("IASB") in order to achieve maximum convergence on stock based compensation accounting. This will affect the timing of the FASB's project on accounting for stock based compensation. The FASB plans to issue an exposure draft later this year that could become effective in 2004. Until then, the provisions of SFAS 123 remain in effect. We will continue to account for stock based compensation under the provisions of APB 25 pending further guidance. We have adopted the disclosure requirements of SFAS 123.

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

Approval of Non-Audit Tax Services

        In April 2003, the Audit Committee retained Ernst & Young LLP to provide certain non-audit tax services during 2003, effective in May 2003.

Cautionary Statements Regarding Forward-Looking Statements in this Joint Quarterly Report

        Certain matters discussed in this joint quarterly report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "expects," "intends," "estimates," "projects" and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. Our forward-looking statements are subject to a number of risks and uncertainties which could cause actual results or the timing of certain events to differ materially from those projected in or contemplated by the forward-looking statements. Accordingly, we cannot assure you that the expectations set forth in these forward-looking statements will be attained. Some of the factors that could cause actual results or the timing of certain events to differ from those described in these forward-looking statements include, without limitation:

  •
  our ability to successfully grow revenues (through our revenue initiatives or otherwise) and profitability of our lodging business and franchising program;
  •
  concentration of our properties in certain geographic areas;
  •
  our ability to realize sustained labor or other cost savings;
  •
  the availability and costs of insurance for our properties and business;
  •
  competition within the lodging industry, including in the franchising of the La Quinta® brand;
  •
  our ability to generate attractive rates of return on new lodging investments;
  •
  the cyclicality of the lodging business;
  •
  the impact of U.S. military action in Iraq and/or additional terrorist activities;
  •
  the effects of the general economic slowdown, including decreases in consumer confidence and business spending, which may continue to adversely affect our business and industry;
  •
  fluctuations in interest rates;
  •
  the ultimate outcome of litigation filed against us;
  •
  the availability of capital for corporate purposes including for debt repayment, acquisitions and capital expenditures;
  •
  the conditions of the capital markets in general;
  •
  our ability to continue to successfully sell additional lodging assets;
  •
  our ability to refinance our Credit Facility; and
  •
  other risks detailed from time to time in our filings with the Securities and Exchange Commission, including, without limitation, the risks described in our Joint Annual Report on Form 10-K for the year ended December 31, 2002 entitled "Certain Factors You Should Consider About Our Companies, Our Businesses and Our Securities".

        Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this joint quarterly report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        During the three months ended March 31, 2003, we repaid approximately $75,247,000 in principal on notes payable scheduled to mature (or that were redeemable at the option of the holder) on September 10, 2003 and September 26, 2003 and repaid approximately $44,000 in principal on other notes payable. During this same period, we also issued $325,000,000 of fixed rate debt, thereby increasing total fixed rate debt to approximately $914,727,000. During the three months ended March 31, 2003, we borrowed and repaid $35,000,000 under the revolving line of credit. As of March 31, 2003, we had no floating rate debt.

Item 4. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.

        As required by new Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)
Changes in internal controls.

        None.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        On December 7, 2000, a legal action was filed in the United States District Court for the District of Colorado, entitled Eric Potteiger v. La Quinta Inns, Inc. and The Meditrust Companies (Civ. Action No. 00-D-2456). On March 29, 2001, a legal action was filed in the United States District Court for the District of Colorado, entitled Dawn Grawe v. La Quinta Inns, Inc. and The Meditrust Companies (Civ. Action No. 01-B-552). We are named as a defendant in each of the complaints. Plaintiffs in each of these suits seek to recover compensatory and punitive damages from us for injuries which they allegedly sustained in October 2000 as a result of carbon monoxide exposure which they experienced while guests at a La Quinta Inn & Suites. We have insurance coverage that may be available to cover some or all of the potential losses resulting from such incidents although losses characterized as punitive or similar damages may not be covered by customary insurance coverage such as ours. On July 17, 2001, the Potteiger and Grawe matters were consolidated. On February 3, 2003, La Quinta Inns, Inc. entered into a confidential settlement agreement with Dawn Grawe. We believe that La Quinta Inns, Inc. has meritorious defenses to the remaining lawsuit that may satisfy all or part of any potential liability that may be found against La Quinta Inns, Inc. We intend to vigorously contest and defend this case.

        On June 27, 2001, a complaint was filed in the United States District Court for the District of Massachusetts, entitled Steadfast Insurance Co. v. Meditrust Corp., et al. (Civ. Action No. 01-CV-11115-MEL). On November 30, 2001 that complaint was amended, and the amended complaint was entitled Steadfast Insurance Co. v. La Quinta Properties, Inc. (Civ. Action No. 01-CV-11115-MEL). The complaint and the amended complaint were filed by plaintiff under seal. LQ Properties accepted service of the amended complaint on December 19, 2001 and filed an answer and counterclaim on April 3, 2002. The plaintiff, which claims to be the subrogee or assignee of the claims of various entities, alleges purported causes of action including breach of contract, negligence, violation of 15 U.S.C. § 771, violation of Mass. Gen. L. c. 110 § 410, negligent misrepresentation and violation of Mass. Gen. L. c. 93A, § 11, arising out of an alleged misrepresentation in the offering memorandum for Meditrust Corporation's 7.114% Exercisable Put Option Securities. The amended complaint seeks approximately $15 million plus other potential damages. LQ Properties filed a motion for summary judgment on June 27, 2002. The plaintiff opposed that motion on August 26, 2002, at which time the plaintiff also cross-moved for summary judgment, which LQ Properties opposed on October 25, 2002. A hearing on the cross-motions for summary judgment is currently set for May 22, 2003. We believe that LQ Properties has meritorious defenses to the lawsuit, as well as claims against a third-party defendant and non-parties to the lawsuit that may satisfy all or part of any potential liability that may be found against LQ Properties. We intend to continue vigorously contesting and defending this case.

        In January 2002, KSL Desert Resorts, Inc. filed a legal action in the United States District Court for the Central District of California against LQ Corporation, et al. (No. CV-02-007 RT (SGLx)). The plaintiff, which uses the name "La Quinta Resort & Club" for a destination resort and country club located in La Quinta, California, claims that LQ Corporation has infringed its alleged trademark rights, among other allegations, notwithstanding our "incontestable" federal trademark registrations of the mark "La Quinta" and other marks including the mark "La Quinta" for hotel and motel services. The plaintiff seeks an injunction to prevent La Quinta, our agents, servants, employees, and our attorneys from using the mark "La Quinta" in Palm Springs, in the Coachella Valley, or throughout the United States. The plaintiff also seeks to cancel our federal trademark registrations that include the phrase "La Quinta" and to require destruction of any items under our control which include the phrase "La Quinta." In October, 2002, the defendants filed an answer denying the material allegations in the complaint and asserting several affirmative defenses, including defenses alleging that the plaintiff is estopped from asserting its actions. The defendants also filed counterclaims seeking to cancel plaintiff's federal trademark registrations using the "La Quinta" name for its destination resort and club. During settlement negotiations, the parties have reached apparent tentative settlement agreements, but those efforts have failed to result in a final and binding agreement. The action remains in the pre-trial stage, and the Court has stayed proceedings until August 1, 2003, to allow time for the parties to conduct a mediation of the dispute. If the mediation is unsuccessful in settling or satisfactorily resolving the dispute, we intend to vigorously defend the complaint and pursue our counterclaims.

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

        We are party to a number of other claims and lawsuits arising out of the normal course of business. We regularly evaluate our ultimate liability and attendant costs with respect to these claims and lawsuits. During the three months ended March 31, 2003, we increased the estimate of our potential exposure on certain claims related to our lodging operations.

Item 6. Exhibits and Reports on Form 8-K

a)
Exhibits:

4.1
Indenture dated March 19, 2003 by and among La Quinta Properties, Inc., La Quinta Corporation and U.S. Bank Trust National Association, as Trustee.

4.2
Exchange and Registration Rights Agreement dated March 19, 2003 by and among La Quinta Properties, Inc., La Quinta Corporation and Lehman Brothers Inc. on behalf of the Initial Purchasers (as defined therein).

4.3
Forms of 8 7/8% Senior Notes Due 2011.

4.4
Second Amendment to Credit Facility, dated as of March 5, 2003, among La Quinta Corporation, La Quinta Properties, Inc. and the lenders named therein.

b)
Reports on Form 8-K

1)
La Quinta Properties, Inc. filed a current report on Form 8-K on March 6, 2003 announcing its intention to offer senior notes pursuant to a private placement.

2)
We filed a joint current report on Form 8-K on March 10, 2003 announcing the second amendment to our credit agreement.

3)
We filed a joint current report on Form 8-K on March 17, 2003 announcing that La Quinta Properties, Inc. had entered into an agreement to sell in a private placement $325 million in senior notes due 2011 at 8 7/8% and that LQ Properties, Inc. had consummated the transaction.

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
Dated: May 5, 2003
LA QUINTA PROPERTIES, INC.

	By:	/s/ DAVID L. REA David L. Rea Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 5, 2003

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

Date: May 5, 2003

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

Date: May 5, 2003

/s/ DAVID L. REA David L. Rea Executive Vice President and Chief Financial Officer