Form 10-Q/A
period 2003-06-30
LA QUINTA CORP; LA QUINTA PROPERTIES INC
filed 2003-10-17
CIK 313749, 314661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-9110	Commission file number 0-9109

LA QUINTA CORPORATION (Exact Name of Registrant as Specified in Its Charter)	LA QUINTA PROPERTIES, INC. (Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	Delaware (State or Other Jurisdiction of Incorporation or Organization)

95-3419438 (I.R.S. Employer Identification No.)	95-3520818 (I.R.S. Employer Identification No.)

909 Hidden Ridge, Suite 600 Irving, TX 75038 (Address of Principal Executive Offices, Including Zip Code)	909 Hidden Ridge, Suite 600 Irving, TX 75038 (Address of Principal Executive Offices, Including Zip Code)

(214) 492-6600 (Registrant’s telephone number, including area code)	(214) 492-6600 (Registrant’s telephone number, including area code)

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

As of September 30, 2003, La Quinta Corporation had 152,649,141 shares of common stock outstanding and La Quinta Properties, Inc. had 100,000 shares of class A common stock and 143,218,993 shares of class B common stock outstanding.

This Amendment No. 1 to our Joint Quarterly Report on Form 10-Q (“10-Q/A”) is being filed for the purpose of amending Item 4 of our Joint Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (‘Second Quarter 10-Q”) in response to comments received from the Division of Corporate Finance of the Securities and Exchange Commission (the “Staff”) in connection with the Staff’s review of our joint registration statement on Form S-4 (File Nos. 333-105870 and 333-105870-01) and certain documents incorporated by reference therein, including the Second Quarter Form 10-Q.

The only changes to Item 4 in response to the Staff’s comments were as follows:

•              to substitute the words “as of the end of the period covered for this report” for the phrases “June 30, 2003” and “date of completion of the evalutation” and

•               to substitute the words “effective at the reasonable assurance level” for the words “reasonably effective.”

Unless otherwise indicated, all information in this Form 10-Q/A is as of June 30, 2003, and does not reflect any subsequent information or events.

Item 4. Controls and Procedures

(a)                                  Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the end of the period covered for this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)                                 Changes in internal controls.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this Amendment No. 1 to the Joint Quarterly Report to be signed on their behalf by the undersigned, thereunto duly authorized.

La Quinta Corporation

	By:	/s/ David L. Rea
Dated: October 17, 2003		David L. Rea Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

La Quinta Properties, Inc.

	By:	/s/ David L. Rea
Dated: October 17, 2003		David L. Rea Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)