Form 10-Q
period 2003-09-30
LA QUINTA CORP; LA QUINTA PROPERTIES INC
filed 2003-11-05
CIK 313749, 314661

Use these links to rapidly review the document
LA QUINTA CORPORATION FORM 10-Q TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
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

        As of October 24, 2003, La Quinta Corporation had 152,652,105 shares of common stock outstanding and La Quinta Properties, Inc. had 100,000 shares of class A common stock and 143,221,957 shares of class B common stock outstanding.

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

        In this Joint Quarterly Report, unless the context otherwise requires, the term LQ Corporation includes those entities owned or controlled by LQ Corporation (including its controlled subsidiaries LQ Properties and La Quinta Inns, Inc.); the term LQ Properties includes those entities owned or controlled by LQ Properties; and the terms "we," "us," "our," "companies," "La Quinta" or "The La Quinta Companies" refers to LQ Corporation, LQ Properties and their respective subsidiaries, collectively. The terms "common share," "paired shares" and "paired common stock" means the shares of common stock of LQ Corporation that are attached and traded as a single unit with the shares of Class B common stock, par value $0.01 per share, of LQ Properties. On January 2, 2002, LQ Corporation and LQ Properties completed a legal and tax reorganization (the "Reorganization"), which is fully described in this Joint Quarterly Report. Prior to the Reorganization, the common stock of LQ Corporation was paired and traded as a unit with the common stock of LQ Properties. Unless otherwise indicated in this Joint Quarterly Report, all information with respect to paired shares, or paired common stock, prior to January 2, 2002 means the common stock of LQ Corporation that was paired and traded as a unit with the common stock of LQ Properties.

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

        We have included a discussion of some of these risks and uncertainties in this Joint Quarterly Report under the heading "Cautionary Statements Regarding Forward-Looking Statements in this Joint Quarterly Report." For further information and additional risk factors, please see the risks identified in our Joint Current Report on Form 8-K filed with the SEC on October 21, 2003 and other risks described from time to time in our annual, quarterly and current reports filed with the SEC.

        Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this Joint Quarterly Report. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LA QUINTA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$119,137	$9,099
Fees, interest and other receivables	25,193	23,312
Deferred income taxes, net	17,389	17,389
Assets of discontinued components held for sale	9,085	14,835
Investment in securities	117,450	—
Other current assets	4,745	5,731

Total current assets	292,999	70,366
Intangible assets, net	74,388	77,286
Restricted cash	2,500	—
Property, plant and equipment, net	2,166,339	2,301,535
Mortgages and other notes receivable	57,727	60,143
Investment in securities	—	56,366
Other non-current assets	27,204	38,210

Total assets	$2,621,157	$2,603,906

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$169,556	$106,560
Accounts payable	17,577	34,506
Accrued payroll and employee benefits	32,005	27,541
Accrued expenses and other current liabilities	60,390	75,803

Total current liabilities	279,528	244,410
Long-term debt	725,605	614,524
Deferred income taxes, net	158,902	200,503
Other non-current liabilities	9,691	24,732

Total liabilities	1,173,726	1,084,169

Commitments and contingencies
Minority interest	206,131	206,450
Shareholders' Equity:
LQ Corporation Common Stock, $0.01 par value; 500,000 shares authorized;145,187 shares issued and 143,217 shares outstanding at September 30, 2003 and 143,678 shares issued and 142,109 shares outstanding at December 31, 2002	1,452	1,437
LQ Properties Class B Common Stock, $0.01 par value; 500,000 shares authorized; 145,187 shares issued and 143,217 shares outstanding at September 30, 2003 and 143,678 shares issued and 142,109 shares outstanding at December 31, 2002	1,452	1,437
Treasury Stock, at par;1,970 paired common shares at September 30, 2003 and 1,569 paired common shares at December 31, 2002	(40)	(32)
Additional paid-in-capital	3,485,014	3,480,773
Unearned compensation	(4,957)	(1,862)
Accumulated other comprehensive deficit	(879)	(1,071)
Accumulated deficit	(2,240,742)	(2,167,395)

Total shareholders' equity	1,241,300	1,313,287

Total liabilities and shareholders' equity	$2,621,157	$2,603,906

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2002, are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUE:
Lodging	$140,297	$132,682	$391,525	$400,204
Other	1,270	1,392	3,865	11,344

	141,567	134,074	395,390	411,548

EXPENSES:
Direct lodging operations	62,595	61,160	177,092	178,284
Other lodging expenses	18,259	18,629	54,163	52,885
General and administrative	11,914	12,289	41,011	36,228
Interest, net	16,203	14,348	46,954	51,510
Depreciation and amortization	32,699	29,241	96,686	91,033
Impairment of property, plant and equipment, mortgages and other notes receivable	3,218	29,187	69,808	29,187
Other expense (income)	461	(1,771)	7,594	(14,373)

	145,349	163,083	493,308	424,754

Loss before minority interest, income taxes, discontinued operations and cumulative effect of change in accounting principle	(3,782)	(29,009)	(97,918)	(13,206)
Minority interest	(4,534)	(4,621)	(13,646)	(13,878)
Income tax benefit (expense)	1,920	15,159	41,353	(186,997)

Loss before discontinued operations and cumulative effect of change in accounting principle	(6,396)	(18,471)	(70,211)	(214,081)
Discontinued operations, net	(3,036)	(8,177)	(3,136)	(18,521)

Loss before cumulative effect of change in accounting principle	(9,432)	(26,648)	(73,347)	(232,602)
Cumulative effect of change in accounting principle, net	—	—	—	(248,358)

Net loss	$(9,432)	$(26,648)	$(73,347)	$(480,960)

EARNINGS PER SHARE—BASIC AND ASSUMING DILUTION
Loss before discontinued operations and cumulative effect of change in accounting principle	$(0.04)	$(0.13)	$(0.49)	$(1.50)
Discontinued operations, net	(0.02)	(0.06)	(0.02)	(0.13)
Cumulative effect of change in accounting principle, net	—	—	—	(1.73)

Net loss	$(0.06)	$(0.19)	$(0.51)	$(3.36)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2002, are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,347)	$(480,960)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	96,686	91,033
Loss (gain) on sale of assets	30	(10,461)
Stock-based compensation	1,794	2,085
Deferred tax (benefit) expense	(41,304)	191,835
Discontinued operations, net	3,136	18,521
Cumulative effect of change in accounting principle, net	—	248,358
Minority interest	13,646	13,878
Amortization of debt issuance costs	1,954	6,298
Loss on early extinguishments of debt	6,202	1,029
Impairment of property, plant and equipment, mortgages and other notes receivable	69,808	29,187
Other non-cash items, net	—	1,900
Net change in other assets and liabilities	(26,692)	(34,657)

Net cash provided by operating activities	51,913	78,046

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40,548)	(81,004)
Prepayment proceeds and principal payments received on mortgages	—	246
Proceeds from sale of assets	9,928	243,256
Proceeds from surrender of life insurance policies	5,146	—
Proceeds from the sale of securities	—	270
Purchase of securities	(61,084)	(56,366)
Other	83	(3,822)

Net cash (used in) provided by investing activities	(86,475)	102,580

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	360,000	12,000
Repayment of long-term debt	(185,810)	(287,050)
Debt issuance costs	(8,874)	(175)
Dividends/distributions to shareholders	(13,500)	(13,500)
Proceeds from employee stock purchases and other	694	976
Purchase of common stock	(1,338)	(4,389)
Debt repurchase premium	(6,095)	(1,603)
Other	(477)	(586)

Net cash provided by (used in) financing activities	144,600	(294,327)

Net increase (decrease) in cash and cash equivalents	110,038	(113,701)
Cash and cash equivalents at:
Beginning of period	9,099	137,299

End of period	$119,137	$23,598

Supplemental disclosure of cash flow information (note 2)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2002, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$112,873	$7,564
Fees, interest and other receivables	7,014	10,679
Rent and royalties receivable	155,928	155,928
Assets of discontinued components held for sale	6,315	11,951
Investment in securities	117,450	—
Other current assets, net	2,348	1,136

Total current assets	401,928	187,258
Note receivable—La Quinta Corporation	7,361	6,806
Deferred income taxes, net	9,652	10,911
Intangible assets, net	60,802	63,171
Property, plant and equipment, net	2,105,218	2,235,001
Mortgages and other notes receivable	62,091	64,507
Investment in securities	—	56,366
Other non-current assets	12,867	21,900

Total assets	$2,659,919	$2,645,920

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$169,556	$106,560
Accounts payable	7,934	24,595
Accrued expenses and other current liabilities	28,555	45,231

Total current liabilities	206,045	176,386
Long-term debt	725,605	614,524
Other non-current liabilities	7,226	21,449

Total liabilities	938,876	812,359

Commitments and contingencies
Minority interest	26,848	27,514
Shareholders' Equity:
LQ Properties Preferred Stock, $0.10 par value; 6,000 shares authorized; 701 shares issued and outstanding	70	70
LQ Properties Class A Common Stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding	1	1
LQ Properties Class B Common Stock, $0.01 par value; 500,000 shares authorized;145,187 shares issued and 143,217 shares outstanding at September 30, 2003 and 143,678 shares issued and 142,109 shares outstanding at December 31, 2002	1,452	1,437
Treasury Stock, at par;1,970 shares at September 30, 2003 and 1,569 shares at December 31, 2002	(20)	(16)
Additional paid-in-capital	3,515,644	3,545,107
Unearned compensation	—	(77)
Equity investment in La Quinta Corporation	(41,595)	(41,595)
Accumulated deficit	(1,781,357)	(1,698,880)

Total shareholders' equity	1,694,195	1,806,047

Total liabilities and shareholders' equity	$2,659,919	$2,645,920

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2002, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUE:
Lodging	$1,041	$1,664	$4,070	$4,755
Rent from La Quinta Corporation	53,278	50,812	149,448	170,564
Royalty from La Quinta Corporation	3,373	3,245	9,445	9,837
Other	1,270	1,392	3,865	11,344

	58,962	57,113	166,828	196,500

EXPENSES:
Direct lodging operations	174	48	515	164
Other lodging expenses	5,744	7,606	20,747	22,691
General and administrative	981	1,172	3,307	5,649
Interest, net	16,080	13,880	46,372	50,653
Depreciation and amortization	26,475	26,496	81,585	78,027
Impairment of property, plant and equipment, mortgages and other notes receivable	3,218	29,187	69,808	29,187
Other (income) expense	(1,823)	(1,774)	4,329	(15,237)

	50,849	76,615	226,663	171,134

Income (loss) before minority interest, income taxes, discontinued operations and cumulative effect of change in accounting principle	8,113	(19,502)	(59,835)	25,366
Minority interest	(1,049)	(987)	(2,871)	(2,995)
Income tax (expense) benefit	(890)	14,131	(1,211)	13,907

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	6,174	(6,358)	(63,917)	36,278
Discontinued operations, net	(4,752)	(8,024)	(5,060)	(18,655)

Income (loss) before cumulative effect of change in accounting principle	1,422	(14,382)	(68,977)	17,623
Cumulative effect of change in accounting principle, net	—	—	—	(248,358)

Net income (loss)	1,422	(14,382)	(68,977)	(230,735)
Preferred stock dividends	(4,500)	(4,500)	(13,500)	(13,500)

Net loss available to common shareholders	$(3,078)	$(18,882)	$(82,477)	$(244,235)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2002, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,977)	$(230,735)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	81,585	78,027
Loss (gain) on sale of assets	30	(10,461)
Stock-based compensation	77	1,019
Deferred tax expense (benefit)	1,259	(9,069)
Discontinued operations, net	5,060	18,655
Cumulative effect of change in accounting principle, net	—	248,358
Minority interest	2,871	2,995
Amortization of debt issuance costs	1,954	6,298
Loss on early extinguishments of debt	6,202	1,029
Impairment of property, plant and equipment, mortgages and other notes receivable	69,808	29,187
Other non-cash items, net	—	1,900
Net change in other assets and liabilities	(54,897)	(73,282)

Net cash provided by operating activities	44,972	63,921

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(31,076)	(72,858)
Prepayment proceeds and principal payments received on mortgages	—	246
Proceeds from sale of assets	9,928	243,256
Proceeds from surrender of life insurance policies	4,836	270
Purchase of securities	(61,084)	(56,366)
Other	598	(134)

Net cash (used in) provided by investing activities	(76,798)	114,414

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	360,000	12,000
Repayment of long-term debt	(185,810)	(287,050)
Debt issuance costs	(8,874)	(175)
Dividends/distributions to shareholders	(13,500)	(13,500)
Debt repurchase premium	(6,095)	(1,603)
Proceeds from intercompany note	25,125	20,000
Proceeds from exercise of stock options	—	976
Purchase of common stock	(172)	(383)
Dividends paid to La Quinta Corporation	(33,539)	(22,653)

Net cash provided by (used in) financing activities	137,135	(292,388)

Net increase (decrease) in cash and cash equivalents	105,309	(114,053)
Cash and cash equivalents at:
Beginning of period	7,564	136,932

End of period	$112,873	$22,879

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

LA QUINTA CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Nature of Business and Summary of Significant Accounting Policies

Nature of Business

        The common stock of La Quinta Corporation ("LQ Corporation") and its controlled subsidiary, La Quinta Properties, Inc. ("LQ Properties") are attached and traded together as a single unit on the New York Stock Exchange under the symbol "LQI". LQ Properties became a controlled subsidiary of LQ Corporation effective January 2, 2002. Prior to January 2, 2002, LQ Corporation and LQ Properties were two separate companies that maintained an organizational structure called a "paired share REIT" under the grandfathering provisions of the Internal Revenue Code of 1986, as amended (the "Code"). The term LQ Corporation includes those entities owned or controlled by LQ Corporation (including its controlled subsidiaries LQ Properties and La Quinta Inns, Inc.); the term LQ Properties includes those entities owned or controlled by LQ Properties; and the terms "we," "us," "our," "La Quinta," "the companies" or "The La Quinta Companies" refers to LQ Corporation, LQ Properties and their respective subsidiaries, collectively.

        On January 2, 2002, we completed our legal and tax reorganization (the "Reorganization") of the existing organization of our companies whereby LQ Properties became a subsidiary controlled by LQ Corporation while continuing its status as a real estate investment trust ("REIT"). As a result of the Reorganization, each outstanding share of common stock of LQ Properties held by La Quinta's shareholders was converted into one share of a new class B common stock of LQ Properties and each outstanding share of common stock of LQP Acquisition Corp., a newly formed, wholly owned subsidiary of LQ Corporation that was merged with and into LQ Properties, was converted into one share of a new class A common stock of LQ Properties. Following the Reorganization, each share of common stock of LQ Corporation, that was previously paired with the common stock of LQ Properties, is now attached and trades as a single unit with the new class B common stock. The Reorganization was accounted for as a reorganization of two companies under common control with no revaluation of the assets and liabilities of the combining companies (see note 3).

        La Quinta's primary focus is the lodging business. La Quinta conducts the majority of its business and makes its investments through one principal business unit which owns and operates its lodging real estate assets. The lodging facilities include hotels located primarily in the western and southern regions of the United States. La Quinta's lodging real estate assets are owned by LQ Properties or one or more of its direct and indirect subsidiaries other than two La Quinta Inns which are owned by joint ventures in which subsidiaries of LQ Corporation own a controlling interest and operate these hotels. LQ Corporation operates all of the lodging facilities through its subsidiary, La Quinta Inns, Inc.

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

        We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

        The accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows represent the financial position and results of operations and cash flows of LQ Corporation on a consolidated basis with its controlled subsidiary LQ Properties and LQ Properties on a consolidated basis and, in each case, includes the assets, liabilities, revenues and expenses of entities (in the absence of other factors determining control or the application of FIN 46) where LQ Corporation and/or LQ Properties own over 50% of the voting shares of another company or, in the case of partnership investments, where LQ Corporation and/or LQ Properties own a majority of the general partnership interest. The control factors we consider include the ability of minority shareholders or other partners to participate in or block management decisions. In addition, other than its two consolidated joint ventures, La Quinta does not currently operate or manage any hotels under management agreements with third parties where we maintain an equity ownership position, have the ability to exercise significant influence and are exposed to risks of operations which are sufficient to require consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Investments in Securities

        LQ Properties owned approximately $117,450,000 and $56,366,000 in face amount of 7.114% Exercisable Put Option Securities (the "Securities") due August 15, 2004 issued by the Meditrust Exercisable Put Option Securities Trust ("Trust") at September 30, 2003 and December 30, 2002, respectively. The Securities represent beneficial interests in the Trust and are classified as held-to-maturity under the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." LQ Properties is also the issuer of $150,000,000 of 7.114% notes to the Trust ("Notes"). The Notes are the sole assets of the Trust.

        During the three months ended September 30, 2003, we reclassifed the Securities on our consolidated balance sheets from long-term debt as an offset to the Notes to investment in securities at September 30, 2003 and December 31, 2002. The Securities were also reclassified on our consolidated statements of cash flows from repayment of long-term debt to purchase of securities as of September 30, 2003 and 2002.

Valuation of Long-Lived Assets

        La Quinta's management reviews the performance of real estate investments on an ongoing basis for impairment as well as when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. La Quinta identifies properties it intends to sell and properties it intends to hold for use. For each lodging asset held for use, if the sum of expected future cash flows (undiscounted and without interest charges) is less than the net book value of the asset, the excess of the net book value over La Quinta's estimate of fair value of the asset is charged to current earnings. La Quinta's estimate of fair value of the asset then becomes the new cost basis of the asset and this new cost basis is then depreciated over the asset's remaining life. When an asset is identified by management as held for sale, authority to sell the property has been obtained, and management expects to sell the asset within twelve months, the asset is classified as such and depreciation of the asset is discontinued and the carrying value is reduced, if necessary, to the estimated fair value less costs to sell by recording a charge to current earnings. Fair value is determined based upon an analysis of a number of different valuation methods, including discounted cash flows of the assets at rates deemed reasonable for the type of property and prevailing market conditions, appraisal, multiple of revenues consistent with market conditions and, if appropriate, current estimated net sales proceeds from pending offers. All assets held for sale are monitored through the date of sale for potential adjustment based on offers La Quinta is willing to take under serious consideration and continued review of facts and circumstances. Once an asset is sold, contracts are reviewed to determine whether: (1) a sale has been consummated, (2) there has been a complete transfer of risks and rewards, (3) the buyer's investment is adequate and (4) there are any contingencies or obligations to La Quinta that should be taken into consideration in recording the disposition of the asset. A gain or loss on disposition is recorded to the extent that the amounts ultimately received for the sale of assets differ from the adjusted book values of the assets. Gains on sales of assets are recognized at the time the assets are sold provided there is reasonable assurance of the collectibility of the sales price and any future activities to be performed by the companies relating to the assets sold are expected to be insignificant.

Stock-Based Compensation

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

        SFAS 123 provides companies an alternative to accounting for stock-based compensation as prescribed under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123 encourages, but does not require, companies to recognize expense for stock-based awards based on their fair value at date of grant. SFAS 123 allows companies to follow existing accounting rules (intrinsic value method under APB 25) provided that pro forma disclosures are made of what net income and earnings per share would have been had the fair value method been used. We have elected to adopt the disclosure requirements of SFAS 123, but will continue to account for stock-based compensation under APB 25.

        At September 30, 2003, we had various stock-based employee compensation plans. We account for the plans under the recognition and measurement principles of APB 25 and related interpretations. No stock-based employee compensation cost is charged to earnings for options, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the companies' stock option-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method pursuant to SFAS 123, the companies' net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net loss, as reported	$(9,432)	$(26,648)	$(73,347)	$(480,960)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,165)	(771)	(3,629)	(2,939)

Pro forma net loss	$(10,597)	$(27,419)	$(76,976)	$(483,899)

Earnings per share:
Basic and assuming dilution—as reported	$(0.06)	$(0.19)	$(0.51)	$(3.36)
Basic and assuming dilution—pro forma	$(0.08)	$(0.19)	$(0.54)	$(3.38)

        The companies grant restricted stock awards to certain employees. The difference between the price to the employee and the market value at grant date is charged to unearned compensation and carried as a component of equity and amortized over the related vesting period.

Newly Issued Accounting Standards

        On June 28, 2002, the FASB voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for financial statements issued for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our consolidated financial position and results of operations to date.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that, upon issuance of a guarantee, a guarantor must recognize a liability for the fair market value of an obligation assumed under the guarantee. Disclosures by the guarantor in its interim and quarterly financial statements about obligations associated with guarantees issued are also required by FIN 45. The recognition requirements of FIN 45 are effective for guarantees that are issued after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial position and results of operations to date.

        We have agreements whereby our officers, directors and certain other employees are indemnified for certain events or occurrences while such person is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer's, director's or other employee's respective term in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We purchase director and officer insurance for the benefit of the officers and directors serving in their respective capacities. In the event that an officer or director is indemnified by us under the provisions of the indemnification agreement, the director and officer insurance policy provides reimbursement to us for a portion of covered matters. Our director and officer indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. We have not recorded any amounts for these indemnities because they are not probable or estimable at this time.

        In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Financial Instruments and Hedging Activities," ("SFAS 149") was issued and is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The changes in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying guarantee to conform it to language used in FIN 45 and (4) amends certain other existing pronouncements. The adoption of SFAS 149 did not have a material effect on our consolidated financial position and results of operations to date.

        In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance of the statement and still existing at the beginning of the interim period of adoption, SFAS 150 provides for transition by reporting the impact on adoption of SFAS 150 as a cumulative effect of change in accounting principle. The adoption of SFAS 150 did not have a material effect on our consolidated financial position and results of operations to date.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties ("variable interest entities"). Variable interest entities ("VIEs") are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. Under FIN 46, the primary beneficiary of a VIE is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. FIN 46 also requires new disclosures about VIEs.

        On occasion, we have provided, and, at our discretion, may occasionally provide franchisees with, various forms of financing or incentive payments upon varying terms, depending upon a number of factors. These factors include: the amount of the financing, the number of hotels involved and their location, the number of rooms involved, relevant market conditions, the credit worthiness of the franchisee and any proposed guarantors, and other factors that may warrant the provision of assistance with conversion to our brand. These various forms of financing or incentive payments will be evaluated by us to determine the appropriate accounting treatment under the requirements of FIN 46.

        On February 1, 2003, we adopted FIN 46 for VIEs created after January 31, 2003 and for VIEs in which we obtained an interest after January 31, 2003 and in both cases, it did not have a material impact on our consolidated financial statements. The FASB has deferred FIN 46 until the end of periods ending after December 31, 2003 for VIEs in which we hold a variable interest that we have acquired before February 1, 2003. We have not completed our assessment of whether or not the adoption of FIN 46 will have a material impact on our consolidated financial statements.

2.     Supplemental Cash Flow Information

        Details of interest and income taxes paid and non-cash investing and financing transactions for LQ Corporation follow:

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Interest paid during the period	$58,447	$67,250
Interest capitalized during the period	—	474
Income taxes paid during the period	269	701
Non-cash investing and financing transactions:
Conversion of capital lease to operating lease	—	2,500
Non-cash proceeds of asset sale	—	1,817

3.     Reorganization

        On January 2, 2002, the Reorganization between LQ Corporation and LQ Properties was completed whereby LQ Properties became a subsidiary controlled by LQ Corporation while continuing as a REIT. As a result of the Reorganization, each outstanding share of common stock of LQ Properties was converted into one share of class B non-voting common stock of LQ Properties and is attached and trades as a single unit with the common stock of LQ Corporation that had previously been paired with the common stock of LQ Properties. The Reorganization was accounted for, in accordance with SFAS No. 141, "Business Combinations," as a reorganization of two companies under common control with no revaluation of the assets and liabilities of the combining companies. Common control was established through operation of pairing provisions set forth in the charter of each of LQ Corporation and LQ Properties under which the common stock of each company traded as a single unit and resulted in 100% ownership of approximately 143,083,000 shares each of the common stock of LQ Corporation and LQ Properties being held by the identical shareholders on November 6, 2001 (the record date) and thereby also facilitating the voting of the entities' shares in concert. In connection with the Reorganization, LQ Properties transferred approximately $81 million of brand intangibles and related rights to La Quinta Franchise, LLC and La Quinta Worldwide, LLC (both 99% owned subsidiaries of LQ Properties before the transfer). As part of the Reorganization, LQ Properties then transferred an approximate 98% interest in La Quinta Franchise, LLC and an approximate 40% interest in La Quinta Worldwide, LLC to LQ Corporation in exchange for approximately 9,430,000 unpaired shares of LQ Corporation common stock. LQ Properties' investment in the 9,430,000 shares of LQ Corporation common stock has been presented as contra equity on the accompanying LQ Properties' balance sheet as of September 30, 2003 and December 31, 2002, in accordance with EITF 98-2, "Accounting by a Subsidiary or Joint Venture for an Investment in the Stock of Its Parent Company or Joint Venture Partner."

        As a result of the transfer of a majority interest in La Quinta Franchise, LLC to LQ Corporation, La Quinta Franchise, LLC is consolidated into the financial statements of LQ Corporation. The net effect of these transactions was an approximate $15 million and $42 million reduction in LQ Properties' assets and shareholders' equity, respectively. As a result of the Reorganization, we recorded a one-time charge of approximately $196,520,000 in January 2002 to establish the net deferred tax liability of La Quinta and recognize the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including net operating losses ("NOLs") of LQ Properties and LQ Corporation.

4.     Discontinued Operations

        The companies have decided to sell one company-owned hotel and TeleMatrix, a business component which provides telephone equipment and software for the lodging industry. Both sales are expected to close within twelve months. An impairment of $4.4 million was recorded in the third quarter of 2003 to reflect the expected proceeds from the sales. Based on management having the intent and authority to sell the components, we have classified the assets and liabilities of the components as assets held for sale under the provisions of SFAS 144. As a result, the separately identifiable results of operations and cash flows of the components have been reported as results from discontinued operations for all periods presented.

        The following is a summary of Balance Sheet financial information for discontinued operations:

	September 30, 2003	December 31, 2002
	(In thousands)
Current assets	$4,943	$5,804
Plant and equipment, net	3,577	8,554
Other	565	477

Total assets	$9,085	$14,835

Total liabilities	1,239	3,515
LQ Companies investment	7,846	11,320

Total liabilities and LQ Companies investment	$9,085	$14,835

        The following is a summary of Statement of Operations financial information for discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Revenues	$2,670	$3,365	$8,307	$10,436
Loss before income taxes and cumulative effect of change in accounting principle	$(4,754)	$(8,214)	$(5,066)	$(8,019)
Income tax benefit (expense)	1,718	37	1,930	97
Cumulative effect of change in accounting principle	—	—	—	(10,599)

Net loss	$(3,036)	$(8,177)	$(3,136)	$(18,521)

5.     Property, Plant and Equipment

        The following is a summary of our investment in property, plant and equipment:

	September 30, 2003	December 31, 2002
	(In thousands)
Land	$362,383	$357,810
Buildings and improvements, net of accumulated depreciation of $462,970 and $382,912, respectively	1,790,573	1,918,379
Properties held for sale, net of accumulated depreciation of $2,083 and $5,334, respectively	13,383	25,346

Property, plant and equipment, net	$2,166,339	$2,301,535

        At September 30, 2003 and December 31, 2002, the net book value of lodging property, plant, and equipment was $2,122,951,000 and $2,241,974,000, respectively. During the nine months ended September 30, 2003 and 2002, we incurred $29,184,000 and $69,886,000, respectively, in capital improvements related to lodging properties. Additionally, we recorded depreciation expense and write-offs of approximately $26,325,000 and $25,968,000 for the three months ended September 30, 2003 and 2002, respectively, and $80,510,000 and $76,654,000 for the nine months ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003 and 2002, we recorded $2,698,000 and $34,566,000, respectively, of impairments on held for use properties and for the nine months ended September 30, 2003 and 2002, we recorded $67,697,000 and $34,566,000, respectively, of impairments on held for use properties.

        At September 30, 2003 and December 31, 2002, the net book value of corporate property, plant and equipment was $30,005,000 and $34,215,000, respectively. During the nine months ended September 30, 2003 and 2002, we incurred $9,160,000 and $8,124,000 respectively, in capital improvements related to corporate property, plant and equipment. Additionally, we recorded depreciation expense and write-offs on corporate property, plant and equipment of approximately $5,134,000 and $2,309,000 for the three months ended September 30, 2003 and 2002, respectively, and $13,370,000 and $11,490,000 for the nine months ended September 30, 2003 and 2002, respectively.

        At September 30, 2003 and December 31, 2002, certain properties continued to be classified as held for sale. These properties were classified as held for sale prior to the initial application of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), and are therefore being accounted for under the transition provisions of SFAS 144 with respect to the inclusion of these properties' related results of operations in the companies' continuing operations. In addition, during the initial one year period, circumstances arose which resulted in some properties not selling by the end of that period. These properties continue to be actively marketed at a reasonable price given the change in market conditions and therefore continue to be classified as properties held for sale. At September 30, 2003 and December 31, 2002, the estimated fair market value of properties held for sale was $13,383,000 and $25,346,000, respectively. During the three and nine months ended September 30, 2003, we recorded additional impairments of $520,000 and $2,111,000 related to two properties and nine properties, respectively, held for sale. During the three and nine months ended September 30, 2002, we recorded a net recovery of $5,379,000, which was comprised of $360,000 of expense related to lodging held for sale assets and $5,739,000 recoveries for the healthcare segment. During the nine months ended September

30, 2003 and 2002, we sold four and six hotels, respectively, with net book values of $9,852,000 and $14,222,000, respectively. Net proceeds on these transactions were $9,728,000 and $13,572,000, respectively, and resulted in a net loss of $124,000 and $650,000, respectively.

        We continue to evaluate the assets in our total portfolio as well as to pursue an orderly disposition of our held for sale assets. There can be no assurance if or when sales will be completed or whether such sales will be completed on terms that will enable us to realize the full carrying value of such properties.

        The following details changes in the net book value of property, plant and equipment for the nine months ended September 30, 2003:

	Lodging	Corporate	Properties held for sale	Total
	(In thousands)
Property, plant and equipment, net at December 31, 2002	$2,241,974	$34,215	$25,346	$2,301,535
Capital improvements	29,184	9,160	—	38,344
Depreciation expense and write-offs	(80,510)	(13,370)	—	(93,880)
Impairments	(67,697)	—	(2,111)	(69,808)
Net book value assets sold	—	—	(9,852)	(9,852)

Property, plant and equipment, net at September 30, 2003	$2,122,951	$30,005	$13,383	$2,166,339

6.     Mortgages and Other Notes Receivable

        At September 30, 2003 and December 31, 2002, the net book value of mortgages receivable related to two mortgage loans on medical office buildings which serve as the headquarters for a healthcare operator was $26,212,000. The interest income on these two mortgage loans was approximately $141,000 and $217,000 for the three months ended September 30, 2003 and 2002, respectively, and $449,000 and $584,000 for the nine months ended September 30, 2003 and 2002, respectively.

        At September 30, 2003 and December 31, 2002, the net book value of other notes receivable was $31,515,000 and $33,931,000, respectively. Included in other notes receivable is $31,381,000 in subordinated notes received as consideration in connection with the sale of certain healthcare assets during 2002. Interest income on subordinate notes of this nature was approximately $1,175,000 and $1,122,000 for the three months ended September 30, 2003 and 2002, respectively, and $3,404,000 and $3,076,000 for the nine months ended September 30, 2003 and 2002, respectively. The entire $2,000,000 principal balance of a subordinated note received as consideration in connection with the sale of a healthcare asset was settled in full on September 17, 2003.

7.     Indebtedness

        We had the following debt activity for the nine months ended September 30, 2003:

	Notes Payable	Bank Notes Payable	Total
	(In thousands)
Balance at December 31, 2002	$721,084	$—	$721,084
Borrowings	325,000	35,000	360,000
Repayment of principal	(150,810)	(35,000)	(185,810)
Other	(113)	—	(113)

Balance at September 30, 2003	$895,161	$—	$895,161

Notes Payable

        During the nine months ended September 30, 2003, we repaid approximately $150,810,000 in principal on notes payable scheduled to mature (or that were redeemable at the option of the holders) on September 10, 2003, September 26, 2003, and March 15, 2004. We recorded a net loss on early extinguishment included in other expense during the three months ended September 30, 2003 and 2002 of approximately $0 and $558,000, respectively, and approximately $6,202,000 and $1,029,000 for the nine months ended September 30, 2003 and 2002, respectively. Additionally, we repaid approximately $133,000 in principal on other notes payable held by one of our discontinued components during the nine months ended September 30, 2003. The $190,000 remaining principal at September 30, 2003 of these notes were reclassified to other current liabilities as part of discontinued operations. During this same period, we also issued $325,000,000 of senior notes bearing a coupon rate of 8.875% and having a maturity of March 15, 2011. These notes were issued by LQ Properties and guaranteed by LQ Corporation. These notes are subject to, among other types of covenants, certain restrictive financial incurrence covenants such as limitations on the incurrence of indebtedness (pro forma fixed charge coverage ratios can not exceed 2.0 times excluding certain adjustments) and restricted payments (generally limited to 95% of funds from operations as it is defined in the indenture pursuant to which the notes were issued). In addition to the financial covenants, the indenture also includes limitations on asset sales, issuances of certain capital stock, sale and leaseback transactions, and affiliate transactions.

        Included in notes payable is $150,000,000 principal amount of 7.114% notes (the "Notes"), due in August 2011, (repayable by LQ Properties in August 2004 at the option of the note holder, Meditrust Exercisable Put Option Securities Trust (the "Trust"). The Exercisable Put Option Securities, (the "Securities") which have pass-through characteristics, represent beneficial interests in the Trust that holds the Notes. The Trust was established as part of a 1997 financing to hold the Notes. The Company is both the owner of securities issued by the Trust as well as the issuer of the Notes owed to the Trust. If the Notes are still outstanding from and after August 15, 2004, the interest rate will increase by a spread amount, as defined in the indenture, over the current 7.114% interest rate (the "Interest Rate to Maturity"). A third party (the "Call Holder") has the option to purchase the Notes at 100% of their principal amount on August 15, 2004 (the "Call Option"). If the Call Holder exercises the Call Option, we may repurchase the Notes from the Call Holder at a price equal to the greater of (a) 100% of the principal amount of the Notes or (b) the sum of the present values of the remaining principal and interest payments (at the 7.114% coupon rate) discounted at the rate of U.S. Treasury securities having maturities similar to the remaining term of the Notes, plus in either case accrued and unpaid interest. The estimated fair value of the repurchase of the Notes from the Call Holder is approximately $178,700,000 and $172,580,000 at September 30, 2003 and December 31, 2002, respectively. The Trust has the right to require us to purchase all of the Notes at 100% of their principal amount on August 15, 2004 (the "Put Option"). The Trust is required to exercise the Put Option if (a) the Call Holder fails to exercise the Call Option or (b) the Call Holder exercises the Call Option but fails to make payment on the date required. As of September 30, 2003 and December 31, 2002, LQ Properties owned $117,450,000 and $56,366,000, respectively, of the Securities issued by the Trust. Accordingly, if the Call Option is exercised and LQ Properties does not exercise its repurchase rights described above, LQ Properties will have a non-callable $150,000,000 obligation that matures in August 2011, and will bear interest at the Interest Rate to Maturity. In this event, we will receive $117,450,000 as a contemporaneous distribution from he Trust, representing a portion of the price paid by the Call Holder to the Trust upon exercise of the Call Option. Upon the initial application of SFAS No. 133, "Accounting for Derivative Instruments and Hedge Accounting" ("SFAS 133"), LQ Properties determined that the Call Option, Put Option, repurchase, and reset of interest did not meet the characteristics of derivative instruments as defined in SFAS 133. During the three months ended September 30, 2003, we reclassified the Securities on our consolidated balance sheets from long-term debt to investment in securities at September 30, 2003 and December 31, 2002. The Securities were also reclassified on our consolidated statements of cash flows from repayment of long-term debt to purchase of securities as of September 30, 2003 and 2002.

Bank Notes Payable

        We are a party to a credit agreement with a bank group which provides for a $225,000,000 revolving line of credit (the "Credit Facility"). On March 5, 2003, the Credit Facility was amended for a second time, which resulted in an extension of the maturity date to January 4, 2004, reduction in the commitment amount to $125,000,000, elimination of the minimum lodging Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") covenant and modification of other covenants and other provisions.

        Approximately $102,317,000 (net of a $22,683,000 outstanding letter of credit) was available under the revolving line of credit at September 30, 2003. Borrowings under the revolving line of credit currently bear interest at London Interbank Offered Rate ("LIBOR") plus 3.50%. During the nine months ended September 30, 2003, we borrowed and repaid $35,000,000 under the revolving line of credit.

        The Credit Facility, as amended, contains several restrictive financial covenants (as defined in the credit agreement), which include the following:

  •
  maximum net debt to EBITDA (total leverage) ratio of 5.0 times;
  •
  minimum interest coverage ratio of 2.1 times;
  •
  minimum fixed charge coverage ratio of 1.35 times;
  •
  maximum net debt to total capitalization ratio of 55%; and
  •
  minimum consolidated tangible net worth minimum of $1.4 billion, adjusted for the Reorganization effects.

        In addition to the financial covenants, the Credit Facility also includes limitations on capital expenditures, asset sales, secured debt, certain investments, common stock dividends, and debt and share repurchases. We were in compliance with the covenants related to our Credit Facility at September 30, 2003. In connection with the reclassification of the Securities, we obtained a waiver from our lenders of any potential covenant compliance regarding the reclassification.

8.     Commitments and Contingencies

        On December 7, 2000, a legal action was filed in the United States District Court for the District of Colorado, entitled Eric Potteiger v. La Quinta Inns, Inc. and The Meditrust Companies (Civ. Action No. 00-D-2456). We are named as a defendant in the complaint. Plaintiff seeks to recover the maximum statutory amount for injuries which he allegedly sustained in October 2000 as a result of carbon monoxide exposure which he experienced while he was a guest at a La Quinta Inn & Suites. We have insurance coverage that we believe will be available to cover the potential losses resulting from such incidents although losses characterized as punitive or similar damages may not be covered by customary insurance coverage such as ours. The maximum statutory amount includes compensatory damages (both economic, up to the actual damages incurred, non-economic, up to a maximum allowable amount of $732,500 and physical impairment and disfigurement damages which are not limited) and punitive damages (up to a maximum allowable amount of up to three times the amount of the actual compensatory damages awarded). We intend to continue vigorously contesting and defending this case. We cannot currently estimate the potential loss and/or range of potential loss from this matter.

        On June 27, 2001, a complaint was filed in the United States District Court for the District of Massachusetts, entitled Steadfast Insurance Co. v. Meditrust Corp., et al. (Civ. Action No. 01-CV-11115-MEL). On November 30, 2001 that complaint was amended, and the amended complaint was entitled Steadfast Insurance Co. v. La Quinta Properties, Inc. (Civ. Action No. 01-CV-11115-MEL). The complaint and the amended complaint were filed by plaintiff under seal. LQ Properties accepted service of the amended complaint on December 19, 2001 and filed an answer and counterclaim on April 3, 2002. The plaintiff, which claims to be the subrogee or assignee of the claims of various entities, alleges purported causes of action including breach of contract, negligence, violation of 15 U.S.C. § 771, violation of Mass. Gen. L. c. 110 § 410, negligent misrepresentation and violation of Mass. Gen. L. c. 93A, § 11, arising out of an alleged misrepresentation in the offering memorandum for Meditrust Corporation's 7.114% Exercisable Put Option Securities. The amended complaint sought approximately $15 million plus other potential damages. LQ Properties filed a motion for summary judgment on June 27, 2002. On June 4, 2003, the Court issued an order granting in full LQ Properties' motion for summary judgment, denying the plaintiff's motion for summary judgment, and dismissing in its entirety the plaintiff's case against LQ Properties. The plaintiff has filed a notice of appeal. We believe that LQ Properties has claims against a third-party defendant and non-parties to the lawsuit that may satisfy all or part of any potential liability that may be found against LQ Properties. We intend to continue vigorously contesting and defending this case. We cannot currently estimate the potential loss and/or range of potential loss from this matter.

        In January 2002, KSL Desert Resorts, Inc. filed a legal action in the United States District Court for the Central District of California against LQ Corporation, et al. (No. CV-02-007 RT (SGLx)). The plaintiff, which uses the name "La Quinta Resort & Club" for a destination resort and country club located in La Quinta, California, claims that LQ Corporation has infringed its alleged trademark rights, among other allegations, notwithstanding our "incontestable" federal trademark registrations of the mark "La Quinta" and other marks including the mark "La Quinta" for hotel and motel services. The plaintiff seeks an injunction to prevent La Quinta, our agents, servants, employees, and our attorneys from using the mark "La Quinta" in Palm Springs, in the Coachella Valley, or throughout the United States. The plaintiff also seeks to cancel our federal trademark registrations that include the phrase "La Quinta" and to require destruction of any items under our control which include the phrase "La Quinta." In October 2002, the defendants filed an answer denying the material allegations in the complaint and asserting several affirmative defenses, including defenses alleging that the plaintiff is estopped from asserting its actions. The defendants also filed counterclaims seeking to cancel plaintiff's federal trademark registrations using the "La Quinta" name for its destination resort and club. During settlement negotiations, the parties had reached apparent tentative settlement agreements, but those efforts have failed to result in a final and binding agreement. The action remains in the pre-trial stage and the Court has stayed proceedings until December 2003, to allow time for the parties to conduct a mediation of the dispute. If the mediation is unsuccessful in settling or satisfactorily resolving the dispute, we intend to vigorously defend the complaint and pursue our counterclaims. The Company cannot currently estimate the potential loss and/or range of potential loss from this matter.

        On March 17, 1997, New York New York Hotel and Casino LLC ("NYNY") purchased from La Quinta Development Partners, L.P. Inn #536 located in Las Vegas, Nevada. La Quinta then leased this hotel back from NYNY. The lease was terminated with proper notice and the property was returned to NYNY on July 31, 2002. On December 4, 2002, NYNY filed suit against La Quinta Development Partners, L.P. and La Quinta Inns, Inc. in the District Court for Clark County, Nevada (Case No. A460092) alleging, among other claims, breach of contract relating to the hotel leased from NYNY. NYNY alleges that the hotel was not returned in the condition required under the lease and the property would have to be demolished. This matter was removed to the United States District Court for the State of Nevada on December 13, 2002 (Case No. CV-S-1639-KJD-RJJ). On October 3, 2003, the parties entered into a confidential settlement agreement which has resolved all obligations between the parties regarding this matter.

        We are party to certain claims involving healthcare facilities formerly owned by LQ Properties that were leased to and operated by third party operators. Although we required our third party operators to maintain insurance coverage insuring LQ Properties' interests in the facilities as well as their own, this insurance coverage may not be adequate to fully protect us. We have been notified that one of the companies providing such insurance coverage, Reliance Insurance Company, was ordered into liquidation on October 3, 2001. Although we cannot predict what effect the liquidation of Reliance Insurance Company will have on pending claims, we do not consider our ultimate liability with respect to any one of these claims or lawsuits, as well as any other uninsured claim or lawsuit involving healthcare facilities formerly owned by LQ Properties that were leased to and operated by third party operators, to be material in relation to our consolidated financial condition or operations.

        In addition, we are party to a number of other claims and lawsuits arising out of the normal course of business relating to our lodging operations. We regularly evaluate our ultimate liability and attendant costs with respect to these claims and lawsuits. We do not consider our ultimate liability with respect to any single claim or lawsuit to be material in relation to our consolidated financial condition or operations.

        Under certain franchise agreements, we are committed to provide financial assistance, including but not limited to, loans, reimbursements, rebates, credits and other incentive payments to help defray the cost of construction and other costs associated with opening and operating a La Quinta hotel. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise or joint venture agreements. At September 30, 2003, we had $10.2 million in outstanding commitments of financial assistance to various franchisees, of which $4.3 million had been funded, net of $1.2 million of repayments. The unamortized balance of amounts funded on other incentive payments is included in Other Non-current Assets in the accompanying consolidated balance sheet. These agreements generally require that, in the event that the franchise relationship is terminated, the franchisee either repay the outstanding loan balance or unamortized portion of other incentive payments, or transfer to us any equipment, computer or other property purchased by franchisee with other incentive payments. During June 2003, we applied the provisions of EITF 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", by reclassifying the amortization of previously funded franchise incentive payments from operating expense to franchise revenue. Prior periods have been reclassed to conform to the 2003 presentation.

        LQ Properties had purchase commitments related to certain continuing redevelopment and renovation projects of approximately $18,636,000 at September 30, 2003.

9.     Distributions Paid to Shareholders

        During the nine months ended September 30, 2003, LQ Properties paid dividends of $11,812,000 or $0.5625 per depositary share, of its 9.00% Series A Cumulative Redeemable Preferred Stock.

        During the nine months ended September 30, 2003, LQ Properties paid dividends of $1,688,000 at a rate of 9.00% per annum on the liquidation preference of $25,000 per share, of its 9.00% Series B Cumulative Redeemable Preferred Stock.

        On April 25, 2003, LQ Properties paid a dividend of $30,000,000 to LQ Corporation, the sole holder of its Class A common stock.

10.   Other Expense (Income)

        For the three and nine month periods ended September 30, 2003 and 2002, other expense (income) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Provision for loss on interest and other receivables	$—	$1,900	$—	$1,900
Loss (gain) on sale of assets and related costs	34	(3,939)	30	(10,461)
Loss on early extinguishments of debt	—	558	6,202	1,029
Gain on settlement	—	29	—	(5,442)
Other(1)	427	(319)	1,362	(1,399)

Total other expense (income)	$461	$(1,771)	$7,594	$(14,373)

(1)
For the three months ended September 30, 2003, other consists of an accrual of lease termination expense, a gain on settlement related to a split dollar life insurance policy and an adjustment of employee retirement plan liability related to on going settlement of obligations under the terminated plan. Additionally, the nine months ended September 30, 2003 included an adjustment of actuarial assumptions on deferred compensation agreement and changes in net cash surrender values of key man life policies in the healthcare business.

        Changes in accrued restructure costs for the nine months ended September 30, 2003 were as follows:

	Severance & Other Exit Costs	Other	Total
	(In thousands)
Balance at December 31, 2002	$1,159	$2,110	$3,269
Payments	(535)	(247)	(782)
Accrual Adjustments	24	(238)	(214)

Balance at September 30, 2003	$648	$1,625	$2,273

11.   Income Taxes

        LQ Properties has elected to be taxed as a REIT under the Internal Revenue Code and believes it has met all the requirements for qualification as such. Accordingly, LQ Properties will generally not be subject to federal income taxes on amounts distributed to shareholders, including LQ Corporation, provided it distributes annually at least 90 percent of its REIT taxable income (determined without regard to its dividends paid deduction and by excluding net capital gain) and meets certain other requirements for qualifying as a REIT. Generally no provision for federal income taxes is believed necessary in the financial statements of LQ Properties except for certain transactions resulting in capital gains which may require federal tax provisions and for subsidiaries taxable as C-corporations. LQ Properties utilizes taxable REIT subsidiaries to conduct the operations of TeleMatrix, Inc. and to hold certain assets which LQ Properties could not hold directly. LQ Properties has accrued and paid federal and state income taxes on the earnings of such subsidiaries.

        LQ Corporation income tax benefit (expense) is based on reported earnings before income taxes, adjusted to give effect to the income tax consequences to LQ Corporation of any amounts attributable to minority interests. Deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting and such amounts recognized for tax purposes, which requires recognition of deferred tax assets and liabilities. Deferred income taxes include amounts attributable to LQ Properties, as those differences will affect amounts currently or ultimately required to be distributed by LQ Properties to LQ Corporation as taxable dividends. As a result of the Reorganization, we recorded a one-time charge of approximately $196,520,000 in January 2002 to establish the net deferred tax liability of La Quinta and to recognize the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including NOLs of LQ Properties and LQ Corporation. As a result of recording the one-time charge, the valuation allowance that existed at December 31, 2001 with respect to the net deferred tax asset of LQ Corporation was reversed.

        As of December 31, 2002, our total federal NOL carryforwards were approximately $434,900,000, of which approximately $178,500,000 is available to LQ Properties and its taxable REIT subsidiaries. As of December 31, 2002, our total capital loss carryforwards were approximately $28,600,000 and our federal tax credit carryforwards (primarily alternative minimum tax credit carryforwards available only to LQ Properties) were approximately $6,600,000. A valuation allowance of $28,400,000 has been provided with respect to deferred tax assets related to certain net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards for which realization of the benefit is not reasonably assured.

        Income tax benefit (expense) for the three and nine months ended September 30, 2003 and 2002 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Current income tax benefit	$248	$5,696	$49	$5,620
Net deferred tax liability recorded as a result of the Restructuring	—	—	—	(196,520)
Deferred income tax benefit	1,672	9,463	41,304	3,903

Total income tax benefit (expense)	$1,920	$15,159	$41,353	$(186,997)

12.   Earnings Per Share

        Earnings per share for LQ Corporation is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Loss before discontinued operations and cumulative effect of change in accounting principle	$(6,396)	$(18,471)	$(70,211)	$(214,081)
Discontinued operations, net of tax	(3,036)	(8,177)	(3,136)	(18,521)
Cumulative effect of change in accounting principle	—	—	—	(248,358)

Net loss	(9,432)	$(26,648)	$(73,347)	$(480,960)

Weighted average outstanding shares of paired common stock	143,225	143,325	143,116	143,151
Dilutive effect of stock options	—	—	—	—

Dilutive potential of paired common stock	143,225	143,325	143,116	143,151

Earnings per share—basic and assuming dilution
Loss before discontinued operations and cumulative effect of change in accounting principal	$(0.04)	$(0.13)	$(0.49)	$(1.50)
Discontinued operations, net of tax	(0.02)	(0.06)	(0.02)	(0.13)
Cumulative effect of change in accounting principle	—	—	—	(1.73)

Net loss	$(0.06)	$(0.19)	$(0.51)	$(3.36)

        Options to purchase 2,023,000 (exercise prices ranging from $5.40 per share to $16.06 per share) and 3,163,000 (exercise prices ranging from $5.45 per share to $32.77 per share) paired shares were outstanding during the three months ended September 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share ("EPS") because the options' exercise prices were equal to or greater than the average market price of the paired shares.

        For the three months ended September 30, 2003, options to purchase 10,521,000 paired shares (weighted average effect of 1,799,000 shares) at exercise prices ranging from $1.94 per share to $5.38 per share were outstanding and were not included in the computation of diluted EPS because their inclusion would result in an antidilutive per-share amount as the companies reported a loss from continuing operations. For the three months ended September 30, 2002, options to purchase 5,020,000 paired shares (weighted average effect of 851,000 shares) at exercise prices ranging from $1.94 per share to $5.40 per share were outstanding and not included in the computation of diluted EPS as the companies reported a loss from continuing operations.

        Options to purchase 6,045,000 (exercise prices ranging from $4.42 per share to $16.06 per share) and 2,363,000 (exercise prices ranging from $6.50 per share to $32.77 per share) paired shares were outstanding during the nine months ended September 30, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were equal to or greater than the average market price of the paired shares.

        In addition, for the nine months ended September 30, 2003, options to purchase 6,439,000 paired shares (weighted average effect of 802,000 shares) at exercise prices ranging from $1.94 per share to $4.35 per share were outstanding and were not included in the computation of diluted EPS because their inclusion would result in an antidilutive per-share amount as the companies reported a loss from continuing operations. For the nine months ended September 30, 2002, options to purchase 7,768,000 paired shares (weighted average effect of 1,385,000 shares) at exercise prices ranging from $1.94 per share to $6.44 per share were outstanding and were not included in the computation of diluted EPS because their inclusion would result in an antidilutive per-share amount as the companies reported a loss from continuing operations.

13.   Transactions between LQ Corporation and LQ Properties

        LQ Corporation, exclusive of its controlled subsidiaries, leases hotel facilities from LQ Properties and its subsidiaries. The hotel facility lease agreements, as modified, between LQ Corporation and LQ Properties are for a five-year term, which expired in July 2003. These leases have been amended to extend the term for an interim period prior to execution of new lease agreements. Through March 31, 2002, the leases provided for a fixed payment of base rent plus a percentage rent based on room and other revenues and required LQ Properties to assume costs attributable to property taxes and insurance and to fund certain capital expenditures. Subsequent to March 31, 2002, the modified lease agreements provided for a percentage rent payment only in an amount equal to 40 percent of the gross revenues from the hotel facilities and required LQ Properties to pay property taxes and insurance and to fund certain capital expenditures. At September 30, 2003 and December 31, 2002, LQ Corporation owed LQ Properties $148,058,000 related to these leases. Rent expense for the three months ended September 30, 2003 and 2002 was approximately $53,278,000 and $50,812,000 respectively, and approximately $149,448,000 and $170,564,000 for the nine months ended September 30, 2003 and 2002, respectively. LQ Corporation operated at a substantial loss due in part to the lease payments required to be made under the original terms of the intercompany leases. The companies believe that the intercompany leases conformed with normal business practices at the time they were entered into and were consistent with leases entered into on an arm's length basis. Due to the unexpected shortfall in the operating revenues generated by the leased hotels, LQ Properties and LQ Corporation modified the intercompany leases, effective April 1, 2002, which has resulted in a decline in revenue for LQ Properties and a decline in expenses for LQ Corporation.

        A subsidiary of LQ Corporation also has a royalty arrangement with a subsidiary of LQ Properties for the use of the La Quinta® brand name at a rate of approximately 2.5% of gross revenue, as defined in the royalty agreement. The royalty agreement expired on July 17, 2003 and automatically renewed for an additional five-year term. The royalty agreement will continue to automatically renew for additional five year terms unless earlier terminated. At September 30, 2003 and December 31, 2002, LQ Corporation owed LQ Properties $7,870,000 related to the royalty arrangement. Royalty expense for the three months ended September 30, 2003 and 2002 was approximately $3,373,000 and $3,245,000 respectively, and approximately $9,445,000 and $9,837,000 for the nine months ended September 30, 2003 and 2002, respectively.

        LQ Corporation provides certain management services to LQ Properties primarily related to executive management, general tax preparation, consulting, legal, accounting and certain aspects of human resources. LQ Properties compensates LQ Corporation for the direct costs of providing such services.

        All intercompany transactions between LQ Corporation and LQ Properties have been eliminated in LQ Corporation's consolidated financial statements. All intercompany transactions between LQ Properties and any of its consolidating subsidiaries have been eliminated in LQ Properties consolidated financial statements.

14.   Subsequent Events

        In October 2003, LQ Properties purchased $4,725,000 of the Exercisable Put Option Securities scheduled to mature in August 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with the financial statements and related notes included elsewhere in this Joint Quarterly Report. The results discussed below are not necessarily indicative of the results to be expected in future periods. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors. You should read the discussion about forward-looking statements in this Joint Quarterly Report under the heading "About this Joint Quarterly Report—Forward-Looking Statements" and "Cautionary Statements Regarding Forward-Looking Statements." This section will also direct you to our Joint Current Report on Form 8-K filed with the SEC on October 21, 2003 and other risks described from time to time in our annual, quarterly and current reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances, including those described in our Joint Current Report on Form 8-K filed with the SEC on October 21, 2003.

Overview

        The basis of presentation includes Management's Discussion and Analysis of Financial Condition and Results of Operations for each of the separate companies, LQ Corporation and LQ Properties, on a consolidated basis. Our management believes that LQ Corporation's consolidated presentation is more informative to holders of our common stock.

General

        We are a leading limited-service lodging company providing clean and comfortable rooms at affordable prices in convenient locations. We are one of the largest owner/operators of limited-service hotels in the United States. We own and operate 206 La Quinta Inns® (6 are located on land that is leased from third parties) and 74 La Quinta Inn & Suites® containing approximately 37,000 rooms in 28 states as of September 30, 2003. We strive to design hotels that attract both business and leisure travelers seeking quality rooms that are generally comparable to those of mid-price, full service hotels, but at lower average room rates.

        In addition to owning and operating our hotel properties we license the use of our proprietary brand names, including La Quinta®, La Quinta Inns® and La Quinta Inn & Suites®, in return for royalty and other fees through franchise agreements with franchisees. As of September 30, 2003, our franchisees operated 41 La Quinta Inns® and 41 La Quinta Inn & Suites® representing over 7,000 rooms under our brands. Other than our two consolidated joint ventures, we do not currently operate or manage any hotels under management agreements with third parties where we maintain an equity ownership position, have the ability to exercise significant influence and are exposed to risks of operations sufficient to require consolidation. We also earn interest income on approximately $57.6 million of healthcare related investments held at September 30, 2003.

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

La Quinta Corporation—Results of Operations

        We earn revenue primarily by operating 206 La Quinta Inns® and 74 La Quinta Inn & Suites® as well as licensing the use of our brand in return for license and other fees under our franchise program.

Comparison of the Three Months Ended September 30, 2003 to the Three Months Ended September 30, 2002

        Net income increased by $17.3 million or $0.13 per diluted common share, to a net loss of $9.4 million, or $0.06 per diluted common share, for the three months ended September 30, 2003 compared to a net loss of $26.7 million, or $0.19 per diluted common share, for the three months ended September 30, 2002. The increase in net income was primarily due to:

  •
  increases in lodging revenues of approximately $7.6 million;
  •
  increases in direct lodging operations of approximately $1.4 million;
  •
  decreases in other lodging and general administrative expenses of approximately $0.7 million;
  •
  increases in interest, net of approximately $1.9 million;
  •
  increases in depreciation and amortization of approximately $3.5 million;
  •
  decreases in impairments of approximately $26.0 million;

  •
  increase in other expense (income) of approximately $2.2 million; and
  •
  a decrease in income tax benefit of approximately $13.2 million.

        The following table summarizes statistical lodging data for the three months ended September 30, 2003 and 2002(1):

	2003	2002
Number of Company-owned Hotels in Operation:
Inns	206	214
Inn & Suites	74	73
Franchise Hotels Open	82	50
Occupancy Percentage
Inns	69.0%	61.2%
Inn & Suites	68.9%	60.6%
Total Company	69.0%	61.1%
ADR(3)
Inns	$55.12	$57.67
Inn & Suites	$63.73	$67.76
Total Company	$57.45	$60.22
RevPAR(4)
Inns	$38.04	$35.31
Inn & Suites	$43.91	$41.03
Total Company	$39.63	$36.77
Available Room-Nights(2)	3,365	3,457
Room-Nights Sold(2)	2,321	2,111
Comparable Hotels:
Hotels(5)	276	276
Occupancy Percentage	69.1%	61.5%
ADR(3)	$57.63	$60.75
RevPAR(4)	$39.84	$37.34
Available Room-Nights(2)	3,319	3,323
Room-Nights Sold(2)	2,295	2,043

(1)
Unless otherwise noted, operating data is only for company-owned hotels and includes properties held for sale and discontinued operations.
(2)
Available room-night count and room-nights sold in thousands.
(3)
Represents average daily rate.
(4)
Represents net room revenue per available room.
(5)
Represents hotels open at least two years for the three months ended September 30, 2003, less hotels held for sale and discontinued operations as of September 30, 2003.

        The following table sets forth certain information regarding our top ten markets ranked by the number of rooms owned in each of our top ten markets to our total rooms owned portfolio as of September 30, 2003. The market RevPAR performance data reflects RevPAR performance during the three months ended September 30, 2003 for La Quinta's defined competitive set (which includes La Quinta's RevPAR data) within each local market, as aggregated by Smith Travel Research. During the three months ended September 30, 2003, the market RevPAR performance for the top ten markets decreased 1%. La Quinta's RevPAR performance in these top ten markets increased 3%. La Quinta's RevPAR increased faster than the market primarily due to improved RevPAR performance in San Antonio, Denver, New Orleans, Phoenix and Miami/Ft. Lauderdale. During the three months ended September 30, 2003, the market RevPAR performance for all markets increased 2% while La Quinta's comparable RevPAR increased 7%. We believe that La Quinta's comparable RevPAR increased faster than that of its local market competitors due to the impact of our revenue initiatives such as electronic distribution related revenues.

					2003 Third Quarter RevPAR % Change
	Owned Hotels		Owned Rooms
Market		% of Total		% of Total
	No.		No.		Market
Dallas/Ft. Worth	21	7%	2,858	8%	-5%
Houston	16	6%	2,052	6%	-5%
San Antonio	10	4%	1,516	4%	6%
Denver	10	4%	1,294	4%	-5%
New Orleans	8	3%	1,178	3%	6%
Austin	9	3%	1,184	3%	2%
Phoenix	8	3%	1,009	3%	11%
Orlando	7	2%	1,033	3%	-8%
Atlanta	8	3%	1,031	3%	-2%
Miami/Ft. Lauderdale	7	2%	964	3%	2%

Top Ten Markets	104	37%	14,119	40%	-1%
Other Markets	176	63%	22,416	60%	3%

All Markets	280	100%	36,535	100%	2%

Revenues and Expenses

        Lodging revenues increased by $7.6 million or 5.7%, to $140.3 million for the three months ended September 30, 2003 compared to $132.7 million for the three months ended September 30, 2002. Lodging revenues include revenues from room rentals and other revenue, such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. In addition, lodging revenues include approximately $2.9 million in franchise fees charged to franchisees for operating under the La Quinta brand name and using our hotel designs, operating systems and procedures. Franchise fees increased by $1.5 million, or 107.1%, to $2.9 million from $1.4 million for the three months ended September 30, 2002.

        The increase in lodging revenues was primarily due to an increase in room revenues, which accounts for approximately 95% of lodging revenues. Room revenues increased by $6.2 million or 4.9%, to $133.0 million for the three months ended September 30, 2003 compared to $126.8 million for the three months ended September 30, 2002. Room revenue is dictated by demand, measured as occupancy percentage, pricing, measured as average daily rate, or ADR, and the level of available room inventory. Room revenues increased during the three months ended September 30, 2003 compared to the three months ended September 30, 2002 primarily due to an increase in occupancy from all company owned hotels including properties held for sale and discontinued operations ("Company-owned Hotels") of approximately 7.9% from 61.1% to 69.0% during the quarter. The increase in occupancy and RevPar are primarily attributable to revenue initiatives we implemented over the prior year, such as the expansion of our electronic distribution channels, enhancement of our frequent stayer program and strengthened sales force; as well as our continued focus on customer satisfaction.

        RevPAR from Company-owned Hotels increased $2.86, or 7.8%, to $39.63 for the three months ended September 30, 2003 compared to $36.77 for the three months ended September 30, 2002. RevPAR increased as a result of the above-mentioned factors. This increased demand was partially offset by a decline in room rates. We believe this trend will continue during the fourth quarter of 2003 and be driven primarily by increased demand levels from leisure travelers, an increase in volume from various Internet travel sites, advertising and promotions initiatives, and growth in membership of our La Quinta Returns® program. However, approximately two-thirds of our business is booked within zero to seven days of the stay, therefore forecasting such a trend is difficult and declines in business and leisure traveler demand could impact our results. We can give no assurance that the trends experienced in the third quarter will continue for the remainder of the year or into 2004.

        Other revenues, which include revenues from leasing and mortgage financing on healthcare real estate, decreased by $0.1 million, or 7.1%, to $1.3 million for the three months ended September 30, 2003, compared to $1.4 million for the three months ended September 30, 2002. The decrease in other revenues was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages during 2002. Assets that were sold during 2002 generated revenues of $0.3 million during the three months ended September 30, 2002.

        Direct lodging operating expenses increased by $1.4 million or 2.3% to $62.6 million for the three months ended September 30, 2003 compared to $61.2 million for the three months ended September 30, 2002. Direct lodging operating expenses include costs directly associated with the operation of the hotels such as direct labor, utilities and hotel supplies. The increase in direct lodging operating expenses is primarily due to an increase in certain variable expenses such as, salaries and related benefits and supplies and maintenance partially offset by decreases in other variable expenses such as, utilities, travel agency, guest services, credit card processing and miscellaneous expenses.

        Other lodging expenses decreased by $0.3 million, or 1.6%, to $18.3 million for the three months ended September 30, 2003 compared to $18.6 million for the three months ended September 30, 2002. Other lodging expenses include property taxes, insurance, franchise program costs, and corporate allocations charged to our owned hotel operations based on a percentage of room revenue. The net decrease in other lodging expenses was primarily comprised of:

  •
  an increase in franchise related expenses of approximately $1 million;
  •
  a decrease in Returns loyalty program expense of approximately $0.4 million due to one time implementation costs related to rollout of the new program in the third quarter of 2002;
  •
  a decrease in property taxes of $1.5 million, and
  •
  a net increase in reservation, marketing, and other corporate allocations that are based on a percentage of room revenue of $0.3 million.

        General and administrative expenses decreased by approximately $0.4 million, or 3.3%, to $11.9 million for the three months ended September 30, 2003 compared to $12.3 million for the three months ended September 30, 2002. General and administrative expenses include, among other costs, information services, legal, finance and accounting costs, sales, marketing, reservations, human resources and corporate operations. The decrease in general and administrative costs relates primarily to an increase in corporate overhead allocations to our owned hotels related to reservation and marketing services and the Returns loyalty program that are based on a percentage of revenue generated, as well as a decrease in legal expense offset by increases in the executive, finance, accounting, human resources and information systems areas related to franchise support, restricted stock compensation expense, relocation expense, systems enhancement and maintenance. In addition, we experienced decreases in expenses incurred to support the healthcare operations during the same period. We anticipate that general and administrative expenses may increase in comparison to prior periods due to continuing marketing initiatives, increases in costs associated with our Returns loyalty program, increases in accounting and internal audit expense, as well as increases in restricted stock compensation expense and other employee benefits.

        Interest, net increased by $1.9 million, or 13.3%, to $16.2 million during the three months ended September 30, 2003 compared to $14.3 million during the three months ended September 30, 2002. The increase in interest expense was primarily due to higher interest expense related to the March 19, 2003 issuance of our $325 million 8.875% senior notes offset by decreases in interest expense as a result of $186.1 million in principal payments made on our debt from September 30, 2002 to September 30, 2003. We used the proceeds generated from asset sales and mortgage repayments during the last three months of 2002 and proceeds from the issuance of our 8.875% senior notes to fund the principal repayments. Interest expense is presented net of interest income on cash and the Securities.

        Depreciation, amortization and write-offs increased by $3.5 million, or 12.0%, to $32.7 million for the three months ended September 30, 2003 compared to $29.2 million for the three months ended September 30, 2002. The increase was primarily due to an acceleration in depreciation for an inn slated to be demolished and rebuilt, as well as additional depreciation related to new assets put in service during the renovation program.

        Impairments on property, plant and equipment decreased by $26.0 million, or 89.0%, to $3.2 million for the three months ended September 30, 2003 compared to $29.2 million for the three months ended September 30, 2002. The current facts, circumstances and analysis indicated that the assets were impaired. The impairments for the three months ended September 30, 2003 were comprised of $2.7 million of impairments related to held for use properties and $0.5 million of impairments related to properties that were held for sale during the nine month period ended September 30, 2003.

Discontinued Operations

        For the three months ended September 30, 2003, loss from discontinued operations, net of income tax benefit of $1.7 million, represents the results of TeleMatrix, Inc. and one company-owned hotel including an impairment charge on the hotel asset. We have decided to sell the hotel and TeleMatrix, Inc. Both sales are expected to close within twelve months. An impairment charge of $4.4 million was recorded in the third quarter to reflect the expected proceeds from the sales.

Other Expense (Income)

        We recorded approximately $0.5 million in other expense for the three months ended September 30, 2003 compared to $1.8 million of other income for the three months ended September 30, 2002. Other expense (income) is comprised of the following:

	Three Months Ended September
	2003	2002
	(In thousands)
Provision for loss on interest and other receivables	$—	$1,900
Loss (gain) on sale of assets and related costs	34	(3,939)
Loss on early extinguishments of debt	—	558
Gain on settlement	—	29
Other	427	(319)

Total other expense (income)	$461	$(1,771)

  •
  During the three months ended September 30, 2003, we recognized a loss on sale of assets and related costs of approximately $0.03 million as compared to a gain of $2.6 million recognized during the same period in 2002. In addition, mortgage repayments resulted in a gain of $1.3 million during the three months ended September 30, 2002.

  •
  During the three months ended September 30, 2003, we recognized expense of $0.4 million primarily related to an accrual of lease termination expense, a gain on settlement related to a split dollar life insurance policy and an adjustment of employee retirement plan liability related to on going settlement of obligations under the terminated plan. During the same period of 2002, we recognized $0.3 million of other income related to an adjustment of amounts previously accrued for exit of our healthcare operations.

Comparison of the Nine Months Ended September 30, 2003 to the Nine Months Ended September 30, 2002

        Net income increased by $407.6 million, or $2.85 per diluted common share, to a net loss of $73.4 million, or $0.51 per diluted common share, for the nine months ended September 30, 2003 compared to a net loss of $481.0 million or $3.36 per diluted common share, for the nine months ended September 30, 2002. The increase in net income was primarily due to:

  •
  decreases in lodging and other revenues of approximately $16.1 million;
  •
  decreases in direct lodging expenses of approximately $1.2 million;
  •
  increases in other lodging and general administrative expenses of approximately $6.1 million;
  •
  decreases in interest, net of approximately $4.5 million;
  •
  increases in impairments of approximately $40.6 million;
  •
  increase in other expense (income) of approximately $22.0 million;
  •
  a one-time charge of approximately $196.5 million recorded during the nine months ended September 30, 2002, to establish the net deferred tax liability of LQ Corporation and recognize the future impact of temporary differences between book value and tax basis of lodging and healthcare assets and liabilities, including NOLs of LQ Properties and LQ Corporation, and
  •
  a charge of approximately $248.4 million recorded as a cumulative effect of change in accounting principle during the nine months ended September 30, 2002, to reflect an adjustment to goodwill as a result of the implementation of SFAS 142.

        The following table summarizes statistical lodging data for the nine months ended September 30, 2003 and 2002(1):

	2003	2002
Number of Company-owned Hotels in Operation:
Inns	206	214
Inn & Suites	74	73
Franchise Hotels Open	82	50
Occupancy Percentage
Inns	61.8%	61.3%
Inn & Suites	63.3%	63.3%
Total Company	62.2%	61.8%
ADR(3)
Inns	$56.57	$57.07
Inn & Suites	$67.53	$69.49
Total Company	$59.56	$60.30
RevPAR(4)
Inns	$34.95	$34.97
Inn & Suites	$42.71	$43.96
Total Company	$37.03	$37.25
Available Room-Nights(2)	10,070	10,319
Room-Nights Sold(2)	6,261	6,375
Comparable Hotels:
Hotels(5)	274	274
Occupancy Percentage	62.4%	62.4%
ADR(3)	$59.87	$60.89
RevPAR(4)	$37.39	$38.01
Available Room-Nights(2)	9,778	9,785
Room-Nights Sold(2)	6,106	6,108

(1)
Unless otherwise noted, operating data is only for company-owned hotels and includes properties held for sale and discontinued operations.
(2)
Available room-night count and room-nights sold in thousands.
(3)
Represents average daily rate.
(4)
Represents net room revenue per available room.
(5)
Represents hotels open at least two years for the nine months ended September 30, 2003, less hotels held for sale and discontinued operations as of September 30, 2003.

        The following table sets forth certain information regarding our top ten markets ranked by the number of rooms owned in each of our top ten markets to our total rooms owned portfolio as of September 30, 2003. The market RevPAR performance data reflects RevPAR performance during the nine months ended September 30, 2003 for La Quinta's defined competitive set (which includes La Quinta's RevPAR data) within each local market, as aggregated by Smith Travel Research. During the nine months ended September 30, 2003, the market RevPAR performance for the top ten markets decreased 5%. La Quinta's RevPAR performance in these top ten markets decreased 6%. La Quinta's RevPAR declined faster than the market primarily due to weak RevPAR performance in Dallas/Ft.Worth and Orlando. During the nine months ended September 30, 2003, both the market RevPAR performance for all markets, as well as La Quinta's comparable RevPAR decreased by 2%. La Quinta's comparable RevPAR performance was below the market in the first quarter of 2003, roughly equal to the market in the second quarter of 2003, and exceeded the market in the third quarter of 2003. We believe the recent improved relative performance is due to the impact of our revenue initiatives such as electronic distribution related revenues.

					2003 Year-to-Date RevPAR % Change
	Owned Hotels		Owned Rooms
Market		% of Total		% of Total
	No.		No.		Market
Dallas/Ft. Worth	21	7%	2,858	8%	-6%
Houston	16	6%	2,052	6%	-8%
San Antonio	10	4%	1,516	4%	-5%
Denver	10	4%	1,294	4%	-8%
New Orleans	8	3%	1,178	3%	-8%
Austin	9	3%	1,184	3%	-3%
Phoenix	8	3%	1,009	3%	4%
Orlando	7	2%	1,033	3%	-10%
Atlanta	8	3%	1,031	3%	-7%
Miami/Ft. Lauderdale	7	2%	964	3%	-2%

Top Ten Markets	104	37%	14,119	40%	-5%
Other Markets	176	63%	22,416	60%	0%

All Markets	280	100%	36,535	100%	-2%

Revenues and Expenses

        Lodging revenues decreased by $8.7 million, or 2.2%, to $391.5 million for the nine months ended September 30, 2003 compared to $400.2 million for the nine months ended September 30, 2002. Lodging revenues include revenues from room rentals and other revenue, such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. In addition, lodging revenues include franchise fees charged to franchisees for operating under the La Quinta brand name and using our hotel designs, operating systems and procedures. Franchise fees increased by $3.3 million, or 100%, to $6.6 million compared to $3.3 million for the nine months ended September 30, 2002.

        The decrease in lodging revenues was primarily due to a decrease in room revenues, which accounts for approximately 95% of lodging revenues. Room revenues decreased by $11.4 million or 3.0%, to $372.1 million for the nine months ended September 30, 2003 compared to $383.5 million for the nine months ended September 30, 2002. Room revenue is dictated by demand, measured as occupancy percentage, pricing, measured as ADR, and the level of available room inventory. Room revenues decreased during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 due to several factors, including:

  •
  lower room rates, and
  •
  the sale of hotel properties during 2002 and the first nine months of 2003. Available room inventory decreased by 249,000 room-nights and room revenues associated with the hotel properties sold were approximately $6.0 million for the comparative nine month period during 2002.

        RevPAR from Company-owned Hotels, decreased by $0.22, or 0.6%, to $37.03 for the nine months ended September 30, 2003 compared to $37.25 for the nine months ended September 30, 2002. RevPAR decreased as a result of the lower room rates. While RevPAR results for the nine months ended September 30, 2003 declined, we experienced favorable trends in RevPAR during the three months ended September 30, 2003, which have continued. We believe the trend experienced during the quarter will continue during the last quarter of 2003 and be driven primarily by higher demand levels from leisure travelers, increased volume from various Internet travel sites, advertising and promotions initiatives, and growth in membership of our La Quinta Returns program. However, approximately two-thirds of our business is booked within zero to seven days of the stay, therefore forecasting such a trend is difficult and declines in business and leisure traveler demand could impact our results. We can give no assurance that the trends experienced in the third quarter will continue for the remainder of the year or into 2004.

        Other revenues, which include revenues from leasing and mortgage financing on healthcare real estate, decreased by $7.4 million, or 65.5%, to $3.9 million for the nine months ended September 30, 2003, compared to $11.3 million for the nine months ended September 30, 2002. The decrease in other revenues was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages during 2002. Healthcare assets that were sold during 2002 generated revenues of $7.3 million during the nine months ended September 30, 2002. Revenues from healthcare assets remaining in the portfolio for the nine months ending September 30, 2003 were $3.6 million.

        Direct lodging operations expenses decreased by $1.2 million, or 0.7%, to $177.1 million for the nine months ended September 30, 2003 compared to $178.3 million for the nine months ended September 30, 2002. Direct lodging operating costs include costs directly associated with the operation of the hotels such as direct labor, utilities and hotel supplies. Direct lodging operating costs decreased during the nine months ended September 30, 2003 due to our continued emphasis on cost control. Specifically, variable expenses including travel agency commissions, guest services, security guards, bad debt expense, credit card processing costs, and other miscellaneous expense decreased by $3.0 million. The decrease in these expenses was partially offset by increases in salaries and related expenses of $0.7 million, in local advertising of $0.5 million and in maintenance and supplies expense of $0.6 million.

        Other lodging expenses increased by $1.3 million, or 2.5%, to $54.2 million for the nine months ended September 30, 2003 compared to $52.9 million for the nine months ended September 30, 2002. Other lodging expenses include property taxes, insurance, franchise program costs, and corporate allocations charged to our owned hotel operations based on a percentage of room revenue. The net increase in other lodging expense was comprised of increases in La Quinta Returns® loyalty program expenses of approximately $2.4 million, increases in insurance costs of approximately $0.1 million, increases in other miscellaneous expense of approximately $0.6 million, increases in franchise related expenses of approximately $0.4 million offset by decreases in corporate allocations, such as marketing, reservations, and IT support fees of $0.6 million and property tax of $1.7 million.

        General and administrative expenses increased by approximately $4.8 million, or 13.3%, to $41.0 million for the nine months ended September 30, 2003 compared to $36.2 million for the nine months ended September 30, 2002. General and administrative expenses include, among other costs, information services, legal, finance and accounting costs, sales, marketing, reservations, human resources and corporate operations. The increase in general and administrative costs primarily relates to an increase in expenses resulting from our sales and marketing initiatives, partially offset by a net increase in corporate allocations (see other lodging expenses) primarily related to services provided to our owned hotels for the Returns loyalty program, which is based on a percentage of revenue generated by Returns members. In addition, we experienced an increase in the executive, finance, accounting, corporate operations, human resources and information systems areas that were related to corporate governance matters, systems enhancement and maintenance, franchise support, costs associated with our system wide conference, restricted stock compensation expense, other employee benefits and relocation expense. We anticipate that general and administrative expenses may continue to increase in comparison to prior periods due to continuing marketing initiatives and costs associated with our Returns loyalty program, increases in accounting and internal audit expense, as well as increases in restricted stock compensation and other employee benefits.

        Interest, net decreased by $4.5 million, or 8.7%, to $47.0 million during the nine months ended September 30, 2003 compared to $51.5 million for the nine months ended September 30, 2002. The decrease in interest expense is due to a decrease in the average debt outstanding during the periods as a result of principal payments made on our debt of $186.1 million from September 30, 2002 to September 30, 2003. We used the proceeds generated from asset sales and mortgage repayments during the last nine months of 2002 and proceeds from the issuance of 8.875% senior notes on March 19, 2003 to fund the principal repayments. Interest expense is presented net of interest income on cash and the Securities.

        Depreciation, amortization and write-offs increased by $5.7 million, or 6.3%, to $96.7 million for the nine months ended September 30, 2003 compared to $91.0 million for the nine months ended September 30, 2002. This increase was primarily due to an acceleration in depreciation for an inn slated to be demolished and rebuilt and as a result of a change in the estimated lives of computer hardware. This increase was offset by a decrease in loss on early retirements due to retirements in the previous year of internal and external software costs and retirement of assets replaced during the renovation program in the prior year.

        Impairments on property, plant and equipment increased by $40.6 million, or 139.0%, to $69.8 million for the nine months ended September 30, 2003 compared to $29.2 million for the nine months ended September 30, 2002. The current facts, circumstances and analysis indicated that the assets were impaired. The impairments for the nine months ended September 30, 2003 were comprised of $67.7 million of impairments related to held for use properties and $2.1 million of impairments related to properties that were held for sale during the nine months ended September 30, 2003.

Discontinued Operations

        For the nine months ended September 30, 2003, loss from discontinued operations, net of income tax benefit of $1.9 million, represents the results of TeleMatrix, Inc. and one company-owned hotel including an impairment charge on the hotel asset. We have decided to sell the hotel and TeleMatrix, Inc. Both sales are expected to close within twelve months. An impairment charge of $4.4 million was recorded in the third quarter to reflect the expected proceeds from the sales.

Other Expense (Income)

        We recorded approximately $7.6 million in other expense for the nine months ended September 30, 2003 compared to $14.4 million of other income for the nine months ended September 30, 2002. Other expense (income) is comprised of the following:

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Provision for loss on interest and other receivables	$—	$1,900
Gain on sale of assets and related costs	30	(10,461)
Loss on early extinguishments of debt	6,202	1,029
Gain on settlement	—	(5,442)
Other	1,362	(1,399)

Total other expense (income)	$7,594	$(14,373)

  •
  During the nine months ended September 30, 2003 we recognized a loss on sale of assets and related costs on the sale of property, plant and equipment of $0.03 million compared to a gain on sale of assets and related costs of $7.9 million for the nine months ended September 30, 2002. In addition, mortgage repayments resulted in a gain of $2.6 million during the nine months ended September 30, 2002.
  •
  During the nine months ended September 30, 2002, we settled obligations and receivables related to healthcare assets previously sold that resulted in a gain on settlement of $5.4 million. As part of the settlement, we received a $2.3 million recovery on receivables previously written off and our obligation of $3.1 million, with respect to certain liabilities related to prior healthcare asset sales, was relieved.
  •
  During the nine months ended September 30, 2003, we recognized expense of $1.4 million primarily related to an adjustment of actuarial assumptions on a deferred compensation agreement and a gain on settlement related to a split dollar life insurance policy in the healthcare business, as well as an accrual of lease termination expense and an adjustment of employee retirement plan liability related to on going settlement of obligations under the terminated plan. During the same period of 2002, we recognized $0.9 million of other expense comprised of employee severance and related costs. These expenses were offset by $0.5 million in insurance recoveries as well as a $1.8 million reduction of amounts previously accrued for exit of our healthcare operations.

Liquidity and Capital Resources

Overview

        As of September 30, 2003, we had approximately $221 million of liquidity, which was composed of $119 million of cash and $102 million of unused capacity under our $125 million revolving Credit Facility after giving effect to approximately $23 million of a letter of credit issued thereunder. The letter of credit primarily supports insurance arrangements. The letter of credit supporting an industrial revenue bond expired in January 2003. Because the bond requires full-year extensions of the letter of credit and since our Credit Facility was expected to mature on May 31, 2003 (without considering extension options), we did not renew the letter of credit. As a result, we funded the repurchase of the bond for approximately $4.5 million in January 2003. This is similar to our action with respect to this bond in June 2001, which was subsequently followed by a reissuance of the bond. The guarantee of the bond was a condition of the sale of a healthcare asset by us to a third party in September 1995. On March 5, 2003, we amended our Credit Facility for a second time, which eliminated and modified certain covenants and extended the maturity to January 4, 2004.

        In addition, as of September 30, 2003, we had approximately $13.4 million in net book value, after impairment adjustments, of lodging assets held for sale and $7.9 million of net investment in discontinued operations. We have no debt maturing during the remainder of 2003 and an additional $169 million maturing during the nine months ending September 30, 2004. As of September 30, 2003, none of our debt obligations were floating rate obligations in which interest payments vary with fluctuations in LIBOR.

        We earned revenue principally by operating 206 La Quinta Inns® and 74 La Quinta Inn & Suites® as well as licensing the use of our brand in return for license and other fees under our franchise program. To a lesser extent, we also generated revenues from healthcare related financing and from telecom equipment sales.

Cash Flows from Operating Activities

        Our sale of assets, the down turn in the national economy, the continuing impact of the 2001 terrorist attacks on the United States and the war in Iraq and its aftermath, as well as our concentration of inns in certain markets and increased price competition have had a negative impact upon our operating cash flows during the nine months ended September 30, 2003.

Cash Flows from Investing and Financing Activities

        As of September 30, 2003, our gross investment in property, plant and equipment totaled approximately $2.2 billion consisting of hotel facilities in service and corporate assets. During the nine months ended September 30, 2003, we spent approximately $40.5 million on capital improvements and renovations to existing hotels, redevelopment and corporate expenditures.

        Under certain franchise agreements, we are committed to provide financial assistance, including but not limited to, loans, reimbursements, rebates, credits and other incentive payments to help defray the cost of construction and other costs associated with opening and operating a La Quinta hotel. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise or joint venture agreements. At September 30, 2003, we had $10.2 million in outstanding commitments of financial assistance to various franchisees, of which $4.3 million had been funded, net of $1.2 million of repayments. The unamortized balance of amounts funded on other incentive payments is included in Other Non-Current Assets in the accompanying consolidated balance sheet. These agreements generally require that, in the event that the franchise relationship is terminated, the franchisee either repay the outstanding loan balance or unamortized portion of other incentive payments, or transfer to us any equipment, computer or other property purchased by franchisee with other incentive payments.

        Additionally, LQ Properties had purchase commitments related to certain continuing redevelopment and renovation projects of approximately $18.6 million at September 30, 2003 which will be funded from our current sources of capital as more fully described below. We will continue, from time to time, to evaluate the potential selective redevelopment of existing inns and enter into similar commitments if any additional redevelopment and renovation projects are approved.

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

        We have an effective shelf registration statement on file with the SEC. Under the shelf registration statement, either or both of LQ Corporation and LQ Properties may offer and sell, from time to time, either separately, together, or in combination debt securities, which may be senior or subordinated; shares of common stock; shares of preferred stock; depositary shares; and warrants exercisable for debt securities, common stock or preferred stock.

        We are a party to a credit agreement with a bank group which provided a $225 million revolving line of credit. On March 5, 2003, the Credit Facility was amended for a second time, which resulted in an extension of the maturity date to January 4, 2004, a reduction in the commitment amount to $125 million, an elimination of the minimum lodging EBITDA covenant and modification of other covenants and provisions. The Credit Facility is secured by a pledge of stock of our subsidiaries and intercompany debt evidenced by promissory notes and contains a subjective acceleration clause contingent upon a material adverse effect. No borrowings, other than the letter of credit described below, were outstanding under our revolving line of credit at September 30, 2003.

        Approximately $102 million (net of $23 million in an outstanding letter of credit) was available under the revolving line of credit at September 30, 2003. Borrowings under the revolving line of credit currently bear interest at LIBOR plus 3.50%. During the nine months ended September 30, 2003, we borrowed and repaid $35 million under the revolving line of credit.

        The Credit Facility, as amended, contains several restrictive financial covenants (as defined in the credit agreement) which include the following:

  •
  maximum net debt to EBITDA (total leverage) ratio of 5.0 times;
  •
  minimum interest coverage ratio of 2.1 times;
  •
  minimum fixed charge coverage ratio of 1.35 times;
  •
  maximum net debt to total capitalization ratio of 55%; and
  •
  minimum consolidated tangible net worth minimum of $1.4 billion, adjusted for the Reorganization effects.

        In addition to the financial covenants, the Credit Facility also includes limitations on capital expenditures, asset sales, secured debt, certain investments, common stock dividends, and debt and share repurchases. We were in compliance with the covenants under our Credit Facility at September 30, 2003. In connection with the reclassification of the Securities, we obtained a waiver from our lenders of any potential covenant compliance issues regarding the reclassification.

        We anticipate entering into a new Credit Facility during the fourth quarter of 2003 prior to our current Credit Facility's maturity date of January 4, 2004. However, we cannot provide any assurance that we will be successful in doing so.

        During the nine months ended September 30, 2003, we issued $325 million of senior notes bearing a coupon rate of 8.875% and having a maturity of March 15, 2011. These notes were issued by LQ Properties and guaranteed by LQ Corporation. These notes are subject to, among other types of covenants, certain restrictive financial incurrence covenants such as limitations on the incurrence of indebtedness (pro forma fixed charge coverage ratios can not exceed 2.0 times excluding certain adjustments) and restricted payments (generally limited to 95% of funds from operations as it is defined in the indenture pursuant to which the notes were issued). In addition to the financial covenants, the indenture also includes, among other limitations, limitations on asset sales, issuances of certain capital stock, sale and leaseback transactions, and affiliate transactions.

        Also during the nine months ended September 30, 2003, we repaid approximately $150.8 million in principal on notes payable scheduled to mature (or that were redeemable at the option of the holder) on September 10, 2003, September 26, 2003, and March 15, 2004. We recorded a net loss on early extinguishment included in other expense during the nine months ended September 30, 2003 of approximately $6.2 million.

        The following is a summary of our future debt maturities as of September 30, 2003:

Year	Total
	(In millions)
2003	$—
2004	169	(1)
2005	116
2006	20
2007	210
2008 and thereafter	380

Total debt	$895

(1)
Includes $150 million principal amount of 7.114% Notes. The maturity schedule assumes that, as described below, either the Trust exercises the Put Option in 2004, or the call option is exercised and LQ Properties exercises its repurchase rights. However, as described below, in the event the Call Option is exercised and LQ Properties does not exercise its repurchase rights, LQ Properties will have a $150 million obligation at the Interest Rate to Maturity, the 7.114% Notes will remain outstanding until 2011 and LQ Properties will receive approximately $117.5 million as a contemporaneous distribution from the Trust.

        Included in notes payable is $150,000,000 principal amount of 7.114% notes ("Notes") due in August 2011, (repayable by LQ Properties in August 2004 at the option of the note holder, Meditrust Exercisable Put Option Securities Trust (the "Trust")). The Company has also purchased $117,450,000 face amount of the related Exercisable Put Option Securities ("Securities"). The Securities, which have pass-through characteristics, represent beneficial interests in the Trust that holds the 7.114% Notes. The Trust was established by LQ Properties as part of a 1997 financing to hold the 7.114% Notes. If our 7.114% Notes are still outstanding from and after August 15, 2004, the interest rate will increase by a spread amount, as defined in the Indenture, over the current 7.114% interest rate (the "Interest Rate to Maturity"). A third party (the "Call Holder") has the option to purchase the Notes at 100% of their principal amount on August 15, 2004 (the "Call Option"). If the Call Holder exercises the Call Option, we may repurchase the Notes from the Call Holder at a price equal to the greater of (a) 100% of the principal amount of the Notes or (b) the sum of the present values of the remaining principal and interest payments (at the 7.114% coupon rate) discounted at the rate of U.S. Treasury securities having maturities similar to the remaining term of the Notes, plus in either case accrued and unpaid interest. The estimated fair value of the repurchase of the Notes from the Call Holder is approximately $178,700,000 and $172,580,000 at September 30, 2003 and December 31, 2002, respectively. The Trust has the right to require us to purchase all of the Notes at 100% of their principal amount on August 15, 2004 (the "Put Option"). The Trust is required to exercise the Put Option if (a) the Call Holder fails to exercise the Call Option or (b) the Call Holder exercises the Call Option but fails to make payment on the date required. As of September 30, 2003 and December 31, 2002, LQ Properties owned $117,450,000 and $56,366,000 respectively, of the Securities issued by the Trust. Accordingly, if the Call Option is exercised and LQ Properties does not exercise its repurchase rights described above, LQ Properties will have a non-callable $150,000,000 obligation that matures in August 2011, and will bear interest at the Interest Rate to Maturity. In this event, we will receive $117,450,000 as a contemporaneous distribution from the Trust, representing a portion of the price paid by the Call Holder to the Trust upon exercise of the Call Option. Upon the initial application of SFAS No. 133, "Accounting for Derivative Instruments and Hedge Accounting" ("SFAS 133"), LQ Properties determined that the Call Option, Put Option, repurchase, and reset of interest did not meet the characteristics of derivative instruments as defined in SFAS 133. During the three months ended September 30, 2003, we reclassified the Securities on our consolidated balance sheets from long-term debt to investment in securities at September 30, 2003 and December 31, 2002. The Securities were also reclassified on our consolidated statements of cash flows from repayment of long-term debt to purchase of securities as of September 30, 2003 and 2002.

        We had shareholders' equity of approximately $1.2 billion and our net debt constituted approximately 31% of our total capitalization as of September 30, 2003. LQ Properties had shareholders' equity of approximately $1.7 billion as of September 30, 2003.

        During the nine months ended September 30, 2003, LQ Properties paid total dividends of $11.8 million, or $0.5625 per depositary share, of preferred stock to holders of record on March 14, June 13, and September 15 2003, respectively, of its 9.00% Series A Cumulative Redeemable Preferred Stock.

        During the nine months ended September 30, 2003, LQ Properties paid total dividends of $1.7 million at a rate of 9.00% per annum on the liquidation preference of $25,000 per share, to holders of record on March 14, June 13 and September 15, 2003, respectively, of its 9.00% Series B Cumulative Redeemable Preferred Stock.

        On April 25, 2003, LQ Properties paid a dividend of $30.0 million to the sole holder of its Class A common stock, LQ Corporation. As of September 30, 2003, LQ Properties had $155.9 million in deferred rent and royalty receivables.

        Our Board of Directors previously approved a $20.0 million share repurchase program to allow us to repurchase common and/or preferred stock in the open market or in privately negotiated transactions. As of September 30, 2003, we had repurchased approximately $9.1 million (or 1,916,700 shares) of our equity securities under the program.

        We believe that our current sources of capital, including cash on hand, operating cash flows, and expected proceeds from the sale of certain lodging assets are adequate to finance our current operations, including 2003 capital expenditures which we currently expect to be approximately $60.0 million. We have no debt maturing during the remainder of 2003.

Effects of Certain Events on Lodging Demand

        The combination of terrorist attacks and the impact of the war with Iraq and its aftermath and the down turn in the national economy, along with our concentration of inns in certain markets, resulted in substantial declines in demand for lodging for both business and leisure travelers across all lodging segments and increased price competition during the first half of 2003. Although we continually and actively manage the operating costs of our hotels in order to respond to changes in the demand at our lodging properties, we must also continue to provide the level of service that our guests expect. As a result, cash flow from operating activities has been significantly impacted by the events discussed above and could be further impacted should such events occur again.

        RevPAR results for Company-owned Hotels for the three months ended September 30, 2003 were favorable. We currently anticipate these positive trends will continue for the remainder of 2003 and be driven primarily by increased demand levels from leisure travelers, increased volume from various Internet travel sites, advertising and promotions initiatives, and increases in membership of our LA Quinta Returns® program. However, approximately two-thirds of our business is booked within zero to seven days of the stay, therefore forecasting such a trend is difficult and declines in business or leisure traveler demand could impact our results. We can give no assurance that the trends experienced in the third quarter will continue for the remainder of the year.

LQ Properties—Results of Operations

Comparison of the Three Months Ended September 30, 2003 to the Three Months Ended September 30, 2002

        Net income available to common shareholders increased by $15.8 million, to a net loss of $3.1 million for the three months ended September 30, 2003, compared to a net loss of $18.9 million, for the three months ended September 30, 2002. The increase in net income was primarily due to:

  •
  increases in revenues of approximately $1.9 million;
  •
  increases in interest, net of approximately $2.2 million, and
  •
  decreases in impairments on property, plant and equipment of approximately $26.0 million.

        LQ Properties rent revenue from LQ Corporation increased by $2.5 million, or 4.9%, to $53.3 million for the three months ended September 30, 2003 compared to $50.8 million for the three months ended September 30, 2002 due to a 4.9% increase in gross room revenue.

        LQ Properties royalty revenues from LQ Corporation increased by $0.1 million, or 3.0%, to $3.4 million for the three months ended September 30, 2003 compared to $3.3 million for the three months ended September 30, 2002 as a result of the increase in lodging revenues experienced by LQ Corporation during the three months ended September 30, 2003.

        Other revenue decreased by $0.1 million, or 7.1%, to $1.3 million for the three months ended September 30, 2003 compared to $1.4 million for the three months ended September 30, 2002. The decrease in other revenues was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages during 2002. Assets that were sold during 2003 generated revenues of $0.3 million during the three months ended September 30, 2003. The revenues during the three months ended September 30, 2003 from assets remaining in LQ Properties' healthcare portfolio at September 30, 2003 were $1.2 million.

        Other lodging expenses decreased by $1.9 million, or 25.0%, to $5.7 million for the three months ended September 30, 2003 compared to $7.6 million for the three months ended September 30, 2002 as a result of decreases in property taxes and insurance.

        General and administrative expenses decreased by $0.2 million, or 16.7%, to $1.0 million for the three months ended September 30, 2003 compared to $1.2 million for the three months ended September 30, 2002. This decrease was primarily attributable to the closing of LQ Properties' Needham, Massachusetts office in December 2002 offset by increases in franchise and state taxes.

        Interest, net increased by $2.2 million, or 15.8%, to $16.1 million during the three months ended September 30, 2003 compared to $13.9 million during the three months ended September 30, 2002. The increase in interest expense was primarily due to higher interest expense related to the March 19, 2003 issuance of our $325 million 8.875% senior notes offset by decreases in interest expense resulting from the $186.1 million of principal payments made on our debt from September 30, 2002 to September 30, 2003. We used the proceeds generated from asset sales and mortgage repayments during the last six months of 2002 and proceeds from the issuance of our 8.875% senior notes on March 19, 2003 to fund the principal repayments. Interest expense is presented net of interest income on cash and the Securities.

        Depreciation, amortization and write-offs remained constant at $26.5 million for both the three months ended September 30, 2003 and the three months ended September 30, 2002. The increase in depreciation expense in the three months ended September 30, 2003 compared to the same period in 2002 was primarily related to an acceleration in depreciation for an inn slated to be demolished and rebuilt. The increase was offset by a decrease in loss on early retirement of assets replaced during the renovation program in the previous year.

        Impairments on property, plant and equipment decreased by $26.0 million, or 89.0%, to $3.2 million for the three months ended September 30, 2003 compared to $29.2 million for the three months ended September 30, 2002. The current facts, circumstances and analysis indicated that the assets were impaired. The impairments for the three months ended September 30, 2003 were comprised of $2.7 million of impairments related to held for use properties and $0.5 million of impairments related to properties that were held for sale during the three month period ended September 30, 2003.

Discontinued Operations

        For the three months ended September 30, 2003, loss from discontinued operations, net of income tax benefit of $1.7 million, represents the results of TeleMatrix, Inc. and one company-owned hotel including an impairment charge on the hotel asset. We have decided to sell the hotel and TeleMatrix, Inc. Both sales are expected to close within twelve months. An impairment charge of $4.4 million was recorded in the third quarter to reflect the expected proceeds from the sales.

Other Expense (Income)

        LQ Properties recorded approximately $1.8 million in other income for the three months ended September 30, 2003 and 2002. Other expense (income) is comprised of the following:

	Three Months Ended September 30,
	2003	2002
	(In thousands)
Provision for loss on interest and other receivables	$—	$1,900
Loss (gain) on sale of assets and related costs	34	(3,942)
Loss on early extinguishments of debt	—	558
Loss on settlement	—	29
Other	(1,857)	(319)

Total other expense (income)	$(1,823)	$(1,774)

  •
  During the three months ended September 30, 2003, we recognized a loss on sale of assets and related costs of approximately $0.03 million as compared to a gain of $2.6 million recognized during the same period in 2002. In addition, mortgage repayments resulted in a gain of $1.3 million during the three months ended September 30, 2002.
  •
  During the three months ended September 30, 2003, we recognized a gain of $1.9 million primarily related to settlement of a split dollar life insurance policy. During the same period of 2002, we recognized other income of $0.3 million related to an adjustment of amounts previously accrued for healthcare exit costs.

Comparison of the Nine Months Ended September 30, 2003 to the Nine Months Ended September 30, 2002

        Net income available to common shareholders increased by $161.7 million, to a net loss of $82.5 million for the nine months ended September 30, 2003, compared to a net loss of $244.2 million, for the nine months ended September 30, 2002. The increase in net income was primarily due to:

  •
  decreases in LQ Properties rent revenue from LQ Corporation of approximately $21.1 million;
  •
  decrease in other revenue of approximately $7.4 million;
  •
  decreases in general and administrative expense of approximately $2.4 million;
  •
  decreases in interest, net of approximately $4.3 million;
  •
  increases in depreciation and amortization expense of approximately $3.6 million;
  •
  increases in impairments on property, plant and equipment of approximately $40.6 million;
  •
  increases in other expense (income) of approximately $19.5 million, and
  •
  a charge of approximately $248.4 million recorded as a cumulative effect of change in accounting principle during the nine months ended September 30, 2003, to reflect an adjustment to goodwill as a result of the implementation of SFAS 142.

        LQ Properties rent revenue from LQ Corporation decreased by $21.1 million, or 12.4%, to $149.5 million for the nine months ended September 30, 2003 compared to $170.6 million for the nine months ended September 30, 2002 due to a modification of the lease agreement on April 1, 2002 and a 3.0% decline in gross room revenue.

        Royalty from LQ Corporation decreased by $0.3 million, or 3.1%, to $9.5 million for the nine months ended September 30, 2003 compared to $9.8 million for the nine months ended September 30, 2002. The decrease was a result of decreases in lodging revenues.

        Other revenue decreased by $7.4 million, or 65.5%, to $3.9 million for the nine months ended September 30, 2003 compared to $11.3 million for the nine months ended September 30, 2002. The decrease in other revenues was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages during 2002. Healthcare assets that were sold during 2002 generated revenues of $7.3 million during the nine months ended September 30, 2002. The revenues during the nine months ended September 30, 2003 from assets remaining in LQ Properties' healthcare portfolio at September 30, 2003 were $3.6 million.

        Other lodging expenses decreased by $1.9 million, or 8.4%, to $20.8 million for the nine months ended September 30, 2003 compared to $22.7 million for the nine months ended September 30, 2002 as a result of decreases in property taxes and insurance.

        General and administrative expenses decreased by $2.4 million, or 42.1%, to $3.3 million for the nine months ended September 30, 2003 compared to $5.7 million for the nine months ended September 30, 2002. This decrease was primarily attributable to the closing of LQ Properties' Needham, Massachusetts office in December 2002 offset by increases in franchise and state taxes.

        Interest, net decreased by $4.3 million, or 8.5%, to $46.4 million during the nine months ended September 30, 2003 compared to $50.7 million during the nine months ended September 30, 2002. The decrease in interest expense is due to a decrease in the average debt outstanding during the periods as a result of principal payments made on our debt of $186.1 million from September 30, 2002 to September 30, 2003. We used the proceeds generated from asset sales and mortgage repayments during the last six months of 2002 and proceeds from the issuance of our 8.875% senior notes on March 19, 2003 to fund the principal repayments. Interest expense is presented net of interest income on cash and the Securities.

        Depreciation, amortization and write-offs increased by $3.6 million, or 4.6%, to $81.6 million for the nine months ended September 30, 2003 compared to $78.0 million for the nine months ended September 30, 2002. This increase was primarily due to an acceleration in depreciation for an inn slated to be demolished and rebuilt. The increase was offset by a decrease in loss on early retirement of assets replaced during the renovation program in the previous year.

        Impairments on property, plant and equipment increased by $40.6 million, or 139.0%, to $69.8 million for the nine months ended September 30, 2003 compared to $29.2 million for the nine months ended September 30, 2002. The current facts, circumstances and analysis indicated that the assets were impaired. The impairments for the nine months ended September 30, 2003 were comprised of $67.7 million of impairments related to held for use properties and $2.1 million of impairments related to properties that were held for sale during the nine month period ended September 30, 2003.

Discontinued Operations

        For the nine months ended September 30, 2003, loss from discontinued operations, net of income tax benefit of $1.9 million, represents the results of TeleMatrix, Inc. and one company-owned hotel including an impairment charge on the hotel asset. We have decided to sell the hotel and TeleMatrix, Inc. Both sales are expected to close within twelve months. An impairment charge of $4.4 million was recorded in the third quarter to reflect the expected proceeds from the sales.

Other Expense (Income)

        LQ Properties recorded approximately $4.3 million in other expense for the nine months ended September 30, 2003 compared to $15.2 million in other income for the nine months ended September 30, 2002. Other expense (income) is comprised of the following:

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Provision for loss on interest and other receivables	$—	$1,900
Gain on sale of assets and related costs	30	(10,464)
Loss on early extinguishments of debt	6,202	1,029
Gain on settlement	—	(5,442)
Other	(1,903)	(2,260)

Total other expense (income)	$4,329	$(15,237)

  •
  During the nine months ended September 30, 2003 we recognized a loss on sale of assets and related costs on the sale of property, plant and equipment of $0.03 million compared to a gain on sale of assets and related costs of $7.9 million for nine months ended September 30, 2002. In addition, mortgage repayments resulted in a gain of $2.6 million during the nine months ended September 30, 2002.
  •
  During the nine months ended September 30, 2003, we settled obligations and receivables related to healthcare assets previously sold that resulted in a gain on settlement of $5.4 million. As part of the settlement, we received a $2.3 million recovery on receivables previously written off and our obligation of $3.1 million, with respect to certain liabilities related to prior healthcare asset sales, was relieved.
  •
  During the nine months ended September 30, 2003, we recognized expense of $0.2 million primarily related to an adjustment of actuarial assumptions on deferred compensation agreement. This expense was offset by income of $1.7 million primarily related to a gain on settlement related to a split dollar life insurance policy in the healthcare business as well as a reduction of amounts previously accrued on contingencies associated with the exit of the healthcare business. During the same period of 2002, we recognized income of $2.3 million primarily related to insurance proceeds and a reduction of amounts previously accrued for exit of our health care operations.

Newly Issued Accounting Standards

        On June 28, 2002, the FASB voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for financial statements issued for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our consolidated financial position and results of operations to date.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that, upon issuance of a guarantee, a guarantor must recognize a liability for the fair market value of an obligation assumed under the guarantee. Disclosures by the guarantor in its interim and quarterly financial statements about obligations associated with guarantees issued are also required by FIN

45. The recognition requirements of FIN 45 are effective for guarantees that are issued after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial position and results of operations to date.

        We have agreements whereby our officers, directors and certain other employees are indemnified for certain events or occurrences while such person is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer's, director's or other employee's respective term in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We purchase director and officer insurance for the benefit of the officers and directors serving in their respective capacities. In the event that an officer or director is indemnified by us under the provisions of the indemnification agreement, the director and officer insurance policy provides reimbursement to us for a portion of covered matters. Our director and officer indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. We have not recorded any amounts for these indemnities because they are not probable or estimable at this time.

        In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Financial Instruments and Hedging Activities," ("SFAS 149") was issued and is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The changes in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying guarantee to conform it to language used in FIN 45 and (4) amends certain other existing pronouncements. The adoption of SFAS 149 did not have a material effect on our consolidated financial position and results of operations to date.

        In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance of the statement and still existing at the beginning of the interim period of adoption, SFAS 150 provides for transition by reporting the impact on adoption of SFAS 150 as a cumulative effect of change in accounting principle.    The adoption of SFAS 150 did not have a material effect on our consolidated financial position and results of operations to date.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties ("variable interest entities"). Variable interest entities ("VIEs") are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. Under FIN 46, the primary beneficiary of a VIE is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. FIN 46 also requires new disclosures about VIEs.

        On occasion, we have provided, and, at our discretion, may occasionally provide franchisees with, various forms of financing or incentive payments upon varying terms, depending upon a number of factors. These factors include: the amount of the financing, the number of hotels involved and their location, the number of rooms involved, relevant market conditions, the credit worthiness of the franchisee and any proposed guarantors, and other factors that may warrant the provision of assistance with conversion to our brand. These various forms of financing or incentive payments will be evaluated by us to determine the appropriate accounting treatment under the requirements of FIN 46.

        On February 1, 2003, we adopted FIN 46 for VIEs created after January 31, 2003 and for VIEs in which we obtained an interest after January 31, 2003 and in both cases, it did not have a material impact on our consolidated financial statements. The FASB has deferred FIN 46 until the end of periods ending after December 31, 2003 for VIEs in which we hold a variable interest that we have acquired before February 1, 2003. We have not completed our assessment of whether or not the adoption of FIN 46 will have a material impact on our consolidated financial statements.

Other Potential Changes in Accounting Standards

        We have evaluated the impact of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," ("SFAS 148"), which amends SFAS 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). SFAS 148 (1) provides for alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation; (2) requires more prominent disclosure of the effects of an entity's accounting policy decisions with respect to stock-based employee compensation on reported income; and (3) amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure of those effects in interim financial information.

        On April 22, 2003, the FASB reached a decision to require all companies to expense the value of employee stock options. The FASB is committed to work with the International Accounting Standards Board ("IASB") in order to achieve maximum convergence on stock based compensation accounting. This will affect the timing of the FASB's project on accounting for stock based compensation. The FASB plans to issue an exposure draft later this year that could become effective in 2004. Until then, the provisions of SFAS 123 remain in effect. We will continue to account for stock based compensation under the provisions of APB 25 pending further guidance. We have adopted the disclosure requirements of SFAS 148 on January 1, 2003.

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

Cautionary Statements Regarding Forward-Looking Statements in this Joint Quarterly Report

        Certain matters discussed in this Joint Quarterly Report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "expects," "intends," "estimates," "projects" and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements. Our forward-looking statements are subject to a number of risks and uncertainties which could cause actual results or the timing of certain events to differ materially from those projected in or contemplated by the forward-looking statements. Accordingly, we cannot assure you that the expectations set forth in these forward-looking statements will be attained. Some of the factors that could cause actual results or the timing of certain events to differ from those described in these forward-looking statements include, without limitation, the risk factors described in our Joint Current Report on Form 8-K filed with the SEC on October 21, 2003 and other risks described from time to time in our annual, quarterly and current reports filed with the SEC.

        Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this Joint Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statements to reflect current or future events or circumstances.

Item 3. Quantitative and Qualified Disclosure About Market Risk

        During the nine months ended September 30, 2003, we repaid approximately $150,810,000 in principal on notes payable scheduled to mature (or that were redeemable at the option of the holder) on September 10, 2003, September 26, 2003, and March 15, 2004 and repaid approximately $133,000 in principal on other notes payable held by one of our discontinued components. During this same period, we also issued $325,000,000 of fixed rate debt at 8.875%, thereby increasing total fixed rate debt to approximately $895,161,000. During the nine months ended September 30, 2003, we borrowed and repaid $35,000,000 under the revolving line of credit. As of September 30, 2003, the Company had no variable rate debt for the reported period.

Item 4. Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Commitments and Contingencies

        On December 7, 2000, a legal action was filed in the United States District Court for the District of Colorado, entitled Eric Potteiger v. La Quinta Inns, Inc. and The Meditrust Companies (Civ. Action No. 00-D-2456). We are named as a defendant in the complaint. Plaintiff seeks to recover the maximum statutory amount for injuries which he allegedly sustained in October 2000 as a result of carbon monoxide exposure which he experienced while he was a guest at a La Quinta Inn & Suites. We have insurance coverage that we believe will be available to cover the potential losses resulting from such incidents although losses characterized as punitive or similar damages may not be covered by customary insurance coverage such as ours. The maximum statutory amount includes compensatory damages (both economic, up to the actual damages incurred, non-economic, up to a maximum allowable amount of $732,500 and physical impairment and disfigurement damages which are not limited) and punitive damages (up to a maximum allowable amount of up to three times the amount of the actual compensatory damages awarded). We intend to continue vigorously contesting and defending this case. We cannot currently estimate the potential loss and/or range of potential loss from this matter.

        On June 27, 2001, a complaint was filed in the United States District Court for the District of Massachusetts, entitled Steadfast Insurance Co. v. Meditrust Corp., et al. (Civ. Action No. 01-CV-11115-MEL). On November 30, 2001 that complaint was amended, and the amended complaint was entitled Steadfast Insurance Co. v. La Quinta Properties, Inc. (Civ. Action No. 01-CV-11115-MEL). The complaint and the amended complaint were filed by plaintiff under seal. LQ Properties accepted service of the amended complaint on December 19, 2001 and filed an answer and counterclaim on April 3, 2002. The plaintiff, which claims to be the subrogee or assignee of the claims of various entities, alleges purported causes of action including breach of contract, negligence, violation of 15 U.S.C. § 771, violation of Mass. Gen. L. c. 110 § 410, negligent misrepresentation and violation of Mass. Gen. L. c. 93A, § 11, arising out of an alleged misrepresentation in the offering memorandum for Meditrust Corporation's 7.114% Exercisable Put Option Securities. The amended complaint sought approximately $15 million plus other potential damages. LQ Properties filed a motion for summary judgment on June 27, 2002. On June 4, 2003, the Court issued an order granting in full LQ Properties' motion for summary judgment, denying the plaintiff's motion for summary judgment, and dismissing in its entirety the plaintiff's case against LQ Properties. The plaintiff has filed a notice of appeal. We believe that LQ Properties has claims against a third-party defendant and non-parties to the lawsuit that may satisfy all or part of any potential liability that may be found against LQ Properties. We intend to continue vigorously contesting and defending this case. We cannot currently estimate the potential loss and/or range of potential loss from this matter.

        In January 2002, KSL Desert Resorts, Inc. filed a legal action in the United States District Court for the Central District of California against LQ Corporation, et al. (No. CV-02-007 RT (SGLx)). The plaintiff, which uses the name "La Quinta Resort & Club" for a destination resort and country club located in La Quinta, California, claims that LQ Corporation has infringed its alleged trademark rights, among other allegations, notwithstanding our "incontestable" federal trademark registrations of the mark "La Quinta" and other marks including the mark "La Quinta" for hotel and motel services. The plaintiff seeks an injunction to prevent La Quinta, our agents, servants, employees, and our attorneys from using the mark "La Quinta" in Palm Springs, in the Coachella Valley, or throughout the United States. The plaintiff also seeks to cancel our federal trademark registrations that include the phrase "La Quinta" and to require destruction of any items under our control which include the phrase "La Quinta." In October 2002, the defendants filed an answer denying the material allegations in the complaint and asserting several affirmative defenses, including defenses alleging that the plaintiff is estopped from asserting its actions. The defendants also filed counterclaims seeking to cancel plaintiff's federal trademark registrations using the "La Quinta" name for its destination resort and club. During settlement negotiations, the parties had reached apparent tentative settlement agreements, but those efforts have failed to result in a final and binding agreement. The action remains in the pre-trial stage and the Court has stayed proceedings until December 2003, to allow time for the parties to conduct a mediation of the dispute. If the mediation is unsuccessful in settling or satisfactorily resolving the dispute, we intend to vigorously defend the complaint and pursue our counterclaims. We cannot currently estimate the potential loss and/or range of potential loss from this matter.

        On March 17, 1997, New York New York Hotel and Casino LLC ("NYNY") purchased from La Quinta Development Partners, L.P. Inn #536 located in Las Vegas, Nevada. La Quinta then leased this hotel back from NYNY. The lease was terminated with proper notice and the property was returned to NYNY on July 31, 2002. On December 4, 2002, NYNY filed suit against La Quinta Development Partners, L.P. and La Quinta Inns, Inc. in the District Court for Clark County, Nevada (Case No. A460092) alleging, among other claims, breach of contract relating to the hotel leased from NYNY. NYNY alleged that the hotel was not returned in the condition required under the lease and the property would have to be demolished. This matter was removed to the United States District Court for the State of Nevada on December 13, 2002 (Case No. CV-S-1639-KJD-RJJ). On October 3, 2003, the parties entered into a confidential settlement agreement which has resolved all obligations between the parties regarding this matter.

        We are party to certain claims involving healthcare facilities formerly owned by LQ Properties that were leased to and operated by third party operators. Although we required our third party operators to maintain insurance coverage insuring LQ Properties' interests in the facilities as well as their own, this insurance coverage may not be adequate to fully protect us. We have been notified that one of the companies providing such insurance coverage, Reliance Insurance Company, was ordered into liquidation on October 3, 2001. Although we cannot predict what effect the liquidation of Reliance Insurance Company will have on pending claims, we do not consider our ultimate liability with respect to any one of these claims or lawsuits, as well as any other uninsured claim or lawsuit involving healthcare facilities formerly owned by LQ Properties that were leased to and operated by third party operators, to be material in relation to our consolidated financial condition or operations.

        In addition, we are party to a number of other claims and lawsuits arising out of the normal course of business relating to our lodging operations. We regularly evaluate our ultimate liability and attendant costs with respect to these claims and lawsuits. We do not consider our ultimate liability with respect to any single claim or lawsuit to be material in relation to our consolidated financial condition or operations.

Item 6. Exhibits and Reports on Form 8-K

a)
Exhibits:

In addition to the certifications:

10.1
Amended and Restated Employment Agreement dated as of September 30, 2003, between La Quinta Corporation and Alan L. Tallis.

10.2
Employment Agreement dated as of September 30, 2003, between La Quinta Corporation and A. Brent Spaeth.

10.3
Amended and Restated Employment Agreement dated as of September 30, 2003, between La Quinta Corporation and Rufus K. Schriber.

10.4
Amended and Restated Employment Agreement dated as of September 30, 2003, between La Quinta Corporation and A. John Novak.

10.5
Amended and Restated Employment Agreement dated as of September 30, 2003, between La Quinta Corporation and Sandra K. Michel.

10.6
Amended and Restated Employment Agreement dated as of September 30, 2003, between La Quinta Corporation and Wayne B. Goldberg.

10.7
Amended and Restated Employment Agreement dated as of September 30, 2003, between La Quinta Corporation and David L. Rea.

10.8
Amended and Restated Employment Agreement dated as of September 30, 2003, between La Quinta Corporation and Francis W. Cash.

31.1
Certification of the President and Chief Executive Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Executive Vice President and Chief Financial Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Written statement of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this Joint Quarterly Report to be signed on their behalf by the undersigned, thereunto duly authorized.

LA QUINTA CORPORATION
	By:	/s/ David L. Rea David L. Rea Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: November 5, 2003
LA QUINTA PROPERTIES, INC.
	By:	/s/ David L. Rea David L. Rea Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: November 5, 2003