Form 10-K
period 2003-12-31
LA QUINTA CORP; LA QUINTA PROPERTIES INC
filed 2004-03-15
CIK 313749, 314661

Use these links to rapidly review the document
TABLE OF CONTENTS
Financial Statement Schedules

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/X/	JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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
9% Series A Cumulative Redeemable Preferred Stock represented by depositary shares representing 1/10th of a share of Series A Preferred Stock New York Stock Exchange
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

        As of June 30, 2003, the last business day of the registrants, most recently completed second fiscal quarter, the aggregate market value of the registrants' voting and non-voting common equity held by non-affiliates was $591,743,665 based upon the closing price of $4.31 on the New York Stock Exchange composite tape on that date.

        As of February 23, 2004, La Quinta Corporation had 187,387,170 shares of common stock outstanding and La Quinta Properties, Inc. had 100,000 shares of class A common stock and 177,957,022 shares of class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of La Quinta Corporation's definitive proxy statement for the 2004 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference in Part III of this Form 10-K.

i

About this Joint Annual Report

Summary

        This joint annual report on Form 10-K, which we sometimes refer to as this Joint Annual Report, is filed by La Quinta Corporation, a Delaware corporation ("LQ Corporation"), and its controlled subsidiary, La Quinta Properties, Inc., a Delaware corporation ("LQ Properties"), that has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes. Both LQ Corporation and LQ Properties have securities that are publicly traded and listed on the New York Stock Exchange. Accordingly, this Joint Annual Report includes information, including financial statements, about LQ Corporation on a consolidated basis with its controlled subsidiary, LQ Properties, as well as financial statements for LQ Properties on a consolidated basis.

        In this Joint Annual Report, unless the context otherwise requires, the term LQ Corporation includes those entities owned or controlled by LQ Corporation (including its controlled subsidiaries LQ Properties and La Quinta Inns, Inc.); the term LQ Properties includes those entities owned or controlled by LQ Properties; and the terms "we," "us," "our," "companies," "La Quinta" or "The La Quinta Companies" refers to LQ Corporation, LQ Properties and their respective subsidiaries, collectively. The terms "paired shares" and "paired common stock" mean the shares of common stock of LQ Corporation that are attached and trade as a single unit with the shares of class B common stock, par value $0.01 per share, of LQ Properties. On January 2, 2002, LQ Corporation and LQ Properties completed a legal and tax reorganization (the "Reorganization"), which is described in this Joint Annual Report. Prior to the Reorganization, the common stock of LQ Corporation was paired and traded as a unit with the common stock of LQ Properties. Unless otherwise indicated in this Joint Annual Report, all information with respect to paired shares, or paired common stock, prior to January 2, 2002 means the common stock of LQ Corporation that was paired and traded as a unit with the common stock of LQ Properties.

Forward-Looking Statements

        Certain statements in this Joint Annual Report that are not historical facts constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "expects," "intends," "estimates," "projects," and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements.

        We have used forward-looking statements in a number of parts of this Joint Annual Report, including, without limitation, "Items 1 and 2—Description of Our Business and Our Properties," including specifically the section captioned "Our Strategy", and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements may include statements regarding the intent, belief or current expectations of the companies or their respective directors or officers with respect to the matters discussed in this Joint Annual Report. Our forward-looking statements are subject to a number of risks and uncertainties, which could cause actual results, or the timing of events to differ materially from those described in the forward-looking statements.

        We have included a discussion of some of these risks and uncertainties in this Joint Annual Report within Items 1 and 2 under the headings "Description of Our Business and Our Properties—Certain Factors You Should Consider About Our Companies, Our Businesses And Our Securities". The risks and uncertainties described within these sections include those related to our lodging business, our investments in real estate, LQ Properties' status as a REIT, our capital expenditures and requirements, our corporate structure and our debt and liquidity needs as well as risks and uncertainties related to our industry, the economy, the aftermath of United States military action in Iraq, further terrorist attacks on

ii

the United States and global affairs. We have discussed these risks and uncertainties in detail within these sections and encourage you to read them in their entirety in order to understand the risks and uncertainties that can affect our forward-looking statements as well as our business generally.

        Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this Joint Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or other changes.

iii

PART I

ITEMS 1. AND 2. DESCRIPTION OF OUR BUSINESS AND OUR PROPERTIES

General

        La Quinta is one of the largest owner/operators of limited service hotels in the United States. We provide clean and comfortable guest rooms at affordable prices in convenient locations. We own and operate hotels under our proprietary La Quinta brand. In addition, we franchise our brand to independent owner/operators. Our trade names, trademarks and service marks include La Quinta®, La Quinta Inns®, La Quinta Inn & Suites®, Returns® and teLQuik®. As of December 31, 2003, our system of owned and franchised hotels contained 372 La Quinta Inns and La Quinta Inn & Suites representing approximately 45,000 rooms in 33 states. As of December 31, 2003, we owned and operated 201 La Quinta Inns (including 6 La Quinta Inns that are located on land that we lease from third parties) and 75 La Quinta Inn & Suites representing approximately 36,000 rooms in 28 states.

        We strive to design hotels that attract both business and leisure travelers seeking consistently clean and comfortable rooms that are generally comparable to those of mid-priced, full service hotels, but at lower average room rates. We believe that by not providing full service, management-intensive facilities and services, such as in-house restaurants, cocktail lounges or room service, that typically carry high fixed costs and produce low margins, we are able to deliver a product that satisfies our customers' needs and price expectations, while also permitting us to concentrate on the high-margin nature of our business of renting clean and comfortable hotel rooms to our guests.

Organizational Structure

        LQ Corporation was incorporated in the State of Delaware on August 23, 1979. LQ Corporation operates and manages hotel properties that it leases from its controlled subsidiary, LQ Properties. In addition, as described below, our franchising program is operated through subsidiaries of LQ Corporation. Our trademarks are owned by La Quinta Worldwide, LLC (a consolidated subsidiary owned by LQ Properties) and licensed for use by several of our subsidiaries, including La Quinta Inns, Inc. and La Quinta Franchising LLC.

        LQ Properties is a controlled subsidiary of LQ Corporation and is a self-administered REIT that was incorporated in the State of Delaware on August 23, 1979. All of our company-owned hotels are owned by LQ Properties (or one or more of its direct and indirect subsidiaries) other than two La Quinta Inn & Suites that are owned by a subsidiary of LQ Corporation and two La Quinta Inns that are owned by joint ventures in which subsidiaries of LQ Corporation own a controlling interest and operate these hotels. Due to certain tax laws restricting REITs from deriving revenues directly from the operations of hotels, our hotel properties are leased to LQ Corporation.

Availability of Reports

        The La Quinta Companies maintain a website at www.LQ.com. The La Quinta Companies make available, free of charge, on this website their annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The La Quinta Companies' reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov. The information on our website is not part of or incorporated by reference in this Joint Annual Report.

Lodging Industry and Competition

        As of December 31, 2003, there were over 4.4 million hotel rooms in the United States, according to Smith Travel Research. Of these rooms, approximately 66% were affiliated with a brand while the remaining approximately 34% were independent and not brand-affiliated. The hotel industry is highly fragmented, with no one entity controlling a majority of hotel rooms in the United States.

        Hotels compete on the basis of product, amenities, price and service. Smith Travel Research segments hotels by price and service levels. Price is often a function of the product type and amenities offered. Full service hotels offer food and beverage outlets such as restaurants, lounges and room service; meeting, banquet and convention facilities; and concierge and luggage service. Full-service hotel brands range from luxury hotels (such as Ritz-Carlton and Four Seasons) to upper upscale hotels (such as Hilton and Marriott) to upscale hotels (such as Courtyard by Marriott and Radisson) to midscale with food and beverage hotels (such as Holiday Inn and Ramada Inn). According to Smith Travel Research, as of December 31, 2003, these full service branded hotels accounted for approximately 1.6 million hotel rooms. Limited-service hotels do not offer many of the full service facilities such as restaurants, lounges and banquet rooms, focusing primarily on renting hotel rooms. Limited-service hotel brands range from midscale without food and beverage hotels (such as Hampton Inn and Fairfield Inn) to economy hotels (such as Red Roof Inn and Motel 6). La Quinta is a limited-service hotel brand that competes primarily against other limited-service hotels in both the midscale without food and beverage and economy segments. Because each market is unique, however, La Quinta also competes against some full service hotels. According to Smith Travel Research, as of December 31, 2003, these limited-service branded hotels accounted for approximately 1.4 million hotel rooms.

        The United States lodging industry is generally segmented into three different operating structures: real estate ownership, management and franchise. Some companies employ only one component while other companies employ a combination of operating structures.

  •
  Real estate companies own the underlying hotel assets. Profitability is determined after deducting operating and financing costs from revenues as well as deducting fees to management companies and franchise companies, if any.

  •
  Management companies are typically paid a percentage of a hotel's total revenues and earn incentive fees based on revenue and/or profit targets.

  •
  Franchise companies are typically paid a percentage of a hotel's total revenues by third-party owners and operators for access to a central reservation system, brand advertising and other programs.

        La Quinta's strategy encompasses two aspects of these hotel operating structures. As of December 31, 2003, La Quinta owned and operated 276 hotels (including six La Quinta Inns located on land that we lease from third parties) and franchised 96 additional hotels owned by third parties. We also offer reservation, national advertising, training and systems related services to our franchisees.

        The United States lodging industry experienced substantial growth from 1990 to 2000. According to Smith Travel Research, revenue per available room, or RevPAR, for the United States lodging industry grew at a compound average annual rate of 4% during that period. Growth was fueled by increases in demand for hotel rooms and the rates charged, in addition to improvements in operating efficiencies and productivity. In 2001, the U.S. lodging industry experienced a substantial downturn as a result of a slowing national economy and the impact of the terrorist attacks on the U.S. on September 11, 2001 as well as the aftermath. Business and leisure travel slowed considerably as companies reduced corporate travel and leisure travelers cancelled or delayed trips. As a result, the U.S. lodging industry posted its largest decline in RevPAR in almost ten years. The decreased demand for hotel rooms continued in 2002 as the national economy exhibited little improvement. Based on data provided by Smith Travel

Research, RevPAR in the U.S. lodging industry experienced a year-over-year increase of 0.2% in 2003 after a 2.5% decline in 2002 and a 6.6% decline in 2001.

Our Strategy

        We focus on providing consistently clean and comfortable guest rooms in convenient locations at affordable prices. Our objective is to increase profitability by growing our brand and expanding our distribution. We intend to achieve our objective by implementing our key strategies that include increasing profits from our company-owned hotels, growing our franchising program, and investing our available capital to grow the La Quinta brand and company through new hotel development, existing location development and acquisitions.

        Increasing Profits from our Company-Owned Hotels.    We expect to increase the profitability of our company-owned hotels, primarily by improving RevPAR. We believe that as the United States economy continues to recover and the specific markets in which we operate recover, we will be able to benefit from improvements in demand for hotel rooms. In addition, we have made significant investments in our sales force, loyalty program and electronic distribution channels. We also believe improvements made to our properties through our Gold Medal Lite property renewal program, which was completed in 2003, and our continuing efforts to increase guest satisfaction will allow us to enhance our RevPAR.

        Growing our Franchising Program.    We plan to grow our franchising program by capitalizing on the value of the La Quinta brand. Our franchising program is focused on developing relationships with experienced hotel owners who will develop and operate new hotels as La Quinta Inns or La Quinta Inn & Suites or convert existing hotels to the La Quinta brand. We believe that this strategy will allow us to continue to expand our geographic coverage without requiring significant capital investment, resulting in increased revenues and profitability. We actively monitor our franchisees in order to maintain consistent quality across our entire chain. By becoming more franchise-oriented, we believe we will be able to increase our return on assets and capitalize on the value of our brand.

        Investing our Available Capital.    We may consider using a portion of our available capital to pursue development and redevelopment opportunities with respect to certain of our current properties, as well as acquisitions.

  •
  New Hotel Development. Our current development strategy is focused on locating a select number of highly visible properties in key locations, such as central business districts of major cities, areas near major airports and major vacation destinations with high barriers to entry. We intend to enter into joint ventures with experienced hotel developers for these projects. We believe that this approach to development, often used in full service hotel projects, will allow us to reduce the overall levels of our capital requirements and the level of development risk.

  •
  Redevelop and Refurbish Existing Locations. Several of our hotels are situated in locations that have experienced increased business activities around the hotel sites over a period of years. We believe that we have the opportunity to redevelop a select number of these locations with new hotel properties that will produce stronger operating results than the existing facilities. We are currently redeveloping one such hotel property in downtown San Antonio, which will be funded primarily through our cash flow from operations.

    To maintain the overall quality of our hotels, each hotel undergoes refurbishment and capital improvements as needed. In addition to regular operating maintenance, major capital refurbishing has generally been provided at intervals of five to seven years, based on an annual review of the condition of each hotel. During 2003 and 2002, we spent approximately $33,429,000 and $98,228,000, respectively in capital improvements and renovations to our existing hotels. We anticipate spending approximately $28,000,000 in capital improvements and renovations to our existing hotels during 2004. These expenditures will be funded primarily through our cash flow from operations.

  •
  Acquisitions. We may also consider pursuing opportunistic acquisitions of lodging properties, lodging companies and/or brands. In November 2003, we issued 34,500,000 paired shares for net proceeds of approximately $184,294,000 for the primary purpose of investing through acquisitions. We believe the current lodging environment may present us with opportunities to expand our lodging operations. We may acquire lodging properties that we would convert to the La Quinta brand. These acquisitions would most likely be in geographic areas where we are currently underrepresented. We may also acquire other lodging brands with the intent to keep these brands and grow them along with our La Quinta brand. Our current acquisition strategy is targeted towards limited service lodging properties and/or brands that do not contain food and beverage outlets, such as restaurants, lounges and banquet services. Acquisition opportunities will be evaluated on a number of factors, including price, the potential target's strategic fit, future profitability, financial condition, strength of operations, brand quality and geographic and product distribution.

Our Competitive Strengths

        We believe that we benefit from certain competitive strengths that assist us in implementing our business objectives and strategies, including:

        Significant Brand Awareness.    We believe that we have achieved significant brand awareness over our 36-year history as a result of our focus on providing high quality, conveniently located accommodations and superior value. We believe that this brand awareness, as well as our reputation for price, quality and value, has earned our hotels a strong following of loyal guests. We reward our loyal returning guests through our frequent stayer program, La Quinta Returns, which provides guests with recognition and an expedited reservation and check-in process, as well as rewards for frequent stays. Approximately 30% of our revenues in 2003 were attributed to our Returns members. We believe that our brand identity provides us with a significant advantage over independent hotel operators and other limited-service chains. Together with our operational expertise, this brand awareness enhances the performance of existing and newly constructed or acquired hotel properties. As of December 31, 2003, our system of owned and franchised hotels included 372 La Quinta Inns and La Quinta Inn & Suites in 33 states, representing approximately 45,000 rooms. La Quinta operates in 19 of the top 25 lodging markets in the United States.

        Operational Expertise and Experienced Management Team.    Our management has substantial experience in the lodging industry. On average, our senior management team members have approximately 25 years of experience in lodging and lodging-related industries and is supported by operational and administrative vice presidents with an average of ten years of experience in these industries. Each company-owned property is operated as an individual profit center by an on-site general manager who oversees all day-to-day guest relations and other operating activities and implements rate, occupancy and cost containment strategies. We believe this decentralized accountability reduces operating costs while creating incentives to maximize RevPAR, guest satisfaction and operating margins by adapting room rates to prevailing market conditions at our individual hotels.

        Capital Structure.    We believe that our strong balance sheet provides us with a significant competitive advantage over other more highly leveraged companies. In addition to maintaining one of the lowest leverage levels in the lodging industry, we have no floating rate debt, no mortgage debt and we do not lease any of our hotel properties from third parties (although six La Quinta Inns are subject to ground leases). At December 31, 2003, we had $327,083,000 of cash. In addition, we had no borrowings (other than $20,046,000 in outstanding letters of credit) on our $150,000,000 revolving line of credit.

        Strong Infrastructure.    We believe we have a strong corporate infrastructure to support our existing hotels as well as new hotels that may be added to our system. Centralized corporate services include marketing, sales, finance, accounting, treasury, tax, information systems, construction and design, purchasing, legal, risk management, human resources and training. We promote and operate our own central reservation system, teLQuik, and a toll-free number, 1-800-531-5900, to accept room reservations. In addition, we operate our own website, www.LQ.com, which accepts room reservations and provides our guests with information about our companies, our hotels and special promotions. We also participate in third-party websites that accept room reservations for our hotels. As of December 31, 2003, our direct sales force consisted of approximately 90 sales managers who conduct sales programs to develop and cultivate guests from potential and existing national and local clients.

Our Hotels

        The La Quinta brand was founded in San Antonio, Texas in 1968. From the first hotel developed in downtown San Antonio, we have grown to over 370 locations in 33 states over our 36-year history. Our focus has always been to provide guests with clean and comfortable guest rooms in convenient locations at affordable prices. We were a pioneer in developing a successful niche in the lodging industry between budget motels and full service hotels.

        La Quinta Inns.    La Quinta Inns are designed to appeal to all types of travelers, but particularly to leisure travelers due to the location of our Inns. Our Inns are primarily located in suburban areas and at highway interchanges in what we consider "drive-to" markets.

        La Quinta Inns generally feature spacious rooms with double beds and king beds; 25-inch televisions with expanded cable, movies on-demand and Nintendo®; dataport telephones with voicemail and free local calls; in-room hair dryers, coffee makers, irons and ironing boards; desks with well-lit workspaces; and comfortable recliners. La Quinta Inns also generally feature complimentary continental breakfast and swimming pools. Our guests typically have convenient access to food service at nearby freestanding restaurants, which include many national chains. As of December 31, 2003, we had an ownership interest in approximately 100 buildings that are adjacent to our hotel properties, which we generally lease to third-party restaurant operators.

        La Quinta Inns compete primarily in the mid-tier of limited-service properties against independent hotels as well as national chains such as Hampton Inn, Days Inn, Comfort Inn, and Fairfield Inn.

        La Quinta Inn & Suites.    La Quinta Inn & Suites are designed to appeal to all types of travelers but particularly to business travelers due to the location and amenity package of our Inn & Suites. Our Inn & Suites are primarily located near airports and business office parks.

        La Quinta Inn & Suites generally feature the same amenities as our Inns and also offer two-room suites with separate sitting and sleeping areas, sleeper sofas and two televisions. Additional amenities include: expanded continental breakfast; high speed internet access, guest laundry facilities; complimentary USA Today® newspapers; fitness centers; meeting space for up to 70 people; and heated swimming pools with spa and gazebo seating. Selected Inn & Suites also generally offer business king rooms, which feature: pillow-top mattresses; microwaves and refrigerators; cordless and speaker telephones; and oversized desks with built-in data ports and ergonomic chairs.

        La Quinta Inn & Suites compete primarily in the upper tier of limited-service properties against independent hotels as well as national chains such as Courtyard by Marriott, Hampton Inn and Holiday Inn Express.

        The following table summarizes our key operating statistics for the past five years:

	For the year ended December 31,
	2003	2002	2001(f)	2000(f)	1999(f)
	(In thousands, except for number of hotels and statistical data)
Company-owned Hotels In Operation(h)
Inns(j)	201	211	220	229	231
Inn & Suites	75	73	72	70	70
Company-owned Hotels Under Construction or Refurbishment(j)	1	—	2	3	1
Number of Franchise Hotels Open	96	65	11	—	—
Available Room-Nights(a,d,h)	13,426	13,756	14,042	14,256	14,059
Occupancy Percentage(d,h)
Inns	61.3%	58.7%	61.6%	62.6%	66.3%
Inn & Suites	63.4%	60.7%	64.3%	66.2%	67.7%
Total Company	61.9%	59.2%	62.2%	63.4%	66.6%
ADR(b,d,h)
Inns	$55.44	$56.77	$57.39	$58.78	$58.14
Inn & Suites	$66.07	$69.11	$71.88	$74.40	$70.95
Total Company	$58.42	$59.99	$60.98	$62.62	$61.02
RevPAR(c,d,h)
Inns	$33.99	$33.32	$35.34	$36.78	$38.54
Inn & Suites	$41.85	$41.98	$46.21	$49.29	$48.01
Total Company	$36.15	$35.53	$37.95	$39.73	$40.64
Cost per Rented Room(g,h)	$28.26	$28.82	$28.75	$29.53	$26.15
Corporate Capital Expenditures(e,i)	$14,829	$10,475	$10,332	$13,060	$25,457
Capital Expenditures on Hotels in Operation(i)	$33,429	$98,228	$49,397	$28,024	$20,508
Hotel Redevelopment and Construction Expenditures(i)	$8,579	$8,684	$32,418	$8,102	$59,802

(a)
Available room-nights in thousands.
(b)
Represents average daily rate.
(c)
Represents revenue per available room.
(d)
Includes operating statistics for hotels operated by us at any time in the respective year and does not include franchise operating statistics.
(e)
Corporate assets were reclassified to property and equipment as a result of our Reorganization.
(f)
For 2001 and preceding years, these statistics were reported for "The La Quinta Companies—Combined," which has been replaced by "LQ Corporation—Consolidated" for the current year presentation.
(g)
Includes Direct Lodging Expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".
(h)
Unless otherwise noted, data is for company-owned hotels and includes properties held for sale and discontinued operations (impact of discontinued operations is insignificant).
(i)
Amounts have been reclassified for discontinued operations.
(j)
Includes one open hotel currently undergoing redevelopment for the year ended December 31, 2003.

Our Properties

        As of December 31, 2003, we owned and operated 276 hotels representing an aggregate of approximately 36,000 rooms in 28 states. All of our company-owned hotels are owned by LQ Properties (or one or more of its direct and indirect subsidiaries) other than two hotel properties that are owned by a subsidiary of LQ Corporation and two hotel properties in which third parties own less than a controlling interest. Our hotel properties are leased by LQ Properties (or the respective property owning subsidiary) to a subsidiary of LQ Corporation.

        Generally, each of the hotel properties, including the land, related easements and rights, buildings, improvements, furniture, fixtures and equipment, that is owned by LQ Properties is leased to a subsidiary of LQ Corporation pursuant to lease agreements. The hotel facility lease agreements, as modified, were for a five-year term, which expired in July 2003. These leases were amended to extend the term through December 31, 2003. Through March 31, 2002, the leases provided for a fixed payment of base rent plus a percentage rent based on room and other revenues and required LQ Properties to assume costs attributable to property taxes and insurance and to fund certain capital expenditures. Subsequent to March 31, 2002, the modified lease agreements provided for a percentage rent payment only in an amount equal to 40 percent of the gross revenues from the hotel facilities and required LQ Properties to pay property taxes and insurance and to fund certain capital expenditures. New lease agreements became effective as of January 1, 2004. The new lease agreements have substantially the same terms as the previous lease agreements other than a decrease in the percentage rent payment to an amount equal to 36 percent of the gross revenues from the hotel facilities and differing initial terms of four, five or six years.

        LQ Corporation is required to pay rent and all operating expenses of hotel properties leased from LQ Properties, while LQ Properties assumes costs attributable to property taxes and insurance. LQ Corporation is required to provide for all repairs, replacements and alterations to the leased hotel properties that are not considered capital additions or material structural work, as defined in the lease agreements. LQ Properties provides for all capital additions and material structural work.

        The following table sets forth certain information as of December 31, 2003 regarding our owned-lodging properties (including properties held for sale):

	Inns		Inn & Suites
Location	Number of Facilities	Number of Rooms	Number of Facilities	Number of Rooms
Alabama	5	634	2	262
Arizona	4	552	7	868
Arkansas	4	495	—	—
California	14	1,981	3	445
Colorado	7	833	7	906
Florida	20	2,668	13	1,718
Georgia	7	893	5	675
Illinois	7	919	—	—
Indiana	2	242	—	—
Kansas	2	229	—	—
Kentucky	1	129	—	—
Louisiana	12	1,659	3	400
Mississippi	1	144	—	—
Missouri	1	104	1	131
Nebraska	1	130	—	—
Nevada	2	381	1	128
New Mexico	6	716	1	118
North Carolina	1	130	8	1,061
Ohio	1	122	—	—
Oklahoma	6	726	2	236
Pennsylvania	1	128	—	—
South Carolina	3	344	2	253
Tennessee	6	768	1	131
Texas	79	10,089	16	2,337
Utah	2	222	2	244
Virginia	3	381	—	—
Washington	2	262	—	—
Wyoming	1	105	1	155

Total	201	25,986	75	10,068

        We believe that all our hotel properties are well constructed, maintained and are attractively landscaped to enhance their appearance. To maintain the overall quality of our hotels, each hotel undergoes refurbishment and capital improvements as needed. In addition to regular operating maintenance, major capital refurbishing has generally been provided at intervals of five to seven years, based on an annual review of the condition of each hotel. Each hotel also undergoes a regular maintenance program whereby each room is deep cleaned every quarter. During the year ended December 31, 2003 and the year ended December 31, 2002, we spent approximately $33,429,000 and $98,228,000, respectively, in capital improvements and renovations to our existing hotels. In total, we have invested approximately $229,586,000 in capital maintenance and renovation improvements to our existing hotels during the last five years.

        Included in the periodic capital expenditures mentioned above are the expenditures related to our Gold Medal Lite property renewal program, which we commenced in 2001 and completed in early 2003. This program consists of refurbishments and enhancements to both the interior decor and exterior appearance of 200 of our company-owned La Quinta Inns properties. Gold Medal Lite follows our earlier

$200,000,000 Gold Medal redevelopment program of the mid-1990's in which guest rooms in 240 of our company-owned properties were completely refurbished. Under Gold Medal Lite, we updated our guest rooms with new carpet, wall coverings, furniture, bedspreads and drapes. We believe this program will reinforce our position as a consistent provider of clean, comfortable facilities.

        To maintain our reputation for consistency and quality, we anticipate that, from time to time, we will sell certain hotels that no longer meet the standards of the La Quinta brand. For example, for the year ended December 31, 2003, we sold eight of our hotels for gross proceeds of approximately $20,000,000. We currently have two hotels and four parcels of land, valued at approximately $12,474,000, that we have classified as held for sale.

Our Operations

        Our corporate headquarters is located in Irving, Texas. Centralized corporate services include marketing, sales, finance, treasury, tax, information systems, construction and design, purchasing, legal, risk management, human resources and training. Accounting and reservations functions are centralized in our service centers located in San Antonio, Texas. We have organized our hotel operations into 15 regions with each region headed by a regional vice president located within the respective market. Each regional vice president is responsible, on average, for supervising operations of approximately 20 hotels. The regional vice presidents report to our senior management and are responsible for the service, cleanliness and profitability of the hotels in their respective regions.

        Each company-owned hotel is operated as an individual profit center, with an on-site general manager who oversees all day-to-day operations. Our general managers focus their attention on assuring friendly guest service, maintaining clean and comfortable guest rooms and achieving profitable operations. Their responsibilities also include recruiting, training and supervising the hotel's staff. A typical hotel has approximately 20-25 employees, including the general manager, housekeepers, laundry attendants, maintenance staff, front desk guest service representatives and a night auditor.

        Our general managers receive a five-week training program that emphasizes operations, hospitality, rate management, legal and risk management issues, interviewing, employee relations, training and budgeting prior to assuming responsibility at a hotel. We also utilize assistant managers to support the general managers at certain properties, which provides a pool of experienced candidates to fill open general manager positions as needed.

        We use target-driven operational budgets prepared by our general managers that are implemented after review with our senior management. The hotel general managers, regional vice presidents, revenue managers and senior management continually review our room rates so that they can be appropriately adapted to prevailing market conditions at each hotel. Each general manager can earn financial incentives based upon achieving favorable results in comparison to revenue and profit budgets and upon achieving targeted goals in guest satisfaction surveys for their respective property. We believe this incentive program increases our general managers' focus on operating efficient, well-maintained and profitable hotels.

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

        A prospective franchisee is required to pay us a refundable application fee of $5,000 when an application is made for a La Quinta franchise. We evaluate franchise applicants on the basis of, among other factors: their hotel operating experience and ability, the strength of their financial resources and their credit history. Upon execution of a franchise agreement, approved franchise applicants pay us an affiliation fee generally ranging from $40,000 to $45,000, toward which the $5,000 application fee can be used as a credit. Approved franchise applicants are granted the right (subject to the terms of their franchise agreement) to operate their hotel under the La Quinta Inns or La Quinta Inn & Suites brand name, obtain reservations through our central reservation system and use our hotel designs, operating systems and procedures, among other rights.

        We generally require a franchisee to pay a royalty fee of 4.0% of gross room revenues (as defined in the franchise agreement) during the first two years of operating under the La Quinta brand and 4.5% of gross room revenues for all periods thereafter. A franchisee can receive a rebate of 0.5% of gross room revenues if, in any calendar year, the franchise hotel achieves superior results in guest satisfaction as measured by a survey conducted by an independent market research firm. In addition to royalty fees, a franchisee generally pays, as a percentage of gross room revenues, a marketing fund fee of 2.5% for national advertising and a reservation fee of 2.0% to support the cost of reservation services provided to the hotels. Franchisees also pay La Quinta other fees, such as fees to compensate for computer software usage, training programs and La Quinta Returns loyalty program participation.

        Before a franchise hotel opens, we inspect the hotel to confirm that it meets our quality specifications. Once a franchise hotel opens, we strive to provide continued sales support and operational assistance. We currently employ three franchise service directors, who are former general managers of our hotels, to assist franchisees with pre-opening and ongoing business issues. We also employ ten franchise sales personnel located throughout the United States who market our franchise program to qualified applicants.

        We do not presently have a company-funded financial assistance program for franchisees. However, on occasion, we have provided, and at our discretion may occasionally provide franchisees with various forms of financing upon varying terms, depending upon a number of factors. These factors include: the amount of the financing, the number of hotels involved and their locations, the number of rooms involved, relevant market conditions, the credit worthiness of the franchisee and any proposed guarantors, and other factors that may warrant the provision of financial assistance.

        A typical franchise hotel consists of approximately 90 rooms. Each franchise hotel must adhere to the same rigorous quality standards of design, maintenance and customer service as a company-owned hotel. Each franchise hotel is inspected by a franchise service director and our quality assurance department to assure that the franchise hotel adheres to our quality standards. We have the ability to terminate a franchise agreement if a franchisee fails to meet our quality standards or fulfill other contractual obligations.

Our Sales & Marketing

        Our Sales and Marketing operations can be segmented into four functional divisions: direct sales; loyalty program; central reservations and global distribution systems; and Internet.

        Direct Sales.    As of December 31, 2003, we employed a direct sales force made up of approximately 90 members, which was increased from 45 starting in mid 2002. The direct sales force consists of 15 national sales associates who call on companies that have a significant number of individuals traveling in the regions in which we operate and who need a high volume of room-nights. National sales representatives also seek to increase room sales through the inclusion of our hotels in approved or preferred lodging lists of corporate travel managers and travel agencies that operate on a national basis. We also form and continue to seek alliances with national travel and consumer organizations, such as AAA and AARP, and offer special rates or promotions to such organizations' customers. In addition to the national effort, approximately 75 of our sales managers are based in our local markets. The sales managers call on local businesses, hospitals and organizations that can provide room-nights for our local hotels. Our direct sales force was responsible for approximately 40% of all room sales in 2002 and 2003.

        Loyalty Program.    In September 2002, we introduced our enhanced customer loyalty program—La Quinta Returns—designed to reward current members and help entice new members. The new program allows members to earn points that can be redeemed for the following benefits: airline miles/credits with American Airlines® AAdvantage®, Delta Sky Miles®, Continental One Pass®, and Southwest Airlines Rapid Rewards®; gift certificates to national retailers and restaurants; sporting event tickets; entertainment and amusement park tickets; and special resort travel packages, in addition to free La Quinta room-nights. Members are classified as Silver, Gold or Elite based on frequency of stay and are able to earn more points and receive additional amenities at each progressive level. Our Returns program helps to expedite the reservation and check-in process and helps to improve the administrative efficiency of the reservation agents and front desk staff by providing a personal profile of each member. This profile includes information such as mailing address, room type preference, and preferred method of payment and is used by La Quinta to market directly to our Returns members. These Returns members accounted for approximately 20% of all room sales in 2002 and for approximately 30% of all room sales for the year ended December 31, 2003.

        Central Reservations and Global Distribution Systems.    We promote and operate our own central reservation system, teLQuik, as well as a toll-free number, 1-800-531-5900, to accept reservations. Our reservation system provides reservation agents with information about hotel locations, available rooms and prices in order to assist customers in reserving rooms. Our agents are trained in telephone sales and cross-selling techniques. Through our computer network, we continually update the number of rooms sold at a hotel property, permitting the sale of all available rooms through either the individual hotel or the reservation centers. We market our reservation services to travel agents and corporate travel planners who may access teLQuik through four global distribution systems (airline reservation systems). We also have specialized reservation agents for large group sales, motor coach sales and special service bookings.

        Internet.    In June 2002, we introduced our enhanced Internet site, www.LQ.com. This website allows guests to self-book La Quinta room reservations and provides information regarding our hotel locations, services and amenities. Guests are able to book reservations by one of three methods: by specific hotel location; within proximity of a guest-defined attraction; or by route from point of origin and destination. Reservations on-line can be made in four simple steps. In addition to our own proprietary website, we distribute our lodging product via third-party travel websites such as Travelocity, Expedia and Hotwire and we sell room inventory through Priceline.com, Hotels.com and other Internet distributors.

        We estimate that our room sales in 2003 and 2002 were made through the following booking channels:

	For the Year Ended December 31,
	2003	2002
Central Reservations	16%	18%
Global Distribution Systems	7%	7%
Internet	13%	7%
Hotel Direct	36%	36%
"Walk In" Without Advance Reservation	28%	32%

	100%	100%

Our Information Systems

        Our information systems support our operations, reservations, sales and marketing, financial reporting and management reporting functions. During 2003, we continued to enhance our information systems' capabilities. These improvements include:

  •
  new customer management software for our sales organization;

  •
  new features for www.LQ.com, including capabilities for Returns members to manage their own accounts and improved booking capabilities;

  •
  integration with new electronic booking channels;

  •
  new human resources and payroll systems;

  •
  enhanced systems for data warehousing;

  •
  ability for franchisees to manage their own rates remotely; and

  •
  expansion of complimentary high-speed Internet access for guests at selected hotels.

        We currently anticipate implementing customer relationship management and new financial systems in 2004.

Our Trademarks

        "La Quinta," "La Quinta Inns," "La Quinta Inn & Suites," "Returns," "teLQuik" and our other associated proprietary trademarks are our registered trademarks. Our trademarks are owned by La Quinta Worldwide, LLC (a consolidated subsidiary owned by LQ Properties) and licensed for use by several of our subsidiaries, including La Quinta Inns, Inc. and La Quinta Franchising LLC. Our material trademarks are registered with the United States Patent and Trademark Office for hotel and motel services. In addition, we have registered certain of our trademarks for hotel and motel services with the appropriate governmental agencies in certain foreign jurisdictions. We consider all of these trademarks and the associated name recognition to be important to our business.

Our Employees

        As a service-oriented business, our employees are important to our success. Recruiting for general managers and corporate employees is coordinated through our corporate human resources department. All hotel employees, including hourly employees, receive training upon their hire as well as ongoing training to improve their skills. Our general managers receive a five-week training program that emphasizes operations, hospitality, rate management, legal and risk management issues, interviewing, employee relations, training and budgeting prior to assuming responsibility at a hotel. We provide all of our full-time employees and their families, including hourly hotel employees, the opportunity to participate in a benefits package, which includes health, dental, and vision coverage. We believe these benefits provide a competitive advantage in recruiting hourly hotel employees, as most limited service hotels do not provide benefits for their hourly employees. Our employees are also able to earn financial incentives based on achieving targeted RevPAR, profitability, guest satisfaction and personal development goals. In addition, recognition programs have been established to acknowledge our employees' outstanding service and achievement. We believe our scale and size also provide career opportunities for our employees to advance within the organization.

        As of December 31, 2003, we employed approximately 6,900 employees, including approximately 6,200 hourly employees. Of these employees, approximately 300 were employed at our corporate headquarters in Irving, Texas and approximately 250 were employed at our support centers in San Antonio, Texas, of whom approximately 175 work at our reservation center. Our employees are not currently represented by labor unions and we have never experienced an organized work stoppage. We believe that ongoing labor relations with our employees are good.

Our Reorganization

        Over the last three years, we have undergone significant financial and strategic changes. In January 2000, we began a strategy of divesting our non-lodging real estate assets in order to focus on our lodging business. As a result of that change in strategy, we replaced substantially all of our senior management with executives who have, on average, approximately 25 years of experience in lodging and lodging-related industries. Over the last four years, our management has improved the operations of our lodging assets, including the reduction of inn level costs and the introduction of our franchising program. During this period, we also sold approximately $1.8 billion of our non-lodging assets, applying the proceeds from these sales to reduce our outstanding indebtedness, thereby strengthening our balance sheet.

        On January 2, 2002, we completed the reorganization of our companies whereby LQ Properties became a subsidiary controlled by LQ Corporation while continuing its status as a REIT. As a result of this Reorganization, each outstanding share of common stock of LQ Properties held by La Quinta's shareholders was converted into one share of a new class B common stock of LQ Properties, and each outstanding share of common stock of LQP Acquisition Corp., a newly formed wholly owned subsidiary of LQ Corporation that was merged into LQ Properties (all of which were held by LQ Corporation), was converted into one share of a new Class A common stock of LQ Properties. Following the Reorganization, each share of common stock of LQ Corporation, which was previously paired with the common stock of LQ Properties, is now attached to and trades as a single unit with a share of LQ Properties' class B common stock. The Reorganization was accounted for as a reorganization of two companies under common control with no revaluation of the assets and liabilities of the two companies. We implemented the Reorganization in response to federal tax legislation adopted over the past several years, which made it difficult for us to maintain our former status as a "grandfathered" paired share REIT while pursuing our objective to improve, expand and diversify our lodging real estate assets and lodging business as a whole.

Our Other Businesses

        In December 2003, we completed the sale of TeleMatrix, a non-strategic business that provided telephone equipment and software to the lodging and telecommunications industries, for net proceeds of approximately $6,000,000 and therefore, we have presented the results of TeleMatrix herein in discontinued operations. The impact of this sale as well as its operations were not material to our results for 2003.

        Consistent with our previously announced intention to focus on the lodging industry, we completed our healthcare asset disposition strategy in 2002, resulting in the sale of $1.8 billion of healthcare assets from 2000 through 2002. As of December 31, 2003, LQ Properties held approximately $57,844,000 in permanent mortgage loan financing and a seller note receivable, which we currently intend to hold to maturity, resulting from the sale of healthcare assets. Permanent mortgage loan financing provided by LQ Properties is secured by first mortgage liens on the underlying real estate and personal property of the mortgagor. The interest rate on LQ Properties' existing investments in mortgage loans for two operating facilities is LIBOR plus 1% per annum on the outstanding balances. The interest rate on the seller note receivable is 9% per annum. The mortgage loans are secured by the operating facilities and mature in August 2008. The seller note receivable is secured by the equity interest of the borrower and matures in March 2006.

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

Environmental Matters

        Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of investigation, removal or remediation of such substances may be substantial. Additionally, the presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect the owner's ability to sell or rent or to borrow using this property as collateral. People who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of a release of substances at a disposal treatment facility, whether or not the facility is owned or operated by that person. Certain environmental laws impose liability for release of asbestos containing materials, or ACMs, into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, we may be considered an owner or operator or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, be potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons or property.

        We have retained independent environmental consultants in the past to conduct or update Phase I environmental assessments (which generally do not involve invasive techniques such as soil or ground water sampling) and asbestos surveys with respect to certain of our properties. To date these environmental assessments have not revealed any environmental conditions that we believe will have a material adverse effect on our business, assets or results of operations. Where appropriate, on a property-by-property basis, these consultants also have conducted additional testing, including sampling for asbestos, for soil contamination where underground storage tanks are or were located, and for contamination of underground water. However, even though these environmental assessments have been conducted, there is still the risk that the environmental assessments and updates did not identify all potential environmental liabilities because either a prior owner created a material environmental condition that is not known to us or the independent consultants preparing the assessments did not discover it. Further, new environmental liabilities may have developed since the environmental assessments were conducted. We are aware that certain of our hotel properties are adjacent to gasoline stations that may put these properties at risk for soil and groundwater contamination from these neighboring properties. In addition, one of our hotel properties is located on a "Superfund Site" as designated by the Environmental Protection Agency, or EPA. Currently, we are not aware of any contamination to this property and have not been required by the EPA to take any actions. Finally, our lodging properties are cleaned and maintained using various chemicals and cleaning agents, some of which may be environmentally sensitive or hazardous. We generally maintain these chemicals and cleaning agents in appropriate containers to protect against environmental hazards.

        As of December 31, 2003, we had three properties that have problems with mold caused by excessive moisture, which accumulates in buildings or on building materials. The presence of mold at our properties has required us to undertake a remediation program to remove the mold from the affected properties. The estimated aggregate cost of the remediation for these three properties was $175,000 as of December 31, 2003. In addition, we have spent over $3,600,000 related to one new construction hotel property, and we are seeking reimbursement from our contractors and other third parties of this and other amounts. We intend to continually monitor the progress of the remediation of our properties. While we believe that the cost of remediation is immaterial, such costs may increase as a result of the existence of mold in our other properties, if any. See "Certain Factors You Should Consider About Our Companies, Our Businesses and Our Securities—Risks Associated With Our Investment in Real Estate" for additional risks associated with the presence of mold.

        Although we have incurred and expect to incur remediation and other environmental costs during the ordinary course of operations, we anticipate that such costs will not have a material adverse effect on our operations or financial condition.

Income Tax Matters

        LQ Properties currently intends to continue to manage its investments, including the sale or disposition of property or other investments, and to operate (on its own and through its business relationships with LQ Corporation) in a manner consistent with the requirements of the Internal Revenue Code (the "Code") and the regulations thereunder in order to qualify as a REIT. As long as LQ Properties complies with the Code and its regulations regarding REIT qualification, LQ Properties will generally not be taxed, under the federal income tax laws, on that portion of its REIT taxable income that it distributes to its shareholders. LQ Properties utilized taxable REIT subsidiaries to conduct the operations of TeleMatrix and continues to utilize taxable REIT subsidiaries to hold certain assets that LQ Properties could not hold directly. LQ Properties has accrued and paid federal and state income taxes on the earnings of such subsidiaries.

        In order to continue to qualify as a REIT, among other factors, LQ Properties must have distributed, in general, at least 90% of its REIT taxable income (excluding net capital gains) as dividends eligible for the dividends paid deduction available to REITs. Distributions to preferred shareholders during 2003 have been characterized as ordinary income. LQ Properties recognized a net operating loss for the year ended December 31, 2002 and accordingly was not required to make any distributions for that year. Distributions to preferred shareholders during 2002 were characterized as a return of capital.

        As of December 31, 2003, our total federal net operating loss ("NOL") carryforwards were approximately $459,500,000, of which approximately $178,400,000 is available to LQ Properties and its taxable REIT subsidiaries. As of December 31, 2003, our total capital loss carryforwards were approximately $28,600,000 and our federal tax credit carryforwards (primarily alternative minimum tax credit carryforwards available only to LQ Properties) were approximately $5,900,000. A valuation allowance of $27,816,000 has been provided with respect to deferred tax assets related to certain NOL carryforwards, capital loss carryforwards and tax credit carryforwards for which realization of the benefit is not reasonably assured.

        Going forward, LQ Properties intends to utilize its available NOL carryforwards in a tax-efficient manner. For LQ Properties, this may include using its available NOL carryforwards to offset amounts that would otherwise be required to be distributed. Such amounts could be retained within LQ Properties to fund acquisitions, reduce debt, or for other corporate purposes.

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

Policies with Respect to Certain Activities

        The following is a discussion of our investment policies and our policies with respect to other activities, including financing matters. These policies may be amended or revised from time to time at the discretion of our boards of directors without notice to, or a vote of, the holders of our paired shares.

        Distribution Policy.    In order to qualify for the beneficial tax treatment accorded to REITs, LQ Properties is generally required each year to distribute to its preferred and common shareholders at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding any net taxable gain. In connection with our Reorganization in January 2002, LQ Properties' shareholders approved the terms of LQ Properties' class B common stock, which provide that no dividends will be paid on the class B common stock prior to 2005. Until 2005, dividends may be paid on LQ Properties' class A common stock (all of which is held by LQ Corporation), including dividends necessary to maintain LQ Properties' status as a REIT. Commencing in 2005, the holders of class B common stock may receive, on a quarterly basis, a dividend of up to $0.10 per share per annum although this dividend payment is not mandatory. Instead, these dividends represent a dividend that must, commencing in 2005, be paid on a quarterly basis in preference to, or prior to, the payment of any dividends on the class A common stock in that quarter.

Investment Policies

        Investments in Real Estate or Interests in Real Estate.    Our primary focus is the lodging business. We conduct the majority of our business through one principal business unit that owns and operates our lodging real estate assets. Our business is primarily focused on limited-service hotels. Our investment objectives are to increase profits from our company-owned hotels, grow our franchising program and appropriately invest our available capital in select projects. We may also use our cash flow, in combination with other sources of capital, to pursue acquisitions of lodging properties, lodging companies and/or brands. Where appropriate, we may sell certain of our hotels.

        Investments in Real Estate Mortgages.    Although we have done so in the past, consistent with our focus on the lodging business, we do not anticipate engaging in any significant investments in mortgages. However, we may, at our discretion, invest in mortgages, deeds of trust and other similar interests. As of December 31, 2003, LQ Properties held approximately $57,844,000 in permanent mortgage loan financing and a seller note receivable resulting from the sale of healthcare assets.

        Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers.    We may invest, subject to, in the case of LQ Properties, the gross income and asset tests necessary for REIT qualification, in securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities. Further, in addition to our two joint ventures, we may acquire and develop hotel properties through joint ventures with third parties. We may acquire all or substantially all of the securities or assets of other REITs, other lodging entities or similar entities where such acquisitions would be consistent with our investment policies.

        Although we have no formal policy setting forth the criteria that we will follow with regard to the purchase of securities of or interests in persons primarily engaged in real estate activities, we consider the following when evaluating an investment in limited liability companies and joint ventures holding one or more franchise properties: the adequacy of our risk-adjusted return on such investment; the credit history of the entity; and whether the property is located in a strategic or high profile location such as a vacation destination, major airport or central business district. With regard to investments in public or private companies, we consider whether we are able to acquire a controlling interest (with the intention of fully integrating such acquisition into La Quinta); the adequacy of risk-adjusted returns; whether there is a strategic fit with our business objectives; our ability to realize synergies; and the risks associated with integration.

        Other than the criteria described above, we have no formal policy with regard to engaging in the purchase and sale (or turnover) of investments. Rather, subject to the gross income and asset tests, in the case of LQ Properties, we will make investment decisions on a case-by-case basis.

Financing Policies

        We do not have a policy limiting the amount of indebtedness we may incur other than complying with our debt covenants. The organizational documents of LQ Corporation and LQ Properties currently contain no restrictions on incurring debt. However, our senior credit facility, which matures in April 2007 and the indentures pursuant to which we issued certain notes impose limitations on the incurrence of indebtedness. We may from time to time, reduce our outstanding indebtedness by repurchasing a portion of our outstanding notes, subject to the restrictions imposed by our senior credit facility and the terms of our outstanding indebtedness.

        We expect to provide financing for new investments through a combination of long-term and short-term financing, including debt, equity and cash. We also anticipate funding new investments through internally generated cash flow and the sale of selected assets. We may obtain long-term financing through the issuance of equity securities, long-term secured or unsecured notes, convertible debentures and the assumption of mortgage notes. We may obtain short-term financing through the use of our senior credit facility, which may be replaced with long-term financing as appropriate. From time to time, we may utilize interest rate swaps to manage our variable interest rate exposure.

Lending Policies

        We do not have a policy limiting our ability to make loans to other persons other than complying with our debt covenants. We may make loans to joint ventures in which we participate. Although we presently do not have a formal company-funded financial assistance program for franchisees, we may, at our discretion, offer financial assistance to our franchisees upon varying terms. Currently, under certain franchise agreements, we are committed to providing financial assistance, including but not limited to loans, reimbursements, rebates, credits and other incentive payments, to help defray the costs of construction and other costs associated with opening and operating a La Quinta hotel.

Policies with Respect to Other Activities

        Our boards of directors have the authority, without further shareholder approval, to issue additional authorized shares of common stock and preferred stock or otherwise raise capital through the issuance of senior securities. Existing shareholders will have no preemptive right to shares of common stock or other shares of our capital stock issued in any offering, and any offering might cause a dilution of a shareholder's investment in us. Although we have no current plans to do so, we may in the future issue common stock in connection with acquisitions. Subject to restrictions set forth in our senior credit facility and indentures, we may repurchase or otherwise reacquire our paired shares. We have not engaged in trading, underwriting or agency distribution or sales of securities of other issuers. Our policies with respect to the activities described above may be reviewed or modified or amended from time to time by our boards of directors without a vote of our shareholders.

Certain Factors You Should Consider About Our Companies,
Our Businesses And Our Securities

        Presented below are certain factors that we believe are material to our shareholders. You should be aware that there are various risks, including those described below that in the future and, in some cases, already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors. This section includes or refers to certain forward-looking statements. You should read the explanation of the qualifications and limitations on such forward-looking statements in this Joint Annual Report under the heading "About this Joint Annual Report- Forward-Looking Statements."

Risks Associated with our Industry

Our strategic focus on our lodging business exposes our investors to risks common in this industry that may adversely affect an investment in our securities, including a number of risks that could have an adverse effect on our business.

        Our economic performance, and consequently the value of our securities, are subject to the risk that if our hotel properties do not generate revenues to meet our operating expenses, including debt service and capital expenditures, our cash flow will be adversely affected. The following factors, common in the lodging industry, may adversely affect the revenues generated by, or expenses incurred by, our hotel properties, including:

  •
  changes in the national, regional and local general economic climate, including the severity and duration of an economic downturn;

  •
  weather conditions;

  •
  competition from comparable hotels, many of which have greater marketing and financial resources than us;

  •
  the desirability of particular locations;

  •
  the quality, philosophy and performance of our lodging facility managers and supervisors;

  •
  changes in product preferences;

  •
  decreases in the demand for our lodging facilities as a result of technological developments;

  •
  availability of qualified labor;

  •
  changes in room rates to meet market conditions or to stimulate demand;

  •
  increases in our operating costs;

  •
  capability of our management information systems;

  •
  the need for capital to reinvest in order to periodically repair and upgrade our lodging facilities;

  •
  sudden changes in travel patterns caused by factors such as terrorist attacks and United States military action;

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

        Lodging demand has been, and is expected to continue to be, affected by the public's attitude towards the safety of travel and the international political climate. The military action against Iraq and its aftermath, events such as the terrorist attacks in the United States on September 11, 2001 and the threat of additional attacks, and the resulting political instability and concerns over safety and security aspects of traveling have had a significant adverse impact on lodging demand and may continue to do so in the future. Economic or political changes that reduce disposable income or consumer or business confidence may affect demand for hotel rooms, which in many cases are discretionary purchases. Decreases in lodging demand could lead to price discounting that, in turn, could reduce our revenues and the profitability of our business.

We operate in a very competitive market, which may limit our operating margins, diminish our market share and reduce our earnings.

        Our hotels generally operate in markets that contain numerous competitors, including a wide range of lodging facilities offering full-service, limited-service and all-suite lodging options to the public. The continued success of our hotels will be substantially dependent upon our ability to compete in such areas at affordable and competitive room rates, quality of accommodations, name recognition, service level and convenience of locations. Additionally, an increasing supply of hotel rooms in our market segment, and consolidations in the lodging industry generally, have resulted in the creation of several large, multi-branded hotel chains with diversified operations, which has increased competition for guests in the markets in which our hotels operate. Moreover, full service hotels have lowered their rates to a level comparable to those of limited service hotels such as ours that, in turn, has further increased competitive pressure in our markets. In the future, competing hotels may provide greater competition for guests than currently exists in our markets and new hotels may enter our markets. All of these competitive factors may limit our operating margins, diminish our market share and reduce our earnings.

Our business and operations are subject to extensive legislation and other governmental regulation, which could result in increased operating costs and reduce our earnings.

        Our lodging business is subject to extensive federal, state and local regulation, including building and zoning requirements, all of which can prevent, delay, make uneconomical or significantly increase the cost of developing additional lodging facilities. In addition, our lodging business and hotel operators are subject to laws governing their relationship with employees, including minimum wage and overtime payment requirements, rules pertaining to working conditions, work permit requirements and discrimination and other claims. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees will increase operating costs and, in turn, could reduce our earnings.

        We may also incur significant costs complying with other statutes and regulations, such as the Americans with Disabilities Act, the Securities Exchange Act of 1934, as amended, reporting requirements and New York Stock Exchange regulations. Our hotel properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines by the federal government or damage awards to private litigants. For example, if, pursuant to the Americans with Disabilities Act, we are required to make substantial alterations to and capital expenditures for our hotel properties, including the removal of access barriers, it could increase our expenditures and, in turn, could reduce our earnings. However, we do not know whether existing requirements will change or whether compliance with future requirements will include significant unanticipated expenditures that will affect our cash flow and results from operations.

We may utilize joint venture partnerships, which we may have limited control over, for hotel acquisitions and/or development.

        We may acquire and/or develop hotel properties through joint ventures with third parties. We currently have two joint ventures that are consolidated with our financial statements. Our share of the aggregate revenue of these two joint ventures for the years ended December 31, 2003 and 2002 was approximately $2,000,000 during each year. Furthermore, at December 31, 2003 and 2002, our share of the assets held by these two joint ventures aggregated approximately $8,000,000. Joint venturers often share control over the operation of the joint venture assets. Actions by a joint venturer could subject such assets to additional risks, including:

  •
  our joint venturers might have economic or business interests or goals that are inconsistent with our interests or goals;

  •
  our joint venturers may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; and

  •
  our joint venturers could go bankrupt, leaving us liable for their share of joint venture liabilities.

        All of the foregoing could diminish our market share and reduce our earnings.

        Although we generally will seek to maintain sufficient control of any joint venture to permit our objectives to be achieved, we might not be able to take action without the approval of our joint venturers. Also, our joint venturers could take actions binding on the joint venture without our consent.

Our failure to obtain and maintain proper insurance on our hotel properties and our business could have a material adverse effect on us.

        We are responsible for insuring our hotel properties as well as for obtaining the appropriate insurance coverage to reasonably protect our interests in the ordinary course of business. Additionally, each of our leases and loans typically specifies that comprehensive insurance be maintained on each of our hotel properties, including liability, fire and extended coverage. There are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods or terrorist acts, which may be uninsurable or not economically insurable. We will use our discretion in determining amounts, coverage limits, deductibility provisions of insurance and the appropriateness of self-insuring, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. The events of September 11, 2001 and their aftermath have made it difficult to obtain certain types of insurance and are causing the cost of insurance to increase. We may not be able to obtain or renew insurance policies or, if we are able to obtain or renew our coverage, it may be at a significantly higher cost than our historic experience. As a result, we may carry insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of our lost investment and, also, may result in certain losses being totally uninsured. Inflation, changes in building codes, zoning or other land use ordinances, environmental considerations, lender imposed restrictions and other factors also might make it not feasible for us to use insurance proceeds to replace the property after it has been damaged or destroyed. Under such circumstances, the insurance proceeds, if any, that we receive might not be adequate to restore our economic position with respect to such property.

        In addition, insurance coverage for our hotel properties and for casualty losses does not customarily cover damages that are characterized as punitive or similar damages. As a result, any claims or legal proceedings, or settlement of any such claims or legal proceedings that result in damages that are characterized as punitive or similar damages may not be covered by our insurance. If these types of damages are substantial, our financial resources may be adversely affected.

Risks Related to Our Business

Our hotel properties are geographically concentrated, which exposes our business to the effects of geographically oriented events and occurrences.

        Our hotels are concentrated in the western and southern regions of the United States. Specifically, at December 31, 2003, approximately 38% of our owned rooms are located in ten geographic markets. These ten markets are: Dallas/Ft. Worth; Houston; San Antonio; Denver; Austin; New Orleans; Phoenix; Miami/Ft. Lauderdale; Orlando; and Atlanta. As a result, our hotel properties are subject to the effects of adverse economic and competitive conditions and trends in these regions and markets and we will face a greater risk of a negative impact on our revenues in the event these areas are more severely impacted by adverse economic and competitive conditions than other areas in the United States. The concentration of hotel properties in one region or a limited number of markets may expose us to risks of adverse economic developments that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of our competitors' properties in these markets and potentially higher local property, sales and income taxes in the geographic markets in which we are concentrated. In addition, our hotel properties are subject to the effects of adverse weather conditions, such as hurricanes and tornados, which have, in the past, caused damage, such as flooding, to our hotel properties in specific geographic locations, including in our top ten markets. Depending on the severity of these adverse weather conditions, the damage to our hotel properties could require us to close all or substantially all of our hotel properties in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken.

We may be unsuccessful in increasing our cash flow from our company-owned hotels.

        We may not be successful in our strategy of increasing cash flow through increased profit contributions from our company-owned hotels due to the following factors:

  •
  we may be unsuccessful in controlling costs;

  •
  demand may not increase for our hotel rooms;

  •
  we may not be successful in attracting new corporate business and leisure customers; and

  •
  our marketing and sales efforts may not result in increasing our RevPAR.

        All of these factors could impede our strategies to increase our cash flow, which could increase our operating costs and could reduce our earnings.

We must successfully compete for franchisees or our franchising program will not develop into a meaningful component of our business.

        We may not be successful in our strategy of increasing our revenues through the growth of our franchising program. The lodging business is a heavily franchised industry. While the La Quinta brand has been in existence since 1968, we only introduced the franchising program in the fall of 2000. Some of our competitors may have substantially greater marketing and financial resources, greater brand distribution and/or greater financial incentives than we do. We must still compete successfully against these other lodging competitors in order to successfully grow our franchising program and develop it into a long-term meaningful component of our business that increases our revenues. If we are unsuccessful in our efforts to increase our revenues through the growth of our franchise program, it could diminish our market share and reduce our earnings.

Our franchising program depends upon third-party owners/operators who may not fulfill their franchising obligations, including failing to make timely payments to us and failing to maintain quality control over the use of the La Quinta brand.

        The success of our franchise program is dependent upon the manner in which our franchisees adhere to their respective franchise agreements and operating standards, which include:

  •
  timely payment of royalties and other fees;

  •
  ongoing capital expenditures and maintenance; and

  •
  proper usage and protection of the La Quinta brand and related trademarks.

        In addition, while we have contractual controls over each franchisee, we do not have control over the day-to-day operations of franchisees. As a result, third-party franchisees may not appropriately use and protect our La Quinta brand, which may decrease its value or expose it to legal challenges.

Our strategy of developing and redeveloping lodging properties may not generate the economic returns we expect.

        Our strategy includes current and future development and redevelopment activities. These activities are subject to risks because, among other reasons:

  •
  we may be unable to proceed with the development and redevelopment of properties if we cannot obtain financing upon terms that are favorable to us or at all;

  •
  we might not find appropriate, strategically located properties at commercially reasonable prices;

  •
  our redevelopment efforts may not produce the desired operating results;

  •
  developed properties may not meet stipulated minimum returns; and

  •
  we may be unable to obtain, or may be delayed in obtaining, required building permits and authorizations.

        In addition, we may from time to time experience shortages of materials or qualified trades people or substantial increases in the cost of certain construction materials or labor. This may result in longer than normal construction and remodeling periods, loss of revenue and increased costs.

        Furthermore, we generally rely heavily on local contractors, who may be inadequately capitalized or understaffed. The inability or failure of one or more local contractors to perform its obligations may result in construction or remodeling delays, increased costs and loss of revenue. As a result, we may not increase our revenues or generate expected cash flows from the development or redevelopment of lodging properties.

We may be unsuccessful in identifying and completing acquisition opportunities for other lodging properties, lodging companies and/or brands, which would limit our ability to implement our long-term growth strategies and may result in significant costs that may not be allocated to successful acquisitions.

        We compete with other lodging and leisure companies for potential lodging properties, lodging companies and/or brand acquisition opportunities. Some of these competitors may have substantially greater financial resources than we do and may be able to pay more to acquire properties than we are able to pay. These entities may be able to accept more risk than we choose to manage, including risks of a company's creditworthiness, brand identification or geographic location. Competition may generally reduce the number of acquisition opportunities that we believe are suitable. In addition, competition for properties may increase the cost of acquiring lodging properties, lodging companies and/or brands.

        We also may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions that we are subsequently unable to complete. These significant costs could materially impact our operating results, as they would generally be expensed in the time period during which they are incurred. In addition, our management's attention to acquisitions that we subsequently do not complete would divert their attention from our business, as well as other potential growth opportunities, which could materially impact our operating results and limit our ability to achieve our long-term growth strategies.

If we make any acquisitions, we will incur a variety of costs and might never realize the anticipated benefits.

        If appropriate opportunities become available, we might attempt to acquire additional lodging properties, lodging companies and/or brands that we believe fit our asset and operating profiles. Currently, however, we are not a party to any definitive acquisition agreements. If we pursue any acquisition opportunities, the process of negotiating the acquisition and integrating an acquired lodging property, lodging company and/or brand might result in operating difficulties and substantial expenditures and might require significant management attention that would otherwise be available for the ongoing development of our business. Moreover, we might never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or impairment expenses related to goodwill and impairment or amortization expenses related to other intangible assets, which could harm our financial condition.

Investment returns from our acquisition of other lodging properties, lodging companies and/or brands may be lower than anticipated.

        Even if we are able to successfully identify and acquire other lodging properties, lodging companies and/or brands, these new acquisitions may fail to perform as expected or we may be unable to make acquisitions on favorable terms. Additionally, we may underestimate the costs necessary to bring an acquired property up to the standards established for its intended market position or the costs to integrate an acquired lodging property, lodging company and/or brand with our existing operations. This can increase our operating costs that, in turn, could reduce our earnings.

We depend on our key personnel for the future success of our business and the loss of one or more of our key personnel could have an adverse effect on our ability to manage our business and implement our growth strategies.

        Our future success and our ability to manage future growth depend, in large part, upon the efforts and continued service of Francis W. Cash, our President and Chief Executive Officer, and of the other members of our senior management team. Although we have entered into an employment agreement with each of Mr. Cash and the other members of our senior management team, there is no guarantee that Mr. Cash or the other members of our senior management team will remain employed with us. Mr. Cash and our senior management team are particularly important to our future success due to their substantial experience in the lodging industry. On average, our senior management team members have approximately 25 years of experience in lodging and lodging-related industries. It could be difficult for us to find replacements for our key personnel, as competition for such personnel is intense. The loss of services of one or more members of our senior management team could have an adverse effect on our ability to manage our business and implement our growth strategies. Further, such a loss could be negatively perceived in the capital markets, which could reduce the value of our securities.

Changes in market conditions could adversely affect the market price of our securities.

        As with other securities, the value of our securities depends on various market conditions, which may change from time to time. Among the market conditions that may affect the value of our securities are the following:

  •
  the extent of investor interest in us;

  •
  the attractiveness of our securities in comparison to other securities, including securities issued by other real estate-based or lodging companies;

  •
  our financial performance; and

  •
  general stock and bond market conditions.

        The market value of our securities is based primarily upon the market's perception of our growth potential, including current and potential future earnings and cash flow, the value of our assets, including real estate and the La Quinta brand, and our current debt levels. Additionally, if our future earnings are less than expected, it is likely that the market price of our securities will decrease.

We are exposed to litigation that could result in considerable financial liabilities and limitations on the use of certain trademarks.

        If we are not successful in defending or reaching a settlement with respect to the litigation currently pending against us, including an intellectual property infringement claim for the use of the trademark "La Quinta," we could be exposed to considerable financial liabilities, significant portions of which may not be recoverable from our insurance providers. With respect to our intellectual property infringement claim, an estimate of the possible range of loss cannot be made. In addition, we are defending claims arising out of alleged misrepresentation in the offering memorandum for our 7.114% Exercisable Put Option Securities pursuant to which the plaintiff sought approximately $15,000,000 plus other potential damages. In June 2003, our motion for summary judgment was granted and the court dismissed in its entirety the plaintiff's case against us. However, the plaintiff has filed an appeal. In November 2003, the parties attended mediation, and although a written settlement agreement has not been entered into by the parties. We anticipate that the ultimate resolution of this matter will not be material to our consolidated financial position or results of operations.

        If the payment of a material sum of money by us were to occur, in connection with any of these material litigation matters, there could be a material adverse effect on our financial condition. Any judgment against us involving intellectual property infringement decisions could also include an injunction prohibiting or limiting the use of our trademarks.

Risks Related to Our Debt

Our substantial indebtedness could adversely affect our financial health.

        We have now and will continue to have a significant amount of indebtedness. On December 31, 2003, we had total indebtedness of approximately $895,154,000. Our substantial indebtedness could have important consequences to holders of our securities. For example, it could:

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, marketing, franchising and development efforts and other general corporate purposes;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  place us at a competitive disadvantage compared to our competitors that have less debt; and

  •
  limit our ability to borrow additional funds.

Our senior credit facility and other debt agreements contain certain financial covenants that we may not meet and, if violated, could limit our ability to continue to borrow under the facility and, under certain circumstances, could accelerate the amount due under the facility and result in the acceleration of all our outstanding indebtedness.

        We will depend upon our senior credit facility for a portion of our operating funds. This senior credit facility matures in April 2007, subjects us to certain financial covenants, and includes restrictions on our ability to engage in certain activities. Our debt securities also contain financial covenants, restrictions and limitations on our ability to incur indebtedness. Several factors, including the economic downturn, terrorist attacks and their aftermath and the military action in Iraq and its aftermath, have had an adverse effect on the lodging business. Accordingly, there is a risk that we may not meet one or more of these financial covenants in the future as a result of these factors. If we violate or fail to comply with any of the financial or other covenants in our senior credit facility or debt securities, there may be a material adverse effect on us. Most notably, we may be unable to borrow additional funds under our senior credit facility and the outstanding debt under our senior credit facility and debt securities could become immediately due. If we do not satisfy a covenant under our senior credit facility, we intend to request a waiver or amendment from our bank group. If the lenders under our senior credit facility do not agree to such a waiver or amendment, an event of default under our senior credit facility would occur and the outstanding debt under our senior credit facility could become immediately due, which in turn could result in the acceleration of all of our outstanding indebtedness.

We may have to rely on external sources of capital to repay our debt and to pursue our strategic objectives. If we are unable to access such external sources of capital, we may be delayed in implementing capital improvements or in pursuing our growth strategy, which could reduce our revenue and operating income.

        We may have to rely on third-party sources of capital in order to repay our debt, fund capital expenditures and otherwise pursue our strategic objectives. These external sources of capital may not be available on favorable terms or at all. Our access to third-party sources of capital depends upon a number of factors, including general market conditions, the market's perception of our growth potential and risk characteristics of our underlying business operations, our overall debt levels, our current and potential future earnings and cash flow and the market price of our securities. Moreover, additional equity offerings may result in the substantial dilution of our shareholders' interests and additional debt financings may further leverage us. If we are unable to access third-party sources of capital on terms favorable to us, we may be delayed in implementing capital improvements or in pursuing our growth strategy, which could reduce our future revenue and operating income.

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

If our 7.114% Notes remain outstanding after August 2004, we will incur additional costs.

        If our 7.114% Notes remain outstanding after August 15, 2004, the interest rate on our 7.114% Notes will increase by "a spread amount," as defined in the applicable indenture. Our 7.114% Notes will remain outstanding after August 15, 2004 if a third party (referred to as the Call Holder) exercises its option to purchase the 7.114% Notes for the principal amount of $150,000,000 and we do not exercise our option to repurchase the 7.114% Notes at a price equal to the greater of par or the fair value of the 7.114% Notes. In this case, our 7.114% Notes will remain outstanding at an increased interest rate until their stated maturity of August 15, 2011. The estimated fair value for the repurchase of the 7.114% Notes was approximately $176,500,000 and $172,580,000 at December 31, 2003 and 2002, respectively. Accordingly, if the option to purchase the 7.114% Notes is exercised by the Call Holder, we will incur either additional interest costs above the current 7.114% interest rate or additional costs to repurchase at fair value (as noted above) the 7.114% Notes in August 2004, which could adversely affect our earnings, cash flow, our ability to service debt and our ability to re-invest in our operations. If the 7.114% Notes remain outstanding after August of 2004, our additional interest costs above the current 7.114% rate will be dependent upon, among other factors, our credit risk as of August 2004 as measured by the interest rate spread between a risk free rate and our interest cost for a comparable maturity. The cost to us to repurchase the 7.114% Notes at fair value in August of 2004 will primarily be determined by the seven year Treasury Rate as of August 2004. Because subsequent events between December of 2003 and August of 2004 may significantly alter either the Company's credit risk or the seven year Treasury Rate, no assurance can be given that the cost to us to repurchase the 7.114% Notes or the interest rate we would pay on the 7.114% Notes after August 2004 will not have a material adverse effect on our financial condition.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors, including those that are beyond our control.

        Our ability to make debt service payments, refinance our indebtedness and fund planned capital expenditure, marketing, franchising and development activity will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is, among other things, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

        If our business does not generate sufficient cash flow from operations, or future borrowings are not available to us under our senior credit facility or otherwise in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before maturity. However, we may be unable to refinance any of our indebtedness, including our senior credit facility, on commercially reasonable terms or at all. In that case, we will not be able to repay our indebtedness. Our failure to make the required interest and principal payments on our indebtedness would result in an event of default under our senior credit facility, which may result in the acceleration of all of our outstanding indebtedness.

Risks Associated With Our Investment in Real Estate

Real estate investments are subject to numerous risks.

        Because we own hotels and own and lease other real property generally affiliated with or adjacent to our hotels, we are subject to the risks that generally relate to investments in real property. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, as well as the expenses incurred. In addition, a variety of other factors, many of which are beyond our control, affect income from properties and real estate values, including:

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

  •
  civil unrest, war or terrorist attacks;

  •
  acts of God, including earthquakes and other natural disasters (that may result in uninsured losses); and

  •
  other factors.

        Any of these factors could impact the amount of income earned and capital appreciation generated by a hotel property, as well as expenses incurred. For example, from time to time we evaluate our hotels to determine whether renovation and/or on-going maintenance work is required. For the year ended December 31, 2003, we expended approximately $33,429,000 in cash for capital improvements related to our lodging properties and we may undertake more renovations in the future. Renovations to our hotels may be expensive and may require us to close all or a portion of the hotel to customers. As a result, it may increase our expenses and reduce our cash flows and our revenues.

        Furthermore, our other operating expenses are primarily comprised of property taxes and insurance expense. If property taxes increase as a result of changes in tax laws or if insurance premiums increase, then our other operating expenses will also increase.

        We have leasing arrangements with various tenants who operate restaurants on our properties. The terms of these leases vary between one year and over fifteen years and, for the twelve months ended December 31, 2003, the leases generated approximately $5,891,000, or approximately 1% of our total revenues. If these leasing arrangements terminate, there is no guarantee that we will be able to enter into other arrangements on similar terms.

The illiquidity of real estate as an investment limits our ability to sell hotel properties quickly in response to market conditions.

        Real estate investments are relatively illiquid and, therefore, cannot be purchased or sold rapidly in response to changes in economic or other conditions. Buyers may not be identified quickly or be able to secure suitable financing to consummate a transaction or we may not be able to sell hotel properties on terms favorable to us. Furthermore, sales of certain appreciated hotel properties could generate material adverse tax consequences, which may affect our ability to sell hotel properties in response to market conditions and adversely affect our ability to generate cash flows.

We are subject to real property taxes, which are subject to significant changes by taxing authorities, which could increase our operating expenses.

        Our hotel properties are subject to real property taxes. The real property taxes may increase or decrease as property tax rates change and as the values of properties are assessed and reassessed by taxing authorities. Real property taxes may increase even if property level cash flows substantially decrease. As a result, increases in property taxes may increase our operating costs and decrease our net income.

Potential liability for environmental contamination could result in substantial costs or restrictions on the use of our hotel properties, which could decrease our revenue, increase our operating costs or increase our capital expenditures.

        Environmental problems are possible and can be costly. It could be discovered that some of our properties are not in compliance with applicable environmental laws. Additionally, under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of those particular real estate properties. If unidentified environmental problems arise, we may have to make substantial payments, which could significantly increase our operating costs and reduce our earnings because:

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

        These costs could be substantial and, in extreme cases, could exceed the value of the contaminated property. The presence of hazardous or toxic substances or petroleum products or the failure to properly remediate contamination may materially and adversely affect our ability to borrow against, sell or rent an affected property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination and, therefore, we could bear the costs of removing these liens.

The presence, maintenance and removal of asbestos in our hotel properties could result in fines and penalties.

        Environmental laws also govern the presence, maintenance and removal of asbestos. We have determined that some of our hotel properties have asbestos containing materials and we have taken appropriate action as and when necessary. Such laws require that, as owners or operators of buildings containing asbestos, we must:

  •
  properly manage and maintain the asbestos;

  •
  notify and train those who may come into contact with asbestos; and

  •
  undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.

        Such laws may impose fines and penalties on us if we fail to comply with these requirements and may allow third parties to seek recovery for personal injury associated with exposure to asbestos fibers, which could significantly increase our operating costs and reduce our earnings.

The existence of mold in our hotel properties could result in substantial costs or restrictions on the use of our properties.

        We have discovered that some of our hotel properties have problems with mold caused by excessive moisture, which accumulates in buildings or on building materials. Some molds are known to produce toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold can cause a variety of health effects and symptoms in certain individuals including allergic or other reactions. The presence of mold at our properties has required us to undertake a remediation program to remove the mold from the affected properties. With the exception of one hotel property, the cost of remediation to date has not been material, however, such cost may substantially increase if we discover mold in our other properties, or if costs related to mold such as legal and insurance expense continue to increase rapidly, which could significantly increase our operating costs and reduce our earnings.

Risks Associated with LQ Properties and its Status as a REIT

Failure of LQ Properties to qualify as a REIT would cause it to be taxed as a corporation, which would expose us to serious tax consequences and could substantially reduce any funds available for payment of dividends to holders of class B common stock.

        If LQ Properties fails to qualify as a REIT for federal income tax purposes, it will be taxed as a corporation with the attendant consequences described below. While we intend to operate LQ Properties in a manner that will allow it to continue to qualify as a REIT, we cannot assure you that LQ Properties is qualified as such, or that it will remain qualified as such in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code, as amended, as to which there are only limited judicial and administrative interpretations, and involves the determination of facts and circumstances not entirely within our control. The complexity of the Code provisions governing REITs is greater in the case of a REIT that owns hotels and leases them to a corporation of which it is a subsidiary. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.

        If LQ Properties fails to qualify as a REIT, we could face serious tax consequences that could substantially reduce, or possibly eliminate, our available funds for, among other things, the payment of dividends to holders of class B common stock for each of the years involved, because LQ Properties:

  •
  would not be allowed a deduction for any dividends paid to shareholders in computing its taxable income and would be subject to federal income tax at regular corporate rates;

  •
  could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

  •
  unless entitled to relief under statutory provisions, could not elect to be subject to tax as a REIT for four taxable years following the year during that it was disqualified.

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

as a result of the July 1998 merger of La Quinta Inns, Inc. with and into LQ Properties. LQ Properties is also subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by LQ Properties with respect to any calendar year are less than the sum of:

  •
  85% of LQ Properties' ordinary income for that year;

  •
  95% of LQ Properties' capital gain net income for that year; and

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

Risks Relating to an Investment in our Paired Common Stock

Provisions of our charters and bylaws could inhibit changes in control that could be beneficial to our shareholders.

        Certain provisions of our charters and bylaws may delay or prevent a change in control or other transactions that could provide our shareholders with a premium over the then-prevailing market price of their paired common stock or that might otherwise be in their best interest. In addition to staggered boards of directors, our charters generally prohibit ownership, directly, indirectly or beneficially, by any single shareholder of more than 9.9% of our equity stock. We refer to this limitation as the "ownership limit." Our boards of directors may waive or modify the ownership limit with respect to one or more persons if they are satisfied that ownership in excess of this limit would not jeopardize LQ Properties' status as a REIT for federal income tax purposes. Shares owned in violation of the ownership limit will be treated as "excess stock" and will be subject to loss of rights to distributions and voting and other penalties. The ownership limit may also have the effect of inhibiting or impeding a change in control. These restrictions on transferability and ownership also will not apply if our boards of directors determine that it is no longer in the best interest of LQ Properties to attempt to qualify, or to continue to qualify, as a REIT.

There is a possibility that there will be amendments to or elimination of the pairing arrangement, which may, in turn, impact LQ Properties' status as a REIT.

        Each share of common stock of LQ Corporation is attached and trades together with the class B common stock of LQ Properties. Under LQ Corporation's and LQ Properties' charters, the respective boards of directors may modify or eliminate this pairing arrangement without the consent of its respective shareholders at any time if that board of directors no longer deems it in the best interests of LQ Corporation and LQ Properties, as the case may be, for their shares to continue to be attached and trade together. At this time, neither board of directors has determined the circumstances under which the pairing arrangement would be terminated. However, circumstances that the respective boards might consider in making such a determination may include, for example, the enactment of legislation that would significantly reduce or eliminate the benefits of our current structure. With respect to such determination, the respective board of directors must fulfill at all times its respective fiduciary duties and, therefore, it is not possible to predict at this time the future circumstances wherein the respective board of directors would terminate the pairing arrangement.

        If the La Quinta boards of directors were to terminate the pairing arrangement, LQ Properties' status as a REIT may also be terminated, subjecting its taxable income to federal taxation at regular corporate rates, which could reduce our earnings.

The class B common stock may be redeemed for nominal value at any time, including prior to the time when the class B common stock becomes eligible for dividends, subject to certain important limitations.

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

LQ Properties' Board of Directors could terminate LQ Properties' status as a REIT and LQ Properties' taxable income would then be subject to federal income taxation resulting in an increase to its liabilities for taxes.

        LQ Properties' board of directors could terminate LQ Properties' status as a REIT without the consent of its shareholders. Under LQ Properties' charter, the board of directors of LQ Properties may terminate its REIT status at any time if the board of directors no longer deems it in the best interests of LQ Properties to continue to qualify under the Code as a REIT. The board of directors of LQ Properties has not yet determined the circumstances under which LQ Properties' status as a REIT would be terminated. However, circumstances that the board may consider in making such a determination may include, for example:

  •
  the enactment of new legislation that would significantly reduce or eliminate the benefits of being a REIT; or

  •
  LQ Properties no longer being able to satisfy the REIT requirements.

With respect to this determination, the board of directors must fulfill at all times its fiduciary duties and, therefore, it is not possible to predict at this time the future circumstances wherein the board of directors would terminate LQ Properties' status as a REIT.

        If LQ Properties' REIT status is terminated, its taxable income will be subject to federal income taxation (including any applicable alternative minimum tax) at regular corporate rates. Although LQ Properties has, as of December 31, 2003, federal net operating loss carryforwards of approximately $178,400,000 that may be available to reduce its taxable income, its liabilities for taxes would increase if it no longer qualifies as a REIT.

Because we do not currently pay dividends on our paired common stock and cannot begin paying dividends on LQ Properties' class B common stock until 2005, shareholders would primarily benefit from an investment in our paired common stock only if it appreciates in value.

        We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends on our paired common stock until 2005 when we may begin paying dividends of up to $0.10 per share on LQ Properties' class B common stock in preference to its class A common stock that is currently held by LQ Corporation. As a result, the success of an investment in our paired common stock will depend substantially upon future appreciation. There is no guarantee that our paired common stock will appreciate in value or maintain its current value.

ITEM 3. LEGAL PROCEEDINGS

        Incorporated by reference to the description of legal proceedings is Note 15, "Commitments and Contingencies," in the notes to the financial statements set forth in Part II, Item 8, "Financial Statements and Supplementary Data."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 4A. OUR EXECUTIVE OFFICERS

        We have provided information about our executive officers in this Item 4A of this Joint Annual Report. We also encourage you to refer to LQ Corporation's proxy statement for its 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days following our fiscal year-end.

        The following information relative to LQ Corporation and LQ Properties' executive officers is given as of December 31, 2003:

Name	Age	Position with LQ Corporation	Position with LQ Properties
Francis W. Cash	61	President, Chief Executive Officer and Director	President, Chief Executive Officer and Director
David L. Rea	43	Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer
Rufus K. Schriber	59	Executive Vice President, Sales and Marketing	—
Alan L. Tallis	57	Executive Vice President and Chief Development Officer	Executive Vice President and Chief Development Officer
Sandra K. Michel	46	Senior Vice President, General Counsel & Secretary	Senior Vice President, General Counsel & Secretary
Wayne B. Goldberg	43	Senior Vice President, Operations	—
A. John Novak	51	Senior Vice President and Chief Information Officer	—
A. Brent Spaeth	53	Senior Vice President, Human Resources and Administration	—

        Francis W. Cash, age 61, has been President, Chief Executive Officer and a director of LQ Corporation since April 2000. Mr. Cash has also served as President, Chief Executive Officer and a director of La Properties since April 2000. Mr. Cash served as the Treasurer of LQ Corporation from April 2000 until June 2000. Mr. Cash was the Chairman of the Board, Chief Executive Officer, President and a director of Mariner Post-Acute Network, Inc., a health care service provider, from September 1999 until March 2000. From July 1995 to August 1999, Mr. Cash served as President and Chief Executive Officer of Red Roof Inns, Inc., a lodging company. He also served as Chairman of the Board of Red Roof Inns from June 1996 to August 1999. Prior to his service at Red Roof Inns, Mr. Cash served as President and Chief Operating Officer of NovaCare, Inc., a provider of physical rehabilitation services, from October 1992 to June 1995. Prior to that, Mr. Cash served in a number of senior executive positions for 18 years at Marriott Corporation, a lodging and services company, including President of Marriott Service Group.

        David L. Rea, age 43, has been Executive Vice President and Chief Financial Officer of LQ Corporation since June 2000. Mr. Rea also serves as Executive Vice President and Chief Financial Officer of LQ Properties. Mr. Rea also served as the Treasurer of LQ Corporation and of LQ Properties from June 2000 to January 2002. Prior to joining La Quinta, Mr. Rea served as Chief Financial Officer of the start-up e-commerce company, SingleSourceIT.com. Prior to that, he was with Red Roof Inns, Inc. from 1996 through 1999, where he served in various roles, including Executive Vice President, Chief Financial Officer and Treasurer. From 1995 through 1996, he served as Vice President of Finance at DeBartolo Realty Corporation and held various investment management related positions with T. Rowe Price Associates, an investment firm, from 1986 through 1995.

        Rufus K. Schriber, age 59, has been Executive Vice President, Sales and Marketing of LQ Corporation since September 30, 2003. Prior thereto, he served as the Executive Vice President of Marketing and Brand Positioning since November 2002. From May 2000 through October 2002, Mr. Schriber served as a marketing consultant with the consulting firm Still Pond Enterprises, Inc. Prior to that time, he spent 15 years serving in various positions, including Executive Vice President Marketing and Brand Management, at Marriott International, a lodging company.

        Alan L. Tallis, age 57, has been Executive Vice President and Chief Development Officer of LQ Corporation and LQ Properties, since July 2000. He previously served in various executive positions with LQ Corporation from 1980 to 1992. Prior to returning to LQ Corporation in 2000, Mr. Tallis served as Executive Vice President-Development and General Counsel of Red Roof Inns, Inc. and Managing Director of Tallis & Associates, a consulting firm.

        Sandra K. Michel, age 46, has been Senior Vice President and General Counsel of LQ Corporation since December 2001 and Secretary of LQ Corporation since January 2002. Ms. Michel also serves as Senior Vice President, General Counsel and Secretary of LQ Properties. Prior to joining La Quinta, Ms. Michel served as General Counsel and Secretary of Sunterra Corporation, a vacation ownership (timeshare) company, from June 2000 through April 2001 and Deputy General Counsel and Assistant Secretary from August 1999 through June 2000. Prior to that, Ms. Michel served as Senior Counsel to W.R. Grace & Co. from December 1991 to August 1999 assuming the role of Assistant Secretary in September 1998. Ms. Michel was an attorney in private practice with nationally recognized firms from May 1980 through December 1991.

        Wayne B. Goldberg, age 43, has been Senior Vice President of Operations of LQ Corporation since October 2001 and, prior to that, was Group Vice President of Operations since July 2000. Prior to joining LQ Corporation, Mr. Goldberg was Chief Operating Officer for Bridge Street Accommodations, a lodging company. Prior to that time, Mr. Goldberg spent over 22 years at Red Roof Inns, Inc. serving in various roles, including: Group Vice President, District Vice President, Regional Manager, Area Manager and General Manager.

        A. John Novak, age 51, has been Senior Vice President and Chief Information Officer of LQ Corporation since January 2001. Prior to joining LQ Corporation, Mr. Novak was Senior Vice President and Chief Information Officer for Resort Condominiums International (RCI), a vacation (timeshare) exchange organization, beginning in April 1999. He served as Vice President of Lodging Property Systems for Marriott International from 1996 to 1999. Mr. Novak also served as Vice President of Resorts and Sales Systems for Walt Disney World Company, an entertainment company, from 1990 until 1996.

        A. Brent Spaeth, age 53, has been Senior Vice President of Human Resources and Administration of LQ Corporation since October 2001 and, prior to that, was Group Vice President of Operations since August 2000. Mr. Spaeth has been with LQ Corporation since February of 1989. He has served in various roles including Regional Vice President and Divisional Vice President at La Quinta. He formerly held various property and regional operations positions with Drury Industries, Inc., and Mid-America Hotels corporations, each a lodging company.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock

        Market Information.    Our paired shares trade on the New York Stock Exchange under the symbol "LQI." The following table sets forth, for the periods shown, the high and low sales prices for our paired shares traded as reported on the New York Stock Exchange Composite Tape:

	2003			2002
Quarter			Quarter
	High	Low		High	Low
First	$4.57	$3.04	First	$7.40	$5.60
Second	$4.55	$3.00	Second	$7.98	$6.83
Third	$6.35	$4.43	Third	$6.99	$4.61
Fourth	$6.55	$5.55	Fourth	$5.21	$4.10

        LQ Properties' class A common stock is currently held by LQ Corporation and has never been publicly traded.

        Holders of Record.    There were approximately 7,600 holders of record of our shares as of February 23, 2004. As of February 23, 2004, LQ Corporation was the only holder of LQ Properties' class A common stock.

        Dividends.    In order to qualify for the beneficial tax treatment accorded to REIT's, LQ Properties is generally required each year to distribute to its preferred and common shareholders at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding any net capital gain. During the fiscal year ended December 31, 2003, LQ Properties paid $30,000,000 in dividends to LQ Corporation, the sole holder of its class A common stock. In addition, its consolidated subsidiary, La Quinta Worldwide, LLC ("LQ Worldwide"), made periodic proportional distributions totaling approximately $4,909,000 to LQ Corporation, which holds a 40.6% interest in LQ Worldwide. In connection with the Reorganization, LQ Properties' shareholders approved the terms of LQ Properties' class B common stock, which provide that no dividends will be paid on LQ Properties' class B common stock prior to 2005. Until 2005, dividends may be paid on LQ Properties' class A common stock, including dividends necessary to maintain LQ Properties' status as a REIT. Commencing in 2005, LQ Properties may begin paying dividends on its class B common stock of up to $0.10 per share per annum in preference to payment of dividends on shares of its class A voting common stock that is presently held by LQ Corporation. Unpaid dividends on LQ Properties' class B common stock do not accumulate from year-to-year. Future dividends will be declared at the discretion of our boards of directors and will depend upon cash flow, our financial condition, our capital requirements, the annual distribution requirements under the REIT provisions of the Code, and other factors that our boards of directors may deem relevant. Our boards of directors may modify our dividend policy from time to time. Distributions by us to the extent of our current earnings and profits for federal income tax purposes are generally taxable to shareholders as ordinary dividend income. Distributions in excess of earnings and profits are generally treated as non-taxable return of capital to the extent of a shareholder's basis in the paired common stock. A return of capital distribution has the effect of deferring taxation until a shareholder's sale of the paired common stock.

Our Series A Preferred Stock

        Market Information.    LQ Properties has 8,000,000 depositary shares issued and outstanding (the "Series A Depositary Shares"). Each Series A Depositary Share represents one-tenth of a share of 9% Series A Cumulative Redeemable Preferred Stock with a par value of $0.10 per share ("Series A

Preferred Stock"). LQ Properties' Series A Depositary Shares trade on the New York Stock Exchange under the symbol "LQIPR".

        The following table sets forth, for the periods shown, the high and low sales prices for the Series A Depositary Shares:

	2003			2002
Quarter			Quarter
	High	Low		High	Low
First	$23.70	$20.00	First	$23.75	$21.50
Second	$24.80	$21.10	Second	$25.00	$23.20
Third	$25.22	$24.25	Third	$24.10	$21.00
Fourth	$25.62	$24.95	Fourth	$23.44	$20.95

        Holders of Record.    There were approximately 200 holders of record of LQ Properties' Series A Depositary Shares as of February 23, 2004.

        Dividends.    For the year ended December 31, 2003, LQ Properties designated the following cash distributions to holders of its Series A Depositary Shares as ordinary income:

Date Declared	Date of Record	Pay Date	Per Share Amount	Ordinary Income
03-Mar-03	14-Mar-03	31-Mar-03	$0.5625	$0.5625
02-Jun-03	13-Jun-03	30-Jun-03	0.5625	0.5625
02-Sept-03	15-Sept-03	30-Sept-03	0.5625	0.5625
01-Dec-03	15-Dec-03	31-Dec-03	0.5625	0.5625

Total			$2.2500	$2.2500

Percentage			100%	100%

        For the year ended December 31, 2002, LQ Properties designated the following cash distributions to holders of its Series A Depositary Shares as non-taxable return of capital:

Date Declared	Date of Record	Pay Date	Per Share Amount	Non-Taxable Return of Capital
01-Mar-02	15-Mar-02	01-Apr-02	$0.5625	$0.5625
03-Jun-02	14-Jun-02	01-Jul-02	0.5625	0.5625
03-Sep-02	13-Sep-02	30-Sep-02	0.5625	0.5625
02-Dec-02	13-Dec-02	31-Dec-02	0.5625	0.5625

Total			$2.2500	$2.2500

Percentage			100%	100%

        The following table sets forth information regarding securities authorized for issuance under the La Quinta Companies' equity compensation plans as of December 31, 2003:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
		Weighted-average exercise price of outstanding options, warrants and rights
Plan Category
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	12,987,854	$4.76	750,776
Equity compensation plans not approved by security holders	—		—

Total	12,987,854	$4.76	750,776

(1)
Includes the La Quinta Corporation 2002 Stock Option and Incentive Plan (the "2002 Stock Option Plan"), the La Quinta Corporation Amended and Restated 1995 Share Award Plan (the "La Quinta Corporation 1995 Plan") and the La Quinta Properties, Inc. Amended and Restated 1995 Share Award Plan (the "La Quinta Properties 1995 Plan"). Other than forfeited shares that may become available for reissuance under the 2002 Stock Option Plan, no further awards may be made under the La Quinta Corporation 1995 Plan and the La Quinta Properties 1995 Plan.

(2)
Includes 750,776 shares available for future grant under the 2002 Stock Option Plan. Excludes 6,554,828 shares, which may be forfeited in the future from the La Quinta Corporation 1995 Plan and La Quinta Properties 1995 Plan and may become available for reissuance under the 2002 Stock Option Plan.

ITEM 6. SELECTED FINANCIAL AND OTHER DATA

Overview

        The selected financial information for the five year period ended December 31, 2003 reflects the transformation of our companies to a leading limited service lodging business. At the beginning of 1999, the predecessor to La Quinta, The Meditrust Companies, was a diversified organization, which owned substantial healthcare assets, the Santa Anita Racetrack, La Quinta Inns and golf courses.

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

  •
  sold over $820,000,000 of healthcare properties;

  •
  repaid over $625,000,000 in debt; and

  •
  settled our forward equity investment transaction with certain affiliates of a third-party investment company.

        During 2000, we implemented a plan intended to further strengthen our position and focus on the lodging division. Consistent with components of the plan that called for, among other things, an orderly disposition of a significant portion of healthcare assets and substantial reduction in debt, we completed healthcare asset sales and received mortgage repayments totaling approximately $1.8 billion between January 1, 2000 and December 31, 2003 and applied substantially all of the proceeds toward reduction of our total indebtedness of $2.6 billion as of December 31, 1999 to $895,154,000 as of December 31, 2003.

        On June 20, 2001, we changed our name to La Quinta to reflect our focus on the La Quinta lodging brand and the lodging industry. Meditrust Corporation was renamed La Quinta Properties, Inc. and Meditrust Operating Company was renamed La Quinta Corporation. Our common stock continued to trade together on the New York Stock Exchange as one unit under the ticker symbol "LQI".

        On December 20, 2001, our shareholders approved certain proposals, which permitted LQ Corporation and LQ Properties to reorganize the existing organization of the two companies by merging LQP Acquisition Corp., a newly formed, wholly owned subsidiary of LQ Corporation, with and into LQ Properties, with LQ Properties surviving the Reorganization and becoming a subsidiary controlled by LQ Corporation while continuing its status as a REIT. Pursuant to the Reorganization, which we consummated on January 2, 2002, each outstanding share of common stock of LQ Properties held by our shareholders was converted into one share of a new class B common stock of LQ Properties and each outstanding share of common stock of LQP Acquisition Corp. (all of which were held by LQ Corporation) was converted into one share of a new class A common stock of LQ Properties. Following the Reorganization, each share of common stock of LQ Corporation, that previously had been paired with the common stock of LQ Properties, became attached and traded together with the new class B common stock. The outstanding common stock of LQ Corporation was unaffected by the Reorganization other than a reduction in par value from $0.10 to $0.01 and the change of the pairing arrangement as described above.

        We believe that the Reorganization was the best alternative for us to grow our lodging real estate portfolio, management operations and brand franchising. In addition, we believe that our Reorganization will allow both LQ Properties and LQ Corporation to make efficient use of their substantial NOL carryforwards. We believe additional benefits of our Reorganization include our ability to deduct preferred dividends for income tax purposes and to retain capital for other corporate uses such as deleveraging, investment, acquisitions and potential share repurchases. Our Reorganization should also enable us to be less dependent upon capital markets by allowing us to retain more of our cash flow.

Financial Information

        The following tables set forth, among other information, selected financial information for LQ Corporation on a consolidated basis with its controlled subsidiary LQ Properties and LQ Properties on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation. Financial information related to results of operations for Cobblestone Golf Group, Santa Anita Racetrack, TeleMatrix, Inc. and three inns have been reflected as discontinued operations. This information is based on and should be read in conjunction with the information set forth in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto appearing elsewhere in this Joint Annual Report.

LA QUINTA CORPORATION

Selected Financial Information

	Years Ended December 31,
	2003	2002(a)	2001(a)	2000(a)	1999(a)
	(In thousands, except per share data)
Operating Data:
Revenue	$512,952	$520,824	$625,696	$791,282	$896,154
(Loss) income before discontinued operations and cumulative effect of change in accounting principle	(79,291)	(239,797)	(283,036)	(334,142)	57,897
Preferred stock dividends	—	—	(18,000)	(18,000)	(16,283)

(Loss) income available to common shareholders before discontinued operations and cumulative effect of change in accounting principle	(79,291)	(239,797)	(301,036)	(352,142)	41,614
Discontinued operations, net	(4,471)	(19,598)	(180)	(14)	31,928
Cumulative effect of change in accounting principle, net	—	(248,358)	856	—	—

Net (loss) income available to common shareholders	$(83,762)	$(507,753)	$(300,360)	$(352,156)	$73,542

EARNINGS PER SHARE—BASIC
(Loss) income available to common shareholders before discontinued operations and cumulative effect of change in accounting principle	$(0.55)	$(1.68)	$(2.11)	$(2.48)	$0.30

Net (loss) income available to common shareholders	$(0.58)	$(3.55)	$(2.10)	$(2.48)	$0.52

EARNINGS PER SHARE—DILUTED
(Loss) income available to common shareholders before discontinued operations and cumulative effect of change in accounting principle	$(0.55)	$(1.68)	$(2.11)	$(2.48)	$0.30

Net (loss) income available to common shareholders	$(0.58)	$(3.55)	$(2.10)	$(2.48)	$0.51

Cash Flow Data:
Distributions paid	$—	$—	$—	$—	$—
Cash provided by operating activities	$83,236	$100,268	$150,085	$234,208	$256,753
Cash provided by (used in) investing activities	$(86,976)	$74,066	$572,551	$819,643	$550,599
Balance Sheet Data:
Property and equipment, net	$2,143,749	$2,293,147	$2,522,339	$3,151,039	$3,628,072
Total assets	2,803,863	2,603,906	3,215,450	4,100,254	5,487,755
Indebtedness	895,154	721,084	999,749	1,596,349	2,613,764
Minority interest(b)	206,031	206,450	6,657	6,611	6,563
Total liabilities	1,181,298	1,084,169	1,184,230	1,770,832	2,807,979
Total shareholders' equity	1,416,534	1,313,287	2,024,563	2,322,811	2,673,213

(a)
Certain reclassifications have been made to the 2002, 2001, 2000 and 1999 presentation to conform to the presentation of the financial position and results of operations as of and for the year ended December 31, 2003.

(b)
Includes $200 million of liquidation preference on preferred stock in 2003 and 2002.

LA QUINTA PROPERTIES, INC.

Selected Financial Information

	Year ended December 31,
	2003	2002(a)	2001(a)	2000(a)	1999(a)
	(In thousands, except per share data)
Operating Data:
Revenue	$216,771	$242,454	$370,675	$512,092	$603,110
(Loss) income before discontinued operations and cumulative effect of change in accounting principle	(60,983)	23,858	(180,953)	(270,542)	90,501
Discontinued operations, net	(7,353)	(19,021)	(579)	(2,123)	39,629
Cumulative effect of change in accounting principle, net	—	(248,358)	856	—

Net (loss) income	(68,336)	(243,521)	(180,676)	(272,665)	130,130

Net (loss) income available to common shareholders	$(86,336)	$(261,521)	$(198,676)	$(290,665)	$113,847

Cash Flow Data:
Distributions paid(b)	$—	$—	$—	$—	$1.84
Cash provided by operating activities	$(92,433)	$82,427	$138,779	$232,728	$260,894
Cash provided by (used in) investing activities	$(69,727)	$89,331	$583,359	$832,864	$550,985
Balance Sheet Data:
Property and equipment, net	$2,079,834	$2,226,613	$2,449,995	$3,114,458	$3,596,477
Total assets	2,690,893	2,645,920	3,290,963	4,072,091	5,391,375
Indebtedness	895,154	721,084	999,749	1,596,349	2,613,764
Minority interest	26,309	27,514	—	6,611	6,563
Total liabilities	956,725	812,359	1,122,946	1,699,892	2,747,034
Total shareholders' equity	1,707,859	1,806,047	2,168,017	2,365,588	2,637,778

(a)
Certain reclassifications have been made to the 2002, 2001, 2000 and 1999 presentation to conform to the presentation of the financial position and results of operations as of and for the year ended December 31, 2003.

(b)
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

Overview

        We are a leading limited-service lodging company providing clean and comfortable rooms at affordable prices in convenient locations. We are one of the largest owner/operators of limited-service hotels in the United States. We earn revenue primarily by owning and operating 201 La Quinta Inns (including 6 La Quinta Inns that are located on land that we lease from third parties) and 75 La Quinta Inn & Suites containing approximately 36,000 rooms in 28 states as of December 31, 2003. We strive to design hotels that attract both business and leisure travelers seeking quality rooms that are generally comparable to those of mid-price, full service hotels, but at lower average room rates.

        In addition to owning and operating our hotel properties, we also earn revenue by licensing the use of our proprietary brand names, including La Quinta, La Quinta Inns and La Quinta Inn & Suites in return for royalty and other fees through franchise agreements with franchisees. As of December 31, 2003, our franchisees operated 50 La Quinta Inns and 46 La Quinta Inn & Suites representing over 8,700 rooms under our brand. Other than our two consolidated joint ventures, we do not currently operate or manage any hotels under management agreements with third parties where we maintain an equity ownership position, have the ability to exercise significant influence or are exposed to risks of operations sufficient to require consolidation. We also earn interest income on approximately $57,844,000 of healthcare related investments held at December 31, 2003.

        Over the last four years, we have undergone significant financial and strategic changes. In January 2000, we began a strategy of selling non-lodging real estate assets in order to focus on our lodging business. As a result of that change in strategy, we replaced substantially all of our senior management with executives who have, on average, approximately 25 years of experience in lodging and lodging-related industries. We have improved the operations of our lodging assets, including the improvement of revenue performance, reduction of costs and introduction of a franchising program. During that period, we also have sold approximately $1.8 billion of our non-lodging assets, with proceeds from those sales applied to reduce indebtedness and strengthen our balance sheet.

        As part of our continued focus on the improvement of revenue performance, we launched our redesigned La Quinta Returns loyalty program in 2002. We also invested significant capital in our hotels to enhance their competitive position and improve guest satisfaction. In addition, we have added several new electronic distribution channels and have expanded and reshaped our sales force to put more emphasis on local sales efforts.

        In December 2001, our shareholders approved certain proposals that permitted us to reorganize the existing organization of our companies by merging a newly formed, wholly owned subsidiary of LQ Corporation, with and into LQ Properties, with LQ Properties surviving the Reorganization and becoming a subsidiary controlled by LQ Corporation while continuing its status as a REIT. The new structure went into effect in January 2002. We believe the Reorganization, which was proposed primarily to address the challenges imposed by federal tax legislation on our previous "grandfathered" paired share REIT structure, will enable us to grow our lodging real estate portfolio, management operations and brand franchising program without the restrictions imposed by this federal tax legislation.

Key Indicators of Financial Condition and Operating Performance

        We use a variety of financial and other information in monitoring the financial condition and operating performance of our business. Some of this information is financial information that is prepared in accordance with generally accepted accounting principles, or GAAP, while other information may be financial in nature and may not be prepared in accordance with GAAP. Our management also uses other information that may not be financial in nature, including statistical information and comparative data. Our management uses this information to measure the performance of individual hotel properties, groups of hotel properties within a geographic region and/or our business as a whole. Historical information is periodically compared against our internal budgets as well as against industry-wide information. We use this information for planning and monitoring our business, as well as in determining employee compensation.

Operating Statistics

        Guest Satisfaction.    Guest satisfaction scores are a important indicator of how our products and services are being received and viewed by our customers. We have focused our efforts over the past several years at increasing guest satisfaction scores as we believe guest satisfaction is a driver of repeat and referral business that leads to increased revenue. Guest satisfaction scores are monitored through a number of initiatives including surveys conducted by an independent market research company. We believe that high levels of guest satisfaction are important to maintaining and growing our brand's reputation and recognition.

        ADR, Occupancy Percentage and RevPAR.    Room revenue comprises approximately 95% of our revenues and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms. RevPAR, which is another important statistic for monitoring operating performance at the individual property level and across our business as a whole and is the result of the combined impact of ADR and occupancy. RevPAR performance is evaluated on an absolute basis with comparison to budgeted and prior period performance, as well as on a company wide and regional basis. Additionally, RevPAR performance is compared and tracked against industry data for our defined competitive set within each local market as aggregated by Smith Travel Research.

        We believe our ADR, occupancy percentage and RevPAR performance may be impacted by macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel levels and new hotel construction by our competitors, as well as the pricing strategies of our full service lodging competitors. Our ADR, occupancy percentage and/or RevPAR performance is also impacted by factors specific to La Quinta including our guest satisfaction scores, our choice of locations for our hotels, the expenditures that we incur to maintain and improve our hotel properties and the quality of the benefits that we offer our guests, such as our frequent traveler programs. Our available room supply is impacted by our access to capital and the expenditures that we incur to develop or acquire new hotels as well as the sale of existing hotels by us.

        Inn Operating Contribution.    IOC is a non-GAAP measure of an individual hotel property's level of profitability before fixed costs. IOC focuses on revenues and expenses that management considers are controllable components of the hotel property level operations. As part of IOC, we track and manage our costs per rented room as a measure of the variable costs to sell a room night.

        Franchise Monitoring.    We also monitor and track the number of franchise units opened and the overall growth in franchise revenues to measure the performance of our brand, as well as our franchise program, which we believe is important to increasing our presence in key geographic markets, as well as in entering additional geographic markets. In addition, our management uses ADR, occupancy percentage, RevPAR and guest satisfaction scores to monitor franchisee operating performance.

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization

        We use a variety of measures at the corporate level in order to monitor the performance of our business as a whole. Some of these measures are prepared in accordance with GAAP, while others, such as adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, are non-GAAP measures. We use Adjusted EBITDA as a supplemental measure of performance because we believe it gives us a more complete understanding of our financial condition and operating results. We use this metric to calculate various financial ratios and to measure our performance, and we believe some debt and equity investors also utilize this metric for similar purposes. Adjusted EBITDA includes adjustments for non-cash income or expenses such as depreciation, amortization and other non-cash items. Adjusted EBITDA is also adjusted for discontinued operations, income taxes, interest expense and minority interest (which includes our preferred stock dividends of LQ Properties), as well as certain cash income or expense that we believe otherwise distort the comparability of the measure. Adjusted EBITDA is intended to show unleveraged, pre-tax operating results. This is one of the measures we use to set management and executive incentive compensation. Adjusted EBITDA is not intended to represent any measure of performance in accordance with generally accepted accounting principles ("GAAP") and our calculation and use of this measure may differ from our competitors. This non-GAAP measure should not be used in isolation or as a substitute for a measure of performance or liquidity prepared in accordance with GAAP.

La Quinta Corporation—Consolidated Results of Operations

Comparison of Years Ended December 31, 2003, December 31, 2002 and December 31, 2001

	Year ended December 31,
	2003	2002	2001
	(In thousands)
REVENUE:
Lodging	$507,904	$508,191	$552,217
Other	5,048	12,633	73,479

	512,952	520,824	625,696

EXPENSES:
Direct lodging operations	232,816	232,605	249,063
Other lodging expenses	69,048	66,405	62,687
General and administrative	55,813	51,302	46,866
Interest, net	62,679	64,995	98,297
Depreciation and amortization	128,453	123,152	116,088
Amortization of goodwill	—	—	19,955
Impairment of property and equipment, mortgages and other notes receivable	67,302	36,731	114,419
Paired share intangible write-off	—	—	169,421
Other expense (income)	8,151	(14,621)	31,428

	624,262	560,569	908,224

Loss before minority interest, income taxes, discontinued operations and cumulative effect of change in accounting principle	(111,310)	(39,745)	(282,528)
Minority interest	(18,135)	(18,522)	(585)
Income tax benefit (expense)	50,154	(181,530)	77

Loss before discontinued operations and cumulative effect of change in accounting principle	(79,291)	(239,797)	(283,036)
Discontinued operations, net	(4,471)	(19,598)	(180)
Cumulative effect of change in accounting principle, net	—	(248,358)	856

Net loss	(83,762)	(507,753)	(282,360)
Preferred stock dividends	—	—	(18,000)

Net loss available to common shareholders	$(83,762)	$(507,753)	$(300,360)

        Net loss available to common shareholders was $83,762,000 or $0.58 per diluted common share, $507,753,000 or $3.55 per diluted common share and $300,360,000 or $2.10 per diluted common share for the years ended December 31, 2003, 2002 and 2001, respectively. Net loss available to common shareholders decreased by $423,991,000 or $2.97 per diluted common share in 2003 and increased $207,393,000 or $1.45 per diluted common share in 2002. The decrease and increase in net loss available to common shareholders in 2003 compared to 2002 and 2002 compared to 2001, respectively, were primarily due to:

  •
  a charge of approximately $258,957,000 (of which $10,599,000 has been reclassified to discontinued operations for 2002) recorded in January 2002 as a cumulative effect of change in accounting principle to reflect an adjustment to goodwill as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142");

  •
  a charge of approximately $8,000,000 recorded in September 2002 (classified in discontinued operations for that year) to write-off the balance of remaining goodwill of TeleMatrix, Inc. based on subsequent reviews of value due to declining results of that unit; and

  •
  a charge of approximately $196,520,000 recorded in January 2002 as a result of our Reorganization to establish the net deferred tax liability of La Quinta and recognize the future impact of temporary differences between book value and tax basis of lodging and healthcare assets and liabilities, including NOL carryforwards of LQ Properties and LQ Corporation.

        The effect of these charges was partially offset by an increase in impairment of property and equipment costs of approximately $30,571,000 in 2003 compared to 2002. The effect of these charges on the 2002 to 2001 comparison was partially offset by a charge of approximately $169,421,000 recorded in 2001 to write-off the carrying value of our paired share intangible as a result of our Reorganization and impairment charges amounting to approximately $114,419,000 taken during 2001 on certain property and equipment as well as mortgages and other notes receivable.

        The following table summarizes statistical lodging data for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Number of Company-owned Hotels in Operation:
Inns	201 (1)	211	220
Inn & Suites	75	73	72
Franchise Hotels Open	96	65	11
Number of Hotels Under Construction or Refurbishment	1 (1)	—	2
Occupancy Percentage(5)
Inns	61.3%	58.7%	61.6%
Inn & Suites	63.4%	60.7%	64.3%
Total Company	61.9%	59.2%	62.2%
ADR(2,5)
Inns	$55.44	$56.77	$57.39
Inn & Suites	$66.07	$69.11	$71.88
Total Company	$58.42	$59.99	$60.98
RevPAR(3,5)
Inns	$33.99	$33.32	$35.34
Inn & Suites	$41.85	$41.98	$46.21
Total Company	$36.15	$35.53	$37.95
Available room-nights(4,5)	13,426	13,756	14,042

(1)
Includes one open hotel undergoing major refurbishment in 2003.

(2)
Represents average daily rate.

(3)
Represents revenue per available room.

(4)
Available room-nights in thousands.

(5)
Excludes franchised hotels.

        Comparable hotels represent properties that have been open for at least two full years as of the two-year period ending date ("Comparable Hotels"). The following table summarizes Comparable Hotels data for the two-year period ended December 31, 2003 and the two-year period ended December 31, 2002:

	2003	2002
Comparable Hotels(1)	272	272
Occupancy Percentage	62.1%	59.8%
ADR(2)	$58.76	$60.62
RevPAR(3)	$36.50	$36.24
Available room-nights(4)	12,982	12,997
	2002	2001
Comparable Hotels(1)	279	279
Occupancy Percentage	59.5%	62.8%
ADR(2)	$60.13	$61.58
RevPAR(3)	$35.79	$38.66
Available room-nights(4)	13,260	13,259

(1)
Decrease in comparable hotels between periods ended December 31, 2003 and 2002 is the net result of excluding properties sold and/or held for sale in 2003, and including properties that opened sometime in 2001.

(2)
Represents average daily rate.

(3)
Represents revenue per available room.

(4)
Available room-nights in thousands.

        The following table sets forth certain information regarding our top ten markets ranked by the number of rooms owned in each of our top ten markets to our total rooms owned portfolio as of December 31, 2003. The market RevPAR performance data reflects RevPAR performance during the year ended December 31, 2003 for La Quinta's defined competitive set (which includes La Quinta's RevPAR data) within each local market, as aggregated by Smith Travel Research. During the year ended December 31, 2003, the market RevPAR performance for the top ten markets decreased 4%. La Quinta's RevPAR performance in these top ten markets decreased 3%. La Quinta's RevPAR recovered faster than the market primarily due to improved RevPAR performance in Phoenix, Miami/Ft. Lauderdale, and San Antonio. During the year ended December 31, 2003, the market RevPAR performance for all markets decreased 1% while La Quinta's comparable RevPAR increased 1%. We believe that La Quinta's comparable RevPAR recovered faster than that of its local market competitors due to the impact of our revenue initiatives such as electronic distribution related revenues, our frequent stayer program and renovations completed at the majority of our hotels over the last two years.

					Year Ended December 31, 2003 RevPAR % Change
	Owned Hotels		Owned Rooms
Market		% of Total		% of Total
	No.		No.		Market
Dallas/Ft. Worth	21	8%	2,858	8%	(5)%
Houston	16	6%	2,052	6%	(7)%
San Antonio	10	4%	1,516	4%	(3)%
Denver	10	4%	1,294	4%	(6)%
Austin	9	3%	1,184	3%	(3)%
New Orleans	8	3%	1,178	3%	(6)%
Phoenix	8	3%	1,009	3%	6%
Miami/Ft. Lauderdale	7	2%	964	3%	0%
Orlando	6	2%	918	2%	(7)%
Atlanta	7	2%	901	2%	(6)%

Top Ten Markets	102	37%	13,874	38%	(4)%
Other Markets	174	63%	22,180	62%	1%

All Markets	276	100%	36,054	100%	(1)%

Revenue and Expenses

        Lodging revenues were $507,904,000, $508,191,000 and $552,217,000 in 2003, 2002 and 2001, respectively. Decreases in lodging revenue of $287,000, or 0.1% in 2003 compared to 2002 and $44,026,000, or 8.0% in 2002 compared to 2001 were primarily the result of decreases in room revenues. Lodging revenues include revenues from room rentals and other revenue, such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. Room revenue, which accounted for 95%, 96% and 96% in 2003, 2002 and 2001, respectively, of lodging revenues, is dictated by demand, measured as occupancy percentage, pricing, measured as ADR, and the level of available room inventory. Operating statistics such as occupancy percentage, ADR and RevPAR, which is the product of ADR and occupancy percentage, are calculated based on all company owned hotels including properties held for sale and discontinued operations.

        The decrease in room revenue of $3,212,000 or 0.7% in 2003 compared to 2002 was due to several factors, including but not limited to:

  •
  a weak operating environment in our top ten markets as outlined in the table above;

  •
  declines in the percentage of full rate customers and the introduction of lower rates through certain electronic distribution channels. As a result, our ADR decreased $1.57, or 2.6%, to $58.42 for the year ended December 31, 2003 compared to $59.99 for the year ended December 31, 2002;

  •
  the sale of hotel properties (excluding properties classified as discontinued operations) during 2003 and 2002 caused decreases in room revenues for the year ended December 31, 2003 compared to the year ended December 31, 2002. The 2002 revenue related to properties sold during 2002 as well as the 2002 months subsequent to the date of sale for those properties sold during 2003 (these properties contributed to 2002 revenue for a full year versus a partial year in 2003) was approximately $6,300,000; and

  •
  a decline in occupancy experienced during the first half of 2003 primarily as a result of the continued sluggish economy and the uncertainty surrounding the threat of war in Iraq. The decrease in occupancy during the first half of 2003 was offset by an increase in occupancy experienced in the second half of 2003 due to higher demand from leisure travelers, increased volume from various Internet travel sites, growth in membership of our La Quinta Returns program and advertising and promotion incentives. Revenues from third party distribution partners and our www.LQ.com website increased 87% and 83%, respectively, over 2002. The increased demand was reflected in the increase in our occupancy percentage to 61.9% for the year ended December 31, 2003 compared to 59.2% for the year ended December 31, 2002.

        The decrease in room revenue of $43,848,000, or 8.3%, in 2002 compared to 2001 was due to several factors, including but not limited to:

  •
  decreases in demand resulting from the downturn in the national economy and the aftermath of the September 11, 2001 terrorist attacks on the United States. Business and leisure travel continued to lag during 2002 as companies reduced corporate travel and the demand from leisure travelers remained weak. This reduced demand was reflected in the decrease in our occupancy percentage to 59.2% for the year ended December 31, 2002 compared to 62.2% for the year ended December 31, 2001;

  •
  declines in the percentage of full rate customers and reductions in rates in response to decreased demand. As a result, our ADR decreased $0.99, or 1.6%, to $59.99 for the year ended December 31, 2002 compared to $60.98 for the year ended December 31, 2001; and

  •
  the sale of hotel properties during 2002 caused decreases in room revenues for the year ended December 31, 2002 compared to the year ended December 31, 2001. The 2001 revenue related to properties sold during 2001 as well as the 2001 months subsequent to the date of sale for those sold during 2002 (these properties contributed to 2001 revenue for a full year versus a partial year in 2002), due to such sales was approximately $8,316,000.

        RevPAR increased $0.62, or 1.7% in 2003 compared to 2002 and decreased $2.42, or 6.4%, in 2002 compared to 2001. The RevPAR increase in 2003 and decrease in 2002 is the result of the above-mentioned factors. We expect stronger demand comparisons to continue into the first half of 2004 and level off during the second half of the year. We expect demand from leisure travelers, increased volume from various Internet travel sites, growth in membership of our La Quinta Returns program and advertising and promotion incentives to fuel and sustain improvements in RevPAR. However, approximately two-thirds of our business is booked within zero to seven days of the stay; therefore, forecasting such a trend is difficult. Declines in business and leisure traveler demand could impact our results. We can give no assurance the trends experienced in the second half of 2003 will continue into 2004.

        The decreases in room revenue were partially offset by an increase in franchise fees charged to franchisees for operating under the La Quinta trademark and using our hotel designs, operating systems and procedures. Franchise fees increased by $4,385,000, or 83.7%, to $9,624,000 in 2003 and increased by $5,032,000 to $5,239,000 in 2002 from $207,000 in 2001. Franchise revenue is expected to increase in connection with expansion of our franchise program.

        Other revenues, which include revenues from leasing and mortgage financing on healthcare real estate were $5,048,000, $12,633,000, and $73,479,000 for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003 and 2002, other revenues decreased by $7,585,000, or 60%, and by $60,846,000, or 83%, respectively. The decreases were primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgages during 2002. Healthcare assets that were sold generated revenues of $7,386,000 and $39,450,000 during 2002 and 2001, respectively. Revenues from assets remaining in our healthcare portfolio were $4,770,000, $4,923,000 and $31,659,000 for the years ended December 31, 2003, 2002 and 2001, respectively. We expect other revenues in 2004 to remain fairly level with 2003.

        Direct lodging operating expenses were $232,816,000, or $28.27, per occupied room, $232,605,000, or $28.81, per occupied room and $249,063,000, or $28.77, per occupied room for the years ended December 31, 2003, 2002 and 2001, respectively (after reclassification for discontinued operations). Direct lodging expenses include costs directly associated with the operation of the hotels such as direct labor, utilities, and hotel supplies.

        The increase in direct lodging expenses of $211,000, or 0.09%, in 2003 compared to 2002 is primarily due to an increase in certain variable expenses such as:

  •
  salaries, which increased $3,359,000, or 3.5%; and

  •
  other variable expenses, including supplies, maintenance, local advertising and purchased services, which increased by approximately $2,692,000, or 6.4%.

        The increase in these variable expenses was partially offset by decreases in expenses such as workers' compensation and other employee benefits, utilities, billboard advertising, guest services, travel agency commissions, credit card processing cost, bad debt expense, and other miscellaneous expenses of approximately $5,941,000, or 7.0%, as a result of our continued focus on cost control initiatives and the sale of five hotels not classified as discontinued operations. In 2004, we expect that direct lodging operating expenses per occupied room will remain relatively level with 2003.

        The decrease in direct lodging operating expenses during the year ended December 31, 2002 compared to 2001 was primarily due to the reduction of certain variable costs during the year ended December 31, 2002 such as:

  •
  salaries and related benefits, which decreased $8,511,000, or 6.8% and

  •
  other variable expenses, including supplies, travel agency commissions, purchased services, guest services and vehicle and credit card processing costs, which decreased by $6,730,000, or 13%.

        In addition, energy costs decreased by $1,504,000 during the year ended December 31, 2002 compared to the year ended December 31, 2001 as a result of deregulation in certain markets as well as other decreases in energy rates coupled with a decrease in usage resulting from the decline in occupancy. These decreases in direct lodging operating expenses were partially offset by increases in advertising and repair and maintenance of $873,000.

        Other lodging expenses were $69,048,000, $66,405,000 and $62,687,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Other lodging expenses include property taxes, insurance, franchise program costs, and corporate allocations charged to our owned hotel operations based on a percentage of room revenue. During 2003 and 2002 these expenses increased by $2,643,000, or 4%, and $3,718,000, or 6%, respectively. The net increase in other lodging expenses was comprised of:

  •
  increases in franchise related expenses of approximately $804,000 and $3,160,000 in 2003 and 2002, respectively. Franchise expenses have increased and will continue to increase in connection with the expansion of our franchising program;

  •
  increases in the La Quinta Returns program expenses of approximately $3,916,000 and $2,415,000 in 2003 and 2002, respectively, primarily related to the redesign of the program and the increase in volume driven by the program;

  •
  increases in insurance costs of approximately $826,000 and $472,000 in 2003 and 2002, respectively;

  •
  a decrease in property taxes of $3,346,000 and $323,000 in 2003 and 2002, respectively; and

  •
  a decrease in corporate overhead allocations, such as marketing, reservations, and information technology support fees of $190,000 and $2,036,000 in 2003 and 2002, respectively, related to services provided to our owned hotels that are based on a percentage of hotel revenues.

        General and administrative expenses were $55,813,000, $51,302,000 and $46,866,000 for the years ended December 31, 2003, 2002 and 2001, respectively. General and administrative expenses include, among other costs, information technology services, legal, finance and accounting, sales, marketing, reservations, human resources and operations. During 2003 and 2002, these expenses increased by $4,511,000, or 8.8%, and $4,436,000, or 9.5%, respectively.

        The increase in general and administrative costs during 2003 primarily relates to an increase in expenses resulting from our sales and marketing initiatives, partially offset by a net increase in corporate overhead allocations (see other lodging expenses) primarily related to services provided to our owned hotels for the Returns program, which is based on a percentage of revenue generated by Returns members. In addition, in 2003 we experienced an increase in the executive, finance, accounting, operations, human resources and information systems areas that were related to corporate governance matters, computer system enhancements and maintenance, franchise support, costs associated with our system wide conference, restricted stock compensation expense, other employee benefits and relocation expense. These increases were offset by decreases in expenses incurred to support our healthcare operations during the year ended December 31, 2003. We anticipate that general and administrative expenses may continue to increase in 2004 in comparison to prior periods due to continuing marketing initiatives, increases in accounting and internal audit expense associated with corporate governance matters, increases in information services expenses related to replacement of our financial systems and certain systems architecture, and continuing expansion of our franchise program.

        The increase in general and administrative costs during 2002 was primarily due to additional expenses related to sales and marketing initiatives, new quality assurance initiatives, certain litigation costs, compensation expense related to an executive supplemental retirement plan as well as a decline in corporate allocations related to services provided to our owned hotels that were based on a percentage of hotel revenues. These increases were offset by decreases in expenses incurred to support our healthcare operations during the year ended December 31, 2002.

Interest, Net

        Interest, net was $62,679,000, $64,995,000 and $98,297,000 during the years ended December 31, 2003, 2002 and 2001, respectively. Interest expense is presented net of interest income on cash equivalents and investments in securities of $7,669,000 in 2003, $4,071,000 in 2002 and $2,497,000 in 2001. Interest expense during the year ended December 31, 2002 included acceleration of our amortization of debt issuance costs of $1,898,000 in connection with the repayment of our term loan in June 2002. Interest expense for the year ended December 31, 2001 included a $2,092,000 charge to recognize the ineffective portion of the change in fair value of an interest rate swap through income under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").

        The decreases in interest expense of $2,316,000 or 3.6% in 2003 and $33,302,000, or 33.9% in 2002 were primarily a result of principal payments of $185,810,000 and $287,367,000 made on our debt in 2003 and 2002, respectively. In 2003 and 2002, we used the proceeds generated from operations, asset sales and mortgage receivable repayments to fund the principal repayments. In addition, in 2003 we also used the proceeds from issuance of our 8.875% senior notes to fund principal repayments.

Depreciation and Amortization Expense

        Depreciation and amortization expense was $128,453,000, $123,152,000 and $116,088,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Depreciation and amortization expense increased by $5,301,000, or 4.3%, in 2003 and $7,064,000, or 6.1%, in 2002.

        The increase in 2003 was primarily due to an acceleration in depreciation for an inn slated to be demolished and rebuilt and as a result of a change in the estimated lives of computer hardware that resulted in additional depreciation of approximately $3,452,000, or $0.02 per share. The increase was offset by a decrease in depreciation related to properties that have been impaired. Additionally, the increase was offset by a decrease in loss on early retirement of assets due to retirements in 2002 of internal and external software costs and retirement of assets replaced during the renovation program in 2002.

        The increase in 2002 was primarily due to early retirement losses on hotel capital assets replaced during our ongoing renovation program, losses incurred on replacement of assets for maintenance of hotels, accelerated depreciation on a property under redevelopment, write-offs of certain internal and external software costs as well as additional depreciation related to new or redeveloped properties and new assets placed in service during our ongoing renovation program. The increase in 2002 was partially offset by a decrease in depreciation related to the reclassification of certain healthcare and lodging properties held for sale in 2001.

Impairment of Property and Equipment, Mortgages and Other Notes Receivable

        Impairments on property and equipment, mortgages and other notes receivable were $67,302,000, $36,731,000 and $114,419,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Impairments on property and equipment, mortgages and other notes receivable increased by $30,571,000, or 83.2%, in 2003 and decreased by $77,688,000, or 67.9%, in 2002.

        We recorded impairments on lodging properties held for use of $64,998,000, $41,810,000 and $8,683,000, respectively, during the years ended December 31, 2003, 2002 and 2001 where facts, circumstances and analysis indicated the assets were potentially impaired. We recorded impairments on lodging properties held for sale of approximately $2,304,000, $660,000 and $53,089,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

        In the years ended December 31, 2002 and 2001, a net impairment recovery of $5,839,000 and impairment expense of $30,049,000, respectively, were recorded related to healthcare facilities. We recorded impairments of approximately $100,000 during 2002 on other notes receivable and $22,598,000 during 2001 on assets held in our mortgage portfolio.

Impairment of Goodwill

        In January 2002, we implemented Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets ("SFAS 142"), which primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the 40 year limitation on the amortization period of intangible assets that have finite lives.

        We completed the two-step process prescribed by SFAS 142 for (1) testing for impairment and (2) determining the amount of impairment loss related to goodwill associated with our two reporting units: La Quinta lodging ($248,358,000 carrying value) and TeleMatrix, Inc. telecommunications ($18,599,000 carrying value). As a result, we recorded a charge to earnings of $248,358,000 to reflect the adjustment to goodwill for the lodging reporting unit that is reported as the cumulative effect of a change in accounting principle. In addition, we recorded a charge to earnings of approximately $10,599,000 related to goodwill for the TeleMatrix reporting unit as of the date we implemented SFAS 142, which has been subsequently reclassified to discontinued operations. During the third quarter of 2002, we recorded a charge of $8,000,000 to write-off the remaining goodwill balance for TeleMatrix, which is also included in discontinued operations. For tax purposes goodwill is a permanent difference; therefore, the charge to earnings had no tax impact. As a result of implementing SFAS 142, we incurred a decrease in amortization of goodwill and a corresponding annual reduction in net loss of $15,014,000 for the years ended December 31, 2003 and 2002 as compared to 2001.

Paired Share Intangible Write-off

        As a result of 1998 and 1999 federal tax legislation severely limiting our ability to acquire new real property interests and grow our franchising program, we implemented a reorganization, which would enable us to no longer be considered a "grandfathered" paired share REIT for federal income tax purposes. On December 20, 2001, our shareholders approved this reorganization. As a result, in December 2001 we wrote off the $169,421,000 net book value of the intangible asset related to the "grandfathered" paired share structure.

Income Taxes

        During the year ended December 31, 2003, LQ Properties determined that a state income tax accrual of $2,158,000 was no longer required. Accordingly, that provision was reversed and is included in income for the year ended December 31, 2003. As of December 31, 2003, our total federal NOL carryforwards were approximately $459,500,000, of which approximately $178,400,000 is available to LQ Properties and its taxable REIT subsidiaries. As of December 31, 2003, our total capital loss carryforwards were approximately $28,600,000, and our federal tax credit carryforwards (primarily alternative minimum tax credits available only to LQ Properties) were approximately $5,900,000. A valuation allowance of $27,816,000 has been provided with respect to deferred tax assets related to certain NOL carryforwards, capital loss carryforwards, and tax credit carryforwards for which realization of the benefit is not reasonably assured.

        In January 2002, we completed our Reorganization and as a result, we recorded a one-time charge of approximately $196,520,000 to establish the net deferred tax liability of La Quinta and to recognize the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including NOL carryforwards of LQ Properties and LQ Corporation. As a result of recording the one-time charge, the valuation allowance that existed at December 31, 2001 with respect to the net deferred tax asset of LQ Corporation was reversed.

Discontinued Operations, net

        Discontinued Operations, net of tax benefit for the years ended December 31, 2003, 2002 and 2001 of $4,471,000, $19,598,000, and $180,000, respectively, represents the results of TeleMatrix, Inc. and three company-owned hotels that were sold during 2003. The 2003 loss includes an impairment charge of $7,117,000 taken on the hotel assets in 2003 to reflect proceeds expected from the asset sales. The 2002 loss includes a $10,599,000 charge taken upon implementation of SFAS 142 in January 2002 and an $8,000,000 adjustment taken in September 2002 to write-off the remaining balance of goodwill associated with the TeleMatrix reporting unit.

Other Expense (Income)

        Other expense (income) for the years ended December 31, 2003, 2002 and 2001, consisted of the following:

	For the year ended December 31,
	2003	2002	2001
	(In thousands)
Reorganization:
Employee severance and related employment costs	$—	$861	$22,450
Professional, external consulting and other fees	—	—	7,338

Reorganization and related expenses	—	861	29,788

Other:
Provision for loss on interest and other receivables	—	1,900	14,713
Bad debt recoveries	(29)	(19)	(3,178)
Gain on sale of assets and related costs	(1,292)	(10,296)	(10,133)
Loss (gain) on early extinguishments of debt	6,393	1,029	(935)
Gain on settlement	—	(5,442)	—
Other	3,079	(2,654)	1,173

Other	8,151	(15,482)	1,640

Total other expense (income)	$8,151	$(14,621)	$31,428

        Other expense (income) is comprised of the following:

  •
  We recognized gains related to the sale of property and equipment of $1,292,000, $7,729,000 and $5,730,000 for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, mortgage repayments resulted in gains of $2,567,000 and $4,425,000 for the years ended December 31, 2002 and 2001, respectively. We recorded a loss on the sale of an equity security of $22,000 for the year ended December 31, 2001.

  •
  During 2003, we recorded approximately $3,079,000 of expense comprised primarily of $1,448,000 of expenses related to a change in actuarial assumptions on deferred compensation agreements, a gain of $1,209,000 on proceeds from the surrender of certain key man and split dollar life policies, and expense of $2,906,000 related to the termination and on-going settlement of the La Quinta Retirement Plan (the "Retirement Plan"). During 2002, we recorded approximately $2,185,000 of other income to adjust previously recorded estimated costs related to our pending exit of our healthcare operations. In addition, we recorded a gain of approximately $469,000 on proceeds from the surrender of a key man life insurance policy. During 2001, we recorded approximately $1,173,000 of expense related to the impending settlement of our Retirement Plan.

  •
  During 2002, we recorded employee severance and other related employment costs of $861,000 related to a reduction in staff at our San Antonio reservations call center of approximately 70 employees in response to the travel industry's trend toward online reservations and a decline in call volume. During 2001, we recorded employee severance and other related employment costs of $22,450,000 of which $3,085,000 was incurred in connection with the elimination of approximately 60 corporate positions from the lodging segment and separation agreements with two former senior executives of the companies. The remaining $19,365,000 of employee severance and other related employment costs incurred in 2001 were related to severance and retention incentive compensation earned by the healthcare segment employees based on achievement of healthcare asset sales goals and compliance with specified employment terms to facilitate the sale of substantially all healthcare assets and substantially closing the Needham, Massachusetts office by December 2002.

  •
  During 2002, we settled obligations and receivables related to properties previously sold that resulted in a gain on settlement of approximately $5,442,000. As part of the settlement, we received a $2,300,000 recovery on receivables previously written off and our obligation of approximately $3,142,000, with respect to certain contingent liabilities related to prior healthcare asset sales, was relieved.

  •
  During 2001, we recorded approximately $7,338,000 of other expense comprised primarily of approximately $7,136,000 in professional and consulting fees incurred in connection with our Reorganization.

LQ Properties—Consolidated Results of Operations

        Net loss available to common shareholders was $86,336,000, $261,521,000 and $198,676,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease of approximately $175,185,000, or 67%, in net loss available to common shareholders in 2003 and the increase in net loss available to common shareholders of approximately $62,845,000, or 32%, in 2002, were primarily due to:

  •
  a charge taken to earnings in 2002 of approximately $258,957,000 (of which $10,599,000 has been reclassified to discontinued operations) to reflect an adjustment to goodwill as a result of the adoption of SFAS 142; and

  •
  a charge of approximately $8,000,000 recorded in September 2002 (classified in discontinued operations for that year) to write-off the balance of remaining goodwill of TeleMatrix based on subsequent reviews of value due to declines experienced in results of that unit.

        The impact of these charges on the 2003 to 2002 comparison was partially offset by a decrease in revenue of approximately $25,683,000 as well as increases in impairment of property and equipment of approximately $30,571,000 and in other expense of approximately $18,635,000 in 2003 compared to 2002. The effect of the charges on the 2002 to 2001 comparison was increased by declines in revenue of approximately $128,221,000 and offset by decreases in interest expense of $34,531,000, in impairment of assets of $77,688,000, in amortization of goodwill of $19,242,000, in other expense of $41,963,000 in 2002 and the write-off of the paired share intangibles of approximately $141,479,000 in 2001.

Revenue and Expenses

        Lodging revenues that primarily include rent revenues from restaurants leased to third parties (and room revenue generated by two hotels in 2001) were $5,987,000, $6,010,000 and $9,455,000 during the years ended December 31, 2003, 2002 and 2001, respectively. The decreases in 2003 and 2002 were primarily the result of a decline in restaurant rental as a result of decreases in contingency rent and a decrease in the number of restaurants leased to third parties. The decrease in 2002 was also due to a decrease in room revenue generated by two hotels that changed ownership in 2002 and are no longer operated by subsidiaries of LQ Properties.

        Rent from La Quinta Corporation was $193,451,000, $211,413,000 and $273,601,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The decreases in rental income from LQ Corporation in 2003 of approximately $17,962,000, or 8.5%, and in 2002 of approximately $62,188,000, or 22.7%, were due to a decrease in lodging revenues experienced by LQ Corporation and a modification in the lease agreement between LQ Corporation and LQ Properties made at the end of March 2002. Through March 31, 2002, the leases provided for a fixed payment of base rent plus a percentage rent based on room and other revenues. Subsequent to March 31, 2002, the modified lease agreements provided for a percentage rent payment only in an amount equal to 40 percent of the gross revenues from the hotel facilities. New lease agreements became effective as of January 1, 2004. These agreements have substantially the same terms as the previous lease agreements other than a decrease in the percentage rent payment to 36 percent and differing initial terms of four, five or six years.

        Royalty from La Quinta Corporation were $12,285,000, $12,398,000 and $13,705,000 for the years ended December 31, 2003, 2002 and 2001, respectively. These decreases in royalty revenues of approximately $113,000, or 1.0%, in 2003 and $1,307,000, or 9.5%, in 2002 are primarily the result of a decrease in lodging revenues experienced by LQ Corporation during 2003 and 2002.

        Other revenue includes revenues from leasing and mortgage financing on healthcare real estate, were $5,048,000, $12,633,000 and $73,914,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The decreases in other revenues in 2003 and 2002 of approximately $7,585,000, or 60%, and $61,281,000, or 82.9%, respectively, were primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgage receivables during 2002. Healthcare assets that were sold generated revenues of $7,386,000 and $39,450,000 during 2002 and 2001, respectively. The revenue from assets remaining in our healthcare portfolio as of the years ended December 31, 2003, 2002 and 2001 was $4,770,000, $4,923,000 and $31,659,000, respectively.

        Other lodging expenses were $26,984,000, $30,188,000 and $29,847,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Other lodging expenses decreased by approximately $3,204,000, or 10.6%, during 2003 and increased by approximately $341,000, or 1.1%, during 2002. The decrease in 2003 was primarily the result of a decrease in property taxes and insurance expense while the increase in 2002 was primarily due to an increase in insurance expense partially offset by a decrease in property taxes.

        General and administrative expenses were approximately $3,849,000, $7,911,000 and $14,356,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The decreases in general and administrative expenses of approximately $4,062,000, or 51.3%, and $6,445,000, or 44.9%, in 2003 and 2002, respectively, were primarily related to a reduction in salaries and related benefits as well as other administrative expenses due to the exit from the healthcare business and closing of the Needham, Massachusetts office in December 2002.

Interest, Net

        Interest, net was $62,053,000, $63,905,000 and $98,436,000 during the years ended December 31, 2003, 2002 and 2001, respectively. Interest expense is presented net of interest income on cash equivalents and investments in securities of $7,468,000 in 2003, $4,048,000 in 2002 and $2,494,000 in 2001. Interest expense during the year ended December 31, 2002, includes the acceleration of our amortization of debt issuance costs of $1,898,000 in connection with the repayment of our term loan in June 2002. In addition, interest expense for the year ended December 31, 2001 included a $2,092,000 charge to recognize the ineffective portion of the change in fair value of an interest rate swap through income under SFAS 133. The decreases in interest expense of approximately $1,852,000, or 2.9%, in 2003 and $34,531,00, or 35.1%, in 2002 were primarily due to reductions of debt of approximately $185,810,000 and $287,367,000 in 2003 and 2002, respectively. We used the proceeds generated from operations, asset sales and mortgage receivables repayments to fund principal repayments in 2003, 2002 and 2001. In 2003, we also used the proceeds from the issuance of our 8.875% senior notes to fund principal repayments.

Depreciation and Amortization Expense

        Depreciation and amortization expense was $109,919,000, $105,335,000 and $105,662,000 during the years ended December 31, 2003, 2002 and 2001, respectively. The $4,584,000, or 4.4%, increase in 2003 was primarily due to acceleration in depreciation for an inn slated to be demolished and rebuilt. The increase in 2003 was offset by a decrease in loss on early retirement of assets replaced during the renovation program in the previous year and a decrease in depreciation related to properties that have been impaired.

        The $327,000, or 0.31%, decrease in 2002 was primarily due to a decrease in depreciation related to the reclassification of certain healthcare and lodging properties to held for sale since December 31, 2001. The decrease in 2002 was partially offset by early retirement losses on hotel capital assets replaced during our ongoing renovation program as well as additional depreciation related to new properties put in service and depreciation on assets related to our ongoing renovation program.

Impairment of Property and Equipment, Mortgages and Other Notes Receivable

        Impairments on property and equipment, mortgages and other notes receivable were $67,302,000, $36,731,000 and $114,419,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Impairments on property and equipment, mortgages and other notes receivable increased by $30,571,000, or 83.2%, in 2003 and decreased by $77,688,000, or 67.9%, in 2002.

        We recorded impairments on lodging properties held for use of $64,998,000, $41,810,000 and $8,683,000, respectively, during the years ended December 31, 2003, 2002 and 2001 where facts, circumstances and analysis indicated the assets were potentially impaired. We recorded impairments on lodging properties held for sale of approximately $2,304,000, $660,000 and $53,089,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

        In the years ended December 31, 2002 and 2001, a net impairment recovery of $5,839,000 and impairment expense of $30,049,000, respectively, were recorded related to healthcare facilities. We recorded impairments of approximately $100,000 during 2002 on other notes receivable and $22,598,000 during 2001 on assets held in our mortgage portfolio.

Impairment of Goodwill

        In January 2002, we implemented SFAS 142, which primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the 40 year limitation on the amortization period of intangible assets that have finite lives.

        We completed the two-step process prescribed by SFAS 142 for (1) testing for impairment and (2) determining the amount of impairment loss related to goodwill associated with our two reporting units: La Quinta lodging ($248,358,000 carrying value) and TeleMatrix, Inc. telecommunications ($18,599,000 carrying value). As a result, we recorded a charge to earnings of $248,358,000 to reflect the adjustment to goodwill for the lodging reporting unit that is reported as the cumulative effect of a change in accounting principle. In addition, we recorded a charge to earnings of approximately $10,599,000 related to goodwill for the TeleMatrix reporting unit as of the date we implemented SFAS 142, which has been subsequently reclassified to discontinued operations. During the third quarter of 2002, we recorded a charge of $8,000,000 to write-off the remaining goodwill balance for TeleMatrix, which has also been subsequently classified in discontinued operations. For tax purposes goodwill is a permanent difference; therefore, the charge to earnings had no tax impact. As a result of the implementation of SFAS 142, we incurred a decrease in amortization of goodwill and a corresponding annual reduction in net loss of $15,014,000 for the years ended December 31, 2003 and 2002 as compared to 2001.

Paired Share Intangible Write-off

        As a result of 1998 and 1999 federal tax legislation severely limiting our ability to acquire new real property interests and grow our franchising program, we implemented a reorganization, which would enable us to no longer be considered a "grandfathered" paired share REIT for federal income tax purposes. On December 20, 2001, our shareholders approved this reorganization. As a result, in December 2001, we wrote off the $141,479,000 net book value of the intangible asset related to the "grandfathered" paired share structure.

Discontinued Operations, net

        Discontinued Operations, net of tax benefit for the years ended December 31, 2003, 2002 and 2001 of $7,353,000, $19,021,000, and $579,000, respectively, represent the results of TeleMatrix and rental income and property insurance, real estate taxes and depreciation expense related to ownership of three company-owned hotels that were sold during 2003. The 2003 loss includes an impairment charge of $7,117,000 million taken on the hotels' assets in 2003 to reflect proceeds expected from the asset sales. The 2002 loss includes a $10,599,000 charge taken upon implementation of SFAS 142 in January 2002 and an $8,000,000 adjustment taken in September 2002 to write-off the remaining balance of goodwill associated with the TeleMatrix reporting unit.

Other Expense (Income)

        Other expense (income) for the years ended December 31, 2003, 2002 and 2001 was comprised of the following:

	For the year ended December 31,
	2003	2002	2001
	(In thousands)
Reorganization:
Employee severance and related employment costs	$—	$—	$19,365
Professional, external consulting, and other fees	—	—	6,641

Reorganization and related expenses	—	—	26,006

Other:
Provision for loss on interest and other receivables	—	1,900	14,713
Bad debt recoveries	(29)	(22)	(3,178)
Gain on sale of assets and related costs	(1,292)	(10,304)	(10,133)
Loss (gain) on early extinguishments of debt	6,393	1,032	(935)
Gain on settlement	—	(5,442)	—
Other	(1,927)	(2,654)	—

Other	3,145	(15,490)	467

Total other expense (income)	$3,145	$(15,490)	$26,473

        Other expense (income) is comprised of the following:

  •
  LQ Properties recognized gains related to the sale of property and equipment of $1,292,000, $7,737,000 and $5,730,000 for the years ended December 31, 2003, 2002, and 2001, respectively. In addition, mortgage repayments resulted in gains of $2,567,000 and $4,425,000 for the years ended December 31, 2002 and 2001, respectively. We recorded a loss on the sale of an equity security of $22,000 for the year ended December 31, 2001.

  •
  During 2003, LQ Properties recorded approximately $1,927,000 of other income comprised primarily of a gain of $1,634,000 on surrender of key man life insurance policies and income of approximately $482,000 income to adjust amounts previously accrued for exit of our healthcare operations. This income was partially offset by approximately $175,000 of expenses related to a change in actuarial assumptions on deferred compensation agreements. During 2002, LQ Properties recorded approximately $2,185,000 of other income to adjust previously recorded estimated costs related to our pending exit of our healthcare operations. In addition, in 2002, we recorded a gain of approximately $469,000 on proceeds from the surrender of a key man life insurance policy.

  •
  LQ Properties recorded provisions of approximately $1,900,000 and $14,713,000 during the years ended December 31, 2002 and 2001, respectively, on working capital and other receivables related to the healthcare business that management considered uncollectable.

  •
  During 2002, LQ Properties settled obligations and receivables related to properties previously sold that resulted in a gain on settlement of approximately $5,442,000. As part of the settlement, we received a $2,300,000 recovery on receivables previously written off and our obligation of approximately $3,142,000, with respect to certain contingent liabilities related to prior healthcare asset sales, was relieved.

  •
  During 2001, LQ Properties recorded employee severance and other related employment costs of $19,365,000 related to severance and retention incentive compensation earned by the healthcare segment employees based on achievement of healthcare asset sales goals and compliance with specified employment terms to facilitate the sale of substantially all healthcare assets and substantially closing the Needham, Massachusetts office by December 2002.

  •
  During 2001, LQ Properties incurred $6,641,000 related to professional fees incurred in connection with our Reorganization.

LQ Corporation and LQ Properties—Consolidated
Liquidity and Capital Resources

Overview

        As of December 31, 2003, we had approximately $457,037,000 of liquidity, which was comprised of $327,083,000 of cash and cash equivalents and $129,954,000 of unused capacity under our $150,000,000 senior credit facility ("2003 Credit Facility") after giving effect to approximately $20,046,000 of letters of credit issued thereunder. Of the $20,046,000 of letters of credit, approximately $15,380,000 support insurance arrangements and $4,666,000 guarantee the payment of principal and interest on industrial revenue bonds, which are the obligation of an unrelated third party. The guarantee of the industrial revenue bonds was a condition of the sale of a healthcare asset by us to a third-party in 1995.

        Effective November 12, 2003, we refinanced our previous credit facility to provide for a $150,000,000 revolving line of credit with an initial interest rate of LIBOR plus 3.00%. This credit facility matures in April 2007 and replaces our previous $125,000,000 facility, which was scheduled to mature in January 2004.

        We have $169,547,000 of debt maturing (or is redeemable at the option of the holder) during the year ending December 31, 2004. As of December 31, 2003, none of our debt obligations were floating rate obligations.

Cash Flows from Operating Activities

        Our sale of assets, the downturn in the national economy, the continuing impact of the 2001 terrorist attacks on the United States and the war in Iraq and its aftermath, as well as our concentration of hotel properties in certain markets and increased price competition have had a negative impact upon our operating cash flows during the year ended December 31, 2003.

Cash Flows from Investing and Financing Activities

        As of December 31, 2003, our gross investment in property and equipment totaled approximately $2.6 billion consisting of hotel facilities in service and corporate assets. During the year ended December 31, 2003, we spent approximately $56,837,000 on capital improvements and renovations to existing hotels, redevelopment and corporate expenditures.

        Under certain franchise or joint venture agreements, we have committed to provide certain incentive payments, loans, reimbursements, rebates and other payments, to help defray the costs of construction, marketing and other costs associated with opening and operating a La Quinta hotel. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise or joint venture agreements. As of December 31, 2003, we had approximately $8,000,000 in outstanding commitments of financial assistance to various franchisees, of which approximately $5,000,000 has been funded. The unamortized balance of amounts funded on incentive payments is included in Other Non-current Assets. These agreements generally require that, in the event that the franchise relationship is terminated, the franchisee either repay the outstanding loan balance or unamortized portion of the incentive payment, or transfer to us any equipment, computer or other property purchased by the franchisee with the incentive payment.

        Additionally, at December 31, 2003 we had purchase commitments related to certain continuing redevelopment and renovation projects of approximately $15,838,000 as well as technology, marketing and other services of approximately $100,612,000 of which $29,039,000 pertain to 2004, which will be funded from our current sources of capital as more fully described below. We will continue, from time to time, to evaluate the potential selective redevelopment of existing hotel properties and enter into similar commitments if any additional redevelopment and renovation projects are approved.

        We expect to provide funding for new investments through a combination of long-term and short-term financing including debt and equity. We also provide funding for new investments through internally generated cash flow and the sale of selected assets. We may obtain long-term financing through the issuance of equity securities, long-term secured or unsecured notes, convertible debentures and the assumption of mortgage notes. We may obtain short-term financing through the use of our 2003 Credit Facility, which may be replaced with long-term financing as appropriate. From time to time, we may utilize interest rate swaps to manage any variable interest rate exposure.

        We have an effective shelf registration statement on file with the SEC. Under the shelf registration statement, either or both of LQ Corporation and LQ Properties may offer, from time to time, in one or more offerings the following securities: debt securities, which may be senior or subordinated; shares of common stock; shares of preferred stock; depositary shares; and warrants exercisable for debt securities, common stock or preferred stock. In November 2003 we issued 34,500,000 paired common shares for net proceeds of approximately $184,294,000 under the shelf registration statement.

        We were a party to a credit agreement with a bank group, which provided a $225,000,000 revolving line of credit ("2001 Credit Facility"). On March 5, 2003, the 2001 Credit Facility was amended for a second time, which resulted in an extension of the maturity date to January 4, 2004, a reduction in the commitment amount to $125,000,000, an elimination of the minimum lodging EBITDA covenant and modification of other covenants and provisions. During the year ended December 31, 2003, we borrowed and repaid $35,000,000 under this 2001 Credit Facility.

        On November 12, 2003, we refinanced the 2001 Credit Facility to provide for a $150,000,000 revolving line of credit ("2003 Credit Facility"). The 2003 Credit Facility, which matures in April 2007, is secured by a pledge of stock of our subsidiaries and intercompany debt evidenced by promissory notes and contains a subjective acceleration clause contingent upon a material adverse effect. LQ Properties is the borrower under the facility and LQ Corporation is the guarantor.

        Borrowings under the 2003 Credit Facility currently bear interest at LIBOR plus 3.00%.

        The 2003 Credit Facility contains several restrictive financial covenants (as defined in the 2003 Credit Facility), which include the following:

  •
  maximum net debt to EBITDA (total leverage) ratio of 5.35 times, decreasing to 4.50 times by 2007;

  •
  minimum interest coverage ratio of 2.10 times, increasing to 2.40 times by 2007;

  •
  minimum fixed charge coverage ratio of 1.35 times, increasing to 1.55 times by 2007; and

  •
  minimum consolidated tangible net worth of $700,000,000.

        In addition to the financial covenants, the 2003 Credit Facility also includes limitations on capital expenditures, asset sales, secured debt, certain investments, common stock dividends, and debt and share repurchases.

        During 2003, we issued $325,000,000 of senior notes bearing a coupon rate of 8.875% and having a maturity of March 15, 2011. These notes were issued by LQ Properties and guaranteed by LQ Corporation. The notes were offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended. Pursuant to a registration rights agreement with the initial purchasers of our senior 8.875% notes, we registered with the SEC an offer to exchange new notes issued by LQ Properties and guaranteed by LQ Corporation, which we refer to as the "exchange notes," for the original notes. We closed the exchange offer on December 3, 2003. The exchange notes are in the same aggregate principal amount as, and have terms substantially identical to, the original notes, but the exchanges notes are freely tradable by the holders, while the original notes were subject to resale restrictions. The exchange offer did not generate any cash proceeds to us. These notes are subject to, among other types of covenants, certain restrictive financial incurrence covenants, including limitations on the incurrence of indebtedness (pro forma fixed charge coverage ratios must exceed 2.0 times, excluding certain adjustments in order to incur additional debt) and restricted payments (generally limited to 95% of funds from operations as it is defined in the indenture pursuant to which the notes were issued). In addition to the financial covenants, the indenture also includes, among other limitations, limitations on asset sales, issuances of certain capital stock, sale and leaseback transactions and affiliate transactions.

        Also during the year ended December 31, 2003, we repaid approximately $150,810,000 in principal on notes payable scheduled to mature (or that were redeemable at the option of the holders) on September 10, 2003, September 26, 2003, and March 15, 2004. We recorded a net loss on early extinguishment included in other expense during the year ended December 31, 2003 of approximately $6,393,000.

        The following is a summary of our future debt maturities as of December 31, 2003:

Year	Notes Payable
(In thousands)
2004(a)	$169,547
2005	115,983
2006	20,000
2007	210,000
2008	50,000
2009 and thereafter	329,624

Total debt	$895,154

(a)
Assumes $150,000,000 of 7.114% Notes due in 2011 will be redeemed at the option of the holders or due to LQ Properties exercising its repurchase rights.

        Included in notes payable is $150,000,000 principal amount of 7.114% notes (the "Notes"), due in August 2011, which are repayable by LQ Properties in August 2004 at the option of the note holder, Meditrust Exercisable Put Option Securities Trust (the "Trust"). The exercisable Put Option Securities (the "Securities"), which have pass-through characteristics, represent beneficial interests in the Trust that holds the Notes. The Trust was established as part of a 1997 financing to hold the Notes. LQ Properties is both the owner of the securities issued by the Trust as well as the issuer of the Notes owed to the Trust. If the Notes are still outstanding from and after August 15, 2004, the interest rate will increase by a spread amount, as defined in the indenture, over the current 7.114% interest rate (the "Interest Rate to Maturity"). A third party (the "Call Holder") has the option to purchase the Notes at 100% of their principal amount on August 15, 2004 (the "Call Option"). If the Call Holder exercises the Call Option, we may repurchase the Notes from the Call Holder at a price equal to the greater of (a) 100% of the principal amount of the Notes or (b) the sum of the present values of the remaining principal and interest payments (at the 7.114% coupon rate) discounted at the rate of U.S. Treasury securities having maturities similar to the remaining term of the Notes, plus in either case accrued and unpaid interest. The estimated fair value of the repurchase of the Notes from the Call Holder is approximately $176,500,000 and $172,580,000 at December 31, 2003 and 2002, respectively. The Trust has the right to require us to purchase all of the Notes at 100% of their principal amount on August 15, 2004 (the "Put Option"). The Trust is required to exercise the Put Option if (a) the Call Holder fails to exercise the Call Option or (b) the Call Holder exercises the Call Option but fails to make payment on the date required. As of December 31, 2003 and 2002, LQ Properties owned $122,175,000 and $56,366,000, respectively, of the Securities issued by the Trust. Accordingly, if the Call Option is exercised and LQ Properties does not exercise its repurchase rights described above, LQ Properties will have a non-callable $150,000,000 obligation that matures in August 2011, and will bear interest at the Interest Rate to Maturity. In this event, we will receive a $122,175,000 contemporaneous distribution from the Trust, representing a portion of the price paid by the Call Holder to the Trust upon exercise of the Call Option. Upon the initial application of SFAS No. 133, "Accounting for Derivative Instruments and Hedge Accounting" ("SFAS 133"), LQ Properties determined that the Call Option, Put Option, repurchase, and reset of interest did not meet the characteristics of derivative instruments as defined in SFAS 133. During the year ended December 31, 2003, we reclassified the owned Securities on our consolidated balance sheets from being netted against long-term debt to investments in securities at December 31, 2003 and 2002. The Securities were also reclassified on our consolidated statements of cash flows from repayment of long-term debt to purchases of securities as of December 31, 2003 and 2002.

        We had shareholders' equity of approximately $1.4 billion and our net debt (total indebtedness less investments in securities less cash and cash equivalents) constituted approximately 22% of our total capitalization (total shareholders' equity plus minority interest plus total indebtedness less investments in securities less cash and cash equivalents) as of December 31, 2003. LQ Properties had shareholders' equity of approximately $1.7 billion as of December 31, 2003.

        During the year ended December 31, 2003, LQ Properties paid total dividends of approximately $15,750,000 on its 9.00% Series A Cumulative Redeemable Preferred Stock.

        During the year ended December 31, 2003, LQ Properties paid total dividends of approximately $2,250,000 at a rate of 9.00% per annum on the liquidation preference of $25,000 per share on its 9.00% Series B Cumulative Redeemable Preferred Stock.

        On April 25, 2003, LQ Properties paid a dividend of $30,000,000 to the sole holder of its Class A common stock, LQ Corporation. During 2003, LQ Corporation paid LQ Properties $70,000,000 against the outstanding balance on deferred rent and royalty receivables. As of December 31, 2003, LQ Properties had $85,928,000 in deferred rent receivables due from LQ Corporation.

        Our Board of Directors previously approved a $20,000,000 share repurchase program to allow us to repurchase common and/or preferred stock in the open market or in privately negotiated transactions. As of December 31, 2003, we had repurchased approximately $9,102,000 (or 1,916,700 shares) of our equity securities under the program.

        We believe that our current sources of capital, including cash on hand, operating cash flows, and expected proceeds from the sale of certain lodging assets are adequate to finance our current operations, including 2004 capital expenditures that we currently expect to be approximately $65,000,000.

Effects of Certain Events on Lodging Demand

        The combination of terrorist attacks and the impact of the war with Iraq and its aftermath and the downturn in the national economy, along with our concentration of hotel properties in certain markets, resulted in substantial declines in demand for lodging for both business and leisure travelers across all lodging segments and increased price competition during the first half of 2003. Although we continually and actively manage the operating costs of our hotels in order to respond to changes in demand at our hotel properties, we must also continue to provide the level of service that our guests expect. Although operating results improved in the second half of 2003, cash flow from operating activities for 2003 was impacted by the events discussed above and could be further impacted should similar events occur again.

        RevPAR results for company-owned hotels for the second half of 2003 were favorable. We expect demand from leisure travelers, increased volume from various Internet travel sites, growth in membership of our La Quinta Returns program and advertising and promotion incentives to fuel and sustain improvements in RevPAR. However, approximately two-thirds of our business is booked within zero to seven days of the stay; therefore, forecasting such a trend is difficult. Declines in business and leisure traveler demand could impact our results. We can give no assurance the trend experienced in the second half of 2003 will continue into 2004.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

        The following table summarizes our contractual obligations and commercial commitments that are expected to have an effect on liquidity and cash flow in future periods (in thousands):

	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Long-term debt obligations(1)	$895,154	$169,547	$135,983	$260,000	$329,624
Operating lease obligations	23,503	2,842	5,529	5,607	9,525
Purchase obligations:
Capital expenditures(2)	15,838	15,838	—	—	—
Goods and services(3)	100,612	29,039	37,622	15,584	18,367
Other long-term obligations(4,5)	12,234	5,971	4,240	1,063	960

Total	$1,047,341	$223,237	$183,374	$282,254	$358,476

(1)
Less than 1 year includes $150,000,000 principal amount of 7.114% notes. The maturity schedule assumes that, as described above, either the Trust exercises the Put Option in 2004, or the Call Option is exercised and LQ Properties exercises its repurchase rights. However, as described above, in the event the Call Option is exercised and LQ Properties does not exercise its repurchase rights, LQ Properties will have a $150,000,000 obligation at the Interest Rate to Maturity, the 7.114% notes will remain outstanding until 2011 and LQ Properties will receive approximately $122,175,000 as a contemporaneous distribution from the Trust.

(2)
Capital expenditures include the remaining balance on contracts related to the redevelopment of our hotel at the Convention Center in San Antonio.

(3)
Goods and services include certain material non-cancelable obligations arising in the normal course of business operations including obligations under purchasing contracts, energy purchase contracts, franchise commitments, marketing contracts, and information technology service related agreements, among others. Certain contracts, with severe termination provisions, are based on variable pricing where estimates to determine the obligation could not be obtained. Where variable obligations could not be estimated, contracts are included in the above table assuming that the contracts were terminated at December 31, 2003 and reported based on the penalties listed in the respective termination provisions of each contract. We are also party to numerous other contracts and agreements entered into the ordinary course of our business.

(4)
Other long-term liabilities reflected on our balance sheet include the contribution necessary for the planned settlement distributions under the Retirement Plan during 2004 of approximately $3,900,000, estimates of distributions related to certain deferred compensation agreements (as described more fully in note 17 of our consolidated financial statements for December 31, 2003) and planned contributions related to the Supplemental Executive Retirement Plan. We are obligated under an agreement to provide a letter of credit to ensure payment of certain indebtedness of an unrelated third party. This obligation is excluded from the table because we cannot estimate the timing of performance under the agreement. At December 31, 2003, we have recorded a liability of approximately $4,200,000 included in other non-current liabilities as described more fully in note 15 of our consolidated financial statements for December 31, 2003.

(5)
We are obligated under certain employment contracts with several executives. Payments under these contracts are based on level of service and are variable based on individual performance. Since we cannot estimate the total obligation under these variable contracts, we assessed our minimum commitments under these employment agreements by assuming the contracts are terminated, without cause, as of January 1, 2004. Our minimum obligations, based on the severance provisions of each employment contract, would be approximately $7,144,000. These employment contracts are excluded from the above table due to the uncertainty of the dollar amounts to be paid and the timing of such amounts.

Corporate Governance Matters

        The charters for each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are available in the Investor Relations section of our website at www.LQ.com. We will provide, without charge upon the written request of any shareholder, a copy of any such charter. Any such requests should be addressed to: La Quinta Corporation, 909 Hidden Ridge Drive, Suite 600, Irving, Texas 75038, Attn: Investor Relations.

        We have adopted Corporate Governance Guidelines, which are available on the companies' website at www.LQ.com. We will provide, without charge upon the written request of any shareholder, a copy of the Corporate Governance Guidelines. Any such requests should be addressed to: La Quinta Corporation, 909 Hidden Ridge Drive, Suite 600, Irving, Texas 75038, Attn: Investor Relations.

        We have adopted a code of ethics and standards of conduct policy applicable to our boards of directors, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, or persons performing similar functions, among others. The code of ethics and standards of conduct policy are available on our website at www.LQ.com. Changes to and waivers granted with respect to our code of ethics and standards of conduct policy that we are required to disclose pursuant to applicable rules and regulations of the SEC will also be posted on our website. We will provide, without charge upon the written request of any shareholder, a copy of the code of ethics and standards of conduct policy. Any such requests should be addressed to: La Quinta Corporation, 909 Hidden Ridge Drive, Suite 600, Irving, Texas 75038, Attn: Investor Relations.

Critical Accounting Policies and Estimates

        Our consolidated financial statements of LQ Corporation and separate financial statements of LQ Properties have been prepared in conformity with GAAP, which require our management to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. Our management evaluates estimates used in preparation of its financial statements on a continual basis, including estimates related to the following:

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

        As of December 31, 2003, we had 274 lodging properties classified as held for use with a net book value of $2.1 billion and two lodging properties and four parcels of land classified as held for sale with a net book value of $12,474,000.

Finite Lived Intangibles

        As of December 31, 2003 and 2002, our consolidated balance sheet included intangible assets totaling approximately $73,421,000 and $77,286,000, respectively, related to our lodging brands, La Quinta, La Quinta Inns and La Quinta Inn & Suites. La Quinta assessed the intangible assets for impairment in accordance with SFAS 142, the results of which indicated that there was no impairment on these finite lived intangible assets, and we assigned them a useful life of 21 years (the remaining useful life of these intangibles was 17 years as of December 31, 2001). This change in the useful life did not have a material impact on the results of our operations. During the years ended December 31, 2003 and 2002, we recorded amortization expense of approximately $3,864,000 per year on the brand intangible assets. These intangibles are tested annually for impairment or more frequently, if the occurrence of an event or circumstance warrants it. In 2003, the results of the annual test for impairment indicated there was no impairment related to these intangibles.

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

        As of December 31, 2003, LQ Properties and its taxable REIT subsidiaries had NOL carryforwards of approximately $178,400,000, of which it can utilize approximately $154,600,000 to reduce amounts otherwise required to be distributed as dividends to its shareholders in order to maintain its REIT status. If LQ Properties utilizes its NOL carryforwards for that purpose and if the Internal Revenue Service subsequently reduces the amount of these NOL carryforwards, LQ Properties could be required to pay a deficiency dividend to maintain its REIT status. As of December 31, 2003, LQ Properties has not utilized NOL carryforwards to offset amounts otherwise distributable to its shareholders. Also, LQ Properties may be liable for federal alternative minimum tax ("AMT"), for years in which it utilizes its regular tax loss carryovers. Any such amounts paid will be reflected as a current expense for the year paid. This expense will be offset by a net deferred tax asset to the extent LQ Properties believes the AMT will be utilized as a credit against LQ Properties' regular tax liability, if any, in subsequent years.

        As of December 31, 2003, LQ Corporation (exclusive of LQ Properties and its taxable REIT subsidiaries) had NOL carryforwards of approximately $281,100,000. Accordingly, although it will report federal income tax expense going forward, until the NOL carryforwards are fully utilized, cash taxes paid will be limited to state franchise taxes based on net worth and state income taxes for those jurisdictions that do not follow the federal rules for utilization of NOL carryforwards and AMT. Any AMT paid will be available as a credit in subsequent years to offset the excess of LQ Corporation's regular tax liability over its AMT liability calculated for those years.

        As of December 31, 2003, LQ Corporation had deferred tax assets (after deducting valuation allowances of approximately $27,816,000) of approximately $191,460,000. For taxable years on or before December 31, 2001, LQ Corporation recorded valuation allowances for its net deferred tax assets, as it did not anticipate recognizing the benefit of those assets within the former paired share structure. Beginning with the first quarter of 2002, our Reorganization has enabled us to recognize the benefit of our deferred tax assets except to the extent of the $27,816,000 valuation allowance described above.

Retention of Risk

•    General Liability, Auto Liability and Workers' Compensation Liabilities

        We maintain a paid loss retrospective insurance plan for commercial general liability ("GL"), automobile liability ("AL") and workers' compensation ("WC") loss exposures related to our lodging operations. The insurance carrier initially pays all losses falling within the insurance coverage and amounts within the deductible and retention limits are then billed to us retrospectively on a monthly basis.

        We perform formal reviews of estimates of the ultimate liability for losses and associated expenses within the deductible and retention limits on a bi-annual basis. The estimates are based upon a third party actuarial analysis of actual historical development trends of loss frequency, severity and incurred but not reported ("IBNR") claims. The actuary utilizes a loss triangle method to measure period to period loss trends. Loss development factors and increased limits factors are calculated based on historical experience and are used to estimate the ultimate loss liability. We establish a collective overall accrual to cover our estimated ultimate liability for losses and loss adjustment expenses with respect to reported claims and IBNR claims and associated insurance plan expenses. Large claims or incidents that could potentially involve material amounts are also monitored closely on a case-by-case basis. As of December 31, 2003, our balance sheet included an estimated liability with respect to the deductible and retention limits of approximately $21,407,000.

        The amount of liability and the changes therein related to the GL, AL and WC accounts were as follows:

	2003	2002	2001
January 1	$22,894,000	$21,700,000	$21,040,000
Expense	9,092,000	8,851,000	9,564,000
Payments	(10,579,000)	(7,657,000)	(8,904,000)

December 31	$21,407,000	$22,894,000	$21,700,000

        Changes in facts and circumstances may lead to a re-estimate of the liability due to revisions of the estimated ultimate costs of La Quinta's GL, AL and WC coverage. Changes in estimates occur over time due to factors such as severity of injury that affect liability claims differently from those predicted in prior liability estimates. The establishment of these liabilities is an inherently uncertain process, which is characteristic of liability claims or other long-term liabilities, which can be influenced by external factors and assumptions. The ultimate cost of losses from La Quinta's insurance programs may vary from recorded amounts, which are based on La Quinta's best estimates of future losses or obligations.

        At December 31, 2003 and 2002, the impact of an increase or decrease of one percent in net reserves in La Quinta's estimated exposure to losses from GL claims, AL claims, and WC claims would increase or decrease its loss before income tax by $214,000 and $229,000, respectively.

•    Employee Healthcare Liabilities

        We maintain a self-insurance program for major medical and hospitalization coverage for certain of our lodging salaried field employees and corporate employees and their dependents, which is partially funded by payroll deductions. In January 2003, we changed the healthcare benefit coverage provided to our field level hourly employees so that coverage for these employees is no longer part of this self-insurance program but covered under a separate fully insured health program. Payments for major medical and hospitalization to individual participants below specified amounts (currently, $500,000 per individual per year and $1,000,000 per individual for a lifetime maximum) are self-insured by us. We base our estimate of ultimate liability on trends in claim payment history, historical trends in IBNR incidents and developments in other cost components (such as rising medical costs, projected premium costs, number of participants, etc.). Our liability with respect to employee healthcare reserves is monitored on a monthly basis and adjusted accordingly.

        The amount of liability and the changes therein related to the employee healthcare program were as follows:

	2003	2002	2001
January 1	$1,933,000	$2,827,000	$1,444,000
Expense (net of employee contributions)	4,419,000	10,775,000	15,182,000
Payments	(5,755,000)	(11,669,000)	(13,799,000)

December 31	$597,000	$1,933,000	$2,827,000

        Changes in facts and circumstances may lead to a re-estimate of the liability due to revisions of the estimated ultimate costs of La Quinta's employee healthcare coverage. Changes in estimates occur over time due to factors such as medical costs that affect liability claims differently from those predicted in prior liability estimates. The establishment of these liabilities is an inherently uncertain process, which is characteristic of liability claims or other long-term liabilities, which can be influenced by external factors and assumptions. The ultimate cost of losses from La Quinta's insurance programs may vary from recorded amounts, which are based on La Quinta's best estimates of future losses or obligations.

        At December 31, 2003 and 2002, the impact of an increase or decrease of one percent in net reserves in La Quinta's estimated exposure to losses from employee healthcare claims would increase or decrease its loss before income tax for the year then ended by $6,000 and $19,000, respectively.

•    Litigation and Contingencies

        We monitor ongoing litigation and other loss contingencies on a case-by-case basis as they arise. Losses related to litigation and other contingencies are recognized when the loss is considered probable and the amount is estimable.

Returns Program

        La Quinta maintains a customer loyalty program, La Quinta Returns, which allows members to earn points based on dollars spent. Members may redeem points earned for free stay certificates and a variety of other awards.

        As of December 31, 2003 and 2002, La Quinta's consolidated balance sheet included a liability of approximately $5,500,000 and $4,900,000, respectively, related to the La Quinta Returns program.

        La Quinta accounts for the economic impact of providing a free stay or other award by accruing an estimate of its liability for issued and unredeemed free stay certificates and points. The expense related to this estimate includes the cost of administering the program as well as the incremental cost of the stay at an owned hotel and the value of awards purchased from program partners. La Quinta determines the value of the future redemption obligation based upon historical experience, including an estimate of "breakage" for points that will never be redeemed. The estimate is based on a calculation that includes an assumption for redemption rate, redemption type (whether for free stay certificate or other award) and rate of redemption at company-owned hotels versus franchised hotels. The expenses of the program are charged to operations as a component of other lodging and general and administrative expenses.

        Actual results of the program may vary from estimates we have made due primarily to variance from assumptions used in the calculation of our obligation for future redemptions and changes in member behavior. These variances are accounted for as changes in estimates and are charged to operations, as they become known. At December 31, 2003 and 2002, the impact of an increase or decrease of one percent for La Quinta's Returns program obligation would increase or decrease its loss before income tax for the year then ended by $56,000 and $50,000, respectively. An increase or decrease in redemption assumption of one percent would increase or decrease the estimated obligation for future redemptions by approximately $90,000. A change in redemption type of one percent would result in an increase or decrease in the estimated obligation for future redemptions of approximately $15,000 to $30,000 depending on the award selected.

Change in Accounting Principles

        We implemented the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") in 2002. As a result of the adoption of SFAS 144, gains and losses on long-lived assets classified as held for sale subsequent to January 1, 2002, the effective date of SFAS 144, will be classified as gains or losses from disposal of discontinued operations. Certain gains and losses on long-lived assets classified as held for sale that were disposed of during the years ended December 31, 2003, 2002 and 2001 have been classified in continuing operations because they were classified as held for sale as of December 31, 2001 and restatement of prior periods is not permitted under SFAS 144.

        Goodwill historically represented the excess of cost over the fair value of assets associated with the acquisition of La Quinta and TeleMatrix, Inc. and had been amortized on a straight line basis over 20 and 15 years, respectively. To determine if goodwill had been impaired, the sum of the expected future cash flows (undiscounted and without interest charges) was compared to the carrying amount of the long-lived assets (including allocated goodwill) in order to assess whether an impairment loss existed.

        In January 2002, we implemented SFAS 142, which primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the 40 year limitation on the amortization period of intangible assets that have finite lives.

        We completed the two-step process prescribed by SFAS 142 for (1) testing for impairment and (2) determining the amount of impairment loss related to goodwill associated with our two reporting units: La Quinta lodging ($248,358,000 carrying value) and TeleMatrix, Inc. telecommunications ($18,599,000 carrying value). As a result, we recorded a charge to earnings of $248,358,000 to reflect the adjustment to goodwill for the lodging reporting unit that is reported as the cumulative effect of a change in accounting principle. In addition, we recorded a charge to earnings of approximately $10,599,000 related to goodwill for the TeleMatrix reporting unit as of the date we implemented SFAS 142, which has been subsequently reclassified to discontinued operations. During the third quarter of 2002, we recorded a charge of $8,000,000 to write-off the remaining balance for TeleMatrix, which is also included in discontinued operations. For tax purposes goodwill is a permanent difference, therefore, the charge to earnings had no tax impact. As a result of the cumulative effect of implementation, we incurred a decrease in amortization of goodwill and a corresponding annual reduction in net loss of $15,014,000 for the years ended December 31, 2003 and 2002 as compared to 2001.

Recent Accounting Standards

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that, upon issuance of a guarantee, a guarantor must recognize a liability for the fair market value of an obligation assumed under the guarantee. Disclosures by the guarantor in its interim and quarterly financial statements about obligations associated with guarantees issued are also required by FIN 45. The recognition requirements of FIN 45 are effective for guarantees that are issued after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial position and results of operations.

        In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of further discussion by the FASB on October 8, 2003, the FASB clarified that minority interests in consolidated partnerships with specified finite lives should be reclassified as liabilities and presented at fair market value unless the interests are convertible into the equity of the parent. Fair market value adjustments occurring subsequent to July 1, 2003 would be recorded as a component of interest expense. At their October 29, 2003 meeting, the FASB agreed to indefinitely defer the implementation of a portion of SFAS 150 regarding the accounting treatment for minority interests in finite life partnerships. Therefore, until a final resolution is reached, we will not implement this aspect of the standard. If we were to adopt this aspect of the standard under its current provisions, we would reclassify approximately $5,700,000 of minority interest to a liability and recognize a gain of approximately $200,000 as a cumulative effect of change in accounting principle, net of taxes.

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

        On occasion, we have provided, and, at our discretion, may occasionally provide franchisees with, various forms of financing or incentive payments upon varying terms, depending upon a number of factors. These factors include: the amount of the financing, the number of hotels involved and their location, the number of rooms involved, relevant market conditions, the creditworthiness of the franchisee and any proposed guarantors, and other factors that may warrant the provision of assistance with conversion to our brand. These various forms of financing or incentive payments will be evaluated by us to determine the appropriate accounting treatment under the requirements of FIN 46.

        On February 1, 2003, we adopted FIN 46 for VIEs created after January 31, 2003 and for VIEs in which we obtained an interest after January 31, 2003 and in both cases, it did not have a material impact on our consolidated financial statements. In December 2003, the FASB issued an Interpretation of FIN 46 ("FIN 46R"), under which the consolidation requirement for entities formed prior to February 1, 2003 that are not considered special purpose entities was deferred until March 31, 2004. We have not completed our assessment of whether or not the entities formed prior to February 1, 2003 qualify as VIEs under FIN 46R or whether the adoption of FIN 46R will have a material impact on our consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The tables below provide information about our debt obligations that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted average interest rates by expected maturity dates as of December 31, 2003 and 2002. We had no variable rate debt or interest rate swaps as of December 31, 2003 and 2002.

        The following market risk disclosures are related to debt obligations as of December 31, 2003:

	2004	2005	2006	2007	2008	Thereafter	Face Value	Fair Value
	(In millions)
Long Term Debt Obligations:
Fixed rate	$169	$116	$20	$210	$50	$330	$895	$967
Average interest rate	7.13%	7.43%	7.30%	7.06%	7.33%	8.87%

        The following market risk disclosures are related to debt obligations as of December 31, 2002:

	2003	2004	2005	2006	2007	Thereafter	Face Value	Fair Value
	(In millions)
Long Term Debt Obligations:
Fixed rate	$107	$214	$116	$20	$210	$54	$721	$739
Average interest rate	7.77%	7.17%	7.43%	7.30%	7.06%	7.42%

LQ Properties

        All indebtedness, including notes payable and bank notes payable are liabilities of LQ Properties. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk above. During 2003, we issued $325,000,000 of senior notes bearing a coupon rate of 8.875% and having a maturity of March 15, 2011. Also during the year ended December 31, 2003, we repaid approximately $150,810,000 in principal on notes payable scheduled to mature (or that were redeemable at the option of the holders) on September 10, 2003, September 26, 2003, and March 15, 2004.

        LQ Properties repaid all its remaining variable rate debt during 2002. During the year ended December 31, 2002, LQ Properties repaid approximately $123,000,000 in fixed rate notes payable, which were scheduled to mature (or were redeemable at the option of the holder) in August 2002, September 2003 and March 2004 and recorded a net loss on early extinguishment of debt of approximately $319,000. Also, during the year ended December 31, 2002, LQ Properties repaid approximately $8,000,000 in fixed rate bonds and mortgages payable, which included a balloon payment of $480,000 on a mortgage, which matured on January 17, 2002. In addition, during 2002, LQ Properties waived its purchase option on a $2,500,000 capital lease asset and related obligation and as a result removed the asset and liability included in fixed rate debt from the balance sheet.

        Fixed rate debt as of December 31, 2003 and December 31, 2002 was $895,154,000 and $721,084,000, respectively. As of December 31, 2003 and 2002, LQ Properties did not have any outstanding interest rate swap agreements.

LQ Corporation

        LQ Corporation is a guarantor with LQ Properties as borrower under the 2003 Credit Facility and the 8.875% notes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LA QUINTA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2003	2002
ASSETS:
Current Assets:
Cash and cash equivalents	$327,083	$9,099
Fees, interest and other receivables, net	20,759	23,312
Assets of discontinued components held for sale	—	23,223
Deferred income taxes, net	19,821	17,389
Investments in securities	122,175	—
Other current assets	5,939	5,731

Total current assets	495,777	78,754
Intangible assets, net	73,421	77,286
Restricted cash	2,500	—
Property and equipment, net	2,143,749	2,293,147
Mortgages and other notes receivable, net	57,965	60,143
Investments in securities	—	56,366
Other non-current assets	30,451	38,210

Total assets	$2,803,863	$2,603,906

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$169,547	$106,560
Accounts payable	19,704	34,506
Accrued payroll and employee benefits	29,828	25,656
Liabilities of discontinued components held for sale	—	4,692
Accrued expenses and other current liabilities	64,791	69,629

Total current liabilities	283,870	241,043
Long-term debt	725,607	614,524
Deferred income taxes, net	153,476	199,326
Other non-current liabilities	18,345	29,276

Total liabilities	1,181,298	1,084,169

Commitments and contingencies
Minority interest (including preferred stock liquidation preference of $200,000 in 2003 and 2002)	206,031	206,450

Shareholders' Equity:
LQ Corporation Common Stock, $0.01 par value; 500,000 shares authorized; 179,902 and 143,678 shares issued and 177,921 and 142,109 shares outstanding at December 31, 2003 and 2002, respectively	1,799	1,437
LQ Properties Class B Common Stock, $0.01 par value; 500,000 shares authorized; 179,902 and 143,678 shares issued and 177,921 and 142,109 shares outstanding at December 31, 2003 and 2002, respectively	1,799	1,437
Treasury Stock, at par; 1,981 and 1,569 paired common shares at December 31, 2003 and 2002, respectively	(40)	(32)
Additional paid-in-capital	3,669,062	3,480,773
Unearned compensation	(5,155)	(1,862)
Accumulated other comprehensive income (loss)	226	(1,071)
Accumulated deficit	(2,251,157)	(2,167,395)

Total shareholders' equity	1,416,534	1,313,287

Total liabilities and shareholders' equity	$2,803,863	$2,603,906

The accompanying notes are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the year ended December 31,
	2003	2002	2001
REVENUE:
Lodging	$507,904	$508,191	$552,217
Other	5,048	12,633	73,479

	512,952	520,824	625,696

EXPENSES:
Direct lodging operations	232,816	232,605	249,063
Other lodging expenses	69,048	66,405	62,687
General and administrative	55,813	51,302	46,866
Interest, net	62,679	64,995	98,297
Depreciation and amortization	128,453	123,152	116,088
Amortization of goodwill	—	—	19,955
Impairment of property and equipment, mortgages and other notes receivable	67,302	36,731	114,419
Paired share intangible write-off	—	—	169,421
Other expense (income)	8,151	(14,621)	31,428

	624,262	560,569	908,224

Loss before minority interest, income taxes, discontinued operations and cumulative effect of change in accounting principle	(111,310)	(39,745)	(282,528)
Minority interest	(18,135)	(18,522)	(585)
Income tax benefit (expense)	50,154	(181,530)	77

Loss before discontinued operations and cumulative effect of change in accounting principle	(79,291)	(239,797)	(283,036)
Discontinued operations, net	(4,471)	(19,598)	(180)

Loss before cumulative effect of change in accounting principle	(83,762)	(259,395)	(283,216)
Cumulative effect of change in accounting principle, net	—	(248,358)	856

Net loss	(83,762)	(507,753)	(282,360)
Preferred stock dividends	—	—	(18,000)

Net loss available to common shareholders	$(83,762)	$(507,753)	$(300,360)

LOSS PER SHARE—BASIC AND ASSUMING DILUTION
Loss available to common shareholders before discontinued operations and cumulative effect of change in accounting principle	$(0.55)	$(1.68)	$(2.11)
Discontinued operations, net	(0.03)	(0.13)	—
Cumulative effect of change in accounting principle, net	—	(1.74)	0.01

Net loss available to common shareholders	$(0.58)	$(3.55)	$(2.10)

The accompanying notes are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME

For the years ended December 31, 2003, 2002 and 2001
(In thousands)

				Class B Common Stock
		Common Stock				Treasury Stock				Accumulated Other Comprehensive Income (Loss)
	Preferred Stock							Additional Paid-in Capital	Unearned Compensation		Accumulated Deficit		Comprehensive Income (Loss)
		Shares	Amount	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2000	$70	—	$—	142,905	$28,580	—	$—	$3,659,339	$(4,911)	$(985)	$(1,359,282)	$2,322,811	$—
Issuance of Paired Common Shares for:
Employee compensation and stock options	—	—	—	99	20	—	—	350	(75)	—	—	295	—
Restricted stock	—	—	—	213	42	—	—	300	(349)	—	—	(7)	—
Accelerated amortization of restricted shares	—	—	—	—	—	—	—	—	669	—	—	669	—
Retirement of forfeited restricted stock grants	—	—	—	(259)	(51)	—	—	(804)	621	—	—	(234)	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	1,376	—	—	1,376	—
Dividends paid	—	—	—	—	—	—	—	—	—	—	(18,000)	(18,000)	—
Change in market value of equity securities in excess of cost	—	—	—	—	—	—	—	—	—	(119)	—	(119)	(119)
Minimum pension liability adjustment, net	—	—	—	—	—	—	—	—	—	132	—	132	132
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	—	—	(282,360)	(282,360)	(282,360)

Balance, December 31, 2001	$70	—	$—	142,958	$28,591	—	$—	$3,659,185	$(2,669)	$(972)	$(1,659,642)	$2,024,563	$(282,347)

Reorganization	(70)	142,958	1,429	—	(27,162)	—	—	(173,810)	—	—	—	(199,613)	—
Issuance of Paired Common Shares for employee compensation and stock options	—	817	9	817	9	—	—	3,397	(1,877)	—	—	1,538	—
Retirement of forfeited restricted stock grants	—	(97)	(1)	(97)	(1)	—	—	(267)	135	—	—	(134)	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	2,549	—	—	2,549	—
Unrealized gain on securities, net	—	—	—	—	—	—	—	—	—	119	—	119	119
Purchase of Paired Common Shares	—	—	—	—	—	(1,569)	(32)	(7,732)	—	—	—	(7,764)	—
Minimum pension liability adjustment, net	—	—	—	—	—	—	—	—	—	(218)	—	(218)	(218)
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—	—	(507,753)	(507,753)	(507,753)

Balance, December 31, 2002	$—	143,678	$1,437	143,678	$1,437	(1,569)	$(32)	$3,480,773	$(1,862)	$(1,071)	$(2,167,395)	$1,313,287	$(507,852)

The accompanying notes are an integral part of these financial statements

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME

For the years ended December 31, 2003, 2002 and 2001
(In thousands)

				Class B Common Stock
		Common Stock				Treasury Stock				Accumulated Other Comprehensive Income (Loss)
	Preferred Stock							Additional Paid-in Capital	Unearned Compensation		Accumulated Deficit		Comprehensive Income (Loss)
		Shares	Amount	Shares	Amount	Shares	Amount					Total
Balance, December 31, 2002	$—	143,678	$1,437	143,678	$1,437	(1,569)	$(32)	$3,480,773	$(1,862)	$(1,071)	$(2,167,395)	$1,313,287	$—
Issuance of Paired Common Shares for:
Restricted stock	—	1,386	13	1,386	13	—	—	5,732	(5,516)	—	—	242	—
Equity offering		34,500	345	34,500	345			182,899				183,589	—
Employee compensation and stock options	—	187	2	187	2	—	—	729	—	—	—	733	—
Employee stock purchases		161	2	161	2		—	526	—	—	—	530	—
Forfeiture of restricted stock	—	(10)	—	(10)	—	(64)	(1)	(266)	—	—	—	(267)	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	2,223	—	—	2,223	—
Unrealized holding gain on securities, net	—	—	—	—	—	—	—	—	—	226	—	226	226
Minimum pension liability adjustment, net	—	—	—	—	—	—	—	—	—	1,071	—	1,071	1,071
Purchase of Paired Common Shares	—	—	—	—	—	(348)	(7)	(1,331)	—	—	—	(1,338)	—
Net loss for the year ended December 31, 2003	—	—	—	—	—	—	—	—	—	—	(83,762)	(83,762)	(83,762)

Balance, December 31, 2003	$—	179,902	$1,799	179,902	$1,799	(1,981)	$(40)	$3,669,062	$(5,155)	$226	$(2,251,157)	$1,416,534	$(82,465)

The accompanying notes are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,762)	$(507,753)	$(282,360)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	128,453	123,152	116,088
Impairment of property and equipment, mortgages, and other notes receivables	67,302	36,731	114,419
Deferred tax (benefit) expense	(48,940)	186,915	(1,737)
Minority interest	18,135	18,522	585
Loss (gain) on early extinguishments of debt	6,393	1,029	(935)
Discontinued operations, net	4,471	19,598	180
Amortization of debt issuance costs	2,686	6,749	5,680
Stock based compensation	2,351	2,549	2,007
Gain on sale of assets	(1,292)	(10,296)	(10,133)
Goodwill amortization	—	—	19,955
Cumulative effect of change in accounting principle, net	—	248,358	(856)
Other non-cash items, net	—	1,900	184,007
Net change in other assets and liabilities	(12,561)	(27,186)	3,185

Net cash provided by operating activities	83,236	100,268	150,085

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities	(65,809)	(56,366)	—
Capital expenditures	(56,837)	(117,387)	(92,147)
Proceeds from sale of assets	26,842	249,193	626,079
Other	8,828	(1,890)	—
Proceeds from sale of securities	—	270	7,737
Prepayment proceeds and principal payments received on mortgages	—	246	30,882

Net cash (used in) provided by investing activities	(86,976)	74,066	572,551

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	360,000	12,000	245,000
Repayment of long-term debt	(185,810)	(287,367)	(837,390)
Net proceeds from equity offering	184,294	—	—
Dividends/distributions to shareholders	(18,000)	(18,000)	(21,938)
Debt issuance costs	(11,782)	—	(9,459)
Debt repurchase premium	(6,095)	(1,603)	—
Purchase of treasury stock	(1,338)	(7,764)	—
Other	455	200	(539)

Net cash provided by (used in) financing activities	321,724	(302,534)	(624,326)

Net increase (decrease) in cash and cash equivalents	317,984	(128,200)	98,310
Cash and cash equivalents at:
Beginning of year	9,099	137,299	38,989

End of year	$327,083	$9,099	$137,299

Supplemental disclosure of cash flow information (note 2)

The accompanying notes are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2003	2002
ASSETS:
Current Assets:
Cash and cash equivalents	$228,055	$7,564
Fees, interest and other receivables, net	5,539	10,679
Rent and royalties receivable	85,928	155,928
Assets of discontinued components held for sale	—	20,339
Investments in securities	122,175	—
Other current assets, net	1,749	1,136

Total current assets	443,446	195,646
Note receivable from La Quinta Corporation	22,128	6,806
Deferred income taxes, net	9,563	10,911
Intangible assets, net	60,012	63,171
Property and equipment, net	2,079,834	2,226,613
Mortgages and other notes receivable, net	62,329	64,507
Investments in securities	—	56,366
Other non-current assets	13,581	21,900

Total assets	$2,690,893	$2,645,920

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$169,547	$106,560
Accounts payable	12,973	24,595
Liabilities of discontinued components held for sale	—	1,260
Accrued expenses and other current liabilities	39,025	43,971

Total current liabilities	221,545	176,386
Long-term debt	725,607	614,524
Other non-current liabilities	9,573	21,449

Total liabilities	956,725	812,359

Commitments and contingencies
Minority interest	26,309	27,514

Shareholders' Equity:
LQ Properties Preferred Stock, $0.10 par value; 6,000 shares authorized; 701 shares issued and outstanding	70	70
LQ Properties Class A Common Stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding	1	1
LQ Properties Class B Common Stock, $0.01 par value; 500,000 shares authorized; 179,902 and 143,678 shares issued and 177,921 and 142,109 shares outstanding at December 31, 2003 and 2002, respectively	1,799	1,437
Treasury Stock, at par; 1,981 and 1,569 paired common shares at December 31, 2003 and 2002, respectively	(20)	(16)
Additional paid-in-capital	3,532,820	3,545,107
Unearned compensation	—	(77)
Equity investment in La Quinta Corporation	(41,595)	(41,595)
Accumulated deficit	(1,785,216)	(1,698,880)

Total shareholders' equity	1,707,859	1,806,047

Total liabilities and shareholders' equity	$2,690,893	$2,645,920

        The accompanying notes are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	For the year ended December 31,
	2003	2002	2001
REVENUE:
Lodging	$5,987	$6,010	$9,455
Rent from La Quinta Corporation	193,451	211,413	273,601
Royalty from La Quinta Corporation	12,285	12,398	13,705
Other	5,048	12,633	73,914

	216,771	242,454	370,675

EXPENSES:
Direct lodging expenses	664	849	1,395
Other lodging expenses	26,984	30,188	29,847
General and administrative	3,849	7,911	14,356
Interest, net	62,053	63,905	98,436
Depreciation and amortization	109,919	105,335	105,662
Amortization of goodwill	—	—	19,242
Impairment of property and equipment, mortgages and other notes receivable	67,302	36,731	114,419
Paired share intangible write-off	—	—	141,479
Other expense (income)	3,145	(15,490)	26,473

	273,916	229,429	551,309

(Loss) income before minority interest, income taxes, discontinued operations and cumulative effect of change in accounting principle	(57,145)	13,025	(180,634)
Minority interest	(3,704)	(3,726)	(396)
Income tax (expense) benefit	(134)	14,559	77

(Loss) income before discontinued operations and cumulative change in accounting principle	(60,983)	23,858	(180,953)
Discontinued operations, net	(7,353)	(19,021)	(579)

Loss before cumulative effect of change in accounting principle	(68,336)	4,837	(181,532)
Cumulative effect of change in accounting principle, net	—	(248,358)	856

Net loss	(68,336)	(243,521)	(180,676)
Preferred stock dividends	(18,000)	(18,000)	(18,000)

Net loss available to common shareholders	$(86,336)	$(261,521)	$(198,676)

The accompanying notes are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME
For the years ended December 31, 2003, 2002 and 2001
(In thousands)

		Class A Common Stock		Class B Common Stock							Accumulated Other Comprehensive Income (Loss)
						Treasury Stock				Equity Investment in La Quinta Corporation
	Preferred Stock							Additional Paid-in Capital	Unearned Compensation			Accumulated Deficit		Comprehensive Income (Loss)
		Shares	Amount	Shares	Amount	Shares	Amount						Total
Balance, December 31, 2000	$70	—	$—	144,210	$14,421	—	$—	$3,592,306	$(2,526)	$—	$—	$(1,238,683)	$2,365,588	$—
Issuance of Paired Common Shares for:
Employee compensation and stock options	—	—	—	99	10	—	—	413	—	—	—	—	423	—
Restricted stock	—	—	—	213	21	—	—	320	118	—	—	—	459	—
Accelerated amortization of restricted shares	—	—	—	—	—	—	—	—	669	—	—	—	669	—
Forfeiture of restricted stock	—	—	—	(259)	(26)	—	—	(812)	79	—	—	—	(759)	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	432	—	—	—	432	—
Dividends paid to shareholders	—	—	—	—	—	—	—	—	—	—	—	(18,000)	(18,000)	—
Unrealized loss on securities, net	—	—	—	—	—	—	—	—	—	—	(119)	—	(119)	(119)
Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	—	—	—	—	(180,676)	(180,676)	(180,676)

Balance, December 31, 2001	$70	—	$—	144,263	$14,426	—	$—	$3,592,227	$(1,228)	$—	$(119)	$(1,437,359)	$2,168,017	$(180,795)

Reorganization	—	100	1	(1,305)	(12,997)	—	—	12,996	—	(41,595)	—	—	(41,595)	—
Issuance of Paired Common Shares for employee compensation and stock options	—	—	—	817	9	—	—	1,287	—	—	—	—	1,296	—
Accelerated amortization of restricted shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	(97)	(1)	—	—	(137)	—	—	—	—	(138)	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	1,151	—	—	—	1,151	—
Dividends paid to shareholders	—	—	—	—	—	—	—	—	—	—	—	(18,000)	(18,000)	—
Unrealized gain on securities, net	—	—	—	—	—	—	—	—	—	—	119	—	119	119
Dividends paid to La Quinta Corporation	—	—	—	—	—	—	—	(60,575)	—	—	—	—	(60,575)	—
Purchase of paired common shares	—	—	—	—	—	(1,569)	(16)	(691)	—	—	—	—	(707)	—
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—	—	—	(243,521)	(243,521)	(243,521)

Balance, December 31, 2002	$70	100	$1	143,678	$1,437	(1,569)	$(16)	$3,545,107	$(77)	$(41,595)	$—	$(1,698,880)	$1,806,047	$(243,402)

The accompanying notes are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND OTHER COMPREHENSIVE INCOME

For the years ended December 31, 2003, 2002 and 2001
(In thousands)

		Class A Common Stock		Class B Common Stock							Accumulated Other Comprehensive Income (Loss)
						Treasury Stock				Equity Investment in La Quinta Corporation
	Preferred Stock							Additional Paid-in Capital	Unearned Compensation			Accumulated Deficit		Comprehensive Income (Loss)
		Shares	Amount	Shares	Amount	Shares	Amount						Total
Balance, December 31, 2002	$70	100	$1	143,678	$1,437	(1,569)	$(16)	$3,545,107	$(77)	$(41,595)	$—	$(1,698,880)	$1,806,047	$—
Issuance of Paired Common Shares for:
Restricted stock	—	—	—	1,386	13	—	—	662	—	—	—	—	675	—
Equity offering, net	—	—	—	34,500	345	—	—	17,065	—	—	—	—	17,410	—
Employee compensation and stock options	—	—	—	187	2	—	—	107	—	—	—	—	109	—
Employee stock purchases	—	—	—	161	2	—	—	74	—	—	—	—	76	—
Forfeiture of restricted stock		—	—	(10)	—	(64)	(1)	(26)	—	—	—	—	(27)	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	77	—	—	—	77	—
Dividends paid to shareholders	—	—	—	—	—	—	—	—	—	—	—	(18,000)	(18,000)	—
Purchase of paired common shares		—	—	—	—	(348)	(3)	(169)	—	—	—	—	(172)	—
Dividends paid to La Quinta Corporation		—	—	—	—	—	—	(30,000)	—	—	—	—	(30,000)	—
Net loss for the year ended December 31, 2003		—	—	—	—	—	—		—	—	—	(68,336)	(68,336)	(68,336)

Balance, December 31, 2003	$70	100	$1	179,902	$1,799	(1,981)	$(20)	$3,532,820	$—	$(41,595)	$—	$(1,785,216)	$1,707,859	$(68,336)

The accompanying notes are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities:
Net loss	$(68,336)	$(243,521)	$(180,676)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	109,919	105,335	105,662
Impairment of property and equipment, mortgages and other notes receivable	67,302	36,731	114,419
Discontinued operations, net	7,353	19,021	579
Loss (gain) on early extinguishments of debt	6,393	1,029	(935)
Minority interest	3,704	3,726	396
Amortization of debt issuance costs	2,686	6,749	5,680
Deferred tax expense (benefit)	1,348	(9,174)	(1,737)
Gain on sale of assets	(1,292)	(10,296)	(10,133)
Cumulative effect of change in accounting principle, net	—	248,358	(856)
Other non-cash items, net	77	3,051	157,289
Amortization of goodwill	—	—	19,242
Net change in other assets and liabilities	(221,587)	(78,582)	(70,151)

Net cash (used in) provided by operating activities	(92,433)	82,427	138,779

Cash Flows from Investing Activities:
Purchases of securities	(65,809)	(56,366)	—
Capital expenditures	(41,554)	(106,150)	(81,339)
Proceeds from sale of assets	26,842	249,193	626,079
Other	10,794	2,138	—
Proceeds from sale of securities	—	270	7,737
Prepayment proceeds and principal payments received on mortgages	—	246	30,882

Net cash (used in) provided by investing activities	(69,727)	89,331	583,359

Cash Flows from Financing Activities:
Proceeds from borrowings of long-term debt	360,000	12,000	245,000
Repayment of long-term debt	(185,810)	(287,367)	(837,390)
Net proceeds from equity offering	184,294	—	—
Proceeds from intercompany borrowings	95,125	58,150	—
Dividends paid to La Quinta Corporation	(34,909)	(64,535)	—
Dividends/distributions to shareholders	(18,000)	(18,000)	(21,938)
Debt issuance costs	(11,782)	(46)	(9,459)
Debt repurchase premium	(6,095)	(1,603)	—
Other	(172)	275	(407)

Net cash provided by (used in) financing activities	382,651	(301,126)	(624,194)

Net increase (decrease) in cash and cash equivalents	220,491	(129,368)	97,944
Cash and cash equivalents at:
Beginning of year	7,564	136,932	38,988

End of year	$228,055	$7,564	$136,932

The accompanying notes are an integral part of these financial statements.

1.     Nature of Business and Summary of Significant Accounting Policies

Nature of Business

        La Quinta Corporation ("LQ Corporation") and its controlled subsidiary, La Quinta Properties, Inc. ("LQ Properties"), primarily focus on the lodging business. La Quinta's lodging real estate assets are owned by LQ Properties or one or more of its direct and indirect subsidiaries. LQ Corporation operates all of the lodging facilities through its subsidiary, La Quinta Inns, Inc. As of December 31, 2003, La Quinta either operated or franchised 372 hotels with approximately 45,000 rooms primarily located in the western and southern regions of the United States. As a result, our lodging properties are particularly sensitive to adverse economic and competitive conditions and trends in those regions and such conditions could adversely affect our business, financial condition and results of operations. The top ten markets with the highest concentration of La Quinta owned rooms as a percentage of rooms available in each market are: Atlanta, Austin, Dallas/Ft. Worth, Denver, Houston, Miami/Ft. Lauderdale, New Orleans, Orlando, Phoenix and San Antonio.

        The common stock of LQ Corporation and LQ Properties are attached and trade together as a single unit. LQ Properties became a controlled subsidiary of LQ Corporation effective January 2, 2002. Prior to January 2, 2002, LQ Corporation and LQ Properties were two separate companies that maintained a legal structure called a "paired share real estate investment trust" ("REIT") under the grandfathering provisions of the Internal Revenue Code of 1986, as amended (the "Code"). The term LQ Corporation includes those entities owned or controlled by LQ Corporation (including its controlled subsidiaries LQ Properties and La Quinta Inns, Inc.); the term LQ Properties includes those entities owned or controlled by LQ Properties; and the terms "we," "us," "our," "La Quinta," "the companies" or "The La Quinta Companies" refer to LQ Corporation, LQ Properties and their respective subsidiaries, collectively (see note 4).

Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

        The accompanying consolidated financial statements represent the financial position and results of operations and cash flows of LQ Corporation on a consolidated basis with its controlled subsidiary LQ Properties and LQ Properties on a consolidated basis. In each case, the consolidated financial statements include the assets, liabilities, revenues and expenses of entities (in the absence of other factors determining control) where LQ Corporation and/or LQ Properties own over 50% of the voting shares of another company or, in the case of partnership investments, where LQ Corporation and/or LQ Properties own a majority of the general partnership interest. In addition, other than its two consolidated joint ventures, La Quinta does not currently operate or manage any hotels under management agreements with third parties where we 1) maintain an equity ownership position, 2) have the ability to exercise significant influence and 3) are exposed to risks of operations that are sufficient to require consolidation. Separate financial statements have been presented for LQ Properties because LQ Properties has securities that are publicly traded on the New York Stock Exchange. All significant intercompany balances and transactions have been eliminated in consolidation.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassified amounts principally relate to discontinued operations (see note 3) and investments in securities described below.

Cash Equivalents

        Cash equivalents consist of highly liquid investments with less than 90-day original maturities and are stated at cost, which approximates fair market value.

Investments in Securities

        At December 31, 2003 and 2002, LQ Properties owned approximately $122,175,000 and $56,366,000, respectively, in face amount of 7.114% Exercisable Put Option Securities (the "Securities") issued by the Meditrust Exercisable Put Option Securities Trust (the "Trust"). The Securities represent beneficial interests in the Trust and are classified as held-to-maturity under the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." LQ Properties is also the issuer of $150,000,000 of 7.114% notes to the Trust (the "Notes"). The Notes are the sole assets of the Trust (see note 12).

        During the year ended December 31, 2003, we reclassified the Securities on our consolidated balance sheets from being netted against long-term debt to investments in securities. The Securities were also reclassified on our consolidated statements of cash flows from repayment of long-term debt to purchase of securities as of December 31, 2003 and 2002.

Property and Equipment

        Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over 20 to 40 years, the approximate expected useful lives of the buildings and major improvements. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 3 to 15 years. During the second quarter of 2003, the estimated useful lives of certain computer equipment were decreased with the effect of increasing depreciation by approximately $3,452,000 ($0.02 per share). Leasehold improvements are recorded at cost and depreciated over the shorter of the lease term or the estimated useful life.

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

Capitalized Development, Interest and Incentive Costs

        The companies capitalize all hotel development costs and other direct overhead costs related to renovation and development of inns and to development of software for internal use. During the years ended December 31, 2003, 2002 and 2001, La Quinta capitalized $2,937,000, $3,226,000 and $5,386,000, respectively, of overhead related to these types of projects. Additionally, La Quinta capitalizes the interest costs associated with developing new facilities and redevelopment of existing facilities. The amount capitalized is based upon a rate of interest that approximates the companies' weighted average cost of financing and is reflected as a reduction of interest expense. Capitalized development, direct overhead and interest are depreciated over the estimated lives of the respective assets. All pre-opening and start-up costs are expensed as incurred. In addition, La Quinta also capitalizes incentive payments that may be made to franchisees in connection with the execution of a franchise agreement, which are not associated with a fee for services provided by La Quinta as specified in the agreement, and are intended to provide assistance with the conversion to our brand. These costs are considered contract acquisition costs and are amortized and recognized as a reduction of franchise revenue over the term explicit in the agreement. These payments are generally contingent upon the franchisee's compliance with requirements specified in the agreement and are refundable to us should the franchisee terminate the franchise agreement prior to full amortization of the payments.

Valuation of Long-Lived Assets and Finite Lived Intangible Assets

        La Quinta regularly reviews the performance of long-lived assets on an ongoing basis for impairment as well as when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. La Quinta identifies properties it intends to sell and properties it intends to hold for use. For each lodging asset held for use, if the sum of expected future cash flows (undiscounted and without interest charges) is less than the net book value of the asset, the excess of the net book value over La Quinta's estimate of fair value of the asset is charged to current earnings. La Quinta's estimate of fair value of the asset then becomes the new cost basis of the asset and this new cost basis is then depreciated over the asset's remaining life. When management identifies an asset as held for sale, has obtained authority to sell the property, and expects to sell the asset within twelve months, the asset is classified as held for sale. Depreciation of the asset is discontinued and the carrying value is reduced, if necessary, to the estimated fair value less costs to sell by recording a charge to current earnings. All assets held for sale are monitored through the date of sale for potential adjustment based on offers La Quinta is willing to take under serious consideration and continued review of facts and circumstances. A gain or loss on disposition is recorded to the extent that the amounts ultimately received for the sale of assets differs from the adjusted book values of the assets. Gains on sales of assets are recognized at the time the assets are sold provided there is reasonable assurance the sales price will be collected and any future activities to be performed by the companies relating to the assets sold are expected to be insignificant.

        Intangible assets, consisting of La Quinta's trademarks, are amortized on a straight-line basis using an estimated useful life of 21 years based on management's assessment of the life and fair value of the brands.

Mortgages and Other Notes Receivable

        La Quinta's real estate mortgages and loans receivable are classified and accounted for as impaired when, based on current information and events, it is probable that the companies will be unable to collect all principal and interest due on the loan in accordance with the original contractual terms. Upon determination that an impairment has occurred, the amount of the impairment is recognized as a valuation allowance based upon an analysis of the net realizable value of the underlying property collateralizing the loan. Payments of interest on impaired loans received by the companies are recorded as interest income, provided the amount does not exceed that which would have been earned at the historical effective interest rate.

Insured and Self-Insurance Programs

        La Quinta uses a paid loss retrospective insurance plan for general and auto liability and workers' compensation loss exposure related to its lodging operations. Predetermined loss limits have been arranged with insurance companies to limit the per occurrence cash outlay. Certain of our employees and their dependents are covered by a self-insurance program for major medical and hospitalization coverage that is partially funded by payroll deductions. Payments for major medical and hospitalization to individual participants below specified amounts are self-insured by the companies. In 2003, La Quinta changed the health care benefit coverage provided to field level employees so that coverage for these employees is no longer part of this self-insurance program. These employees are now provided health care benefits through an insured, capitated program.

        La Quinta regularly performs reviews of estimates of the ultimate liability for losses and associated expenses as well as additional exposure above predetermined loss limits. La Quinta establishes a collective overall liability to cover its estimated ultimate liability for losses and loss adjustment expenses with respect to reported claims and incurred but not reported ("IBNR") claims as of the end of each reporting period. The estimates are based on an analysis of historical development trends of loss frequency and severity used to project the ultimate liability for losses and IBNR claims.

Minority Interest

        Minority interest presented on the consolidated balance sheet of LQ Corporation for the years ended December 31, 2003 and 2002 includes the $200,000,000 liquidation preference of 700,000 shares of 9% Series A Preferred Stock and 1,000 shares of 9% Series B Cumulative Redeemable Convertible Preferred Stock (at $250 and $25,000 per share, respectively) issued by LQ Properties. The remaining minority interest of $6,031,000 and $6,450,000 presented on the consolidated balance sheets of LQ Corporation for the years ended December 31, 2003 and 2002, respectively, represents the external partners' interests in our two controlled partnerships, each of which owns one hotel property.

        Preferred dividends of $18,000,000 for each of the years ended December 31, 2003, 2002, and 2001 have also been included in minority interest on the LQ Corporation consolidated statements of operations along with the external partners' equity in earnings of our two controlled partnerships.

Revenue Recognition

        La Quinta's hotel revenues are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. La Quinta recognizes hotel revenue on a daily basis based on an agreed upon daily rate after the guest has stayed at one of its hotels for a day and used its lodging facilities and received related lodging services and amenities. Customer incentive discounts and cash rebates or refunds are recognized as a reduction of revenue as incurred during the guest's stay. We believe that the credit risk with respect to trade receivables is limited, because approximately 80% of our revenue is related to credit card transactions, which are typically reimbursed within two to five days. Reserves for any uncollectible accounts are established for accounts that age beyond a predetermined acceptable period.

        La Quinta receives royalty, marketing, reservation and other fees in connection with the franchise of La Quinta brands and these fees are recognized, generally, based on a percentage of hotel room revenues and accrue as the underlying franchisee revenue is earned. La Quinta also receives initial franchise fees, which are recognized as revenue when all material services or conditions relating to the sale of a franchise have been substantially performed. Any rebate of fees given to franchisees are recognized as a reduction of related revenue as the rebate is earned and recognized.

        LQ Properties' rental income from operating leases is recognized on a straight-line basis over the life of the respective lease agreements. Interest income on real estate mortgages is recognized on the accrual basis, which approximates the effective interest method. In addition, interest income due from borrowers is recognized only when collectibility is reasonably assured.

        Marketing, royalty, reservation and other franchise fees are recognized and presented on a gross basis. La Quinta (1) is generally the primary obligor in these arrangements, (2) has latitude in establishing rates, (3) performs the services delivered, (4) has discretion over supplier selection and (5) determines specification of services delivered.

Customer Loyalty Program

        La Quinta maintains a customer loyalty program, La Quinta Returns, which allows members to earn points based on dollars spent. Members may redeem points earned for free stay certificates, gift cards, airline miles and a variety of other awards. As of December 31, 2003 and 2002, La Quinta's balance sheet included a liability of approximately $5,500,000 and $4,900,000, respectively, related to the La Quinta Returns program.

        La Quinta accounts for the economic impact of providing a free stay or other award by accruing an estimate of its liability for issued and unredeemed free stay certificates and points. The expense related to this estimate includes the cost of administering the program, as well as the incremental cost of the stay at an owned hotel and the value of awards purchased from program partners. La Quinta estimates the future redemption obligation based upon historical experience, including an estimate of "breakage" for points that will never be redeemed. The estimate is based on a calculation that includes an assumption for redemption rate, redemption type (whether for a free stay certificate or other award) and rate of redemption at company owned hotels versus franchised hotels. The expenses of the program are charged to operations as a component of other lodging and general and administrative expense.

        Actual results of the program may vary from estimates we have made due primarily to variances from assumptions used in the calculation of our obligation for future redemptions and changes in member behavior. These variances are accounted for as changes in estimates and are charged to operations as they become known.

Earnings Per Share

        Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding including vested restricted stock during the period presented. Diluted earnings per share is computed based upon the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period presented. The diluted earnings per share computations also include options to purchase common stock and restricted stock performance awards that were outstanding during the period, unless the companies report a loss from continuing operations, adjusted for preferred dividends if necessary, for the period. The number of shares outstanding related to the options has been calculated by application of the "treasury stock" method.

Stock Based Compensation

        La Quinta has various stock-based employee compensation plans and accounts for those plans using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). No stock-based employee compensation cost is charged to earnings for options, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The companies grant restricted stock awards to certain employees. The difference between the price to the employee and the market value at grant date is charged to unearned compensation and carried as a component of equity and amortized over the related vesting period.

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

        Had compensation cost for the companies' stock option-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method pursuant to SFAS 123, the companies' net loss and loss per share would have increased to the pro forma amounts indicated below:

	For the year ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Net loss available to common shareholders, as reported	$(83,762)	$(507,753)	$(300,360)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,795)	(3,813)	(2,182)

Pro forma net loss available to common shareholders	$(88,557)	$(511,566)	$(302,542)

Loss per share:
Basic and assuming dilution—as reported	$(0.58)	$(3.55)	$(2.10)
Basic and assuming dilution—pro forma	$(0.61)	$(3.58)	$(2.12)

Income Taxes

        LQ Corporation income tax benefit (expense) is based on reported earnings before income taxes, minority interest and discontinued operations. Deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting and such amounts recognized for tax purposes using the tax rates in effect for the year in which the differences are expected to reverse. For taxable years ending on or before December 31, 2001, LQ Corporation recorded a valuation allowance for its net deferred tax asset, as it did not anticipate recognizing the benefit of that asset within the paired share structure. As a result of the Reorganization that occurred on January 2, 2002 (see note 4), LQ Corporation reversed the valuation allowance and recorded a net deferred tax liability of $196,520,000. As of December 31, 2003, LQ Corporation and LQ Properties have recorded valuation allowances for capital loss carryovers, certain net operating loss carryovers, and federal tax credit carryovers.

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

Advertising Costs

        LQ Corporation expenses advertising costs as incurred. Advertising costs charged to operations for the years ended December 31, 2003, 2002, and 2001 were $16,423,000, $14,621,000 and $16,827,000, respectively, and are reported as components of "Direct lodging operations," "Other lodging expenses," and "General and administrative" costs in the accompanying consolidated statement of operations.

Changes in Accounting Principles

        We implemented the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), in 2002. As a result of the adoption of SFAS 144, gains and losses on long-lived assets classified as held for sale subsequent to January 1, 2002, the effective date of SFAS 144, will be classified as gains or losses from disposal of discontinued operations. Certain gains and losses on long-lived assets classified as held for sale that were disposed of during the years ended

December 31, 2003, 2002 and 2001 have been classified in continuing operations because they were classified as held for sale as of December 31, 2001 and restatement of prior periods is not permitted under SFAS 144.

        Goodwill historically represented the excess of cost over the fair value of assets associated with the acquisitions of La Quinta and TeleMatrix, Inc. and had been amortized on a straight line basis over 20 and 15 years, respectively. To determine if goodwill had been impaired, the sum of the expected future cash flows (undiscounted and without interest charges) was compared to the carrying amount of the long-lived assets (including allocated goodwill) in order to assess whether an impairment loss existed.

        In January 2002, we implemented SFAS 142, which primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the 40 year limitation on the amortization period of intangible assets that have finite lives.

        We completed the two-step process prescribed by SFAS 142 for (1) testing for impairment and (2) determining the amount of impairment loss related to goodwill associated with our two reporting units: La Quinta lodging ($248,358,000 carrying value) and TeleMatrix, Inc. telecommunications ($18,599,000 carrying value). As a result, we recorded a charge to earnings of $248,358,000 to reflect the adjustment to goodwill for the lodging reporting unit that is reported as the cumulative effect of a change in accounting principle. In addition, we recorded a charge to earnings of approximately $10,599,000 related to goodwill for the TeleMatrix reporting unit as of the date we implemented SFAS 142, which has been subsequently reclassified to discontinued operations. During the third quarter of 2002, we recorded a charge of $8,000,000 to write-off the remaining goodwill balance for TeleMatrix, which is also included in discontinued operations. For tax purposes goodwill is a permanent difference; therefore, the charge to earnings had no tax impact. As a result of the cumulative effect of implementation, we incurred a decrease in amortization of goodwill and a corresponding annual reduction in net loss of $15,014,000 for the years ended December 31, 2003 and 2002 as compared to 2001.

Reconciliation of Reported Net Loss to Adjusted Net Loss

        The following table illustrates net loss available to common shareholders of La Quinta as if SFAS 142 had been implemented as of January 1, 2001:

December 31, 2001(a)
(In thousands, except per share data)
ADJUSTED NET LOSS
Reported net loss available to common shareholders	$(300,360)
La Quinta lodging goodwill amortization	15,014
Lodging trademark amortization	1,040

Adjusted net loss available to common shareholders	$(284,306)

EARNINGS PER SHARE—BASIC AND ASSUMING DILUTION
Reported net loss available to common shareholders	$(2.10)
La Quinta lodging goodwill amortization	0.10
Lodging trademark amortization	0.01

Adjusted net loss available to common shareholders	$(1.99)

(a)
Adjusted net loss available to common shareholders includes $4,324,000 of amortization of our paired share intangible written off in December of 2001 in connection with our Reorganization and $617,000 of amortization of certain other goodwill associated with LQ Properties that was fully amortized as of December 31, 2001 and therefore not contemplated under SFAS 142. The adjusted net loss available to common shareholders also includes $200,000 of amortization of goodwill related to the TeleMatrix reporting unit, which has been reclassified to discontinued operations.

Recent Accounting Standards

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that, upon issuance of a guarantee, a guarantor must recognize a liability for the fair market value of an obligation assumed under the guarantee. Disclosures by the guarantor in its interim and quarterly financial statements about obligations associated with guarantees issued are also required by FIN 45. The recognition requirements of FIN 45 are effective for guarantees that are issued after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial position and results of operations.

        In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of further discussion by the FASB on October 8, 2003, the FASB clarified that minority interests in consolidated partnerships with specified finite lives should be reclassified as liabilities and presented at fair market value unless the interests are convertible into the equity of the parent. Fair market value adjustments occurring subsequent to July 1, 2003 would be recorded as a component of interest expense. At their October 29, 2003 meeting, the FASB agreed to indefinitely defer the implementation of a portion of SFAS 150 regarding the accounting treatment for minority interests in finite life partnerships. Therefore, until a final resolution is reached, we will not implement this aspect of the standard. If we were to adopt this aspect of the standard under its current provisions, we would reclassify approximately $5,700,000 of minority interest to a liability and recognize a gain of approximately $200,000 as a cumulative effect of change in accounting principle, net of taxes.

        In January 2003 and as amended in December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties ("variable interest entities"). Variable interest entities ("VIEs") are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. Under FIN 46, the primary beneficiary of a VIE is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. FIN 46 also requires new disclosures about VIEs.

        We have occasionally provided, and, at our discretion, may upon occasion provide, franchisees with various forms of financing or incentive payments with varying terms, based on a number of factors. These factors include: the amount of the financing, the number of hotels involved and their locations, the number of rooms involved, relevant market conditions, the credit worthiness of the franchisee and any proposed guarantors, and other factors that may warrant the provision of assistance with conversion to our brand. We evaluate these various forms of financing or incentive payments to determine the appropriate accounting treatment under the requirements of FIN 46.

        On February 1, 2003, we adopted FIN 46 for VIEs created after January 31, 2003 and for VIEs in which we obtained an interest after January 31, 2003 and in both cases, it did not have a material impact on our consolidated financial statements. In December 2003, the FASB issued an interpretation of FIN 46 ("FIN 46R"), under which the consolidation requirement for entities formed prior to February 1, 2003 that are not considered special purpose entities was deferred until March 31, 2004. We have not completed our assessment of whether or not the entities formed prior to February 1, 2003 qualify as VIEs under FIN 46R or whether the adoption of FIN 46R will have a material impact on our consolidated financial statements.

2.     Supplemental Cash Flow Information

        Details of the net changes in other assets and liabilities for the companies (excluding non-cash items, deferred income recognized in excess of cash received and changes in restricted cash and related liabilities) follow:

	For the year ended December 31,
	2003	2002	2001
	(In thousands)
Change in fees, interest and other receivables, net	$(4,208)	$6,349	$(32,966)
Change in other assets	11,497	(10,565)	22,203
Change in accrued expenses and other liabilities	(19,850)	(22,970)	13,948

	$(12,561)	$(27,186)	$3,185

        Details of other non-cash items follow:

	For the year ended December 31,
	2003	2002	2001
	(In thousands)
Provision for loss on interest and other receivables	$—	$1,900	$14,713
Paired share intangible write-off	—	—	169,421
Other	—	—	(127)

Total other non-cash items	$—	$1,900	$184,007

        Details of interest and income taxes paid and non-cash investing and financing transactions follow:

	For the year ended December 31,
	2003	2002	2001
	(In thousands)
Interest paid during the period	$57,140	$82,240	$114,322
Interest capitalized during the period	69	474	1,633
Income taxes paid (refunds received), net, during the period	(141)	639	1,537
Non-cash investing and financing transactions:
Conversion of capital lease to operating lease	—	2,500	—
Non-cash proceeds of asset sale	—	1,817	32,862

3.     Discontinued Operations

        During 2003, discontinued operations included three company-owned hotels and TeleMatrix, a business component that provides telephone equipment and software for the lodging industry. We have classified the assets and liabilities as discontinued components under the provisions of SFAS 144. As a result, all periods presented in the financial statements and footnotes have been restated to report the separately identifiable assets, liabilities, results of operations and cash flows of the components as discontinued operations. During the fourth quarter of 2003, the companies sold the three hotels and TeleMatrix for gross proceeds of $13,700,000 resulting in a gain on sale of $873,000.

        The following is a summary of consolidated balance sheet information for discontinued components:

December 31, 2002
(In thousands)
Current assets	$5,804
Property and equipment, net	16,942
Other	477

Total assets	$23,223

Total liabilities	$4,692
LQ Companies' investment	18,531

Total liabilities and the companies' investment	$23,223

        The following is a summary of consolidated statements of operations information for discontinued operations:

	For the Year Ended December 31,
	2003	2002	2001
	(In thousands)
Revenues	$13,003	$15,740	$22,620

(Loss) income before income taxes and cumulative effect of change in accounting principle (including gain on sale of $873 in 2003) and impairments of $7,117, $403 and $928 in 2003, 2002 and 2001, respectively	$(7,057)	$(9,577)	$385
Income tax benefit (expense)	2,586	578	(565)
Cumulative effect of change in accounting principle	—	(10,599)	—

Loss from discontinued operations	$(4,471)	$(19,598)	$(180)

4.     Reorganization

        In December 2001, the shareholders approved our legal and tax reorganization (the "Reorganization"). As a result of the Reorganization, we wrote off the remaining unamortized balance of $169,421,000 associated with an intangible asset related to the value of a paired share structure based on an analysis of the future net cash flows of tax benefits and the impact of the reversal of the "grandfathered paired share" tax treatment. Prior to December 2001, the intangible asset had been amortized over a 40 year period from the date it was acquired.

        On January 2, 2002, the Reorganization between LQ Corporation and LQ Properties was completed whereby LQ Properties became a subsidiary controlled by LQ Corporation while continuing as a REIT. As a result of the Reorganization, each outstanding share of common stock of LQ Properties was converted into one share of class B non-voting common stock of LQ Properties and is attached and trades as a single unit with the common stock of LQ Corporation that had previously been paired with the common stock of LQ Properties. The Reorganization was accounted for as a reorganization of two companies under common control with no revaluation of the assets and liabilities of the combining companies. Common control was established through operation of pairing provisions set forth in the charters of both LQ Corporation and LQ Properties under which the common stock of each company traded as a single unit and resulted in 100% ownership of approximately 143,083,000 shares each of the common stock of LQ Corporation and LQ Properties being held by the identical shareholders on November 6, 2001 (the record date) and thereby also facilitating the voting of the entities' shares in concert. In connection with the Reorganization, LQ Properties transferred approximately $81,000,000 of brand intangibles and related rights to La Quinta Franchise, LLC and La Quinta Worldwide, LLC (both 99% owned subsidiaries of LQ Properties before the transfer). In addition, at December 31, 2001, LQ Corporation owned 1,305,000 unpaired shares of LQ Properties as a result of a merger in 1997. In connection with the Reorganization, the 1,305,000 unpaired shares of LQ Properties owned by LQ Corporation were cancelled effective January 2, 2002. As part of the Reorganization, LQ Properties then transferred an approximate 98% interest in La Quinta Franchise, LLC and an approximate 40% interest in La Quinta Worldwide, LLC to LQ Corporation in exchange for approximately 9,430,000 unpaired shares of LQ Corporation common stock. LQ Properties' investment in the 9,430,000 shares of LQ Corporation common stock has been presented as contra equity on the accompanying LQ Properties' balance sheets as of December 31, 2003 and 2002.

        As a result of the transfer of a majority interest in La Quinta Franchise, LLC to LQ Corporation, La Quinta Franchise, LLC is consolidated into the financial statements of LQ Corporation. The net effect of these transactions was an approximate $15,000,000 and $42,000,000 reduction in LQ Properties' assets and shareholders' equity, respectively. As a result of the Reorganization, we recorded a one-time charge of approximately $196,520,000 in January 2002 to establish the net deferred tax liability of La Quinta and recognize the future impact of temporary differences between the book value and tax basis of the assets and liabilities, including net operating loss ("NOL") carryforwards of LQ Properties and LQ Corporation.

5.     Property and Equipment

        The following is a summary of our investment in property and equipment:

	December 31,
	2003	2002
	(In thousands)
Land	$360,623	$356,296
Buildings and improvements, net of accumulated depreciation of $486,574 and $381,551	1,770,652	1,911,505
Assets held for sale, net of accumulated depreciation of $1,070 and $5,334	12,474	25,346

	$2,143,749	$2,293,147

        At December 31, 2003 and 2002, the net book value of lodging property and equipment was $2,098,250,000 and $2,233,587,000, respectively. During the years ended December 31, 2003 and 2002, we expended approximately $39,078,000 and $101,918,000, respectively, in capital improvements related to lodging properties. Additionally, we recorded depreciation expense and write-offs of approximately $109,075,000, $105,007,000 and $101,648,000 for the years ended December 31, 2003, 2002 and 2001, respectively. For the years ended December 31, 2003, 2002 and 2001, we recorded impairments on held for use properties of $64,998,000, $41,810,000 and $8,683,000, respectively.

        At December 31, 2003 and 2002, the net book value of corporate property and equipment was $33,025,000 and $34,215,000, respectively. During the years ended December 31, 2003 and 2002, we expended $14,831,000 and $10,755,000, respectively, in capital improvements related to corporate property and equipment. Additionally, we recorded depreciation expense and write-offs on corporate property and equipment of approximately $16,021,000, $13,677,000 and $8,055,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        At December 31, 2003 and 2002, certain properties continued to be classified as held for sale. These properties were classified as held for sale prior to the initial application of SFAS 144 and are being accounted for under the transition provisions of SFAS 144 with respect to the inclusion of these properties' related results of operations in the companies' continuing operations. In addition, during the initial one year period, circumstances arose that resulted in some properties not selling by the end of that period. These properties continue to be actively marketed at a reasonable price given the change in market conditions and continue to be classified as properties held for sale. At December 31, 2003 and 2002, the estimated fair market value of properties held for sale was $12,474,000 and $25,346,000, respectively. During the years ended December 31, 2003, 2002 and 2001, we recorded additional impairments of $2,304,000, $660,000 and $53,089,000, respectively, related to properties held for sale. During the years ended December 31, 2003, 2002 and 2001, we sold five, nine, and six hotels (excluding hotels accounted for as discontinued operations under SFAS 144), respectively, with net book values of $11,826,000, $20,332,000 and $11,525,000, respectively. Net proceeds on these transactions were $11,647,000, $19,359,000 and $11,867,000, respectively, during the years ended December 31, 2003, 2002 and 2001. These transactions resulted in net losses of approximately $179,000 and $973,000 for the years ended December 31, 2003 and 2002, respectively, and in a net gain of approximately $342,000 for the year ended December 31, 2001.

        Additionally, during the years ended December 31, 2002 and 2001, we sold 64 and 99 healthcare facilities, respectively, with net book values of $187,822,000 and $493,252,000. Net proceeds on these transactions totaled $196,917,000 and $498,897,000 for the years ended December 31, 2002 and 2001, respectively, resulting in net gains of $9,095,000 and $5,645,000, respectively. In the years ended December 31, 2002 and 2001, a net impairment recovery of $5,839,000 and impairment expense of $30,049,000, respectively, were recorded related to the healthcare facilities.

        We continue to evaluate the assets in our total portfolio as well as to pursue an orderly disposition of our held for sale assets. There can be no assurance if or when sales will be completed or whether such sales will be completed on terms that will enable us to realize the full carrying value of such assets.

6.     Mortgages and Other Notes Receivable

        At December 31, 2003 and 2002, the net book value after impairment of mortgages receivable was $26,212,000. During the year ended December 31, 2002, we received $17,381,000 in principal payments on mortgages receivable comprised of:

  •
  $246,000 in monthly principal payments; and

  •
  $17,135,000 in principal payments on mortgages with a net book value of $15,882,000 (net of impairment balances of $4,003,000 previously recorded by La Quinta) received as a result of real estate asset transactions entered into by La Quinta pursuant to our previously announced plan to, among other things, dispose of our healthcare assets.

        These transactions resulted in a net gain of $1,253,000 included in other expenses (income).

        Also during the year ended December 31, 2002, we sold one mortgage receivable with a carrying value of $16,341,000 (net of previously recorded impairments of $8,753,000). Net proceeds on this transaction totaled $18,000,000 and consisted of:

  •
  $16,183,000 in cash; and

  •
  $1,817,000 of subordinated indebtedness due 2005, net of a discount of $183,000 (on the difference between the graduated 9.0% to 10.0% stated rate of interest and the 13.0% imputed interest rate). During 2003, we received proceeds of $2,000,000 for early payment of this indebtedness.

        This transaction resulted in a net gain of $1,314,000 included in other expenses (income).

        We recorded impairments of approximately $22,598,000 during 2001 on assets held in our mortgage portfolio. During the years ended December 31, 2003 and 2002, we recorded no additional impairments related to the mortgage portfolio based on anticipated proceeds, and review of current facts, circumstances and analysis. We currently intend to hold to maturity the remaining two mortgage loans with a combined net book value of $26,212,000 on corporate office buildings that serve as the headquarters for a healthcare operator. The interest income on these two facilities was approximately $592,000 and $774,000 for the years ended December 31, 2003 and 2002, respectively.

        At December 31, 2003 and 2002, the net book value of other notes receivable was $31,792,000 and $36,378,000, respectively. There were no impairments on other notes receivables for the year ended December 31, 2003. During the year ended December 31, 2002, we recorded impairments on other notes receivable of $100,000. Included in other notes receivable is a $31,632,000 subordinated note received as consideration in connection with the sale of certain healthcare assets during 2001. We currently intend to hold this note to maturity. Interest income on these notes was $4,426,000 and $4,149,000 for the years ended December 31, 2003 and 2002, respectively.

7.     Fees, Interest and Other Receivables

        The companies provide for a valuation allowance against their receivables. As of December 31, 2003 and 2002, the valuation allowance provided against trade and other receivables aggregated approximately $4,238,000 and $3,024,000, respectively.

8.     Other Assets

        Other assets (current and non-current) include the following as of December 31, 2003 and 2002, respectively:

  •
  Cash surrender value of life insurance of $0 and $18,669,000;

  •
  Prepaid expenses of $15,461,000 and $15,529,000;

  •
  Debt amortization costs and other deferred charges of $12,068,000 and $3,196,000; and

  •
  Miscellaneous other assets of $8,861,000 and $6,547,000.

        In January 2001, LQ Properties sold its investment in Nursing Home Properties Plc ("NHP Plc"), a property investment group that specializes in the financing, through sale and leaseback transactions, of nursing homes located in the United Kingdom. The investment included approximately 26,606,000 shares of NHP Plc, representing an ownership interest in NHP Plc of 19.99%, of which LQ Properties had voting rights with respect to 9.99%. Net proceeds of $7,737,000 were received and a loss of $22,000 was recorded as a result of the sale of this investment.

9.     Intangible Assets

        We have finite lived intangible assets related to our lodging trademarks, La Quinta, La Quinta Inns and La Quinta Inn & Suites. As part of the Reorganization (see note 4), we determined that there was no indication of impairment on these finite lived intangible assets and assigned them a useful life of 21 years (the remaining useful life of these intangibles was 17 years as of December 31, 2001). This change in the useful life did not have a material impact on the results of our operations. We test these intangibles for impairment annually or more frequently if the occurrence of an event or circumstance indicates impairment.

        The following table lists the gross carrying amount and accumulated amortization for our finite lived intangible assets:

	December 31,
	2003			2002			2001
	Gross Carrying Amount		Accumulated Amortization	Gross Carrying Amount		Accumulated Amortization	Gross Carrying Amount		Accumulated Amortization
	(In thousands)
Lodging trademark amortization	$81,150(a	)	$7,729	$81,150(a	)	$3,864	$98,108(a	)	$16,958

(a)
Reduction of beginning carrying value of $16,958,000 for 2002 is the result of recording the trademarks at their net book value as of January 2, 2002, the date of our Reorganization.

        For the years ended December 31, 2003, 2002, and 2001, the companies recognized $3,864,000, $3,864,000, and $4,905,000, respectively, of amortization expense related to finite lived intangible assets. The estimated amortization of finite lived intangible assets is $3,864,000 for each of the next five years ending December 31, 2008.

10.  Shareholders' Equity

        For the years ended December 31, 2003, 2002 and 2001, no distributions were made to shareholders of LQ Corporation common stock or LQ Properties Class B common stock.

        The 805,000 authorized shares of LQ Properties Series A Preferred Stock are entitled to quarterly dividends at the rate of 9% per annum of the $250 per share liquidation preference, of which 700,000 are issued and outstanding at December 31, 2003 and 2002. On and after June 17, 2003, the Series A Preferred Stock may be redeemed for cash at the option of LQ Properties, in whole or in part, at a redemption price of $250 per share, plus accrued and unpaid dividends, if any, to the redemption date.

        During 1999, LQ Properties issued 1,000 shares of 9% Series B Cumulative Redeemable Convertible Preferred Stock (the "Series B Preferred Stock") with a par value of $0.10 per share in connection with the acquisition of TeleMatrix, Inc. The Series B Preferred Stock is entitled to quarterly dividends at the rate of 9% per annum of the $25,000 per share liquidation preference. On and after October 7, 2004, the Series B Preferred Stock may be redeemed for cash at the option of LQ Properties, in whole or in part, at a redemption price of $25,000 per share, plus accrued and unpaid dividends, if any, to the redemption date. The Series B Preferred Stock is convertible, at the option of the holder, into paired common shares on October 7, 2004 or the first day that dividends on any shares of Series B Preferred Stock are in arrears for six or more dividend periods. Each share of Series B Preferred Stock converts into 2,680 paired common shares. The conversion ratio may be adjusted from time to time as defined. These shares were exchanged for depositary shares representing LQ Properties Series A Preferred Stock on January 23, 2004 pursuant to an Exchange Agreement entered into during December 2003 (see note 23).

        The following classes of preferred stock, excess stock and common stock are authorized for which no shares were issued or outstanding at December 31, 2003 and 2002:

        LQ Corporation Preferred Stock $0.10 par value; 6,000,000 shares authorized;

        LQ Corporation Excess Stock $0.10 par value; 25,000,000 shares authorized; and

        LQ Properties Excess Stock $0.10 par value; 25,000,000 shares authorized.

        During each of the years ended December 31, 2003, 2002 and 2001, LQ Properties paid dividends of approximately $15,750,000 to holders of its 9.00% Series A and approximately $2,250,000 to holders of its 9.00% Series B Cumulative Redeemable Preferred Stock.

        During the year ended December 31, 2003, LQ Properties paid dividends of $30,000,000 to the sole holder of its class A common stock, LQ Corporation. In addition, its consolidated subsidiary, La Quinta Worldwide, LLC ("LQ Worldwide"), made periodic proportional distributions totaling approximately $4,909,000 to LQ Corporation, which holds a 40.6% interest in LQ Worldwide.

        During the years ended December 31, 2003 and 2002, La Quinta repurchased 347,800 and 1,568,900 shares of paired common shares at an average price of $3.85 per paired share and $4.95 per paired share, respectively.

        On July 15, 2002, our shelf registration statement on file with the SEC became effective. Under the shelf registration statement, either or both of LQ Corporation and LQ Properties may offer, from time to time, in one or more offerings the following securities:

  •
  debt securities, which may be senior or subordinated;

  •
  shares of common stock;

  •
  shares of preferred stock;

  •
  depositary shares; and

  •
  warrants exercisable for debt securities, common stock or preferred stock.

        On November 24, 2003, we issued 34,500,000 shares of paired common shares for net proceeds of $184,294,0000 under this shelf registration statement.

11.  Fair Value of Financial Instruments

        Fair value estimates are subjective in nature and are dependent upon a number of significant assumptions associated with each financial instrument or group of financial instruments. Because of a variety of permitted calculations and assumptions regarding estimates of future cash flows, risks, discount rates and relevant comparable market information, reasonable comparisons of the companies' fair value information with other companies cannot necessarily be made nor do they necessarily indicate the amounts that could be realized in current market exchanges.

        The following methods and assumptions were used for real estate mortgages, other notes receivable, held-to-maturity investments in certain securities and long term indebtedness to estimate the fair value of financial instruments for which it is practicable to estimate value.

        The fair value of real estate mortgages has been estimated by discounting future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the companies' real estate mortgages amounted to approximately $26,347,000 and $26,358,000 as of December 31, 2003 and 2002, respectively. The carrying value of the mortgages was $26,212,000 as of December 31, 2003 and 2002.

        The fair value of other notes receivable has been estimated by discounting future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the companies' other notes receivable amounted to approximately $33,304,000 and $35,419,000 as of December 31, 2003 and 2002, respectively. The carrying value of the notes was $31,632,000 and $33,118,000 as of December 31, 2003 and 2002, respectively.

        The fair value of our held-to-maturity investments in 7.114% Exercisable Put Option Securities has been estimated based on market quotes obtained from brokers. The fair value of this investment was $124,936,000 and $56,366,000 at December 31, 2003 and 2002, respectively. The carrying value of this investment was $122,175,000 and $56,366,000 at December 31, 2003 and 2002, respectively.

        Market quotes obtained from brokers were used to estimate the fair value of the companies' existing debt. The fair value of the companies' indebtedness, including the call option premium on the 7.114% notes due in 2011 of $26,500,000 and $22,580,000 at December 31, 2003 and 2002, respectively, amounted to approximately $967,358,000 and $738,831,000 as of December 31, 2003 and 2002, respectively. The carrying value of the debt was $895,154,000 and $721,084,000 as of December 31, 2003 and 2002, respectively.

12.  Indebtedness

        Indebtedness at December 31, 2003 and 2002 was as follows:

	December 31,
	2003	2002
	(In thousands)
Notes payable:
Principal payments aggregating $41,000 due from September 2005 to September 2015, bearing interest at rates between 7.510% and 8.625%	$40,500	$56,611
Principal payments aggregating $19,541 due in March 2004, bearing interest at 7.25%	19,547	64,051
Principal payments aggregating $100,000 due in September 2005, bearing interest at 7.40%	99,983	99,973
Principal payments aggregating $50,000 due in February 2007, bearing interest at 7.27%	50,000	50,000
Principal payments aggregating $160,000 due in August 2007, bearing interest at 7%	160,000	160,000
Principal payments aggregating $50,000 due in April 2008, bearing interest at 7.33%	50,000	50,000
Principal payments aggregating $325,000 due in March 2011, bearing interest at 8.875%	325,000	—
Principal payments aggregating $150,000 due in August 2011 (redeemable in August 2004 at the option of the note holder), bearing interest at 7.114%	150,000	150,000
Principal payments aggregating $124 due in September 2026, bearing interest at 7.82%	124	90,449

	$895,154	$721,084

        The notes payable are presented gross of unamortized debt issuance costs of $11,854,000 and $2,952,000 at December 31, 2003 and 2002, respectively. Debt issuance costs are amortized on a straight-line basis (which approximates the effective interest method). Amortization expense amounted to $2,686,000, $6,749,000, and $5,680,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and is reflected in interest expense.

Notes Payable

        During the year ended December 31, 2003, we repaid approximately $150,810,000 in principal on notes payable scheduled to mature (or that were redeemable at the option of the holders) on September 10, 2003, September 26, 2003, and March 15, 2004. During 2003, we issued $325,000,000 of senior notes bearing a coupon rate of 8.875% and having a maturity of March 15, 2011. These notes were issued by LQ Properties and guaranteed by LQ Corporation. These notes are subject to, among other types of covenants, certain restrictive financial incurrence covenants, such as limitations on the incurrence of indebtedness (pro forma fixed charge coverage ratio must exceed 2.0 times, excluding certain adjustments in order to incur additional debt) and restricted payments (generally limited to 95% of funds from operations as it is defined in the indenture pursuant to which the notes were issued). In addition to the financial covenants, the indenture also includes, among other limitations, limitations on asset sales, issuances of certain capital stock, sale and leaseback transactions and affiliate transactions.

        Included in notes payable is $150,000,000 principal amount of 7.114% notes, due in August 2011, which are repayable by LQ Properties in August 2004 at the option of the Trust. The Securities, which have pass-through characteristics, represent beneficial interests in the Trust that holds the Notes. The Trust was established as part of a 1997 financing to hold the Notes. LQ Properties is both the owner of securities issued by the Trust as well as the issuer of the Notes owed to the Trust. If the Notes are still outstanding from and after August 15, 2004, the interest rate will increase by a spread amount, as defined in the indenture, over the current 7.114% interest rate (the "Interest Rate to Maturity"). A third party (the "Call Holder") has the option to purchase the Notes at 100% of their principal amount on August 15, 2004 (the "Call Option"). If the Call Holder exercises the Call Option, we may repurchase the Notes from the Call Holder at a price equal to the greater of (a) 100% of the principal amount of the Notes or (b) the sum of the present values of the remaining principal and interest payments (at the 7.114% coupon rate) discounted at the rate of U.S. Treasury securities having maturities similar to the remaining term of the Notes, plus in either case accrued and unpaid interest. The estimated fair value of the repurchase of the Notes from the Call Holder is approximately $176,500,000 and $172,580,000 at December 31, 2003 and 2002, respectively. The Trust has the right to require us to purchase all of the Notes at 100% of their principal amount on August 15, 2004 (the "Put Option"). The Trust is required to exercise the Put Option if (a) the Call Holder fails to exercise the Call Option or (b) the Call Holder exercises the Call Option but fails to make payment on the date required. As of December 31, 2003 and 2002, LQ Properties owned $122,175,000 and $56,366,000, respectively, of the Securities issued by the Trust. Accordingly, if the Call Option is exercised and LQ Properties does not exercise its repurchase rights described above, LQ Properties will have a non-callable $150,000,000 obligation that matures in August 2011, and will bear interest at the Interest Rate to Maturity. In this event, we will receive a $122,175,000 contemporaneous distribution from the Trust, representing a portion of the price paid by the Call Holder to the Trust upon exercise of the Call Option. Upon the initial application of SFAS No. 133, "Accounting for Derivative Instruments and Hedge Accounting" ("SFAS 133"), LQ Properties determined that the Call Option, Put Option, repurchase, and reset of interest did not meet the characteristics of derivative instruments as defined in SFAS 133. During the year ended December 31, 2003, we reclassified the owned Securities on our consolidated balance sheets from being netted against long-term debt to investments in securities at December 31, 2003 and 2002. The Securities were also reclassified on our consolidated statements of cash flows from repayment of long-term debt to purchases of securities as of December 31, 2003 and 2002.

        During the year ended December 31, 2002, we repaid approximately $122,588,000 in principal on notes payable scheduled to mature (or that were redeemable at the option of the holder) in August 2002, September 2003, March 2004 and August 2004. In addition, during 2002, we waived our purchase option on a $2,500,000 capital lease asset and related obligation and as a result removed the asset and liability from the balance sheet as of December 31, 2002. The lease will be accounted for as an operating lease going forward and future payments on the lease will be recorded as rent expense.

        The aggregate maturities of notes payable at December 31, 2003 are as follows:

Year	Debt
(In thousands)
2004(1)	$169,547
2005	115,983
2006	20,000
2007	210,000
2008	50,000
2009 and thereafter	329,624

Total debt	$895,154

(1)
Assumes the Trust exercises the Put Option in 2004, or the Call Option is exercised and LQ Properties exercises its repurchase rights.

Bank Notes Payable

        Effective November 12, 2003, the companies refinanced the previous credit agreement that originally provided for a $225,000,000 revolving line of credit (the "2001 Credit Facility"), and entered into an amended and restated credit agreement with a bank group, which provides for a $150,000,000 revolving line of credit (the "2003 Credit Facility"). Borrowings under the 2003 Credit Facility initially bear interest at London Interbank Offered Rate ("LIBOR") plus 3.00%. This 2003 Credit Facility matures on April 30, 2007. Approximately $129,954,000 (net of $20,046,000 outstanding letters of credit) was available under the 2003 Credit Facility at December 31, 2003. Of the $20,046,000 of letters of credit, approximately $15,380,000 support insurance arrangements and approximately $4,666,000 guarantee the payment of principal and interest on industrial revenue bonds, which are the obligation of an unrelated third party (see note 15). During the year ended December 31, 2003, we borrowed and repaid $35,000,000 under the 2001 Credit Facility.

        The 2003 Credit Facility, as amended, contains several restrictive financial covenants (as defined in the credit agreement) of which we are in compliance with at December 31, 2003, and include the following:

  •
  maximum net debt to EBITDA (total leverage) ratio of 5.35 times, decreasing to 4.50 times by 2007;

  •
  minimum interest coverage ratio of 2.10 times, increasing to 2.40 times by 2007;

  •
  minimum fixed charge coverage ratio of 1.35 times, increasing to 1.55 times by 2007; and

  •
  minimum consolidated tangible net worth of $700,000,000.

        In addition to the financial covenants, the 2003 Credit Facility also includes limitations on capital expenditures, asset sales, secured debt, certain investments, common stock dividends, and debt and share repurchases. The 2003 Credit Facility is collateralized by the stock of our subsidiaries and intercompany debt evidenced by notes.

        During the year ended December 31, 2002, we were a party to the 2001 Credit Facility with a bank group that provided for a $150,000,000 term loan and a $225,000,000 revolving line of credit. The 2001 Credit Facility matured on May 31, 2003 and was extended through January 4, 2004 as a result of the March 5, 2003 amendment. On March 29, 2002, we made a scheduled payment of $2,490,000 on the term loan. On June 10, 2002, we repaid the entire remaining balance on the term loan of $142,530,000 with proceeds from the sale of our healthcare assets. In addition to accrued interest, the 2001 Credit Facility required a prepayment premium of 0.5%, or $713,000, which is included in other expense as a loss on early extinguishment of debt.

        On August 23, 2002, we borrowed $7,000,000 under the 2001 Credit Facility at a rate of 1-month LIBOR plus 3.25% and subsequently paid the entire amount on August 30, 2002 with proceeds from one healthcare asset sale. On September 27, 2002, we borrowed $5,000,000 under the 2001 Credit Facility at the base rate option of Prime plus 1.75% and subsequently repaid the entire amount on September 30, 2002 with funds from operations.

        We obtained an amendment to the 2001 Credit Facility on March 29, 2002 that relaxed the maximum total leverage ratio and minimum fixed charge coverage ratio covenants through March 31, 2003, and reduced the minimum lodging EBITDA covenant to $160,000,000 through December 31, 2002. The minimum lodging EBITDA covenant increased to $180,000,000 for 2003 and thereafter. The amendment also included modifications to certain definitions and other provisions in the 2001 Credit Facility. In addition to the financial covenants, the 2001 Credit Facility also included limitations on capital expenditures, asset sales, secured debt, certain investments, common stock dividends, and debt and share repurchases.

        On March 5, 2003, the 2001 Credit Facility was amended for a second time, which resulted in an extension of the maturity date to January 4, 2004, a reduction in the commitment amount to $125 million, an elimination of the minimum lodging EBITDA covenant and modification of other covenants and provisions.

Bonds and Mortgages Payable

        During the years ended December 31, 2002 and 2001, we repaid $8,499,000 and $30,464,000 in principal on bonds and mortgages payable, respectively, from operating cash flow. As of December 31, 2003 and 2002, the company did not have any bonds and mortgages payable. During the year ended December 31, 2001, $2,990,000 of bonds payable were assumed by a third party in connection with the sale of a healthcare asset.

Interest Rate Swap Agreement

        We did not have any interest rate swap agreements in place during 2003 and 2002. During 2001, we were a fixed rate payor of 5.7% under an interest rate swap agreement with a notional amount of $400,000,000 and received a variable rate of 5.056%. The interest rate swap was not designated as a hedging instrument and, accordingly, a net charge to earnings of $1,236,000 was recorded, comprised of an increase in interest expense of approximately $2,092,000 and a partially offsetting entry to reflect the cumulative effect of a change in accounting principle (based on the fair value at January 1, 2001) of $856,000. On June 27, 2001, we settled our interest rate swap agreement at its fair market value of approximately $566,000, and recorded a reduction to interest expense of $670,000 to record the difference between the recorded liability and the fair market value on the date of settlement.

13.  Other Expense (Income)

        For the years ended December 31, 2003, 2002 and 2001, other expense (income) consisted of the following:

	For the year ended December 31,
	2003	2002	2001
	(In thousands)
Reorganization:
Employee severance and related employment costs	$—	$861	$22,450
Professional, external consulting, and other fees	—	—	7,338

Reorganization and related expenses	—	861	29,788

Other:
Provision for loss on interest and other receivables	—	1,900	14,713
Bad debt recoveries	(29)	(19)	(3,178)
Gain on sale of assets and related costs	(1,292)	(10,296)	(10,133)
Loss (gain) on early extinguishments of debt	6,393	1,029	(935)
Gain on settlement	—	(5,442)	—
Other	3,079	(2,654)	1,173

Other	8,151	(15,482)	1,640

Total other expense (income)	$8,151	$(14,621)	$31,428

        Other expense (income) is comprised of the following:

  •
  We recognized gains related to the sale of property and equipment of $1,292,000, $7,729,000 and $5,730,000 for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, mortgage repayments resulted in gains of $2,567,000 and $4,425,000 for the years ended December 31, 2002 and 2001, respectively. We recorded a loss on the sale of an equity security of $22,000 for the year ended December 31, 2001.

  •
  During 2003, we recorded approximately $3,079,000 of expense comprised primarily of $1,448,000 of expenses related to a change in actuarial assumptions on deferred compensation agreements, a gain of $1,209,000 on proceeds from the surrender of certain key man and split dollar life policies, and expense of $2,906,000 related to the termination and on-going settlement of the La Quinta Retirement Plan (the "Retirement Plan").

  •
  During 2002, we recorded employee severance and other related employment costs of $861,000 related to a reduction in staff at our San Antonio reservations call center of approximately 70 employees in response to the travel industry's move toward online reservations and a decline in call volume. During 2001, we recorded employee severance and other related employment costs of $22,450,000 of which $3,085,000 was incurred in connection with the elimination of approximately 60 corporate positions from the lodging segment and separation agreements with two former senior executives of the companies. The remaining $19,365,000 of employee severance and other related employment costs incurred in 2001 were related to severance and retention incentive compensation earned by the healthcare segment employees based on achievement of healthcare asset sales goals and compliance with specified employment terms to facilitate the sale of substantially all healthcare assets and substantially closing the Needham, Massachusetts office by December 2002.

  •
  During 2002, we settled obligations and receivables related to properties previously sold that resulted in a gain of approximately $5,442,000. As part of the settlement, we received a $2,300,000 recovery on receivables previously written off and our obligation of approximately $3,142,000, with respect to certain contingent liabilities related to prior healthcare asset sales, was relieved.

  •
  During 2002, we recorded approximately $2,185,000 of other income to adjust previously recorded estimated costs related to our pending exit of our healthcare operations. In addition, we recorded a gain of approximately $469,000 on proceeds from the surrender of a key man life insurance policy.

  •
  During 2001, we recorded approximately $1,173,000 of expense related to the impending settlement of our Retirement Plan.

  •
  During 2001, we recorded approximately $7,338,000 of other expense comprised primarily of $7,136,000 in professional and consulting fees incurred in connection with our Reorganization.

        Changes in accrued reorganization costs were as follows:

	Severance and Employment Costs	Other	Total
	(In thousands)
December 31, 2000	$1,061	$—	$1,061
Expense recorded	26,286	3,300	29,586
Payments	(9,307)	—	(9,307)

December 31, 2001	18,040	3,300	21,340
(Income) expense recorded	(105)	966	861
Payments	(16,510)	(1,766)	(18,276)
Accrual adjustments	(265)	(390)	(655)

December 31, 2002	1,160	2,110	3,270
Payments	(730)	(297)	(1,027)
Accrual adjustments	24	(534)	(510)

December 31, 2003	$454	$1,279	$1,733

14.  Third-party Lease Commitments

        LQ Properties leases properties it owns to third-parties, which are generally operated as restaurants. These leases are accounted for as operating leases and expire over a period from 2004 to 2019 and provide for minimum rent and contingent rent based on a percentage of annual sales in excess of stipulated amounts.

        LQ Properties' future minimum rents at December 31, 2003, to be received under non-cancelable operating leases, are as follows:

Year ending December 31,	Non-Cancelable Operating Leases
(In thousands)
2004	$4,888
2005	4,595
2006	3,963
2007	3,057
2008	2,056
Thereafter	5,995

Total	$24,554

        Total LQ Properties' rental income for the years ended December 31, 2003, 2002 and 2001 was approximately $5,891,000, $6,131,000 and $6,598,000, respectively, of which approximately $646,000, $860,000 and $993,000, respectively, was contingent rent.

        LQ Properties is committed to third parties for certain ground lease arrangements that contain contingent rent provisions based upon revenues and also certain renewal options at fair market value at the conclusion of the initial lease terms. The leases extend for varying periods through 2014. Future minimum rental payments required under operating ground leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year ending December 31,	Operating Ground Leases
(In thousands)
2004	$582
2005	505
2006	505
2007	505
2008	385
Thereafter	7,788

Total	$10,270

        Total rent for ground leases was approximately $742,000, $703,000 and $474,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        LQ Corporation leases certain non-hotel real estate and equipment for the hotels' operations under various lease agreements. The leases extend for varying periods through 2009 and generally are for a fixed monthly amount. LQ Corporation's future minimum rents at December 31, 2003, payable under non-hotel non-cancelable operating leases, are as follows:

Year ending December 31,	Non-Hotel Non- Cancelable Operating Leases
(In thousands)
2004	$2,260
2005	2,247
2006	2,272
2007	2,341
2008	2,376
Thereafter	1,737

Total	$13,233

        Total rent expense for operating leases was approximately $3,012,000, $2,848,000 and $2,887,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

15.  Commitments and Contingencies

        On June 27, 2001, a complaint was filed in the United States District Court for the District of Massachusetts, entitled Steadfast Insurance Co. v. Meditrust Corp., et al. (Civ. Action No. 01-CV-11115-MEL). On November 30, 2001 that complaint was amended, and the amended complaint was entitled Steadfast Insurance Co. v. La Quinta Properties, Inc. (Civ. Action No. 01-CV-11115-MEL). The complaint and the amended complaint were filed by plaintiff under seal. LQ Properties accepted service of the amended complaint on December 19, 2001 and filed an answer and counterclaim on April 3, 2002. The plaintiff, which claims to be the subrogee or assignee of the claims of various entities, alleges purported causes of action including breach of contract, negligence, violation of 15 U.S.C. § 771, violation of Mass. Gen. L. c. 110 § 410, negligent misrepresentation and violation of Mass. Gen. L. c. 93A, § 11, arising out of an alleged misrepresentation in the offering memorandum for Meditrust Corporation's 7.114% Exercisable Put Option Securities. The amended complaint sought approximately $15,000,000 plus other potential damages. LQ Properties filed a motion for summary judgment on June 27, 2002. On June 4, 2003, the Court issued an order granting in full LQ Properties' motion for summary judgment, denying the plaintiff's motion for summary judgment, and dismissing in its entirety the plaintiff's case against LQ Properties. The plaintiff filed a notice of appeal. In November 2003, the parties attended mediation, and although a written settlement agreement has not been reached, we anticipate that the ultimate resolution of this matter will not be material to our consolidated financial position or results of operations.

        In January 2002, KSL Desert Resorts, Inc. filed a legal action in the United States District Court for the Central District of California against LQ Corporation, et al. (No. CV-02-007 RT (SGLx). The plaintiff, which uses the name "La Quinta Resort & Club" for a destination resort and country club located in La Quinta, California, claims that LQ Corporation has infringed its alleged trademark rights, among other allegations, notwithstanding our "incontestable" federal trademark registrations of the mark "La Quinta" and other marks including the mark "La Quinta" for hotel and motel services. The plaintiff seeks an injunction to prevent La Quinta, our agents, servants, employees, and our attorneys from using the mark "La Quinta" in Palm Springs, in the Coachella Valley, or throughout the United States. The plaintiff also seeks to cancel our federal trademark registrations that include the phrase "La Quinta" and to require destruction of any items under our control, which include the phrase "La Quinta." In October 2002, the defendants filed an answer denying the material allegations in the complaint and asserting several affirmative defenses, including defenses alleging that the plaintiff is estopped from asserting its actions. The defendants also filed counterclaims seeking to cancel plaintiffs federal trademark registrations using the "La Quinta" name for its destination resort and club. During settlement negotiations, the parties had reached apparent tentative settlement agreements, but those efforts have failed to result in a final and binding agreement. The action remains in the pretrial stage and the Court has stayed proceedings until March 2004, to allow time for the parties to conduct a mediation of the dispute. If the mediation is unsuccessful in settling or satisfactorily resolving the dispute, we intend to vigorously defend the complaint and pursue our counterclaims. We cannot currently estimate the potential loss and/or range of potential loss from this matter.

        We are party to certain claims involving healthcare facilities formerly owned by LQ Properties that were leased to and operated by third-party operators. Although we required our third-party operators to maintain insurance coverage insuring LQ Properties' interests in the facilities as well as their own, this insurance coverage may not be adequate to fully protect us. We have been notified that one of the companies providing such insurance coverage, Reliance Insurance Company, was ordered into liquidation on October 3, 2001. Although we cannot predict what effect the liquidation of Reliance Insurance Company will have on pending claims, we do not consider our ultimate liability with respect to any one of these claims or lawsuits, as well as any other uninsured claim or lawsuit involving healthcare facilities formerly owned by LQ Properties that were leased to and operated by third-party operators, to be material in relation to our consolidated financial condition or operations.

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

        Under certain franchise agreements or joint venture agreements, we committed to provide certain incentive payments, loans, reimbursements, rebates and other payments, to help defray the cost of construction, marketing and other costs associated with opening and operating a La Quinta hotel. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise or joint venture agreements. As of December 31, 2003, we had approximately $8,000,000 in outstanding commitments of financial assistance to various franchisees, of which approximately $5,000,000 has been funded. The unamortized balance of amounts funded on incentive payments is included in Other Non-current Assets. These agreements generally require that, in the event that the franchise relationship is terminated, the franchisee either repay the outstanding loan balance or unamortized portion of the incentive payment, or transfer to us any equipment, computer or other property purchased by the franchisee with the incentive payment.

        We had purchase commitments related to certain continuing redevelopment and renovation projects of approximately $15,838,000 as well as technology, marketing and other services of approximately $100,612,000 of which $29,039,000 pertain to 2004 at December 31, 2003.

        We have provided a letter of a letter of credit, which guarantees the payment of certain industrial revenue bonds aggregating approximately $4,500,000 that is the obligation of an unrelated third party. During 2003, we have continued to provide standby letters of credit under our 2003 Credit Facility for the benefit of the trustee of the bonds in the amount of $4,666,000 (consisting of $4,500,000 of principal and $166,000 of interest). As part of the agreement to provide a letter of credit, the unrelated third party has provided La Quinta with collateral in all property and equipment of the related healthcare facility currently estimated to have a fair value of approximately $500,000. Due to concern that the unrelated third party will not be able to meet its obligations as they become due and stay in operation, there is a probability that La Quinta will be required to perform under the obligation. At December 31, 2003, La Quinta is carrying a liability of approximately $4,200,000 in connection with the obligation.

16.  Stock Based Employee Compensation

Stock Option and Incentive Plan

        On December 20, 2001, our shareholders approved the La Quinta Corporation 2002 Stock Option and Incentive Plan (the "2002 Stock Option Plan"). The 2002 Stock Option Plan authorized LQ Corporation and LQ Properties to issue, pursuant to various types of stock incentive awards, a maximum amount of 6,900,000 paired shares (the "Available Shares"). No more than 25% of the Available Shares will be available for grants in the form of awards other than options. The number of paired shares reserved for issuance under the 2002 Stock Option Plan is subject to adjustment for stock splits, stock dividends and similar events.

        The 2002 Stock Option Plan replaced the La Quinta Properties, Inc. Amended and Restated 1995 Share Award Plan (the "La Quinta Properties 1995 Plan") and the La Quinta Corporation Amended and Restated 1995 Share Award Plan (the "La Quinta Corporation 1995 Plan") (collectively the "1995 Plans") although it will not affect any awards previously granted under either of these plans and forfeited shares from the 1995 Plans are available for reissue under the 2002 Stock Option Plan. As of December 31, 2003, 6,433,000 options and 1,485,000 restricted shares were outstanding under the 2002 Stock Option Plan; 2,775,000 options and no restricted shares were outstanding under the La Quinta Properties 1995 Plan; and 3,780,000 options and 348,000 restricted shares were outstanding under the La Quinta Corporation 1995 Plan. At December 31, 2003, there were 751,000 shares available for future grant under the 2002 Stock Option Plan.

        Eligibility under the 2002 Stock Option Plan is limited to full or part-time officers, other employees, independent directors and key persons (including consultants and prospective employees) of the companies and its subsidiaries as determined from time to time by the Compensation Committee of the Boards of Directors of La Quinta (the "Committee") at its sole discretion. In the event of "mergers and other transactions," as defined by the 2002 Stock Option Plan, all outstanding options granted under the plan shall terminate, with the grantee having the right to exercise all outstanding options held by the grantee within a specified period of time prior to the consummation of the "sale event," as defined by the 2002 Stock Option Plan. In the event of a "change of control," as defined by the 2002 Stock Option Plan, (1) each option shall become fully vested, (2) all shares of restricted stock and all deferred stock awards shall immediately vest free of restrictions, and (3) each performance share award shall become payable to the grantee.

        Stock options granted under the 2002 Stock Option Plan may be either incentive stock options or non-qualified stock options. Incentive stock options may be granted only to employees of the companies or any of their subsidiary corporations or their respective consultants. To the extent that any option does not qualify as an incentive stock option, it shall be deemed a non-qualified stock option. The exercise price per paired share for each stock option grant shall not be less than 100% of the fair market value on the date of grant. The term of each stock option shall be fixed by the Committee, but no stock option shall be exercisable more than ten years after its grant date. Options granted under the 2002 Stock Option Plan vest according to a schedule determined by the Committee. The Committee has discretion to accelerate the exercise date of all or any portion of any stock option grant. Options outstanding at December 31, 2003 expire in 2004 through 2012.

Employee Stock Purchase Plan

        In 2002, LQ Corporation initiated a non-qualified Employee Stock Purchase Plan (the "ESPP") for all eligible employees. Employees are eligible if they are, on the first day of the offering period, (1) full-time employees of LQ Corporation or a designated subsidiary as defined by the ESPP, or (2) part-time employees working more than 20 hours per week for more than five months per year, and (3) have been employed for at least 30 consecutive days. Under the ESPP, shares of the companies' common stock may be purchased at 85% of the market value, as defined by the ESPP, on the day of purchase.

Employees may purchase attached shares having a value not to exceed 10% of their annual gross compensation or $25,000, whichever is lower. The first offering under the ESPP occurred on March 1, 2002 and ended on February 28, 2003. There were no shares purchased under the ESPP during 2002 or 2001. At December 31, 2003, approximately 339,000 shares were reserved for future issuance under the ESPP.

Restricted Stock Performance Awards

        Restricted stock performance awards have been granted under the plans. The shares carry voting and dividend rights; however, sale of the shares is restricted prior to vesting. Subject to continued employment, vesting generally occurs after three to four years from the date of grant upon the passage of time, achievement of performance goals as defined, or as the Committee may determine.

        A summary of the companies' restricted stock activity and related information follows:

	For the year ended December 31,
	2003		2002		2001
	Shares (000's)	Weighted Average Grant Date Fair Value Per Share	Shares (000's)	Weighted Average Grant Date Fair Value Per Share	Shares (000's)	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	1,435	$3.43	1,664	$2.97	1,710	$2.82
Granted	1,385	3.98	400	5.21	213	4.18
Vested	(977)	2.65	(468)	5.76	—	—
Forfeited	(10)	2.83	(161)	3.84	(259)	4.67

Outstanding at end of year	1,833	$4.27	1,435	$3.43	1,664	$2.97

        For the years ended December 31, 2003, 2002 and 2001, amortization of unearned restricted stock compensation was $2,223,000, $2,549,000 and $1,376,000, respectively. The unamortized portion is included in unearned compensation.

Stock Option Awards

        The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001: dividend yield of 0.0% and expected volatility factor of the expected market price of our common stock of 54%, 57% and 58%, respectively. Other assumptions used in the Black-Scholes analysis include risk-free interest rates of 2.5%, 2.9% and 3.4% in 2003, 2002 and 2001, respectively, and an expected life of four years for each grant.

        A summary of the companies' stock option activity and related information follows:

	For the year ended December 31,
	2003		2002		2001
	Shares (000's)	Weighted Average Exercise Price Per Share	Shares (000's)	Weighted Average Exercise Price Per Share	Shares (000's)	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	9,494	$6.57	8,921	$7.01	8,116	$9.46
Granted	4,619	4.15	1,827	4.94	3,003	5.16
Exercised	(167)	3.65	(427)	2.30	(23)	3.31
Forfeited/cancelled	(958)	19.96	(827)	7.86	(2,175)	15.35

Outstanding at end of year	12,988	$4.76	9,494	$6.57	8,921	$7.01

Options exercisable at year end	5,583		4,326		2,277
Weighted average fair value of options granted during the year		$1.93		$2.41		$2.44

        The following table summarizes information about fixed stock options outstanding at December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
	Number Outstanding at 12/31/03 (000's)		Weighted Average Exercise Price	Number Exercisable at 12/31/03 (000's)	Weighted Average Exercise Price
Range of exercise prices:
$0.00 - $3.65	1,953	6.6	$3.06	1,656	$3.04
$3.65 - $7.29	10,654	8.2	4.84	3,550	5.46
$7.29 - $10.94	144	8.0	7.69	140	7.69
$10.94 - $14.58	237	4.9	13.43	237	13.43

	12,988	7.9	$4.76	5,583	$5.13

17.  Pension Plan, Retirement and Other Benefits

        The companies have savings plans that qualify under Section 401(k) of the Code under which eligible employees are entitled to participate up to a specified annual maximum contribution level. The companies match a portion of such contributions that amounted to approximately $1,006,000, $1,018,000 and $1,095,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        LQ Properties entered into the Retirement Plan during 1996. On October 23, 2000, the boards of directors approved the termination of the Retirement Plan effective December 31, 2000. During the years ended December 31, 2003, 2002 and 2001, we recorded approximately $2,906,000 of expense, $270,000 of income and $1,173,000 of expense, respectively, related to adjustments to the liability associated with the Retirement Plan.

        Subsequent to the termination of the Retirement Plan, the companies accounted for the plan assets on a liquidation basis. The companies recorded amounts, net of federal income tax, in other comprehensive income arising from changes in the minimum pension liability of approximately $1,071,000 income, $218,000 loss and $132,000 income, for the years ended December 31, 2003, 2002 and 2001, respectively. The companies expect to make a final contribution to the Retirement Plan of approximately $3,900,000 prior to the final distribution of its assets to the participants based on actuarial estimates to date. The final amount of this distribution and obligation may vary from amounts estimated due to the impact of changes in interest rates through completion of the distribution. We began distributing the Retirement Plan assets in August of 2003 and expect that the remaining Retirement Plan assets will be distributed during 2004.

        On November 1, 2001, the companies entered into a Supplemental Executive Retirement Plan agreement with an executive of the companies for a retirement benefit of $8,638,000 upon retirement, as defined in the agreement. The companies funded $1,514,000 of the obligation during each year ended December 31, 2003 and 2002, into a Rabbi Trust, which is presented in other non-current assets. The companies recorded liabilities under the agreement of approximately $3,469,000 and $1,885,000 for the years ended December 31, 2003 and 2002, respectively, which are presented in other non-current liabilities. Expenses totaling approximately $1,595,000, $1,608,000 and $266,000 were recorded during the years ended December 31, 2003, 2002 and 2001, respectively. No benefit payments occurred during each of the years ended December 31, 2003, 2002 and 2001.

        La Quinta currently carries a liability of approximately $3,100,000 related to deferred compensation agreements with certain employees of the former Santa Anita Realty Enterprises, Inc. and Santa Anita Operating Company. These agreements became obligations of the companies as a result of the Santa Anita merger transaction of November 5, 1997 whereby Meditrust merged into Santa Anita Realty

Enterprises, Inc. (now LQ Properties) and Meditrust Operating Company merged into Santa Anita Operating Company (now LQ Corporation). Expenses totaling approximately $1,448,000 were recorded during the year ended December 31, 2003. No expense was recorded in 2002 or 2001. Benefit payments for the years ended December 31, 2003, 2002 and 2001 were approximately $630,000, $633,000 and $655,000, respectively.

        During 1995, LQ Properties entered into a Split-Dollar Life Insurance Agreement with a trust established by the then Chairman and Chief Executive Officer, pursuant to which LQ Properties agreed to advance policy premiums on life insurance policies paying a death benefit to the trust. LQ Properties is entitled to reimbursement of the amounts advanced, without interest, which right is collateralized by an assignment of the life insurance policies and a personal guarantee of the former Chairman in the amount of the excess, if any, of the premiums paid by LQ Properties over the cash surrender value of the insurance policies. The cash surrender value of the life insurance policies was included in other assets. As of December 31, 2002, LQ Properties had taken loans of $14,000,000 against the cash surrender value of the policies, which were included in other non-current liabilities.

        During 2003, LQ Properties surrendered the Split-Dollar Life Insurance Policies and extinguished all assets and liabilities related to the policies. Proceeds from the settlement were used to repay the loans taken against the cash surrender value of the policies and a gain on the settlement of approximately $1,698,000 was recorded.

        The following table provides details of the terminated Retirement Plan at December 31, 2003 and 2002:

	December 31,
	2003	2002
	(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$19,181	$19,176
Interest cost	913	1,091
Actuarial loss	389	463
Benefits paid	(101)	(1,549)
Settlements	(16,071)	—

Benefit obligation at end of year	$4,311	$19,181
Change in Plan Assets:
Fair value of plan assets at beginning of year	$16,801	$18,413
Actual return on plan assets	(169)	(63)
Employer contribution	—	—
Benefits paid	(101)	(1,549)
Settlements	(16,071)	—

Fair value of plan assets at end of year	$460	$16,801
Reconciliation:
Funded status	$(3,851)	$(2,380)
Unrecognized actuarial loss	—	1,727

Net amount recognized	$(3,851)	$(653)
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued benefit liability	$(3,851)	$(2,380)
Accumulated other comprehensive income	—	(1,727)

Net amount recognized	$(3,851)	$(653)
Weighted-Average Assumptions:
Discount rate as of end of year	5.12%	5.00%
Rate of compensation increase as of end of year
Management employees	N/A	N/A
Non-management employees	N/A	N/A

        The following table represents the components of net periodic pension cost:

	December 31,
	2003	2002	2001
	(In thousands)
Components of Net Periodic Benefit Cost:
Interest cost	$913	$1,091	$1,329
Expected return on plan assets	(318)	(348)	(359)

Net periodic benefit cost	595	743	970
Net settlement loss	2,602	—	—

Net periodic pension cost	$3,197	$743	$970

Weighted-Average Assumptions:
Discount rate as of end of year	5.00%	6.00%	7.00%
Expected rate of return on plan assets for the year	2.00%	2.00%	2.00%
Rate of compensation increase as of end of year
Management employees	N/A	N/A	N/A
Non-management employees	N/A	N/A	N/A

        The following table represents a reconciliation of the funded status and accrued pension cost of the Retirement Plan:

December 31, 2003
(In thousands)
Actuarial present value of benefit obligations:
Vested benefit obligation	$(4,311)
Non-vested benefit obligation	—

Accumulated benefit obligation	(4,311)
Effect of future salary increases	—

Projected benefit obligation	(4,311)
Plan assets at fair value	460

Funded status	$(3,851)
Reconciliation of unrecognized amounts:
Net loss	—
Transition obligation (asset)	—
Prior service cost	—

Total accrued pension cost	$(3,851)

        As the Retirement Plan has been terminated and is in the process of being distributed, management has utilized an investment strategy that is highly liquid and includes 100% cash and cash equivalents as of December 31, 2003 and 2002. Plan assets did not include any of the companies' stock for the periods ended December 31, 2003 and 2002. Because the Retirement Plan has terminated, a short-term rate of 2.00% was utilized in the actuarial expected rate of return calculations.

        The following benefit payments (settlement payments in the case of the Retirement Plan) are expected to be paid:

	Pension Benefits	Other Benefits(a)
	(In thousands)
2004	$4,311	$606
2005	—	606
2006	—	606
2007	—	524
2008	—	9,177
Years 2009-2013	—	960

Total for next 10 fiscal years	$4,311	$12,479

(a)
Other benefits include the projected benefits for the Santa Anita deferred compensation agreements and payment of the benefit related to the Supplemental Executive Retirement Plan.

18.  Income Taxes

        The financial statements for LQ Properties reflect a tax provision and related balance sheet accounts recorded for the taxable REIT subsidiaries, as well as reversal of a state income tax accrual of $2,158,000 and taxes payable of $940,000 with respect to recognized built-in gains. On December 31, 2001, the IRS released revised temporary and proposed regulations concerning the treatment of net built-in-gain of C-corporation assets that become assets of a REIT in a carryover basis transaction. The regulations generally require the C-corporation to recognize gain and be subject to corporate-level tax as if it had sold all the assets transferred at fair market value. In lieu of this treatment, the regulations permit the REIT to elect to be subject to the rules of Section 1374 of the Code. These rules generally subject the REIT to corporate-level tax on built-in gains recognized from the sale of transferred assets within ten years. LQ Properties has determined that the regulations are applicable to assets transferred from La Quinta Inns, Inc. (predecessor company) and has elected to be subject to the rules of Section 1374 of the Code for built-in gains recognized within ten years of the La Quinta merger date (July 1998).

        Section 382 of the Code restricts a corporation's ability to use its NOL carryforwards following certain "ownership changes." LQ Corporation determined that such an ownership change occurred and accordingly a portion of the NOL carryforwards available for use in any particular taxable year will be limited. To the extent that LQ Corporation does not utilize the full amount of the annual NOL limit, the unused amount may be used to offset taxable income in future years. NOL carryforwards expire 20 years after the year in which they arise (15 years for NOLs arising prior to 1998), and the last of LQ Corporation's NOL carryforwards will expire in 2023.

        As of December 31, 2003, our total federal NOL carryforwards were approximately $459,500,000, of which approximately $178,400,000 is available to LQ Properties and its taxable REIT subsidiaries. As of December 31, 2003, our total capital loss carryforwards were approximately $28,600,000 and our federal tax credit carryforwards (primarily alternative minimum tax credit carryforwards available only to LQ Properties) were approximately $5,900,000. A valuation allowance of $27,816,000 has been provided with respect to deferred tax assets related to certain net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards for which realization of the benefit is not reasonably assured. The reported amount of the companies' net assets exceeded their tax basis by approximately $781,457,000 and $894,147,000 as of December 31, 2003 and 2002, respectively.

        The components of deferred income taxes for LQ Corporation are as follows:

	December 31,
	2003	2002
	(In thousands)
Deferred tax liabilities for continuing operations:
Fixed assets	$296,409	$334,077
Trademark	27,900	29,368
Deferred gain	806	806

Total deferred tax liabilities	325,115	364,251

Deferred tax assets for continuing operations:
Federal and state net operating loss carryovers	172,828	159,792
Capital loss carryovers	10,883	15,368
Tax credits	7,550	7,894
Self-insurance deductible when paid	8,704	9,651
Compensation accruals	8,283	4,734
Receivable valuation reserves	4,065	4,061
Other	6,963	9,389

Total deferred tax assets	219,276	210,889

Valuation allowance	(27,816)	(28,575)

Net deferred tax liability	$133,655	$181,937

        The components of deferred income taxes for LQ Properties are as follows:

	December 31,
	2003	2002
	(In thousands)
Deferred tax assets for continuing operations:
Receivable valuation reserves	$1,185	$1,530
Net operating loss carryforward	8,542	9,597
Capital loss carryforward	1,221	5,706

Total deferred tax assets	10,948	16,833
Valuation allowance	(1,385)	(5,922)

Net deferred tax asset	$9,563	$10,911

        The LQ Corporation consolidated tax provision amounts disclosed below as of and for the year ended December 31, 2001 are a sum of separate amounts for LQ Properties (and its taxable REIT subsidiaries) and LQ Corporation as our current legal structure was not effective until January 2, 2002 (see note 4).

        A reconciliation of LQ Corporation's total income tax benefit (expense) to the statutory federal corporation income tax rate of 35% and applicable state tax rate is as follows:

	For the years ended December 31,
	2003	2002	2001
	(In thousands)
Computed "expected" tax benefit	$38,959	$100,836	$36,927
Record initial deferred tax liability	—	(196,520)	(1,747)
Nondeductible goodwill impairment	—	(86,925)	—
Deductible preferred dividends	6,300	—	—
Reverse federal income tax accrued at La Quinta merger	—	5,500	—
Reversal of state income tax accrual, net of federal benefit	1,403	—	—
Change in valuation allowances for capital losses and state loss carryovers	—	(4,599)	—
Tax payable on net built-in gains	(940)	(177)	—
State tax provision, net of federal effect	3,876	202	2,920
Write-off paired share intangible	—	—	(10,889)
Valuation allowance	—	—	(35,629)
Other	556	153	8,495

Total income tax benefit (expense)	$50,154	$(181,530)	$77

        A reconciliation of LQ Properties' total income tax (expense) benefit to the statutory federal corporation income tax rate of 35% and applicable state tax rates is as follows. The expected (benefit) expense relates only to taxable REIT subsidiaries.

	For the years ended December 31,
	2003	2002	2001
	(In thousands)
Computed "expected" tax (expense) benefit	$(715)	$(1,362)	$1,490
Deferred tax asset transferred to taxable REIT subsidiary	117	12,754	—
Reverse federal income tax accrued at La Quinta merger	—	5,500	—
Reversal of state income tax accrual	2,158	—	—
Change in valuation allowances for capital losses and state loss carryovers	60	(1,449)	—
Tax payable on net built-in gains	(940)	(177)	—
Initial deferred tax provision	—	—	(1,282)
Other	(814)	(707)	(131)

Total income tax (expense) benefit	$(134)	$14,559	$77

        LQ Corporation's income tax consisted of the following:

	For the years ended December 31,
	2003	2002	2001
	(In thousands)
Net deferred tax liability recorded as a result of the Reorganization	$—	$(196,520)	$—
Current income tax benefit (expense)	1,214	5,385	(1,660)
Deferred income tax benefit	48,940	9,605	1,737

Total income tax benefit (expense)	$50,154	$(181,530)	$77

19.  Earnings Per Share

        Earnings per share for the companies is computed as follows:

	For the years ended December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Loss before discontinued operations and cumulative effect of change in accounting principle	$(79,291)	$(239,797)	$(283,036)
Preferred stock dividends(a)	—	—	(18,000)

Loss available to common shareholders before discontinued operations and cumulative effect of change in accounting principle	(79,291)	(239,797)	(301,036)
Discontinued operations, net	(4,471)	(19,598)	(180)
Cumulative effect of change in accounting principle, net	—	(248,358)	856

Net loss available to common shareholders	$(83,762)	$(507,753)	$(300,360)

Average outstanding equivalent shares of paired common stock	144,512	143,088	143,011
Dilutive effect of:
Stock options and unvested restricted stock	—	—	—

Average outstanding equivalent shares of paired common stock	144,512	143,088	143,011

Basic and assuming dilution:
Loss available to common shareholders before discontinued operations and cumulative effect of change in accounting principle	$(0.55)	$(1.68)	$(2.11)
Discontinued operations, net	(0.03)	(0.13)	—
Cumulative effect of change in accounting principle, net	—	(1.74)	0.01

Net loss available to common shareholders	$(0.58)	$(3.55)	$(2.10)

(a)
Subsequent to our Reorganization, Series A and Series B preferred stock remain outstanding securities of LQ Properties and represent a minority interest in LQ Properties. Therefore, the redemption value of these preferred stock securities and the related preferred stock dividends have been presented as minority interests in the accompanying consolidated financial statements of LQ Corporation for the periods ended December 31, 2003 and 2002.

        Options to purchase 5,345,000, 2,223,000, and 2,651,000 paired common shares at prices ranging from $4.85 to $16.06 in 2003, $6.08 to $32.77 in 2002, and $5.45 to $32.77 in 2001 were outstanding during the years ended December 31, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share ("EPS") because the options' exercise prices were equal to or greater than the average market price of the common shares and because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from September 2004 to October 2013, were still outstanding at December 31, 2003.

        In addition, options to purchase 7,643,000, 7,151,000 and 6,270,000 paired common shares (weighted average effect of 1,175,000, 1,602,000 and 1,522,000 shares for the years ended December 31, 2003, 2002 and 2001, respectively) at prices ranging from $1.94 to $4.81 in 2003, $1.94 to $6.00 in 2002 and $1.94 to $5.38 in 2001 were outstanding during the years ended December 31, 2003, 2002 and 2001, respectively, and were not included in the computation of diluted EPS because their inclusion would result in an antidilutive per share amount as the companies reported a loss from continuing operations available to common shareholders for the years ended December 31, 2003, 2002 and 2001.

        LQ Properties Series B convertible preferred stock for the years ended December 31, 2003, 2002 and 2001 of 2,680,000 paired common shares are not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect.

20.  Transactions between LQ Properties and LQ Corporation

        LQ Corporation leases hotel facilities from LQ Properties and its subsidiaries. The hotel facility lease agreements, as modified, between LQ Corporation and LQ Properties were for a five-year term, which expired in July 2003. These leases have been amended to extend the term through December 31, 2003. Through March 31, 2002, the leases provided for a fixed payment of base rent plus a percentage rent based on room and other revenues and required LQ Properties to assume costs attributable to property taxes and insurance and to fund certain capital expenditures. Subsequent to March 31, 2002, the modified lease agreements provided for a percentage rent payment only in an amount equal to 40 percent of the gross revenues from the hotel facilities and required LQ Properties to pay property taxes and insurance and to fund certain capital expenditures. New lease agreements were entered into, effective January 1, 2004. These agreements have substantially the same terms as the previous lease agreements other than a decrease in the percentage rent rate to 36 percent and differing initial terms of four, five or six years. At December 31, 2003 and 2002, LQ Corporation owed LQ Properties $85,926,000 and $148,058,000, respectively, related to these leases. Rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $193,451,000, $211,413,000 and $273,601,000, respectively, of which approximately $6,034,000 and $34,719,000 in 2002 and 2001, respectively, was contingent rent. LQ Corporation operated at a substantial loss due in part to the lease payments required to be made under the original terms of the intercompany leases. The companies believe that the intercompany leases conformed with normal business practices at the time they were entered into and were consistent with leases entered into on an arm's length basis. Due to the unexpected shortfall in the operating revenues generated by the leased hotels, LQ Properties and LQ Corporation modified the intercompany leases, effective April 1, 2002, which has resulted in a decline in revenue for LQ Properties and a decline in expenses for LQ Corporation.

        A subsidiary of LQ Corporation also has a royalty arrangement with a subsidiary of LQ Properties for the use of the La Quinta brand name at a rate of approximately 2.5% of gross revenue, as defined in the royalty agreement. The royalty agreement expired on July 17, 2003 and automatically renewed for an additional five-year term. A new royalty agreement became effective January 1, 2004 and reduced the rate to 1.5% of gross revenue, as defined in the royalty agreement. At December 31, 2002, LQ Corporation owed LQ Properties $7,870,000 related to the royalty arrangement; no balance was owed at December 31, 2003. Royalty expense for the years ended December 31, 2003, 2002 and 2001 was approximately $12,285,000 $12,398,000 and $13,705,000, respectively.

        In connection with certain acquisitions, LQ Corporation issued shares to LQ Properties to be paired with LQ Properties shares. Also, LQ Corporation owned 1,305,000 unpaired common shares of LQ Properties that were eliminated as a result of the January 2, 2002 Reorganization (see note 4).

        LQ Corporation provides certain management services to LQ Properties primarily related to executive management, general tax preparation and consulting, legal, accounting and certain aspects of human resources. LQ Properties compensates LQ Corporation for the direct costs of providing such services.

        In June 2001, LQ Properties contributed its 60% investment in a partnership for a 100% interest in a limited liability company (the "LLC") created to hold the investment in the partnership. LQ Corporation then exchanged a note payable due to LQ Properties for $3,901,000 for 83% of LQ Properties' interest in the LLC. In December 2001, LQ Properties contributed its entire investment in a partnership to LQ Corporation in exchange for a note payable due to LQ Properties for $1,700,000. As a part of the Reorganization, LQ Properties exchanged its interest in two limited liability companies, which held brand intangibles and related rights, for 9,430,000 unpaired shares of LQ Corporation common stock.

        These transfers of properties between the two companies have been recorded at historical balances due to the fact that the companies are accounted for similar to entities under common control due to identical external ownership of common stock voting securities and there has been no change in shareholder ownership percentages as a result of any of the transfers. The above transactions had no impact for consolidated LQ Corporation reporting purposes.

        For the year ended December 31, 2003, LQ Properties paid dividends of $30,000,000 to holders of its class A common stock. LQ Corporation is the sole holder of LQ Properties class A common stock. LQ Corporation used the dividends and other sources to pay accrued interest and a portion of the principal balance of a revolving note payable to LQ Properties, leaving a balance on the revolving note of $22,128,000. During 2003 and 2002, LQ Corporation also paid to LQ Properties $70,000,000 and $15,575,000, respectively, against a portion of the outstanding balance on deferred rent and royalties receivable. No amounts were paid during 2001.

21.  Quarterly Financial Information (unaudited)

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

        The following quarterly financial data summarizes the unaudited quarterly results for the companies as adjusted for discontinued operations for the years ended December 31, 2003 and 2002:

	Quarter ended 2003
	March 31	June 30	September 30	December 31
	(in thousands)
Revenue	$118,845	$133,705	$140,876	$119,526

Loss from continuing operations	(49,954)	(13,843)	(4,627)	(10,867)
Discontinued operations, net	(334)	216	(4,805)	452

Net loss	$(50,288)	$(13,627)	$(9,432)	$(10,415)

Loss per share—basic and assuming dilution:
Loss from continuing operations	$(0.35)	$(0.10)	$(0.03)	$(0.07)
Discontinued operations, net	—	—	(0.03)	—

Net loss	$(0.35)	$(0.10)	$(0.06)	$(0.07)

	Quarter ended 2002
	March 31	June 30	September 30	December 31
	(in thousands)
Revenue	$132,919	$143,311	$133,399	$111,195

(Loss) income from continuing operations	(200,971)	5,429	(18,318)	(25,937)
Discontinued operations, net	(10,499)	87	(8,330)	(856)
Cumulative effect of change in accounting principle, net	(248,358)	—	—	—

Net (loss) income	$(459,828)	$5,516	$(26,648)	$(26,793)

(Loss) earnings per share—basic and assuming dilution:
(Loss) income from continuing operations	$(1.41)	$0.04	$(0.13)	$(0.18)
Discontinued operations, net	(0.07)	—	(0.06)	—
Cumulative effect of change in accounting principle, net	(1.74)	—	—	—

Net (loss) income	$(3.22)	$0.04	$(0.19)	$(0.18)

22.  Segment Reporting

Operating segments

        Prior to 2002, the companies reported two operating segments, lodging and healthcare. The lodging segment represents a network of owned and franchised hotels operated under the "La Quinta Inn" and "La Quinta Inn & Suites" trademarks. The healthcare segment represented the remaining assets of our healthcare real estate financing business. Consistent with La Quinta's strategic plan to divest the companies of substantially all healthcare assets and related operations, this segment's revenues, results of operations and assets are no longer significant to the companies as defined in SFAS No. 131, "Disclosures about Segment Reporting". As a result, the healthcare segment has been included in the "All other" grouping for segment reporting purposes.

Description of the types of products and services from which each reportable segment derives its revenues

        The companies evaluate performance based on contribution from each reportable segment. The companies define contribution as income from operations before interest expense, depreciation, amortization, gains and losses on sales of assets, provisions for losses on disposal or impairment of assets, income or loss from unconsolidated entities, income taxes and certain nonrecurring income and expenses. The measurement of each of these segments is made on a combined basis including revenue from external customers and excludes lease and royalty income between LQ Properties and LQ Corporation. The companies account for LQ Properties and LQ Corporation transactions at current market prices, as if the transactions were to third parties. Certain administrative, legal, accounting and tax expenses are allocated to the healthcare segment that benefit the healthcare operations or are related to public company expense in order to maintain presentation that is consistent with historical segment information. A portion of these allocated expenses will continue beyond the disposition of healthcare assets. These allocations amounted to $2,746,000, $3,893,000 and $2,792,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        The following table presents information used by management by reported segment. The companies do not allocate interest expense, income taxes or nonrecurring items to segments:

	For the year ended December 31,
	2003	2002	2001
	(In thousands)
Lodging:
Revenue	$507,904	$508,191	$552,217
Expenses	(354,956)	(343,384)	(346,422)

Lodging contribution	152,948	164,807	205,795

All other(a):
Revenue	5,048	12,633	73,479
Expenses	(2,721)	(6,928)	(12,194)

All other contribution	2,327	5,705	61,285

Combined contribution	155,275	170,512	267,080

Reconciliation to Consolidated Financial Statements:
Interest, net	62,679	64,995	98,297
Depreciation and amortization
Lodging	128,453	123,027	111,179
Other	—	125	4,909
Amortization of goodwill	—	—	19,955
Impairment on property and equipment, mortgages and notes receivable	67,302	36,731	114,419
Paired share intangible write-off	—	—	169,421
Other(b)	8,151	(14,621)	31,428

	266,585	210,257	549,608

Loss before minority interest, income taxes, discontinued operations and cumulative effect of change in accounting principle	$(111,310)	$(39,745)	$(282,528)

(a)
All other contribution includes the healthcare operating segment.

(b)
See note 13 for discussion of other expenses.

        The following table reconciles revenue to the accompanying financial statements:

	For the year ended December 31,
	2003	2002	2001
	(In thousands)
Lodging:
Room revenue	$481,911	$485,123	$528,971
Guest services, franchise and other	25,993	23,068	23,246

Total lodging revenue	507,904	508,191	552,217

All other(a,b):
Rental income	—	5,102	49,713
Interest income	5,048	7,531	23,766

Total all other income	5,048	12,633	73,479

Total revenue	$512,952	$520,824	$625,696

(a)
Represents revenue from healthcare related operations.

(b)
The decrease in all other income is the result of divestitures of healthcare assets during 2002. These divestitures are consistent with management's strategic business plan to focus the companies on lodging operations.

        The following table presents assets by reported segment and in the aggregate:

	December 31,
	2003	2002
	(In thousands)
Lodging:
Cash and cash equivalents	$326,617	$8,220
Fees, interest and other receivables	20,479	22,971
Assets from discontinued components held for sale	—	23,223
Deferred income taxes, net	19,821	17,389
Investment in securities	122,175	56,366
Intangible assets	73,421	77,286
Property and equipment	2,143,749	2,293,147
Mortgages and other notes receivable	121	813
Other assets	38,302	22,401

Total lodging	2,744,685	2,521,816
All other(a):
Cash and cash equivalents	466	879
Fees, interest and other receivables	280	341
Mortgages and other notes receivable	57,844	59,330
Other assets	588	21,540

Total assets	$2,803,863	$2,603,906

(a)
All other includes the healthcare operating segment.

        Capital expenditures of approximately $56,837,000, $117,387,000 and $92,147,000 for the years ended December 31, 2003, 2002 and 2001, respectively, related solely to the lodging segment.

23.  Subsequent Events

        In December 2003, LQ Properties entered into an Exchange Agreement to exchange 1,000 shares of LQ Properties Series B Preferred Stock (the "Series B Shares"), which represented all of the outstanding Series B Shares at December 31, 2003, for 1,000,000 depositary shares, which represents 100,000 shares of LQ Properties Series A Cumulative Redeemable Preferred Stock ("Series A Shares"). The Series B Shares exchanged stood pari passu with the Series A Shares and the Series A Shares issued pursuant to the Exchange Agreement collect the same aggregate dividends ($2,250,000 per year) and have the same aggregate liquidation preference as did the Series B Shares. The exchange of the Series B Shares closed on January 23, 2004. We have agreed to use commercially reasonable efforts to file within 90 days of December 30, 2003, a registration statement with the SEC registering for resale the depositary shares representing the Series A Shares.

        During 2004, we contributed $2,000,000 to the Retirement Plan.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Boards of Directors of La Quinta Corporation
    and La Quinta Properties, Inc.:

        We have audited the consolidated balance sheets of La Quinta Corporation and its subsidiaries and La Quinta Properties, Inc. and its subsidiaries (the "Companies") as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Companies at December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/  ERNST & YOUNG LLP

ERNST & YOUNG LLP

Dallas, Texas
February 19, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Boards of Directors of La Quinta Corporation
    and La Quinta Properties, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of La Quinta Corporation and La Quinta Properties, Inc. and subsidiaries (collectively the "Companies") at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Companies' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, the Companies adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" during 2002.

/s/  PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
February 10, 2003, except for Note 3 as to
which the date is March 12, 2004

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES

To the Shareholders and Boards of Directors of La Quinta Corporation and La Quinta Properties, Inc.:

        We have audited the consolidated financial statements of La Quinta Corporation and La Quinta Properties, Inc. (the "Companies") as of December 31, 2003, and for the year then ended, and have issued our report thereon dated February 19, 2004 (which report and consolidated financial statements are included in this Joint Annual Report on Form 10-K). Our audit also included the financial statement schedules listed in Item 15 of this Form 10-K. These schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion based on our audit.

        In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/  ERNST & YOUNG LLP

ERNST & YOUNG LLP

Dallas, Texas
February 19, 2004

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES

To the Shareholders and Boards of Directors of La Quinta Corporation and La Quinta Properties, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated February 10, 2003, except for Note 3 as to which the date is March 12, 2004, appearing in the 2003 Joint Annual Report to Shareholders of La Quinta Corporation and La Quinta Properties, Inc. (which report and consolidated financial statements are included in this Joint Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
February 10, 2003, except for Schedule III as to which the date is March 12, 2004

LA QUINTA CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

        Valuation allowance included in fees, interest and other receivables and other assets for the years ended December 31:

	Balance at Beginning of Period	Additions Charged as Revenue Reductions or Costs and Expenses	Deductions(a)	Balance at End of Period
	(In thousands)
2001	$32,974,854	16,359,027	(16,778,476)	$32,555,405
2002	$32,555,405	—	(30,046,380)	$2,509,025
2003	$2,509,025	13,470,727	(12,556,470)	$3,423,282

(a)
Deductions due to the sale of assets, the release of the related valuation allowance and/or liability settlement.

LA QUINTA CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2003

Description	Building and Improvements at Acquisition	Cost Capitalized Subsequent to Acquisition	Impair- ments Recorded	Total Building and Improvements(4)	Land(1)	Total(2)	Accumulated Depreciation(3)	Construction Date	Date Acquired
	(In thousands)
Hotels, each less than 5% of total(5)	$2,018,944	$379,696	$(127,870)	$2,270,770	$360,623	$2,631,393	$487,644	Various	Various

Total	$2,018,944	$379,696	$(127,870)	$2,270,770	$360,623	$2,631,393	$487,644

(1)
Gross amount at which land is carried at close of period also represents initial cost to LQ Properties.
(2)
Cost for federal income tax purposes at December 31, 2003 was $2,216,828,000.
(3)
Depreciation is calculated using various lives, not exceeding 40 years.
(4)
Includes real estate assets held for sale that were written down to fair value less costs to sell.
(5)
There were no encumbrances on hotels at December 31, 2003.

Real estate and accumulated depreciation reconciliations are as follows:

	For the year ended December 31,
	2003	2002	2001
	(In thousands)
Real Estate
Balance at beginning of period	$2,680,033	$2,862,798	$3,528,973

Additions during the period:
Acquisitions	53,909	112,682	95,477
Acceptance of deed on mortgage receivable	—	23,827	—
Provision for depreciation	916	—	—

Total additions	54,825	136,509	95,477

Deductions during the period:
Sale of real estate	(16,090)	(243,675)	(664,725)
Retirement of assets	(20,073)	(36,196)	—
Impairments	(67,302)	(36,790)	(91,822)
Other	—	(2,613)	(5,105)

Total deductions	(103,465)	(319,274)	(761,652)

Balance at end of period	$2,631,393	$2,680,033	$2,862,798

Accumulated Depreciation
Balance at beginning of period	$386,885	$340,460	$381,346

Additions during the period:
Provision for depreciation	117,650	102,349	109,032

Total additions	117,650	102,349	109,032

Deductions during the period:
Sale of real estate	(4,264)	(35,521)	(142,160)
Retirement of assets	(12,627)	(19,192)	—
Other	—	(1,211)	(7,758)

Total deductions	(16,891)	(55,924)	(149,918)

Balance at end of period	$487,644	$386,885	$340,460

LA QUINTA CORPORATION
SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE
December 31, 2003

Description(a)	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgages	Carrying Amount of Mortgages
				(In thousands)
Individual mortgages in excess of 3% of the total carrying amount:
Corporate office buildings located in Tennessee	LIBOR +1%	August 1, 2008	(b)	$26,212	$26,212	(a)

(a)
Mortgage loans on real estate are first mortgage loans.

(b)
Monthly payments of interest normally payable at LIBOR +1, with a balloon payment at maturity.

        Reconciliation of carrying amount of mortgage loans is as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Mortgages
Balance at beginning of period	$26,212	$82,853	$276,211
Additions during period:
Non-cash increase	—	—	1,094
Deductions during period:
Collection of principal	—	(246)	(27,895)
Mortgages sold	—	(32,223)	(34,741)
Other	—	(24,172)	(107,645)

Total	26,212	26,212	107,024
Allowance for loan losses	—	—	(24,171)

Balance at end of period	$26,212	$26,212	$82,853

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        In April 2003, we announced that our Boards of Directors, upon recommendation of our Audit Committee, intended to end the engagement of PricewaterhouseCoopers LLP ("PWC") as our independent public accountants effective on the date of and immediately following the filing of our Form 10-Q for the quarter ended March 31, 2003 and also announced its intention to engage Ernst & Young LLP to serve as our independent auditors effective as of such date. On May 5, 2003, we announced the end of PWC's engagement and the engagement of Ernst & Young LLP to serve as our independent auditors for the fiscal year ended December 31, 2003.

        For more information, see our joint current reports on Form 8-K filed with the Securities and Exchange Commission on April 24, 2003, as amended on May 6, 2003.

ITEM 9A. CONTROLS AND PROCEDURES

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

(b)
Changes in internal controls.

        There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

        Information concerning our executive officers is disclosed in Part 1-Item 4A of this Joint Annual Report. Additional information concerning our executive officers and information about our directors required by Item 10 will be included in the Proxy Statement to be filed with the Securities and Exchange Commission relating to the 2004 Annual Meeting of our shareholders ("2004 Proxy Statement") and is incorporated herein by reference.

        We have an Audit Committee composed of independent directors. The information required by this item with respect to the Audit Committee and its members will be included in the 2004 Proxy Statement and is incorporated herein by reference.

        We have adopted a code of ethics and standards of conduct policy applicable to our boards of directors, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, or persons performing similar functions, among others. The information relating to the availability of our code of ethics and standards of conduct policy can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Liquidity and Capital Resources—Corporate Governances Matters" in this Joint Annual Report.

        The information required by this item with respect to procedures by which shareholders may recommend nominees to our Board of Directors will be included in the 2004 Proxy Statement and is incorporated herein by reference.

        We reengaged PWC, our former independent auditors, to perform limited audit services with respect to certain retroactive adjustments to discontinued operations in La Quinta's 2002 and 2001 consolidated financial statements. See Item 7—"Management's Discussion and Analysis of Financial Conditions and Results of Operations—La Quinta Corporation—Consolidated Results of Operations—Discontinued Operations."

        In order to reengage PWC and not impair PWC's independence, it became necessary to separate the employment of Mr. William O. Powell III, a retired PWC partner, from La Quinta as our Chief Accounting Officer. Initially the companies' current auditors, Ernst & Young LLP ("E&Y"), believed that they could perform these limited audit services for the companies. However, E&Y subsequently determined that it would not be permitted to perform these limited audit procedures without reauditing the entire 2002 and 2001 financial statements, which could not have been completed before the required filing date for this Joint Annual Report. La Quinta then inquired as to whether PWC, which had audited our 2002 and 2001 financial statements, could perform these limited audit services in order to timely file this Joint Annual Report. PWC informed the companies that Mr. Powell's status as a retired partner of PWC receiving retirement benefits from PWC would impair its independence under Rule 2-01(c)(2)(iii) of Regulation S-X of the Securities Exchange Act of 1934. As a result, the companies could not reengage PWC while Mr. Powell was employed as the Chief Accounting Officer of La Quinta even for these limited auditing services. After exhausting all internal reviews of this matter with E&Y and PWC, and after La Quinta sought guidance from the staff of the Chief Accountants Office of the Securities and Exchange Commission on this issue, La Quinta and Mr. Powell mutually concluded that it was in the best interests of La Quinta and its shareholders to separate his employment, not for cause, from the company on March 9, 2004. The companies subsequently reengaged PWC to perform the limited audit services on the discontinued operations for 2002 and 2001 and reissue their audit report on the 2002 and 2001 financial statements.

ITEM 11. EXECUTIVE COMPENSATION

        The information concerning our executive compensation required by Item 11 will be included in the 2004 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the 2004 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information concerning certain relationships and related transactions required by Item 13 will be included in the 2004 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 will be included in the 2004 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1. Financial Statements

2.
Financial Statement Schedules

Report of Independent Accountants on Financial Statement Schedules
II. Valuation and Qualifying Accounts
III. Real Estate and Accumulated Depreciation
IV. Mortgage Loans on Real Estate

          All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions, are inapplicable or have been disclosed in the notes to consolidated financial statements and, therefore, have been omitted.

  3.
  Please see the list of exhibits found on the pages following the signatures in this joint annual report.

(b)
Report on form 8-K

1.
The Companies filed a joint current report on Form 8-K with the SEC on October 21, 2003 disclosing under Item 5 their updated risk factors and announcing a future change in the financial statement presentation of the 7.114% notes and 7.114% securities.

2.
The Companies filed a joint current report on Form 8-K with the SEC on November 13, 2003 announcing under Item 5 the execution of an Amended and Restated Credit Agreement, dated as of November 12, 2003, by and among La Quinta Properties, Inc., as borrower, La Quinta Corporation, as guarantor, the Lenders listed therein, Canadian Imperial Bank of Commerce, as administrative agent, Fleet Securities Inc., as syndication agent, Credit Lyonnais New York Branch, as documentation agent and CIBC World Markets Corp. and Fleet Securities Inc., as co-lead arrangers.

3.
The Companies filed a joint current report on Form 8-K with the SEC on November 19, 2003 announcing under Item 5 the extension of the exchange offer of its 8 7/8% Senior Notes due 2011.

4.
The Companies filed a joint current report on Form 8-K with the SEC on November 24, 2003 announcing under Item 5 the execution of an underwriting agreement with Morgan Stanley & Co. Incorporated, Credit Lyonnais Securities (USA) Inc. and CIBC World Markets Corp., JMP Securities LLC and Wells Fargo Van Kasper, LLC.

5.
The Companies filed a joint current report on Form 8-K with the SEC on November 24, 2003 announcing under Item 5 the settlement of the Eric Potteiger v. La Quinta Inns, Inc. and The Meditrust Companies (Civ. Action No. 00-D-2456) matter.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this Joint Annual Report to be signed on their behalf by the undersigned, thereunto duly authorized.

LA QUINTA CORPORATION
	By:	/s/ DAVID L. REA David L. Rea Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: March 15, 2004
LA QUINTA PROPERTIES, INC.
	By:	/s/ DAVID L. REA David L. Rea Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: March 15, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Joint Annual Report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CLIVE D. BODE Clive D. Bode	Chairman of the Board of Directors	March 15, 2004
/s/ WILLIAM C. BAKER William C. Baker	Director	March 15, 2004
/s/ WILLIAM G. BYRNES William G. Byrnes	Director	March 15, 2004
/s/ FRANCIS W. CASH Francis W. Cash	Director, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2004
/s/ JAMES P. CONN James P. Conn	Director	March 15, 2004
/s/ JOHN C. CUSHMAN, III John C. Cushman, III	Director	March 15, 2004

EXHIBIT INDEX

Exhibit No.	Title	Method of Filing
2.1	Agreement and Plan of Merger by and among La Quinta Corporation, LQP Acquisition Corp. and La Quinta Properties, Inc., dated as of October 17, 2001.	Incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus on Form S-4/A of La Quinta Properties, Inc., filed on November 8, 2001, No. 333-71840.
3.1	Amended and Restated Certificate of Incorporation of La Quinta Corporation filed with the Secretary of State of Delaware on January 2, 2002.	Incorporated by reference to Exhibit 3.1 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.
3.2	Amended and Restated Certificate of Incorporation of La Quinta Properties, Inc. filed with the Secretary of State of Delaware on January 2, 2002.	Incorporated by reference to Exhibit 3.2 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.
3.3	By-laws of La Quinta Corporation, as Amended and Restated on February 27, 1998.
Incorporated by reference to Exhibit 3.6 to the Joint Registration Statement on Form S-4/A of Meditrust Corporation and Meditrust Operating Company, filed on March 27, 1998, Nos. 333-47737 and 333-47737-01.
3.4	Amendment, dated February 21, 2003, to the By-laws of La Quinta Corporation, as Amended and Restated on February 27, 1998.	Included in this filing.
3.5	By-laws of La Quinta Properties, Inc., as Amended and Restated on February 27, 1998.
Incorporated by reference to Exhibit 3.5 to the Joint Registration Statement on Form S-4/A of Meditrust Corporation and Meditrust Operating Company, filed on March 27, 1998, Nos. 333-47737 and 333-47737-01.
3.6	Amendment dated February 21, 2003, to the By-laws of La Quinta Properties, Inc., as Amended and Restated on February 27, 1998.	Included in this filing.
4.1	Specimen Stock Certificate of La Quinta Corporation common stock paired with La Quinta Properties, Inc. class B common stock.	Incorporated by reference Incorporated by reference to Exhibit 4.1 to the Joint Proxy Statement Prospectus on Form S-4/A of La Quinta Properties, Inc. filed on November 8, 2001, No. 333-71840.
4.2	Indenture dated as of July 26, 1995 between Meditrust and Fleet National Bank, as Trustee.	Incorporated by reference to Exhibit 4.2 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.

4.3	Indenture dated as of September 15, 1995 between La Quinta Inns, Inc. and U. S. Trust Company of Texas, N.A., as Trustee.	Incorporated by reference to Exhibit 4.3 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.
4.4	Third Supplemental Indenture dated as of August 10, 1995, to Indenture dated as of July 26, 1995 between Meditrust and Fleet National Bank, as Trustee.	Incorporated by reference to Exhibit 4.4 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 7, 2003, Nos. 001-08131 and 001-08132.
4.5	Form of Meditrust Medium Term Note (Fixed Rate).	Incorporated by reference to Exhibit 4.5 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 7, 2003, Nos. 001-08131 and 001-08132.
4.6	Form of Meditrust Medium Term Note (Floating Rate).	Incorporated by reference to Exhibit 4.6 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc., filed on March 7, 2003, Nos. 001-08132 and 001-08131.
4.7	Form of Fourth Supplemental Indenture dated as of September 10, 1996, to Indenture dated as of July 26, 1995 between Meditrust and Fleet National Bank, as Trustee.	Incorporated by reference to Exhibit 4.7 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 7, 2003, Nos. 001-08131 and 001-08132.
4.8	Form of 7.82% Note due September 10, 2026.	Incorporated by reference to Exhibit 4.8 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 7, 2003, Nos. 001-08131 and 001-08132.
4.9	Fifth Supplemental Indenture dated as of August 15, 1997, to Indenture dated as of July 26, 1995 between Meditrust and Fleet National Bank, as Trustee.
Incorporated by reference to Exhibit 4.25 to the Joint Annual Report on Form 10-K of Meditrust Corporation and Meditrust Operating Company for the fiscal year ended December 31, 1998, filed on March 31, 1999, Nos. 001-08131 and 001-08132.
4.10	Form of Meditrust 7% Note due August 15, 2007.
Incorporated by reference to Exhibit 4.28 to the Joint Annual Report on Form 10-K of Meditrust Corporation and Meditrust Operating Company for the fiscal year ended December 31, 1998, filed on March 31, 1999, Nos. 001-08131 and 001-08132.

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
Incorporated by reference to Exhibit 4.30 to the Joint Annual Report on Form 10-K of Meditrust Corporation and Meditrust Operating Company for the fiscal year ended December 31, 1998, filed on March 31, 1999, Nos. 001-08131 and 001-08132.
4.13	Deposit Agreement, among Meditrust Corporation and State Street Bank and Trust Company, as Depositary.
Incorporated by reference to Exhibit 4.3 to Joint Current Report on Form 8-K of Meditrust Corporation and Meditrust Operating Company, event date June 16, 1998, filed on June 16, 1998, Nos. 001-08 and 001-03132.
4.14	Indenture dated March 19, 2003 by and among La Quinta Properties, Inc., La Quinta Corporation and U.S. Bank Trust National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to Joint Quarterly Report on Form 10-Q of La Quinta Corporation and La Quinta Properties, Inc., filed on May 6, 2003, Nos. 001-08132 and 001-08131.
4.15
	Exchange and Registration Rights Agreement dated March 19, 2003 by and among La Quinta Properties, Inc., La Quinta Corporation and Lehman Brothers Inc. on behalf of the Initial Purchasers (as defined therein).	Incorporated by reference to Exhibit 4.2 to Joint Quarterly Report on Form 10-Q of La Quinta Corporation and La Quinta Properties, Inc., filed on May 6, 2003, Nos. 001-08132 and 001-08131.
4.16	Forms of 8 7/8% Senior Notes Due 2011.	Incorporated by reference to Exhibit 4.3 to Joint Quarterly Report on Form 10-Q of La Quinta Corporation and La Quinta Properties, Inc., filed on May 6, 2003, Nos. 001-08132 and 001-08131.
4.17	Exchange Agreement, dated December 30, 2003 by and between La Quinta Properties, Inc. and Debra L. Herman	Included in this filing.
4.18
	Amendment No. 1 to Depositary Agreement, dated as of December 24, 2003, by and between La Quinta Properties, Inc. and American Stock Transfer & Trust Corporation, as successor to State Street Bank and Trust Corporation, as Depositary.	Included in this filing.

4.19	Registration Rights Agreement, dated as of December 30, 2003, by and between La Quinta Properties, Inc. and Debra L. Herman.	Included in this filing.
10.1	Registration Rights Agreement, dated as of January 3, 1998 by and between Meditrust Corporation, Meditrust Operating Company and certain other parties signatory thereto.
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
Incorporated by reference to Exhibit 10.8 to the Joint Quarterly Report on Form 10-Q of La Quinta Corporation and La Quinta Properties, Inc. for the quarter ended September 30, 2003, filed on November 5, 2003, Nos. 001-08131 and 001-08132.
10.5	Amended and Restated Employment Agreement dated as of September 30, 2003, between La Quinta Corporation and David L. Rea.
Incorporated by reference to Exhibit 10.7 to the Joint Quarterly Report on Form 10-Q of La Quinta Corporation and La Quinta Properties, Inc. for the quarter ended September 30, 2003, filed on November 5, 2003, Nos. 001-08131 and 001-08132.
10.6	Amended and Restated Employment Agreement dated as of September 30, 2003, between La Quinta Corporation and Alan L. Tallis.
Incorporated by reference to Exhibit 10.1 to the Joint Quarterly Report on Form 10-Q of La Quinta Corporation and La Quinta Properties, Inc. for the quarter ended September 30, 2003, filed on November 5, 2003, Nos. 001-08131 and 001-08132.

10.7	Amended and Restated Employment Agreement dated as of September 30, 2003, between La Quinta Corporation and Rufus K. Schriber.
Incorporated by reference to Exhibit 10.3 to the Joint Quarterly Report on Form 10-Q of La Quinta Corporation and La Quinta Properties, Inc. for the quarter ended September 30, 2003, filed on November 5, 2003, Nos. 001-08131 and 001-08132.
10.8	Amended and Restated Employment Agreement dated as of September 30, 2003, between La Quinta Corporation and Sandra K. Michel.
Incorporated by reference to Exhibit 10.5 to the Joint Quarterly Report on Form 10-Q of La Quinta Corporation and La Quinta Properties, Inc. for the quarter ended September 30, 2003, filed on November 5, 2003, Nos. 001-08131 and 001-08132.
10.9	Amended and Restated Employment Agreement dated as of September 30, 2003, between La Quinta Corporation and Wayne B. Goldberg.
Incorporated by reference to Exhibit 10.6 to the Joint Quarterly Report on Form 10-Q of La Quinta Corporation and La Quinta Properties, Inc. for the quarter ended September 30, 2003, filed on November 5, 2003, Nos. 001-08131 and 001-08132.
10.10	Amended and Restated Employment Agreement dated as of September 30, 2003, between La Quinta Corporation and A. John Novak.
Incorporated by reference to Exhibit 10.4 to the Joint Quarterly Report on Form 10-Q of La Quinta Corporation and La Quinta Properties, Inc. for the quarter ended September 30, 2003, filed on November 5, 2003, Nos. 001-08131 and 001-08132.
10.11	Amended and Restated Employment Agreement dated as of September 30, 2003, between La Quinta Corporation and A. Brent Spaeth.
Incorporated by reference to Exhibit 10.2 to the Joint Quarterly Report on Form 10-Q of La Quinta Corporation and La Quinta Properties, Inc. for the quarter ended September 30, 2003, filed on November 5, 2003, Nos. 001-08131 and 001-08132.
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
10.16	La Quinta Corporation 2002 Stock Option and Incentive Plan.	Incorporated by reference to Annex B to the Joint Proxy Statement Prospectus on Form S-4/A of La Quinta Properties, Inc., filed on November 8, 2001, No. 333-71840.
10.17	Form of Restricted Paired Share Award Agreement.	Incorporated by reference to Exhibit 10.17 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.
10.18	Form of Incentive Stock Option Grant.	Incorporated by reference to Exhibit 10.18 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.
10.19	Form of Non-Qualified Stock Option Grant.	Incorporated by reference to Exhibit 10.19 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.
10.20	Form of Director Formulaic Non-Qualified Stock Option Grant.	Incorporated by reference to Exhibit 10.20 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.
10.21	La Quinta Corporation Employee Stock Purchase Plan.	Incorporated by reference to Annex C to the Joint Proxy Statement Prospectus on Form S-4/A of La Quinta Properties, Inc., filed on November 8, 2001, No. 333-71840.

10.22	Form of La Quinta Corporation Employee Stock Purchase Plan Enrollment Form.	Incorporated by reference to Exhibit 10.22 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.
10.23
	Amended and Restated Credit Agreement, dated as of November 12, 2003, by and among La Quinta Properties, Inc., as borrower, La Quinta Corporation, as guarantor, the Lenders listed therein, Canadian Imperial Bank of Commerce, as administrative agent, Fleet Securities Inc., as syndication agent, and Credit Lyonnais New York Branch, as documentation agent and CIBC World Markets Corp. and Fleet Securities Inc. as co-lead arrangers.	Incorporated by reference to Exhibit 10.1 to the Joint Current Report on Form 8-K of La Quinta Corporation and La Quinta Properties, Inc., filed on November 13, 2003, Nos. 03999076 and 03999077.
10.24	Amended and Restated Pledge and Security Agreement, dated as of November 12, 2003, by and among La Quinta Properties, Inc., La Quinta Corporation and the subsidiary grantors listed therein.	Incorporated by reference to Exhibit 10.2 to the Joint Current Report on Form 8-K of La Quinta Corporation and La Quinta Properties, Inc., filed on November 13, 2003, Nos. 03999076 and 03999077.
10.25	Trademark License Agreement, dated as of December 31, 2001, by and between La Quinta Properties, Inc., and La Quinta Franchise, LLC.	Incorporated by reference to Exhibit 10.25 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.
10.26	Second Amended and Restated Trademark License Agreement, dated as of December 31, 2001, by and between La Quinta Worldwide, LLC and LQC Leasing, LLC.	Incorporated by reference to Exhibit 10.26 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, Nos. 001-08131 and 001-08132.
10.27	Sublicense Agreement, dated as of December 31, 2001, by and between La Quinta Franchise, LLC and La Quinta Inns, Inc.	Incorporated by reference to Exhibit 10.27 to the Joint Annual Report on Form 10-K of La Quinta Corporation and La Quinta Properties, Inc. filed on March 18, 2002, No. 001-08132.
10.28	Second Amended and Restated Facility Lease Agreement, dated as of April 1, 2002, between La Quinta Properties, Inc. as Lessor and LQC Leasing, LLC as Lessee.	Incorporated by reference to Exhibit 10.1 to the Joint Quarterly Report on Form 10-Q of La Quinta Corporation and La Quinta Properties, Inc. filed on August 14, 2002, Nos. 001-08131 and 001-08132.
11.1	Statement Regarding Computation of Per Share Earnings.	Contained in the financial statements included in this filing.
21.1	Subsidiaries of the Registrant.	Included in this filing.

23.1	Consent of Ernst & Young LLP.	Included in this filing.
23.2	Consent of PricewaterhouseCoopers LLP	Included in this filing.
31.1	Certification of the President and Chief Executive Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Included in this filing.
31.2	Certification of the Executive Vice President and Chief Financial Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002.	Included in this filing.
32.1
	Written statement of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	Included in this filing.