Form 10-Q
period 2004-03-31
LA QUINTA CORP; LA QUINTA PROPERTIES INC
filed 2004-05-06
CIK 313749, 314661

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
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

        As of April 30, 2004, La Quinta Corporation had 187,833,946 shares of common stock outstanding and La Quinta Properties, Inc. had 100,000 shares of class A common stock and 178,403,798 shares of class B common stock outstanding.

i

About this Joint Quarterly Report

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

        In this Joint Quarterly Report, unless the context otherwise requires, the term LQ Corporation includes those entities owned or controlled by LQ Corporation (including its controlled subsidiaries LQ Properties and La Quinta Inns, Inc.); the term LQ Properties includes those entities owned or controlled by LQ Properties; and the terms "we," "us," "our," "the companies," "La Quinta" or "The La Quinta Companies" refers to LQ Corporation, LQ Properties and their respective subsidiaries, collectively. The terms "paired shares" and "paired common stock" means the shares of common stock of LQ Corporation, par value $0.01 per share, that are attached and trade as a single unit with the shares of Class B common stock, par value $0.01 per share, of LQ Properties.

Forward-Looking Statements

        Certain statements in this Joint Quarterly Report that are not historical facts constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995. Words such as "believes," "anticipates," "expects," "intends," "estimates," "projects" and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements.

        We have used forward-looking statements in a number of parts of this Joint Quarterly Report, including, without limitation, "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements may include statements regarding the intent, belief or current expectations of the companies or their respective directors or officers with respect to the matters discussed in this Joint Quarterly Report. Our forward- looking statements are subject to a number of risks and uncertainties that could cause actual results or the timing of events to differ materially from those described in the forward-looking statements.

        Please see the risks identified in our Joint Annual Report on Form 10-K ("Joint Annual Report") filed with the Securities and Exchange Commission (the "SEC") on March 15, 2004, and other risks described from time to time in our annual, quarterly and current reports filed with the SEC. The risks and uncertainties described in these reports include those related to our lodging business, our investments in real estate, LQ Properties' status as a REIT, our capital expenditures and requirements, our corporate structure, our debt and liquidity needs, acquisition-related risks, including the ability to identify candidates that meet our financial and strategic criteria, successfully complete any acquisitions that we may enter into, and effectively integrate the business of any company that we may acquire, as well as risks and uncertainties related to our industry, the economy, the aftermath of United States military action in Iraq, the possibility of further terrorist attacks on the United States and global affairs. We have discussed these risks and uncertainties in detail in our Joint Annual Report and we encourage you to read these risk factors in their entirety in order to understand the risks and uncertainties that can affect our forward-looking statements as well as our business generally.

        Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this Joint Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or other changes.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LA QUINTA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$290,877	$327,083
Fees, interest and other receivables, net	25,203	20,759
Deferred income taxes, net	19,821	19,821
Investments in securities	122,175	122,175
Other current assets	6,628	5,939

Total current assets	464,704	495,777
Intangible assets, net	72,456	73,421
Restricted cash	2,900	3,000
Property and equipment, net	2,121,037	2,143,749
Mortgages and other notes receivable, net	58,224	57,965
Other non-current assets	29,794	30,451

Total assets	$2,749,115	$2,804,363

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$150,000	$169,547
Accounts payable	22,833	20,204
Accrued payroll and employee benefits	26,507	29,828
Accrued expenses and other current liabilities	44,119	64,791

Total current liabilities	243,459	284,370
Long-term debt	725,610	725,607
Deferred income taxes, net	148,436	153,476
Other non-current liabilities	18,917	18,345

Total liabilities	1,136,422	1,181,798

Commitments and contingencies
Minority interest (including preferred stock liquidation preference of $200,000 in 2004 and 2003)	205,938	206,031

Shareholders' Equity:
LQ Corporation Common Stock, $0.01 par value; 500,000 shares authorized; 180,361 and 179,902 shares issued and 178,374 and 177,921 shares outstanding at March 31, 2004 and December 31, 2003, respectively	1,804	1,799
LQ Properties Class B Common Stock, $0.01 par value; 500,000 shares authorized; 180,361 and 179,902 shares issued and 178,374 and 177,921 shares outstanding at March 31, 2004 and December 31, 2003, respectively	1,804	1,799
Treasury Stock, at par; 1,987 and 1,981 paired shares at March 31, 2004 and December 31, 2003, respectively	(40)	(40)
Additional paid-in-capital	3,670,861	3,669,062
Unearned compensation	(4,518)	(5,155)
Accumulated other comprehensive income	296	226
Accumulated deficit	(2,263,452)	(2,251,157)

Total shareholders' equity	1,406,755	1,416,534

Total liabilities and shareholders' equity	$2,749,115	$2,804,363

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2003, are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2004	2003
REVENUE:
Lodging	$131,111	$118,148
Other	1,186	1,231

	132,297	119,379

EXPENSES:
Direct lodging operations	60,935	54,775
Other lodging expenses	18,251	17,773
General and administrative	16,173	14,443
Interest, net	15,538	14,243
Depreciation and amortization	29,277	31,391
Impairment of property and equipment	5,014	62,012
Other (income) expense	(135)	3,164

	145,053	197,801

Loss before minority interest, income taxes and discontinued operations	(12,756)	(78,422)
Minority interest	(4,568)	(4,510)
Income tax benefit	5,029	32,978

Loss before discontinued operations	(12,295)	(49,954)
Discontinued operations, net	—	(334)

Net loss	$(12,295)	$(50,288)

EARNINGS PER SHARE—BASIC AND ASSUMING DILUTION
Loss before discontinued operations	$(0.07)	$(0.35)
Discontinued operations, net	—	—

Net loss	$(0.07)	$(0.35)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2003, are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,295)	$(50,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,277	31,391
Impairment of property and equipment	5,014	62,012
Minority interest	4,568	4,510
Amortization of debt issuance costs	544	805
Stock based compensation	482	589
Deferred tax benefit	(4,791)	(33,039)
Loss on early extinguishments of debt	—	1,934
Discontinued operations, net	—	334
Gain on sale of assets	—	(219)
Net change in other assets and liabilities	(27,814)	(35,233)

Net cash used in operating activities	(5,015)	(17,204)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,677)	(16,390)
Proceeds from sale of assets	—	200
Other	(66)	(4,203)

Net cash used in investing activities	(8,743)	(20,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	—	360,000
Repayment of long-term debt	(19,541)	(110,247)
Dividends to shareholders	(4,500)	(4,500)
Debt issuance costs	—	(7,543)
Debt repurchase premium	—	(1,693)
Other	1,593	283

Net cash (used in) provided by financing activities	(22,448)	236,300

Net (decrease) increase in cash and cash equivalents	(36,206)	198,703
Cash and cash equivalents at:
Beginning of period	327,083	9,099

End of period	$290,877	$207,802

Supplemental disclosure of cash flow information (note 2)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2003, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$193,820	$228,055
Fees, interest and other receivables, net	5,745	5,539
Rent and royalties receivable	85,928	85,928
Investments in securities	122,175	122,175
Other current assets, net	913	1,749

Total current assets	408,581	443,446
Note receivable from La Quinta Corporation	28,025	22,128
Restricted cash	400	500
Deferred income taxes, net	9,471	9,563
Intangible assets, net	59,223	60,012
Property and equipment, net	2,058,469	2,079,834
Mortgages and other notes receivable, net	62,588	62,329
Other non-current assets	12,635	13,581

Total assets	$2,639,392	$2,691,393

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$150,000	$169,547
Accounts payable	11,881	13,473
Accrued expenses and other current liabilities	18,151	39,025

Total current liabilities	180,032	222,045
Long-term debt	725,610	725,607
Other non-current liabilities	9,534	9,573

Total liabilities	915,176	957,225

Commitments and contingencies
Minority interest	25,593	26,309

Shareholders' Equity:
LQ Properties Preferred Stock, $0.10 par value; 6,000 shares authorized; 800 and 701 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	80	70
LQ Properties Class A Common Stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding	1	1
LQ Properties Class B Common Stock, $0.01 par value; 500,000 shares authorized; 180,361 and 179,902 shares issued and 178,374 and 177,921 shares outstanding at March 31, 2004 and December 31, 2003, respectively	1,804	1,799
Treasury Stock, at par; 1,987 and 1,981 paired shares at March 31, 2004 and December 31, 2003, respectively	(20)	(20)
Additional paid-in-capital	3,532,969	3,532,820
Equity investment in La Quinta Corporation	(41,595)	(41,595)
Accumulated deficit	(1,794,616)	(1,785,216)

Total shareholders' equity	1,698,623	1,707,859

Total liabilities and shareholders' equity	$2,639,392	$2,691,393

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2003, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, unaudited)

	Three Months Ended March 31,
	2004	2003
REVENUE:
Lodging	$1,719	$1,517
Rent from La Quinta Corporation	44,560	45,068
Royalty from La Quinta Corporation	1,872	2,858
Other	1,186	1,231

	49,337	50,674

EXPENSES:
Direct lodging operations	158	184
Other lodging expenses	7,216	7,677
General and administrative	373	1,239
Interest, net	15,334	13,959
Depreciation and amortization	26,208	28,080
Impairment of property and equipment	5,014	62,012
Other (income) expense	(356)	1,927

	53,947	115,078

Loss before minority interest, income taxes and discontinued operations	(4,610)	(64,404)
Minority interest	(436)	(837)
Income tax benefit (expense)	146	(168)

Loss before discontinued operations	(4,900)	(65,409)
Discontinued operations, net	—	(283)

Net loss	(4,900)	(65,692)
Preferred stock dividends	(4,500)	(4,500)

Net loss available to common shareholders	$(9,400)	$(70,192)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2003, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,900)	$(65,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,208	28,080
Impairment of property and equipment	5,014	62,012
Amortization of debt issuance costs	544	805
Minority interest	436	837
Deferred tax expense	92	107
Loss on early extinguishments of debt	—	1,934
Discontinued operations, net	—	283
Gain on sale of assets	—	(219)
Net change in other assets and liabilities	(29,291)	(46,663)

Net cash used in operating activities	(1,897)	(18,516)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,131)	(13,878)
Proceeds from sale of assets	—	200
Other	(13)	(3,841)

Net cash used in investing activities	(7,144)	(17,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	—	360,000
Repayment of long-term debt	(19,541)	(110,247)
Dividends to shareholders	(4,500)	(4,500)
Distributions paid to La Quinta Corporation	(1,153)	(1,073)
Debt issuance costs	—	(7,543)
Debt repurchase premium	—	(1,693)

Net cash (used in) provided by financing activities	(25,194)	234,944

Net (decrease) increase in cash and cash equivalents	(34,235)	198,909
Cash and cash equivalents at:
Beginning of period	228,055	7,564

End of period	$193,820	$206,473

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2003, are an integral part of these financial statements.

LA QUINTA CORPORATION
LA QUINTA PROPERTIES. INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Nature of Business and Summary of Significant Accounting Policies

Nature of Business

        La Quinta Corporation ("LQ Corporation") and its controlled subsidiary, La Quinta Properties, Inc. ("LQ Properties"), primarily focus on the lodging business. La Quinta's lodging real estate assets are owned by LQ Properties or one or more of its direct and indirect subsidiaries. LQ Corporation operates all of its owned lodging facilities through its subsidiary, La Quinta Inns, Inc. In addition, we franchise our brand to independent owner/operators. Our trade names, trademarks and service marks include La Quinta®, La Quinta Inns®, La Quinta Inn & Suites®, Returns® and teLQuik®. As of March 31, 2004, La Quinta either operated or franchised 375 hotels with approximately 45,000 rooms primarily located in the western and southern regions of the United States. As a result, our lodging properties are particularly sensitive to adverse economic and competitive conditions and trends in those regions and such conditions could adversely affect our business, financial condition and results of operations. Our top ten markets are: Atlanta, Austin, Dallas/Ft. Worth, Denver, Houston, Miami/Ft. Lauderdale, New Orleans, Orlando, Phoenix and San Antonio.

        The common stock of LQ Corporation and LQ Properties is attached and trades together as a single unit. The term LQ Corporation includes those entities owned or controlled by LQ Corporation (including its controlled subsidiaries LQ Properties and La Quinta Inns, Inc.); the term LQ Properties includes those entities owned or controlled by LQ Properties; and the terms "we," "us," "our," "La Quinta," "the companies," or "The La Quinta Companies" refer to LQ Corporation, LQ Properties and their respective subsidiaries, collectively.

Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

        Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in this Joint Quarterly Report on Form 10-Q (referred to as this Joint Quarterly Report), in accordance with the Rules and Regulations of the Securities and Exchange Commission (the "SEC"). We believe the disclosures contained in this Joint Quarterly Report are adequate to make the information presented not misleading. See our Joint Annual Report on Form 10-K filed on March 15, 2004 for additional information relevant to significant accounting policies that we follow.

        We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

        The accompanying consolidated financial statements represent the financial position and results of operations and cash flows of LQ Corporation on a consolidated basis with its controlled subsidiary LQ Properties and LQ Properties on a consolidated basis. In each case, the consolidated financial statements include the assets, liabilities, revenues and expenses of entities (in the absence of other factors determining control) where LQ Corporation and/or LQ Properties own over 50% of the voting shares of another company or, in the case of partnership investments, where LQ Corporation and/or LQ Properties own a majority of the general partnership interest. In addition, other than its two consolidated joint ventures, La Quinta does not currently operate or manage any hotels under management agreements with third parties where we: (1) maintain an equity ownership position, (2) have the ability to exercise significant influence and (3) are exposed to risks of operations that are sufficient to require consolidation. Separate financial statements have been presented for LQ Properties because LQ Properties has securities that are publicly traded on the New York Stock Exchange. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Investments in Securities

        At March 31, 2004 and December 31, 2003, LQ Properties owned approximately $122,175,000 in face amount of 7.114% Exercisable Put Option Securities (the "Securities") due August 15, 2004 issued by the Meditrust Exercisable Put Option Securities Trust (the "Trust"). The Securities represent beneficial interests in the Trust and are classified as held-to-maturity under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." LQ Properties is also the issuer of $150,000,000 of 7.114% notes to the Trust (the "Notes"). The Notes are the sole assets of the Trust (see Note 6).

        During 2003, we reclassified the Securities on our consolidated balance sheets from being netted against long-term debt to investments in securities.

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

Stock-Based Compensation

        La Quinta has various stock-based employee compensation plans and accounts for those plans using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is charged to earnings for options, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The companies grant restricted stock awards to certain employees. The difference between the price to the employee and the market value at grant date is charged to unearned compensation and carried as a component of equity and amortized over the related vesting period.

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

        Had compensation cost for the companies' stock option-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method pursuant to SFAS 123, the companies' net loss and loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Net loss, as reported	$(12,295)	$(50,288)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,153)	(1,090)

Pro forma net loss	$(13,448)	$(51,378)

Loss per share:
Basic and assuming dilution—as reported	$(0.07)	$(0.35)
Basic and assuming dilution—pro forma	$(0.08)	$(0.36)

Recent Accounting Standards

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of further discussion by the FASB on October 8, 2003, the FASB clarified that minority interests in consolidated partnerships with specified finite lives should be reclassified as liabilities and presented at fair market value unless the interests are convertible into the equity of the parent. Fair market value adjustments occurring subsequent to July 1, 2003 would be recorded as a component of interest expense. At their October 29,

2003 meeting, the FASB agreed to indefinitely defer the implementation of a portion of SFAS 150 regarding the accounting treatment for minority interests in finite life partnerships. Therefore, until a final resolution is reached, we will not implement this aspect of the standard. If we were to adopt this aspect of the standard under its current provisions, we would reclassify approximately $5,600,000 of minority interest to a liability and recognize a gain of approximately $200,000 as a cumulative effect of change in accounting principle, net of taxes.

        In January 2003 and as amended in December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," as amended ("FIN 46" or "FIN 46R," respectively), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties ("variable interest entities"). Variable interest entities ("VIEs") are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. Under FIN 46, the primary beneficiary of a VIE is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. In applying FIN 46, management has utilized available information and reasonable assumptions and estimates in evaluating whether an entity is a VIE and which party is the primary beneficiary. These assumptions and estimates are subjective and the use of different assumptions could result in different conclusions. FIN 46 also requires new disclosures about VIEs.

        We have occasionally provided, and, at our discretion, may upon occasion provide, franchisees with various forms of financing or incentive payments with varying terms, based on a number of factors. These factors include: the amount of the financing, the number of hotels involved and their locations, the number of rooms involved, relevant market conditions, the creditworthiness of the franchisee and any proposed guarantors, and other factors that may warrant the provision of assistance with conversion to our brand. We evaluate these various forms of financing or incentive payments to determine the appropriate accounting treatment under the requirements of FIN 46.

        On February 1, 2003, we adopted FIN 46 for VIEs created after January 31, 2003 and for VIEs in which we obtained an interest after January 31, 2003 and, in both cases, it did not have a material impact on our consolidated financial statements. In December 2003, the FASB issued FIN 46R, under which the consolidation requirement for entities formed prior to February 1, 2003 that are not considered special purpose entities was deferred until the end of the first interim period ending after March 15, 2004. We evaluated whether the provisions of FIN 46R are applicable to the franchise arrangements discussed above as well as other arrangements, which may meet the criteria of FIN 46R. We believe that there are currently no material arrangements that meet the definition of a variable interest entity that would require consolidation.

2.     Supplemental Cash Flow Information

        Details of interest and income taxes paid for LQ Corporation follow:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Interest paid during the period	$30,973	$25,091
Interest capitalized during the period	167	—
Income taxes paid during the period	597	325

3.     Discontinued Operations

        During 2003, discontinued operations included three company-owned hotels and TeleMatrix, Inc., a business component that provides telephone equipment and software for the lodging industry. We classified the assets and liabilities as discontinued components under the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). As a result, all periods presented in the financial statements and footnotes have been restated to report the separately identifiable results of operations and cash flows of the components as discontinued operations. During the fourth quarter of 2003, the companies sold the three hotels and TeleMatrix, Inc. for gross proceeds of $13,700,000, resulting in a gain on sale of approximately $873,000. At March 31, 2004, no assets held for sale under SFAS 144 were classified as discontinued operations.

        The following is a summary of consolidated statements of operations information for discontinued operations:

Three Months Ended March 31, 2003
(In thousands)
Revenues	$2,482

Loss before income taxes	(525)
Income tax benefit	191

Loss from discontinued operations	$(334)

4.     Property and Equipment

        The following is a summary of our investment in property and equipment:

	March 31, 2004	December 31, 2003
	(In thousands)
Land	$360,668	$360,623
Buildings and improvements, net of accumulated depreciation of $513,714 and $486,574, respectively	1,747,895	1,770,652
Assets held for sale, at fair value	12,474	12,474

Property and equipment, net	$2,121,037	$2,143,749

        At March 31, 2004 and December 31, 2003, the net book value of lodging property and equipment was $2,076,819,000 and $2,098,250,000, respectively. During the three months ended March 31, 2004 and 2003, we expended approximately $9,041,000 and $14,363,000, respectively, in capital improvements related to lodging properties. Additionally, we recorded depreciation expense and write-offs of approximately $25,418,000 and $27,772,000 for the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004 and 2003, we recorded impairments on held for use properties of $5,014,000 and $60,743,000, respectively.

        At March 31, 2004 and December 31, 2003, the net book value of corporate property and equipment was $31,744,000 and $33,025,000, respectively. During the three months ended March 31, 2004 and 2003, we expended $1,484,000 and $2,719,000, respectively, in capital improvements related to corporate property and equipment. Additionally, we recorded depreciation expense and write-offs on corporate property and equipment of approximately $2,893,000 and $2,659,000 for the three months ended March 31, 2004 and 2003, respectively.

        At March 31, 2004 and December 31, 2003, certain properties continued to be classified as held for sale. These properties were classified as held for sale prior to the initial application of SFAS 144 and are being accounted for under the transition provisions of SFAS 144 with respect to the inclusion of these properties' related results of operations in the companies' continuing operations. In addition, during the initial one year period, circumstances arose that resulted in some properties not selling by the end of that period. These properties continue to be actively marketed at a reasonable price given the change in market conditions and continue to be classified as properties held for sale. At March 31, 2004 and December 31, 2003, the estimated fair market value of properties held for sale was $12,474,000. During the three months ended March 31, 2003, we recorded additional impairments of $1,269,000 related to properties held for sale. No impairments were recorded on properties held for sale during the three months ended March 31, 2004.

        We continue to evaluate the assets in our total portfolio as well as to pursue an orderly disposition of our held for sale assets. There can be no assurance if or when sales will be completed or whether such sales will be completed on terms that will enable us to realize the full carrying value of such assets.

5.     Mortgages and Other Notes Receivable

        At March 31, 2004 and December 31, 2003, the net book value after impairment of mortgages receivable was approximately $26,212,000. The interest income on the mortgage loans was approximately $140,000 and $154,000 for the three months ended March 31, 2004 and 2003, respectively.

        At March 31, 2004 and December 31, 2003, the net book value of other notes receivable was approximately $32,074,000 and $31,792,000, respectively. Included in other notes receivable was approximately $31,891,000 in a subordinated note received as consideration in connection with the sale of certain healthcare assets during 2001. We currently intend to hold this note to maturity. Interest income on this note was approximately $1,031,000 and $1,088,000 for the three months ended March 31, 2004 and 2003, respectively.

6.     Indebtedness

        Indebtedness at March 31, 2004 and December 31, 2003 was as follows:

	March 31, 2004	December 31, 2003
	(In thousands)
Notes payable:
Principal payments aggregating $41,000 due from September 2005 to September 2015, bearing interest at rates between 7.510% and 8.625%	$40,500	$40,500
Principal payments aggregating $19,541 due in March 2004, bearing interest at 7.25%	—	19,547
Principal payments aggregating $100,000 due in September 2005, bearing interest at 7.40%	99,986	99,983
Principal payments aggregating $50,000 due in February 2007, bearing interest at 7.27%	50,000	50,000
Principal payments aggregating $160,000 due in August 2007, bearing interest at 7%	160,000	160,000
Principal payments aggregating $50,000 due in April 2008, bearing interest at 7.33%	50,000	50,000
Principal payments aggregating $325,000 due in March 2011, bearing interest at 8.875%	325,000	325,000
Principal payments aggregating $150,000 due in August 2011 (redeemable in August 2004 at the option of the note holder), bearing interest at 7.114%	150,000	150,000
Principal payments aggregating $124 due in September 2026, bearing interest at 7.82%	124	124

Total indebtedness	875,610	895,154
Less current portion	(150,000)	(169,547)

Long-term debt	$725,610	$725,607

Notes Payable

        During the three months ended March 31, 2004, we repaid $19,541,000 in principal on notes payable scheduled to mature on March 15, 2004. During 2003, LQ Properties issued $325,000,000 of senior notes bearing a coupon rate of 8.875% and having a maturity of March 15, 2011, which LQ Corporation guaranteed. These notes are subject to, among other types of covenants, certain restrictive financial incurrence covenants, such as limitations on the incurrence of indebtedness (pro forma fixed charge coverage ratio must exceed 2.0 times, excluding certain adjustments, in order to incur additional debt) and restricted payments (generally limited to 95% of funds from operations as defined in the indenture pursuant to which the notes were issued). In addition to the financial covenants, the indenture also includes, among other limitations, limitations on asset sales, issuances of certain capital stock, sale and leaseback transactions and affiliate transactions.

        Included in notes payable is $150,000,000 principal amount of 7.114% notes, due in August 2011 (repayable by LQ Properties in August 2004 at the option of the Trust). The Securities, which have pass-through characteristics, represent beneficial interests in the Trust that holds the Notes. The Trust was established as part of a 1997 financing to hold the Notes. LQ Properties is both the owner of securities issued by the Trust as well as the issuer of the Notes owed to the Trust. If the Notes are still outstanding from and after August 15, 2004, the interest rate will increase by a spread amount, as defined in the indenture, over the current 7.114% interest rate (the "Interest Rate to Maturity"). A third party (the "Call

Holder") has the option to purchase the Notes at 100% of their principal amount on August 15, 2004 (the "Call Option"). If the Call Holder exercises the Call Option, we may repurchase the Notes from the Call Holder at a price equal to the greater of (a) 100% of the principal amount of the Notes or (b) the sum of the present values of the remaining principal and interest payments (at the 7.114% coupon rate) discounted at the rate of U.S. Treasury securities having maturities similar to the remaining term of the Notes, plus in either case accrued and unpaid interest. The estimated fair value of the repurchase of the Notes from the Call Holder was approximately $182,700,000 and $176,500,000 at March 31, 2004 and December 31, 2003, respectively. The Trust has the right to require us to purchase all of the Notes at 100% of their principal amount on August 15, 2004 (the "Put Option"). The Trust is required to exercise the Put Option if (a) the Call Holder fails to exercise the Call Option or (b) the Call Holder exercises the Call Option but fails to make payment on the date required. As of March 31, 2004 and December 31, 2003, LQ Properties owned $122,175,000 of the Securities issued by the Trust. Accordingly, if the Call Option is exercised and LQ Properties does not exercise its repurchase rights described above, LQ Properties will have a non-callable $150,000,000 obligation that matures in August 2011, and will bear interest at the Interest Rate to Maturity. In this event, we will receive a $122,175,000 contemporaneous distribution from the Trust, representing a portion of the price paid by the Call Holder to the Trust upon exercise of the Call Option. Upon the initial application of SFAS No. 133, "Accounting for Derivative Instruments and Hedge Accounting" ("SFAS 133"), LQ Properties determined that the Call Option, Put Option, repurchase, and reset of interest did not meet the characteristics of derivative instruments as defined in SFAS 133. During 2003, we reclassified the owned Securities on our consolidated balance sheets from being netted against long-term debt to investments in securities.

Bank Notes Payable

        On November 12, 2003, we refinanced the previous credit agreement, as amended, with a bank group that provided a $125,000,000 revolving line of credit (the "2001 Credit Facility") to provide a $150,000,000 revolving line of credit (the "2003 Credit Facility"). The 2003 Credit Facility, which matures in April 2007, is secured by a pledge of stock of our subsidiaries and intercompany debt evidenced by promissory notes and contains a subjective acceleration clause contingent upon a material adverse effect. LQ Properties is the borrower under the facility and LQ Corporation is the guarantor.

        Approximately $129,954,000 (net of a $20,046,000 outstanding letter of credit) was available under the 2003 Credit Facility at March 31, 2004. Borrowings under the 2003 Credit Facility currently bear interest at the London Interbank Offered Rate ("LIBOR") plus 2.5%. During the three months ended March 31, 2004, there were no borrowings under the 2003 Credit Facility other than the letters of credit.

        The 2003 Credit Facility, as amended, contains several restrictive financial covenants (as defined in the 2003 Credit Facility), which include the following:

  •
  maximum net debt to EBITDA (total leverage) ratio of 5.35 times, decreasing to 4.50 times by 2007;

  •
  minimum interest coverage ratio of 2.10 times, increasing to 2.40 times by 2007;

  •
  minimum fixed charge coverage ratio of 1.35 times, increasing to 1.55 times by 2007; and

  •
  minimum consolidated tangible net worth of $700,000,000.

        In addition to the financial covenants, the 2003 Credit Facility also includes limitations on capital expenditures, asset sales, secured debt, certain investments, common stock dividends, and debt and share repurchases. We were in compliance with the covenants related to the 2003 Credit Facility at March 31, 2004. In 2003, we obtained a waiver from our lenders with respect to the reclassification of the Securities and any potential compliance impact on covenants contained in the 2001 Credit Facility.

7.     Commitments and Contingencies

        On June 27, 2001, a complaint was filed in the United States District Court for the District of Massachusetts, entitled Steadfast Insurance Co. v. Meditrust Corp., et al. (Civ. Action No. 01-CV-11115-MEL). On November 30, 2001 that complaint was amended, and the amended complaint was entitled Steadfast Insurance Co. v. La Quinta Properties, Inc. (Civ. Action No. 01-CV-11115-MEL). The complaint and the amended complaint were filed by plaintiff under seal. LQ Properties accepted service of the amended complaint on December 19, 2001 and filed an answer and counterclaim on April 3, 2002. The plaintiff, which claimed to be the subrogee or assignee of the claims of various entities, alleged purported causes of action including breach of contract, negligence, violation of 15 U.S.C. § 771, violation of Mass. Gen. L. c. 110 § 410, negligent misrepresentation and violation of Mass. Gen. L. c. 93A, § 11, arising out of an alleged misrepresentation in the offering memorandum for Meditrust Corporation's 7.114% Exercisable Put Option Securities. The amended complaint sought approximately $15,000,000 plus other potential damages. LQ Properties filed a motion for summary judgment on June 27, 2002. On June 4, 2003, the Court issued an order granting in full LQ Properties' motion for summary judgment, denying the plaintiff's motion for summary judgment, and dismissing in its entirety the plaintiff's case against LQ Properties. The plaintiff filed a notice of appeal. In November 2003, the parties attended mediation and reached a settlement agreement in concept. Effective April 2, 2004, a written settlement agreement was entered into by the parties, which resolved all of the disputed matters without cost to LQ Properties.

        In January 2002, KSL Desert Resorts, Inc. filed a legal action in the United States District Court for the Central District of California (the "Court") against LQ Corporation, et al. (No. CV-02-007 RT (SGLx)). The plaintiff, which uses the name "La Quinta Resort & Club" for a destination resort and country club located in La Quinta, California, claims that LQ Corporation has infringed its alleged trademark rights, among other allegations, notwithstanding our "incontestable" federal trademark registrations of the mark "La Quinta" and other marks including the mark "La Quinta" for hotel and motel services. The plaintiff seeks an injunction to prevent La Quinta, our agents, servants, employees, and our attorneys from using the mark "La Quinta" in Palm Springs, in the Coachella Valley, or throughout the United States. The plaintiff also seeks to cancel our federal trademark registrations that include the phrase "La Quinta" and to require destruction of any items under our control, which include the phrase "La Quinta." In October 2002, the defendants filed an answer denying the material allegations in the complaint and asserting several affirmative defenses, including defenses alleging that the plaintiff is estopped from asserting its actions. The defendants also filed counterclaims seeking to cancel plaintiff's federal trademark registrations using the "La Quinta" name for its destination resort and club. During settlement negotiations, the parties had reached apparent tentative settlement agreements, but those efforts have failed to result in a final and binding agreement. The action remains in the pretrial stage and the Court has recently entered a scheduling order setting discovery and other deadlines. If the dispute cannot be settled or resolved, we intend to vigorously defend the complaint and pursue our counterclaims. We cannot currently estimate the potential loss and/or range of potential loss from this matter.

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

        Under certain franchise agreements or joint venture agreements, we have committed to provide certain incentive payments, loans, reimbursements, rebates and other payments, to help defray the costs of construction, marketing and other costs associated with opening and operating a La Quinta hotel. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise or joint venture agreements. At March 31, 2004, we had approximately $8,585,000 in outstanding commitments of financial assistance to various franchisees, of which approximately $6,316,000 had been funded and approximately $1,404,000 had been repaid by franchisees. The unamortized balance of amounts funded on incentive payments is included in Other Non-current Assets. These agreements generally require that, in the event the franchise relationship is terminated, the franchisee either repay the outstanding loan balance or unamortized portion of the incentive payment, or transfers to us any equipment, computer or other property purchased by the franchisee with the incentive payment.

        We have provided a letter of credit, which guarantees the payment of certain industrial revenue bonds aggregating approximately $4,500,000 that is the obligation of an unrelated third party. During 2004, we have continued to provide standby letters of credit under our 2003 Credit Facility for the benefit of the trustee of the bonds in the amount of $4,666,000 (consisting of $4,500,000 of principal and $166,000 of interest). As part of the agreement to provide a letter of credit, the unrelated third party has provided La Quinta with collateral in all property and equipment of the related healthcare facility currently estimated to have a fair value of approximately $500,000. Due to concern that the unrelated third party will not be able to meet its obligations as they become due and stay in operation, there is a probability that La Quinta will be required to perform under the obligation. At March 31, 2004, La Quinta is carrying a liability of approximately $4,200,000 in connection with the obligation.

8.     Shareholders' Equity

        On January 23, 2004, LQ Properties exchanged 1,000 shares of LQ Properties Series B Preferred Stock (the "Series B Shares"), which represented all of the outstanding Series B Shares for 1,000,000 depositary shares, which represents 100,000 shares of LQ Properties Series A Cumulative Redeemable Preferred Stock ("Series A Shares"). The Series B Shares exchanged stood pari passu with the Series A Shares and the Series A Shares issued pursuant to an exchange agreement collect the same aggregate dividends ($2,250,000 per year) and have the same aggregate liquidation preference as did the Series B Shares.

        During the three months ended March 31, 2004, LQ Properties paid dividends of $4,500,000 or $0.5625 per depositary share, on its 9.00% Series A Cumulative Redeemable Preferred Stock.

9.     Other (Income) Expense

        For the three months ended March 31, 2004 and 2003, other (income) expense consisted of the following:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Gain on settlement(1)	$(345)	$—
Gain on sale of assets and related costs	—	(105)
Loss on early extinguishments of debt	—	1,934
Other(2)	210	1,335

Total other (income) expense	$(135)	$3,164

(1)
During the three months ended March 31, 2004, we settled obligations related to assets previously sold that resulted in a net gain of approximately $345,000.
(2)
During the three months ended March 31, 2004, we recognized expense of approximately $232,000 related to the termination and ongoing settlement of the La Quinta retirement plan. During the three months ended March 31, 2003, we recognized expenses of approximately $1,339,000 primarily related to an adjustment of actuarial assumptions on deferred compensation agreements and changes in net cash surrender values of key man life policies in the healthcare business.

        Changes in accrued reorganization costs for the three months ended March 31, 2004 were as follows:

	Severance and Employment Costs	Other	Total
	(In thousands)
December 31, 2003	$454	$1,279	$1,733
Payments	(109)	(33)	(142)
Accrual adjustments	—	(43)	(43)

March 31, 2004	$345	$1,203	$1,548

10.   Income Taxes

        LQ Properties has elected to be taxed as a REIT under the Internal Revenue Code and believes it has met all the requirements for qualification as such. Accordingly, LQ Properties will generally not be subject to federal income taxes on amounts distributed to shareholders, including LQ Corporation, provided it distributes annually at least 90 percent of its REIT taxable income (determined without regard to its dividends paid deduction and by excluding net capital gain) and meets certain other requirements for qualifying as a REIT. Generally no provision for federal income taxes is believed necessary in the financial statements of LQ Properties except for certain transactions resulting in capital gains that may require federal tax provisions and for subsidiaries taxable as C-corporations. LQ Properties utilizes taxable REIT subsidiaries to hold certain assets that LQ Properties could not hold directly. LQ Properties has accrued and paid federal and state income taxes on the earnings of such subsidiaries.

        LQ Corporation's income tax benefit is based on reported earnings before income taxes, adjusted to give effect to the income tax consequences to LQ Corporation of any amounts attributable to minority interests. Deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting and such amounts recognized for tax purposes, which requires recognition of deferred tax assets and liabilities. Deferred income taxes include amounts attributable to LQ Properties, as those differences will affect amounts currently or ultimately required to be distributed by LQ Properties to LQ Corporation as taxable dividends.

        As of December 31, 2003, our total federal net operating loss ("NOL") carryforwards were approximately $459,500,000, of which approximately $178,400,000 is available to LQ Properties and its taxable REIT subsidiaries. As of December 31, 2003, our total capital loss carryforwards were approximately $28,600,000 and our federal tax credit carryforwards (primarily alternative minimum tax credit carryforwards available only to LQ Properties) were approximately $5,900,000. A valuation allowance of approximately $27,800,000 has been provided with respect to deferred tax assets related to certain net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards for which realization of the benefit is not reasonably assured.

        LQ Corporation's income tax benefit consisted of the following:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Current income tax benefit (expense)	$238	$(61)
Deferred income tax benefit	4,791	33,039

Total income tax benefit	$5,029	$32,978

11.   Earnings Per Share

        Earnings per share ("EPS") for the companies is computed as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Loss before discontinued operations	$(12,295)	$(49,954)
Discontinued operations, net	—	(334)

Net loss	$(12,295)	$(50,288)

Average outstanding equivalent shares of paired common stock	176,269	142,701
Dilutive effect of stock options and unvested restricted stock	—	—

Average outstanding equivalent shares of paired common stock	176,269	142,701

Basic and assuming dilution
Loss before discontinued operations	$(0.07)	$(0.35)
Discontinued operations, net	—	—

Net loss	$(0.07)	$(0.35)

        Options to purchase 404,000 and 6,734,000 paired shares at prices ranging from $7.33 to $25.07 and $3.86 to $16.06 were outstanding during the three months ended March 31, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were equal to or greater than the average market price of the paired shares and because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from December 2008 to March 2014, were still outstanding at March 31, 2004.

        In addition, options to purchase 12,346,000 and 5,856,000 paired shares (weighted average effect of 3,470,000 and 103,000 shares for the three months ended March 31, 2004 and 2003, respectively) at prices ranging from $1.94 to $7.29 and $1.94 to $3.79 were outstanding during the three months ended March 31, 2004 and 2003, respectively, and were not included in the computation of diluted EPS because their inclusion would result in an antidilutive per share amount as the companies reported a loss from continuing operations for the three months ended March 31, 2004 and 2003.

        LQ Properties' Series B convertible preferred stock for the three months ended March 31, 2003 representing 2,680,000 paired common stock were not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect. No LQ Properties Series B convertible preferred stock was outstanding at March 31, 2004.

12.   Transactions between LQ Properties and LQ Corporation

        LQ Corporation leases hotel facilities from LQ Properties and its subsidiaries. The hotel facility lease agreements, as modified, between LQ Corporation and LQ Properties were for a five-year term, which expired in July 2003. These leases were amended to extend the term through December 31, 2003. Through March 31, 2002, the leases provided for a fixed payment of base rent plus a percentage rent based on room and other revenues and required LQ Properties to assume costs attributable to property taxes and insurance and to fund certain capital expenditures. Subsequent to March 31, 2002, the modified lease agreements provided for a percentage rent payment only in an amount equal to 40% of the gross revenues from the hotel facilities and required LQ Properties to pay property taxes and insurance and to fund certain capital expenditures.

        New lease agreements were entered into effective January 1, 2004. These agreements have substantially the same terms as the previous lease agreements other than a decrease in the percentage rent rate to 36% and differing initial terms of four, five or six years. At March 31, 2004 and December 31, 2003, LQ Corporation owed LQ Properties $85,928,000 related to these leases. Rent expense for the three months ended March 31, 2004 and 2003 was approximately $44,560,000 and $45,068,000, respectively. The companies believe that the intercompany leases conformed with normal business practices at the time they were entered into and were consistent with leases entered into on an arm's length basis.

        A subsidiary of LQ Corporation also had a royalty arrangement with a subsidiary of LQ Properties for the use of the La Quinta brand name. The royalty agreement expired on July 17, 2003 and automatically renewed for an additional five-year term. The royalty agreement was amended, effective January 1, 2004, to reduce the royalty rate to 1.5% of gross revenue, as defined in the royalty agreement. Royalty expense for the three months ended March 31, 2004 and 2003 was approximately $1,872,000 and $2,858,000, respectively.

        LQ Corporation provides certain management services to LQ Properties primarily related to executive management, general tax preparation, consulting, legal, accounting and certain aspects of human resources. LQ Properties compensates LQ Corporation for the direct costs of providing such services.

13.   Subsequent Events

        The lawsuit Steadfast Insurance Co. v. La Quinta Properties, Inc. (Civ. Action No. 01-CV-11115-MEL) was settled effective April 2, 2004, when a written settlement agreement was entered into by the parties, which resolved all of the disputed matters without cost to LQ Properties. (See Note 7)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with the financial statements and related notes included elsewhere in this Joint Quarterly Report. The results discussed below are not necessarily indicative of the results to be expected in future periods. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors. You should read the discussion about forward-looking statements in this Joint Quarterly Report under the heading "Forward-Looking Statements." This section will also direct you to our Joint Annual Report on Form 10-K filed with the SEC on March 15, 2004 and other risks described from time to time in our annual, quarterly and current reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or other changes, including those described in such Joint Annual Report on Form 10-K.

Overview

        We are a leading limited-service lodging company providing clean and comfortable rooms at affordable prices in convenient locations. We are one of the largest owner/operators of limited-service hotels in the United States. We earn revenue primarily by owning and operating 201 La Quinta Inns (including 6 La Quinta Inns that are located on land that we lease from third parties) and 75 La Quinta Inn & Suites containing approximately 36,000 rooms in 28 states as of March 31, 2004. We strive to design hotels that attract both business and leisure travelers seeking quality rooms that are generally comparable to those of mid-price, full service hotels, but at lower average room rates.

        In addition to owning and operating our hotel properties, we also earn revenue by licensing the use of our proprietary brand names, including La Quinta, La Quinta Inns and La Quinta Inn & Suites, in return for royalty and other fees through franchise agreements with franchisees. As of March 31, 2004, our franchisees operated 52 La Quinta Inns and 47 La Quinta Inn & Suites representing over 8,900 rooms under our brand. Other than our two consolidated joint ventures, we do not currently operate or manage any hotels under management agreements with third parties where we maintain an equity ownership position, have the ability to exercise significant influence or are exposed to risks of operations sufficient to require consolidation. We also earn interest income on approximately $58.1 million of healthcare related investments held at March 31, 2004.

        Over the last four years, we have undergone significant financial and strategic changes. In January 2000, we began a strategy of selling non-lodging real estate assets in order to focus on our lodging business. As a result of that change in strategy, we replaced substantially all of our senior management with executives who have, on average, approximately 25 years of experience in lodging and lodging-related industries. We have improved the operations of our lodging business, including the improvement of revenue performance, reduction of costs and introduction of a franchising program. During that period, we also have sold approximately $1.8 billion of our non-lodging assets, with proceeds from those sales applied to reduce indebtedness and strengthen our balance sheet.

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

        We have three growth strategies: (1) continue to improve the profitability of the existing company owned La Quinta Inns and La Quinta Inn & Suites, (2) further expand the brand through franchising, and (3) acquire limited service lodging assets or brands.

Key Indicators of Financial Condition and Operating Performance

        We use a variety of financial and other information in monitoring the financial condition and operating performance of our business. Some of this information is financial information that is prepared in accordance with generally accepted accounting principles ("GAAP"), while other information may be financial information not prepared in accordance with GAAP. Our management also uses other information that may not be financial in nature, including statistical information and comparative data. Our management uses this information to measure the performance of individual hotel properties, groups of hotel properties within a geographic region and/or our business as a whole. Historical information is periodically compared against our internal budgets as well as against industry-wide information. We use this information for planning and monitoring our business, as well as in determining employee compensation.

Operating Statistics

        Guest Satisfaction.    Guest satisfaction scores are an important indicator of how our products and services are being received and viewed by our customers. We have focused our efforts over the past several years at increasing guest satisfaction scores as we believe guest satisfaction is a driver of repeat and referral business that leads to increased revenue. Guest satisfaction scores are monitored through a number of initiatives including surveys conducted by an independent market research company. We believe that high levels of guest satisfaction are important to maintaining and growing our brand's reputation and recognition.

        Average Daily Rate ("ADR"), Occupancy Percentage and Revenue per Available Room ("RevPAR").    Room revenue comprises approximately 93% of our revenues and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms. RevPAR, which is another important statistic for monitoring operating performance at the individual property level and across our business as a whole, is the result of the combined impact of ADR and occupancy. RevPAR performance is evaluated on an absolute basis with comparison to budgeted and prior period performance, as well as on a company wide and regional basis. Additionally, RevPAR performance is compared and tracked against industry data for our defined competitive set within each local market as aggregated by Smith Travel Research.

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

        Inn Operating Contribution ("IOC").    IOC is a non-GAAP measure of an individual hotel property's level of profitability before fixed costs. IOC focuses on revenues and expenses that management considers are controllable components of the hotel property level operations. As part of IOC, we track and manage our costs per rented room as a measure of the variable costs to sell a room night.

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

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization

        We use a variety of measures at the corporate level in order to monitor the performance of our business as a whole. Some of these measures are prepared in accordance with GAAP, while others, such as adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") are non-GAAP measures. We use Adjusted EBITDA as a supplemental measure of performance because we believe it gives us a more complete understanding of our financial condition and operating results. We use this metric to calculate various financial ratios and to measure our performance, and we believe some debt and equity investors also utilize this metric for similar purposes. Adjusted EBITDA includes adjustments for non-cash income or expenses such as depreciation, amortization and other non-cash items. Adjusted EBITDA is also adjusted for discontinued operations, income taxes, interest expense, net and minority interest (which includes our preferred stock dividends of LQ Properties), as well as certain cash income or expense that we believe otherwise distort the comparability of the measure. Adjusted EBITDA is intended to show unleveraged, pre-tax operating results. This is one of the measures we use to set management and executive incentive compensation. Adjusted EBITDA is not intended to represent any measure of performance in accordance with GAAP and our calculation and use of this measure may differ from our competitors. This non-GAAP measure should not be used in isolation or as a substitute for a measure of performance or liquidity prepared in accordance with GAAP.

La Quinta Corporation—Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2004 and 2003

        Net loss decreased by $38.0 million or $0.28 per diluted paired share, to a net loss of $12.3 million, or $0.07 per diluted paired share, for the three months ended March 31, 2004, compared to a net loss of $50.3 million, or $0.35 per diluted paired share, for the three months ended March 31, 2003.

        The decrease in net loss was primarily due to:

  •
  increases in lodging revenues of approximately $13.0 million;
  •
  decreases in depreciation and amortization of approximately $2.1 million;
  •
  decreases in impairments of approximately $57.0 million; and
  •
  decreases in other (income) expense of approximately $3.3 million.

        These improvements were partially offset by:

  •
  increases in direct lodging operations expense of approximately $6.1 million;
  •
  increases in other lodging and general and administrative expenses of approximately $2.2 million;
  •
  increases in interest, net of approximately $1.3 million; and
  •
  a decrease in income tax benefit of approximately $27.9 million.

        The following table summarizes statistical lodging data for the three months ended March 31, 2004 and 2003:

	2004	2003
Number of Company-owned Hotels in Operation:(1)
Inns	201	208
Inn & Suites	75	73
Franchise Hotels Open	99	68
Occupancy Percentage(2)
Inns	62.2%	53.3%
Inn & Suites	69.9%	57.0%
Total Company	64.3%	54.2%
ADR(2,3)
Inns	$54.97	$58.62
Inn & Suites	$66.63	$72.17
Total Company	$58.50	$62.40
RevPAR(2,4)
Inns	$34.18	$31.22
Inn & Suites	$46.56	$41.10
Total Company	$37.64	$33.85
Available Room-Nights(2,5)	3,283	3,308
Room-Nights Sold(2,5)	2,112	1,795
Comparable Hotels:
Hotels(6)	274	274
Occupancy Percentage(2,6)	64.4%	54.4%
ADR(2,3,6)	$58.60	$62.63
RevPAR(2,4,6)	$37.72	$34.09
Available Room-Nights(5,6)	3,260	3,229
Room-Nights Sold(5,6)	2,099	1,758

(1)
Excludes three hotels (366 rooms) reported in discontinued operations for the three months ended March 31, 2003. All three hotels were sold in 2003.
(2)
Excludes franchised operating statistics and statistics for three hotels reported in discontinued operations for the three months ended March 31, 2003.
(3)
Represents average daily rate.
(4)
Represents net room revenue per available room.
(5)
Available room-night count and room-nights sold in thousands.
(6)
Represents hotels open both years for the entire three months ended March 31, 2004 and 2003. Excludes two hotels classified as held for sale, representing 250 rooms in aggregate.

        The following table sets forth certain information regarding our top ten markets ranked by the number of rooms owned in each of our top ten markets to our total rooms owned as of March 31, 2004. The market RevPAR performance data reflects RevPAR performance during the three months ended March 31, 2004 for La Quinta's defined competitive set (which includes La Quinta's RevPAR data) within each local market, as aggregated by Smith Travel Research. During the three months ended March 31, 2004, the market RevPAR performance for the top ten markets increased 7%. La Quinta's RevPAR performance in these top ten markets increased 12%. La Quinta's RevPAR increased faster than the market primarily due to improved RevPAR performance in Orlando, Houston, Denver and Atlanta.

During the three months ended March 31, 2004, the market RevPAR performance for all markets increased 6% while La Quinta's comparable RevPAR increased 11%.

					2004 First Quarter RevPAR % Change
	Owned Hotels		Owned Rooms
Market		% of Total		% of Total
	No.		No.		Market
Dallas/Ft. Worth	21	8%	2,858	8%	5%
Houston	16	6%	2,052	6%	10%
San Antonio	10	4%	1,516	4%	7%
Denver	10	4%	1,294	4%	3%
New Orleans	8	3%	1,178	3%	(3)%
Austin	9	3%	1,184	3%	(9)%
Phoenix	8	3%	1,009	3%	12%
Orlando	6	2%	918	2%	22%
Atlanta	7	2%	901	2%	0%
Miami/Ft. Lauderdale	7	2%	964	3%	14%

Top Ten Markets	102	37%	13,874	38%	7%
Other Markets	174	63%	22,180	62%	6%

All Markets	276	100%	36,054	100%	6%

Revenues and Expenses

        Lodging revenues were $131.1 million and $118.1 million for the three months ended March 31, 2004 and 2003, respectively. The increase in lodging revenues of $13.0 million, or 11.0%, in 2004 compared to 2003 was primarily due to an increase in room revenues. Lodging revenues include revenues from room rentals and other revenue, such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. Room revenue, which accounted for approximately 94% and 95% of lodging revenues for the three months ended March 31, 2004 and 2003, respectively, is dictated by demand, measured as occupancy percentage, pricing, measured as ADR, and the level of available room inventory. Operating statistics such as occupancy percentage, ADR and RevPAR, which is the product of ADR and occupancy percentage, are calculated based on all company owned hotels, including properties held for sale and excluding discontinued operations.

        Room revenues increased by $11.5 million, or 10.3%, to $123.5 million for the three months ended March 31, 2004 compared to $112.0 million for the three months ended March 31, 2003, primarily due to an increase in occupancy, partially offset by a decrease in ADR. Occupancy increased approximately 10.1 percentage points from 54.2% to 64.3% during the three months ended March 31, 2004. The increase in occupancy and RevPAR are primarily attributable to higher demand from leisure travelers, increased volume from various Internet travel sites including our website, www.LQ.com, increased national sales revenue, growth in membership of our La Quinta Returns program, our advertising and promotion incentives and improving guest satisfaction. This increased demand was partially offset by declines in the percentage of full rate customers and the introduction of lower net rates to La Quinta through third-party websites. As a result, our ADR decreased $3.90, or 6.3%, to $58.50 for the three months ended March 31, 2004 compared to $62.40 for the three months ended March 31, 2003.

        RevPAR from company owned hotels increased $3.79, or 11.2%, to $37.64 for the three months ended March 31, 2004 compared to $33.85 for the three months ended March 31, 2003. RevPAR increased as a result of the above-mentioned factors. We believe this trend will continue during the first half of 2004 and be driven primarily by higher demand from leisure travelers, increased volume from various Internet travel sites including our website, www.LQ.com, increased national sales revenue, growth in membership of our La Quinta Returns program, our advertising and promotion incentives and improving guest satisfaction. However, approximately two-thirds of our business is booked within zero to seven days of the stay, therefore, forecasting such a trend is difficult and declines in business and leisure traveler demand could impact our results. We can give no assurance that the trends experienced in the first quarter will continue for the remainder of the year.

        In addition, lodging revenues include franchise fees charged to franchisees for operating under the La Quinta brand and using our hotel designs, operating systems and procedures. Franchise fees increased by $1.3 million, or 86.7%, to $2.8 million for the three months ended March 31, 2004, from $1.5 million for the three months ended March 31, 2003. Franchise revenue is expected to increase in connection with the continued expansion of our franchise program.

        Other revenues, which include revenues from mortgage financing and other notes receivable on healthcare real estate and other assets, decreased by $0.04 million, or 3.3%, to $1.19 million for the three months ended March 31, 2004, compared to $1.23 million for the three months ended March 31, 2003.

        Direct lodging operating expenses were $60.9 million, or $28.85 per occupied room, and $54.8 million, or $30.52 per occupied room, for the three months ended March 31, 2004 and 2003, respectively (after reclassification for discontinued operations). Direct lodging expenses include costs directly associated with the operation of the hotels such as direct labor, utilities, and hotel supplies.

        The increase in direct lodging expenses of $6.1 million, or 11.1%, in 2004 compared to 2003 is primarily due to an increase in certain variable expenses associated with the increase in occupancy such as:

  •
  salaries and related taxes and benefits, which increased $3.1 million, or 11.0%; and

  •
  other variable expenses, including supplies, maintenance, utilities, purchased services, travel agency commissions and bad debt, which increased by approximately $3.1 million, or 16.9%.

        Other lodging expenses increased by $0.5 million, or 2.8%, to $18.3 million for the three months ended March 31, 2004 compared to $17.8 million for the three months ended March 31, 2003. Other lodging expenses include property taxes, insurance, franchise program costs, and corporate allocations charged to our owned hotel operations based on a percentage of room revenue. The increase in other lodging expenses was primarily comprised of:

  •
  an increase in franchise related expenses of approximately $0.3 million. Franchise expenses have increased and will continue to increase in connection with the continued expansion of our franchise program; and

  •
  a net increase in corporate overhead allocations, such as marketing, reservations, and information technology support fees of $0.5 million related to services provided to our owned hotels.

        This increase was partially offset by a decrease in property taxes of $0.3 million.

        General and administrative expenses increased by approximately $1.8 million, or 12.5%, to $16.2 million for the three months ended March 31, 2004 compared to $14.4 million for the three months ended March 31, 2003. General and administrative expenses include, among other costs, information technology services, legal, finance and accounting, sales, marketing, reservations, human resources and operations.

        The increase in general and administrative expenses is primarily due to an increase in advertising and marketing expenses associated with our spring promotion and customer relationship and marketing research initiatives, as well as increases in our Returns program expenses and reservation center expenses. These increases were partially offset by increases in corporate allocations to our owned hotels that are based on a percentage of revenue generated. Increases in the executive, finance, accounting and legal areas related to support of ongoing corporate governance matters and information systems projects, as well as increases in severance and other employee related costs also contributed to the increase in corporate overhead over the prior period. These increases were offset by decreases in the human resources and information systems areas.

        We anticipate that general and administrative expenses may continue to increase in 2004 in comparison to prior periods due to continuing marketing initiatives, increases in accounting and internal audit expense associated with corporate governance matters, increases in information services expenses related to replacement of financial systems and certain systems architecture, and continuing expansion of our franchise program.

        Interest, net increased by $1.3 million, or 9.2%, to $15.5 million during the three months ended March 31, 2004 compared to $14.2 million during the three months ended March 31, 2003. Interest expense is presented net of interest income on cash and investments in securities of $2.9 million in 2004 and $1.1 million in 2003. The increase in interest expense was primarily due to higher interest expense related to the March 19, 2003 issuance of our $325 million 8.875% senior notes. This increase was partially offset by decreases in interest expense resulting from the $95.1 million of principal payments made on our debt from March 31, 2003 to March 31, 2004 and an increase in interest income of $1.8 million. We used the proceeds generated from operations, assets sales, mortgage receivables repayments and the issuance of our 8.875% senior notes to fund the principal repayments.

        Depreciation and amortization expense decreased by $2.1 million, or 6.7%, to $29.3 million for the three months ended March 31, 2004 compared to $31.4 million for the three months ended March 31, 2003, primarily due to a decrease in losses on asset retirements.

        Impairments of property and equipment decreased by $57.0 million, or 91.9%, to $5.0 million for the three months ended March 31, 2004 compared to $62.0 million for the three months ended March 31, 2003. We recorded impairments on lodging properties held for use of $5.0 million and $60.7 million, respectively, during the three months ended March 31, 2004 and 2003, where facts, circumstances, and analysis indicated that the assets were impaired. We recorded impairments on lodging properties held for sale of approximately $1.3 million during the three months ended March 31, 2003. No impairments were recorded on lodging properties held for sale during the three months ended March 31, 2004.

Income Taxes

        As of December 31, 2003, our total federal NOL carryforwards were approximately $459.5 million, of which approximately $178.4 million is available to LQ Properties and its taxable REIT subsidiaries. As of December 31, 2003, our total capital loss carryforwards were approximately $28.6 million, and our federal tax credit carryforwards (primarily alternative minimum tax credits available only to LQ Properties) were approximately $5.9 million. A valuation allowance of approximately $27.8 million, has been provided with respect to deferred tax assets related to certain NOL carryforwards, capital loss carryforwards, and tax credit carryforwards for which realization of the benefit is not reasonably assured.

Discontinued Operations, net

        For the three months ended March 31, 2003, loss from discontinued operations of approximately $0.3 million, net of income tax benefit, represents the results of TeleMatrix, Inc. and rental income and property insurance, real estate taxes and depreciation expense related to the operation of three company owned hotels that were sold during 2003. As of March 31, 2004, no assets held for sale under SFAS 144 were classified as discontinued operations.

Other (Income) Expense

        Other (income) expense for the three months ended March 31, 2004 and 2003 consisted of the following:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Gain on settlement(1)	$(345)	$—
Gain on sale of assets and related costs	—	(105)
Loss on early extinguishments of debt	—	1,934
Other(2)	210	1,335

Total other (income) expense	$(135)	$3,164

(1)
During the three months ended March 31, 2004, we settled obligations related to assets previously sold that resulted in a net gain of approximately $0.3 million.
(2)
During the three months ended March 31, 2004, we recognized expense of approximately $0.2 million related to the termination and ongoing settlement of the La Quinta retirement plan. During the three months ended March 31, 2003, we recognized expenses of approximately $1.3 million primarily related to an adjustment of actuarial assumptions on deferred compensation agreements and changes in net cash surrender values of key man life policies in the healthcare business.

Liquidity and Capital Resources

Overview

        As of March 31, 2004, we had approximately $420.8 million of liquidity, which was comprised of $290.9 million of cash and cash equivalents and $129.9 million of unused capacity under our $150 million senior credit facility (the "2003 Credit Facility"), after giving effect to approximately $20.1 million of letters of credit issued thereunder. Of the $20.1 million of letters of credit, approximately $15.4 million support insurance arrangements and $4.7 million guarantee the payment of principal and interest on industrial revenue bonds, which are the obligation of an unrelated third party. The letter of credit is a remaining obligation from a 1995 healthcare transaction.

        Effective November 12, 2003, we refinanced our previous $125 million credit facility, which was scheduled to mature in January 2004, to provide for the $150 million 2003 Credit Facility maturing in April 2007. Borrowings under the 2003 Credit Facility currently bear interest at LIBOR plus 2.5%.

        We have $150 million of debt maturing (or redeemable at the option of the holder) during the period from April 1, 2004 through March 31, 2005. As of March 31, 2004, none of our debt obligations were floating rate obligations.

Cash Flows from Operating Activities

        The hotel industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality and the timing of working capital changes can be expected to cause quarterly fluctuations in revenue and operating cash flows. Our operating cash flows have improved during the three months ended March 31, 2004 compared to March 31,2003 primarily due to increases in revenue.

Cash Flows from Investing and Financing Activities

        As of March 31, 2004, our gross investment in property and equipment totaled approximately $2.6 billion consisting of hotel facilities in service and corporate assets. During the three months ended March 31, 2004, we spent approximately $8.7 million on capital improvements and renovations to existing hotels, redevelopment and corporate expenditures.

        Under certain franchise agreements or joint venture agreements, we have committed to provide certain incentive payments, loans, reimbursements, rebates, and other payments to help defray the costs of construction, marketing and other costs associated with opening and operating a La Quinta hotel. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise or joint venture agreements. At March 31, 2004, we had approximately $8.6 million in outstanding commitments of financial assistance to various franchisees, of which approximately $6.3 million had been funded and approximately $1.4 million had been repaid by franchisees. The unamortized balance of amounts funded on incentive payments is included in Other Non-current Assets. These agreements generally require that, in the event the franchise relationship is terminated, the franchisee either repay the outstanding loan balance or unamortized portion of the incentive payment, or transfers to us any equipment, computer or other property purchased by the franchisee with the incentive payment.

        We expect to provide funding for new investments through a combination of long-term and short-term financing, including debt and equity. We also provide funding for new investments through internally generated cash flow and the sale of selected assets. We may obtain long-term financing through the issuance of equity securities, long-term secured or unsecured notes, convertible debentures and the assumption of mortgage notes. We may obtain short-term financing through the use of our 2003 Credit Facility, which may be replaced with long-term financing as appropriate. From time to time, we may utilize interest rate swaps to manage any variable interest rate exposure.

        We have an effective shelf registration statement on file with the SEC. Under the shelf registration statement, either or both of LQ Corporation and LQ Properties may offer, from time to time, in one or more offerings the following securities: debt securities, which may be senior or subordinated; shares of common stock; shares of preferred stock; depositary shares; and warrants exercisable for debt securities, common stock or preferred stock. In November 2003 we issued 34,500,000 paired shares for net proceeds of approximately $184.3 million under the shelf registration statement.

        On November 12, 2003, we refinanced the previous credit agreement, as amended, with a bank group that provided a $125 million revolving line of credit (the "2001 Credit Facility") to provide a $150 million revolving line of credit, the 2003 Credit Facility. The 2003 Credit Facility, which matures in April 2007, is secured by a pledge of stock of our subsidiaries and intercompany debt evidenced by promissory notes and contains a subjective acceleration clause contingent upon a material adverse effect. LQ Properties is the borrower under the facility and LQ Corporation is the guarantor. Borrowings under the 2003 Credit Facility currently bear interest at LIBOR plus 2.50%. During the three months ended March 31, 2004, there were no borrowings under the 2003 Credit Facility other than the letters of credit.

        The 2003 Credit Facility contains several restrictive financial covenants (as defined in the 2003 Credit Facility), which include the following:

  •
  maximum net debt to EBITDA (total leverage) ratio of 5.35 times, decreasing to 4.50 times by 2007;
  •
  minimum interest coverage ratio of 2.10 times, increasing to 2.40 times by 2007;
  •
  minimum fixed charge coverage ratio of 1.35 times, increasing to 1.55 times by 2007; and
  •
  minimum consolidated tangible net worth of $700 million.

        In addition to the financial covenants, the 2003 Credit Facility also includes limitations on capital expenditures, asset sales, secured debt, certain investments, common stock dividends, and debt and share repurchases.

        During 2003, we issued $325 million of senior notes bearing a coupon rate of 8.875% and having a maturity of March 15, 2011. These notes were issued by LQ Properties and guaranteed by LQ Corporation. The notes were offered only to qualified institutional buyers in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. Pursuant to a registration rights agreement with the initial purchasers of our senior 8.875% notes, we registered with the SEC an offer to exchange new notes issued by LQ Properties and guaranteed by LQ Corporation, which we refer to as the "exchange notes," for the original notes. We closed the exchange offer on December 3, 2003. The exchange notes are in the same aggregate principal amount as, and have terms substantially identical to, the original notes, but the exchanges notes are freely tradable by the holders, while the original notes were subject to resale restrictions. The exchange offer did not generate any cash proceeds to us. These notes are subject to, among other types of covenants, certain restrictive financial incurrence covenants, including limitations on the incurrence of indebtedness (pro forma fixed charge coverage ratios must exceed 2.0 times, excluding certain adjustments, in order to incur additional debt) and restricted payments (generally limited to 95% of funds from operations as defined in the indenture pursuant to which the notes were issued). In addition to the financial covenants, the indenture also includes, among other limitations, limitations on asset sales, issuances of certain capital stock, sale and leaseback transactions and affiliate transactions.

        Also during the three months ended March 31, 2004, we repaid approximately $19.5 million in principal on notes payable scheduled to mature on March 15, 2004.

        The following is a summary of our future debt maturities as of March 31, 2004:

Year	Total
(In millions)
2004(1)	$150
2005	116
2006	20
2007	210
2008	50
2009 and thereafter	330

Total debt	$876

(1)
Assumes $150 million of 7.114% Notes due in 2011 will be redeemed at the option of the holders or due to LQ Properties exercising its repurchase rights.

        Included in notes payable is $150 million principal amount of 7.114% notes (the "Notes"), due in August 2011, which are repayable by LQ Properties in August 2004 at the option of the note holder, Meditrust Exercisable Put Option Securities Trust (the "Trust"). The Exercisable Put Option Securities (the "Securities"), which have pass-through characteristics, represent beneficial interests in the Trust that holds the Notes. The Trust was established as part of a 1997 financing to hold the Notes. LQ Properties is both the owner of the Securities issued by the Trust as well as the issuer of the Notes owed to the Trust. If the Notes are still outstanding from and after August 15, 2004, the interest rate will increase by a spread amount, as defined in the indenture, over the current 7.114% interest rate (the "Interest Rate to Maturity"). A third party (the "Call Holder") has the option to purchase the Notes at 100% of their principal amount on August 15, 2004 (the "Call Option"). If the Call Holder exercises the Call Option, we may repurchase the Notes from the Call Holder at a price equal to the greater of (a) 100% of the principal amount of the Notes or (b) the sum of the present values of the remaining principal and interest payments (at the 7.114% coupon rate) discounted at the rate of U.S. Treasury securities having maturities similar to the remaining term of the Notes, plus in either case accrued and unpaid interest. The estimated fair value of the repurchase of the Notes from the Call Holder is approximately $182.7 million and $176.5 million at March 31, 2004 and December 31, 2003, respectively. The Trust has the right to require us to purchase all of the Notes at 100% of their principal amount on August 15, 2004 (the "Put Option"). The Trust is required to exercise the Put Option if (a) the Call Holder fails to exercise the Call Option or (b) the Call Holder exercises the Call Option but fails to make payment on the date required. At both March 31, 2004 and December 31, 2003, LQ Properties owned $122.2 million of the Securities issued by the Trust. Accordingly, if the Call Option is exercised and LQ Properties does not exercise its repurchase rights described above, LQ Properties will have a non-callable $150 million obligation that matures in August 2011, and will bear interest at the Interest Rate to Maturity. In this event, we will receive a $122.2 million contemporaneous distribution from the Trust, representing a portion of the price paid by the Call Holder to the Trust upon exercise of the Call Option. Upon the initial application of SFAS No. 133, "Accounting for Derivative Instruments and Hedge Accounting" ("SFAS 133"), LQ Properties determined that the Call Option, Put Option, repurchase, and reset of interest did not meet the characteristics of derivative instruments as defined in SFAS 133. During 2003, we reclassified the owned Securities on our consolidated balance sheets from being netted against long-term debt to investments in securities.

        We had shareholders' equity of approximately $1.4 billion and our net debt (total indebtedness less investments in securities less cash and cash equivalents) constituted approximately 22% of our total capitalization (total shareholders' equity plus minority interest plus total indebtedness less investments in securities less cash and cash equivalents) as of March 31, 2004. LQ Properties had shareholders' equity of approximately $1.7 billion as of March 31, 2004.

        During the three months ended March 31, 2004, LQ Properties paid total dividends of $4.5 million, or $0.5625 per depositary share, on its 9.00% Series A Cumulative Redeemable Preferred Stock.

        Our Board of Directors previously approved a $20 million share repurchase program to allow us to repurchase common and/or preferred stock in the open market or in privately negotiated transactions. As of March 31, 2004, we had repurchased approximately $9.1 million (or 1,916,700 shares) of our equity securities under the program.

        We believe that our current sources of capital, including cash on hand, operating cash flows, and expected proceeds from the sale of certain lodging assets are adequate to finance our current operations, including 2004 capital expenditures which we currently expect to be approximately $70 million.

Effects of Certain Events on Lodging Demand

        The combination of terrorist attacks and the impact of the war with Iraq and its aftermath and the downturn in the national economy, along with our concentration of hotels in certain markets, resulted in substantial declines in demand for lodging for both business and leisure travelers across all lodging segments and increased price competition during the first quarter of 2003. Although we continually and actively manage the operating costs of our hotels in order to respond to changes in the demand at our lodging properties, we must also continue to provide the level of service that our guests expect. Although operating results and cash flow from operating activities have improved, our operating results and cash flow from operating activities could be impacted should such events occur again.

        RevPAR results for company owned hotels for the three months ended March 31, 2004 were favorable. We believe this trend will continue during the first half of 2004 and be driven primarily by higher demand from leisure travelers, increased volume from various Internet travel sites including our website, www.LQ.com, increased national sales revenue, growth in membership of our La Quinta Returns program, our advertising and promotion incentives and improving guest satisfaction. However, approximately two-thirds of our business is booked within zero to seven days of the stay, therefore, forecasting such a trend is difficult and declines in business and leisure traveler demand could impact our results. We can give no assurance that the trends experienced in the first quarter will continue for the remainder of the year.

LQ Properties—Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2004 and 2003

        Net loss available to common shareholders decreased by $60.8 million, or 86.6%, to a net loss of $9.4 million for the three months ended March 31, 2004, compared to a net loss available to common shareholders of $70.2 million, for the three months ended March 31, 2003.

        The decrease in net loss was primarily due to:

  •
  increases in lodging revenues of approximately $0.2 million;
  •
  decreases in direct lodging operations and other lodging expenses of approximately $0.5 million;
  •
  decreases in general and administrative expenses of approximately $0.8 million;
  •
  decreases in depreciation and amortization of approximately $1.9 million;
  •
  decreases in impairments of property and equipment of approximately $57.0 million; and
  •
  decreases in other (income) expense of approximately $2.3 million.

        These improvements were partially offset by:

  •
  decreases in rent and royalty revenues of approximately $1.5 million; and
  •
  increases in interest, net of approximately $1.3 million.

Revenue and Expenses

        Lodging revenues that primarily include rent revenues from restaurants leased to third parties increased by $0.2 million, or 13.3%, to $1.7 million for the three months ended March 31, 2004 compared to $1.5 million for the three months ended March 31, 2003 primarily due to an increase in other revenue as well as an increase in contingent rent revenue from restaurants leased to third parties.

        Rent from La Quinta Corporation decreased by $0.5 million, or 1.1%, to $44.6 million for the three months ended March 31, 2004 compared to $45.1 million for the three months ended March 31, 2003 due to new lease agreements that became effective as of January 1, 2004. These agreements have substantially the same terms as the previous lease agreements other than a decrease in the percentage rent payment from 40% to 36% of room and other revenues and differing initial terms of four, five, or six years.

        Royalty from La Quinta Corporation decreased by $1.0 million, or 34.5%, to $1.9 million for the three months ended March 31, 2004 compared to $2.9 million for the three months ended March 31, 2003 due to an amended royalty agreement that reduced the rate from 2.5% to 1.5% of gross revenue, as defined in the royalty agreement effective January 1, 2004. This decrease was partially offset by an increase in lodging revenues experienced by LQ Corporation during the three months ended March 31, 2004.

        Other lodging expenses decreased by $0.5 million, or 6.5%, to $7.2 million for the three months ended March 31, 2004 compared to $7.7 million for the three months ended March 31, 2003 as a result of decreases in property taxes and insurance.

        General and administrative expenses decreased by $0.8 million, or 67.7%, to $0.4 million for the three months ended March 31, 2004 compared to $1.2 million for the three months ended March 31, 2003. This decrease was primarily attributable to a decrease in allocated expenses related to finance and accounting.

        Interest, net increased by $1.3 million, or 9.3%, to $15.3 million during the three months ended March 31, 2004 compared to $14.0 million during the three months ended March 31, 2003. Interest expense is presented net of interest income on cash and investments in securities of $2.7 million in 2004 and $1.1 million in 2003. The increase in interest expense was primarily due to higher interest expense related to the March 19, 2003 issuance of our $325 million 8.875% senior notes. This increase was partially offset by decreases in interest expense resulting from the $95.1 million of principal payments made on our debt from March 31, 2003 to March 31, 2004 and an increase in interest income of $1.6 million. We used the proceeds generated from operations, assets sales, mortgage receivables repayments and the issuance of our 8.875% senior notes to fund the principal payments.

        Depreciation and amortization expense decreased by $1.9 million, or 6.8%, to $26.2 million during the three months ended March 31, 2004 compared to $28.1 million during the three months ended March 31, 2003, primarily due to a decrease in losses on asset retirements.

        Impairments of property and equipment decreased by $57.0 million, or 91.9%, to $5.0 million for the three months ended March 31, 2004 compared to $62.0 million for the three months ended March 31, 2003. We recorded impairments on lodging properties held for use of $5.0 million and $60.7 million, respectively, during the three months ended March 31, 2004 and 2003, where facts, circumstances, and analysis indicated that the assets were impaired. We recorded impairments on lodging properties held for sale of approximately $1.3 million during the three months ended March 31, 2003. No impairments were recorded on lodging properties held for sale during the three months ended March 31, 2004.

Discontinued Operations, net

        For the three months ended March 31, 2003, loss from discontinued operations of approximately $0.3 million, net of income tax benefit, represents the results of TeleMatrix, Inc. and rental income and property insurance, real estate taxes and depreciation expense related to the ownership of three company owned hotels that were sold during 2003. As of March 31, 2004, no assets held for sale under SFAS 144 were classified as discontinued operations.

Other (Income) Expense

        Other (income) expense for the three months ended March 31, 2004 and 2003 consisted of the following:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Gain on settlement(1)	$(345)	$—
Gain on sale of assets and related costs	—	(108)
Loss on early extinguishments of debt	—	1,934
Other(2)	(11)	101

Total other (income) expense	$(356)	$1,927

(1)
During the three months ended March 31, 2004, we settled obligations related to assets previously sold that resulted in a net gain of approximately $0.3 million.
(2)
We recognized expenses of $0.1 million during the three months ended March, 31, 2003 primarily related to an adjustment of actuarial assumptions on deferred compensation agreements and changes in net cash surrender values of key man life policies in the healthcare business.

Recent Accounting Standards

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of further discussion by the FASB on October 8, 2003, the FASB clarified that minority interests in consolidated partnerships with specified finite lives should be reclassified as liabilities and presented at fair market value unless the interests are convertible into the equity of the parent. Fair market value adjustments occurring subsequent to July 1, 2003 would be recorded as a component of interest expense. At their October 29, 2003 meeting, the FASB agreed to indefinitely defer the implementation of a portion of SFAS 150 regarding the accounting treatment for minority interests in finite life partnerships. Therefore, until a final resolution is reached, we will not implement this aspect of the standard. If we were to adopt this aspect of the standard under its current provisions, we would reclassify approximately $5.6 million of minority interest to a liability and recognize a gain of approximately $0.2 million as a cumulative effect of change in accounting principle, net of taxes.

        In January 2003 and as amended in December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," as amended ("FIN 46" or "FIN 46R," respectively), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties ("variable interest entities"). Variable interest entities ("VIEs") are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. Under FIN 46, the primary beneficiary of a VIE is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. In applying FIN 46, management has utilized available information and reasonable assumptions and estimates in evaluating whether an entity is a VIE and which party is the primary beneficiary. These assumptions and estimates are subjective and the use of different assumptions could result in different conclusions. FIN 46 also requires new disclosures about VIEs.

        We have occasionally provided, and, at our discretion, may upon occasion provide, franchisees with various forms of financing or incentive payments with varying terms, based on a number of factors. These factors include: the amount of the financing, the number of hotels involved and their locations, the number of rooms involved, relevant market conditions, the creditworthiness of the franchisee and any proposed guarantors, and other factors that may warrant the provision of assistance with conversion to our brand. We evaluate these various forms of financing or incentive payments to determine the appropriate accounting treatment under the requirements of FIN 46.

        On February 1, 2003, we adopted FIN 46 for VIEs created after January 31, 2003 and for VIEs in which we obtained an interest after January 31, 2003 and, in both cases, it did not have a material impact on our consolidated financial statements. In December 2003, the FASB issued FIN 46R, under which the consolidation requirement for entities formed prior to February 1, 2003 that are not considered special purpose entities was deferred until the end of the first interim period ending after March 15, 2004. We evaluated whether the provisions of FIN 46R are applicable to the franchise arrangements discussed above as well as other arrangements, which may meet the criteria of FIN 46R. We believe that there are currently no material arrangements that meet the definition of a variable interest entity that would require consolidation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        During the three months ended March 31, 2004, we repaid $19.5 million in principal on notes payable scheduled to mature on March 15, 2004. As of March 31, 2004, we had no variable rate debt for the reported period.

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

(b)
Changes in internal controls.

        There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        Incorporated by reference to the description of legal proceedings is Note 7, "Commitments and Contingencies," in the condensed notes to the consolidated financial statements set forth in Part I, Item I, "Financial Statements."

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
January 1-31, 2004	4,791	$6.58	—	$10.9 million
February 1-29, 2004	866	7.54	—	10.9 million
March 1-31, 2004	1,054	7.82	—	10.9 million

Total	6,711	$6.90	—	$10.9 million

(1)
All of the shares included in each period were purchased from our non-executive employees in connection with the vesting of restricted paired shares granted under our stock option plan. All of these purchases were made in connection with satisfying tax withholding obligations of those non-executive employees. These shares were not purchased as part of our publicly announced share repurchase program.

(2)
The price paid per paired share is the closing price of the paired shares on the vesting date.

(3)
Our Board of Directors previously approved a $20.0 million share repurchase program to allow us to repurchase common and/or preferred stock in the open market or in privately negotiated transactions. We did not repurchase any equity securities under the program during the three months ended March 31, 2004. As of March 31, 2004, we had repurchased approximately $9.1 million (or 1,916,700 shares) and could repurchase up to approximately $10.9 million of our equity securities under our share repurchase program.

Recent Sales of Unregistered Securities

        During the three months ended March 31, 2004, LQ Properties issued an aggregate of 1,000,000 depositary shares which represents 100,000 shares of LQ Properties' 9% Series A Cumulative Redeemable Preferred Stock ("Series A Shares") in exchange for 1,000 shares of LQ Properties' 9% Series B Cumulative Redeemable Convertible Preferred Stock. The Series A Shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) and the rules promulgated thereunder. No underwriters were used for this transaction. On March 29, 2004, LQ Properties filed a registration statement with the SEC registering for resale the depositary shares representing such Series A Shares.

Item 6. Exhibits and Reports on Form 8-K

a)
Exhibits:

10.1	Facility Lease Agreement dated as of January 1, 2004 between La Quinta Properties, Inc. as Lessor and LQC Leasing, Inc. as Lessee (excluding schedules and exhibits which La Quinta agrees to furnish supplementary to the Securities and Exchange Commission upon request).
10.2	First Amendment made as of January 1, 2004 to the Second Amended and Restated Trademark License Agreement dated as of December 31, 2001 between La Quinta Worldwide, LLC and LQC Leasing, LLC.
31.1	Certification of the President and Chief Executive Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.
b)
Reports on Form 8-K:

1.	The companies furnished a joint current report on Form 8-K to the SEC on January 16, 2004 announcing under Item 12 updated guidance with respect to expected RevPAR, Adjusted EBITDA and Net Loss for the three months ended December 31, 2003.
2.
The companies filed a joint current report on Form 8-K with the SEC on January 27, 2004 announcing under Item 5 the execution of (i) a Purchase and Sale Agreement with Michael D. Herman, pursuant to which the companies sold to Mr. Herman 100% of the capital stock of TeleMatrix, Inc. and 100% of the membership interests of TeleMatrix Equipment, LLC and (ii) an Exchange Agreement and a Registration Rights Agreement with Mrs. Debra L. Herman.
3.	The companies furnished a joint current report on Form 8-K to the SEC on February 26, 2004 announcing under Item 12 their earnings for the three months and year ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this Joint Quarterly Report to be signed on their behalf by the undersigned, thereunto duly authorized.

LA QUINTA CORPORATION
	By:	/s/ DAVID L. REA David L. Rea Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: May 6, 2004
LA QUINTA PROPERTIES, INC.
	By:	/s/ DAVID L. REA David L. Rea Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: May 6, 2004