Form 10-Q
period 2004-06-30
LA QUINTA CORP; LA QUINTA PROPERTIES INC
filed 2004-08-04
CIK 313749, 314661

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004
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

        As of July 30, 2004, La Quinta Corporation had 187.9 million shares of common stock outstanding and La Quinta Properties, Inc. had 100,000 shares of class A common stock and 178.5 million shares of class B common stock outstanding.

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

        In this Joint Quarterly Report, unless the context otherwise requires, the term LQ Corporation includes those entities owned or controlled by LQ Corporation (including its controlled subsidiaries, LQ Properties and La Quinta Inns, Inc.); the term LQ Properties includes those entities owned or controlled by LQ Properties; and the terms "we," "us," "our," "the companies," "La Quinta" or "The La Quinta Companies" refer to LQ Corporation, LQ Properties and their respective subsidiaries, collectively. The terms "paired shares" and "paired common stock" mean the shares of common stock of LQ Corporation, par value $0.01 per share, that are attached and trade as a single unit with the shares of Class B common stock, par value $0.01 per share, of LQ Properties.

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

        We have used forward-looking statements in a number of parts of this Joint Quarterly Report, including, without limitation, "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements may include statements regarding the intent, belief or current expectations of the companies or their respective directors or officers with respect to the matters discussed in this Joint Quarterly Report. Our forward-looking statements are subject to a number of risks and uncertainties that could cause actual results or the timing of events to differ materially from those described in the forward-looking statements.

        Please see the risks identified in our Joint Annual Report on Form 10-K ("Joint Annual Report") filed with the Securities and Exchange Commission (the "SEC") on March 15, 2004, and other risks described from time to time in our annual, quarterly and current reports filed with the SEC. The risks and uncertainties described in these reports include those related to our lodging business, our investments in real estate, LQ Properties' status as a REIT, our capital expenditures and requirements, our corporate structure, our debt and liquidity needs, acquisition-related risks, including the ability to identify candidates that meet our financial and strategic criteria, successfully completing any acquisitions that we may enter into (including our acquisition of substantially all the assets of The Marcus Corporation's limited service lodging division discussed in this Joint Quarterly Report), and effectively integrating the business of any company that we may acquire (including, if successfully completed, the integration of The Marcus Corporation's limited service lodging division), as well as risks and uncertainties related to our industry, the economy, the aftermath of United States military action in Iraq, the possibility of further terrorist attacks on the United States and global affairs. We have discussed these risks and uncertainties in detail in our Joint Annual Report and we encourage you to read those risk factors in their entirety in order to understand the risks and uncertainties that can affect our forward-looking statements as well as our business generally.

        Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this Joint Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or other changes.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LA QUINTA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$314,533	$327,083
Fees, interest and other receivables, net	26,356	20,758
Deferred income taxes, net	19,821	19,821
Investments in securities	122,175	122,175
Other current assets	9,784	7,370

Total current assets	492,669	497,207
Intangible assets, net	71,489	73,421
Restricted cash	2,900	3,000
Property and equipment, net	2,099,463	2,143,749
Mortgages and other notes receivable, net	58,479	57,965
Other non-current assets	29,676	30,451

Total assets	$2,754,676	$2,805,793

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$150,000	$169,547
Accounts payable	17,668	20,203
Accrued payroll and employee benefits	26,100	29,828
Accrued expenses and other current liabilities	64,617	66,222

Total current liabilities	258,385	285,800
Long-term debt	725,612	725,607
Deferred income taxes, net	144,057	153,476
Other non-current liabilities	19,384	18,345

Total liabilities	1,147,438	1,183,228

Commitments and contingencies
Minority interest (including preferred stock liquidation preference of $200,000 in 2004 and 2003)	206,070	206,031

Shareholders' Equity:
LQ Corporation Common Stock, $0.01 par value; 500,000 shares authorized; 180,487 and 179,902 shares issued and 178,478 and 177,921 shares outstanding at June 30, 2004 and December 31, 2003, respectively	1,805	1,799
LQ Properties Class B Common Stock, $0.01 par value; 500,000 shares authorized; 180,487 and 179,902 shares issued and 178,478 and 177,921 shares outstanding at June 30, 2004 and December 31, 2003, respectively	1,805	1,799
Treasury Stock, at par; 2,009 and 1,981 paired shares at June 30, 2004 and December 31, 2003, respectively	(40)	(40)
Additional paid-in-capital	3,671,544	3,669,062
Unearned compensation	(3,964)	(5,155)
Accumulated other comprehensive income	290	226
Accumulated deficit	(2,270,272)	(2,251,157)

Total shareholders' equity	1,401,168	1,416,534

Total liabilities and shareholders' equity	$2,754,676	$2,805,793

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2003, are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUE:
Lodging	$143,474	$132,878	$274,585	$251,026
Other	1,191	1,364	2,377	2,595

	144,665	134,242	276,962	253,621

EXPENSES:
Direct lodging operations	64,019	59,014	124,954	113,789
Other lodging expenses	18,976	19,076	37,227	36,849
General and administrative	15,703	14,569	31,876	29,012
Interest, net	14,756	16,508	30,294	30,751
Depreciation and amortization	30,215	32,381	59,492	63,772
Impairment of property and equipment	7,719	4,578	12,733	66,590
Other (income) expense	(633)	3,969	(768)	7,133

	150,755	150,095	295,808	347,896

Loss before minority interest, income taxes and discontinued operations	(6,090)	(15,853)	(18,846)	(94,275)
Minority interest	(4,661)	(4,602)	(9,229)	(9,112)
Income tax benefit	3,931	6,612	8,960	39,589

Loss before discontinued operations	(6,820)	(13,843)	(19,115)	(63,798)
Discontinued operations, net	—	216	—	(117)

Net loss	$(6,820)	$(13,627)	$(19,115)	$(63,915)

EARNINGS PER SHARE—BASIC AND ASSUMING DILUTION
Loss before discontinued operations	$(0.04)	$(0.10)	$(0.11)	$(0.45)
Discontinued operations, net	—	—	—	—

Net loss	$(0.04)	$(0.10)	$(0.11)	$(0.45)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2003, are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,115)	$(63,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,492	63,772
Impairment of property and equipment	12,733	66,590
Minority interest	9,229	9,112
Stock based compensation	1,395	1,186
Amortization of debt issuance costs	907	1,332
Loss (gain) on sale of assets	212	(4)
Deferred tax benefit	(9,066)	(39,788)
Loss on early extinguishments of debt	—	6,202
Discontinued operations, net	—	117
Net change in other assets and liabilities	(18,491)	(13,554)

Net cash provided by operating activities	37,296	31,050

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,944)	(31,743)
Proceeds from sale of assets	5,165	6,246
Proceeds from notes receivable	674	—
Investment in trust	—	(61,084)
Other	(32)	(4,282)

Net cash used in investing activities	(23,137)	(90,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	—	360,000
Repayment of long-term debt	(19,541)	(154,646)
Dividends to shareholders	(9,000)	(9,000)
Debt issuance costs	—	(8,439)
Debt repurchase premium	—	(6,095)
Proceeds from employee stock purchase and other	2,046	510
Purchase of treasury shares	—	(1,338)
Other	(214)	(352)

Net cash (used in) provided by financing activities	(26,709)	180,640

Net (decrease) increase in cash and cash equivalents	(12,550)	120,827
Cash and cash equivalents at:
Beginning of period	327,083	9,099

End of period	$314,533	$129,926

Supplemental disclosure of cash flow information (note 2)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2003, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$220,746	$228,055
Fees, interest and other receivables, net	5,583	5,539
Rent receivable	85,928	85,928
Investments in securities	122,175	122,175
Other current assets, net	2,393	1,749

Total current assets	436,825	443,446
Note receivable from La Quinta Corporation	30,947	22,128
Restricted cash	400	500
Deferred income taxes, net	9,376	9,563
Intangible assets, net	58,433	60,012
Property and equipment, net	2,033,638	2,079,834
Mortgages and other notes receivable, net	62,843	62,329
Other non-current assets	12,140	13,581

Total assets	$2,644,602	$2,691,393

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$150,000	$169,547
Accounts payable	7,704	13,473
Accrued expenses and other current liabilities	36,178	39,025

Total current liabilities	193,882	222,045
Long-term debt	725,612	725,607
Other non-current liabilities	9,510	9,573

Total liabilities	929,004	957,225

Commitments and contingencies
Minority interest	25,343	26,309

Shareholders' Equity:
LQ Properties Preferred Stock, $0.10 par value; 6,000 shares authorized; 800 and 701 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	80	70
LQ Properties Class A Common Stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding	1	1
LQ Properties Class B Common Stock, $0.01 par value; 500,000 shares authorized; 180,487 and 179,902 shares issued and 178,478 and 177,921 shares outstanding at June 30, 2004 and December 31, 2003, respectively	1,805	1,799
Treasury Stock, at par; 2,009 and 1,981 paired shares at June 30, 2004 and December 31, 2003, respectively	(20)	(20)
Additional paid-in-capital	3,533,096	3,532,820
Equity investment in La Quinta Corporation	(41,595)	(41,595)
Accumulated deficit	(1,803,112)	(1,785,216)

Total shareholders' equity	1,690,255	1,707,859

Total liabilities and shareholders' equity	$2,644,602	$2,691,393

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2003, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUE:
Lodging	$1,314	$1,512	$3,033	$3,029
Rent from La Quinta Corporation	48,570	50,588	93,130	95,656
Royalty from La Quinta Corporation	2,044	3,214	3,916	6,072
Other	1,191	1,364	2,377	2,595

	53,119	56,678	102,456	107,352

EXPENSES:
Direct lodging operations	161	157	319	341
Other lodging expenses	7,213	7,273	14,429	14,950
General and administrative	265	1,087	638	2,326
Interest, net	14,513	16,333	29,847	30,292
Depreciation and amortization	27,150	26,813	53,358	54,893
Impairment of property and equipment	7,719	4,578	12,733	66,590
Other (income) expense	(663)	4,225	(1,019)	6,152

	56,358	60,466	110,305	175,544

Loss before minority interest, income taxes and discontinued operations	(3,239)	(3,788)	(7,849)	(68,192)
Minority interest	(510)	(985)	(946)	(1,822)
Income tax expense	(247)	(153)	(101)	(321)

Loss before discontinued operations	(3,996)	(4,926)	(8,896)	(70,335)
Discontinued operations, net	—	219	—	(64)

Net loss	(3,996)	(4,707)	(8,896)	(70,399)
Preferred stock dividends	(4,500)	(4,500)	(9,000)	(9,000)

Net loss available to common shareholders	$(8,496)	$(9,207)	$(17,896)	$(79,399)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies' Form 10-K for the year ended
December 31, 2003, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,896)	$(70,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,358	54,893
Impairment of property and equipment	12,733	66,590
Minority interest	946	1,822
Amortization of debt issuance costs	907	1,332
Loss (gain) on sale of assets	212	(4)
Deferred tax expense	187	122
Loss on early extinguishments of debt	—	6,202
Stock based compensation	—	68
Discontinued operations, net	—	64
Net change in other assets and liabilities	(20,211)	(35,738)

Net cash provided by operating activities	39,236	24,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,253)	(24,588)
Proceeds from sale of assets	5,165	6,246
Investment in trust	—	(61,084)
Other	(2)	(3,866)

Net cash used in investing activities	(16,090)	(83,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	—	360,000
Repayment of long-term debt	(19,541)	(154,646)
Dividends to shareholders	(9,000)	(9,000)
Dividends/distributions to La Quinta Corporation	(1,914)	(32,234)
Proceeds from intercompany note	—	25,125
Debt issuance costs	—	(8,439)
Purchase of treasury shares	—	(172)
Debt repurchase premium	—	(6,095)

Net cash (used in) provided by financing activities	(30,455)	174,539

Net (decrease) increase in cash and cash equivalents	(7,309)	116,199
Cash and cash equivalents at:
Beginning of period	228,055	7,564

End of period	$220,746	$123,763

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
LA QUINTA PROPERTIES. INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Nature of Business and Summary of Significant Accounting Policies

Nature of Business

        La Quinta Corporation ("LQ Corporation") and its controlled subsidiary, La Quinta Properties, Inc. ("LQ Properties"), primarily focus on the lodging business. La Quinta's lodging real estate assets are owned by LQ Properties or one or more of its direct and indirect subsidiaries. LQ Corporation operates all of its owned lodging facilities through its subsidiary, La Quinta Inns, Inc. In addition, we franchise our brand to independent owner/operators. Our trade names, trademarks and service marks include La Quinta®, La Quinta Inns®, La Quinta Inn & Suites® and Returns®. As of June 30, 2004, La Quinta either operated or franchised 381 hotels with approximately 45,400 rooms primarily located in the western and southern regions of the United States. As a result, our lodging properties are particularly sensitive to adverse economic and competitive conditions and trends in those regions and such conditions could adversely affect our business, financial condition and results of operations. Our top ten markets are: Atlanta, Austin, Dallas/Ft. Worth, Denver, Houston, Miami/Ft. Lauderdale, New Orleans, Orlando, Phoenix and San Antonio.

        The common stock of LQ Corporation and the Class B common stock of LQ Properties are attached and trade together as a single unit. The term LQ Corporation includes those entities owned or controlled by LQ Corporation (including its controlled subsidiaries LQ Properties and La Quinta Inns, Inc.); the term LQ Properties includes those entities owned or controlled by LQ Properties; and the terms "we," "us," "our," "the companies," "La Quinta," or "The La Quinta Companies" refer to LQ Corporation, LQ Properties and their respective subsidiaries, collectively.

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

        We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

        The accompanying consolidated financial statements represent the financial position and results of operations and cash flows of LQ Corporation on a consolidated basis with its controlled subsidiary, LQ Properties and LQ Properties on a consolidated basis. In each case, the consolidated financial statements include the assets, liabilities, revenues and expenses of entities (in the absence of other factors determining control) where LQ Corporation and/or LQ Properties own over 50% of the voting shares of another company or, in the case of partnership investments, where LQ Corporation and/or LQ Properties own a majority of the general partnership interest. In addition, other than its two consolidated joint ventures, La Quinta does not currently operate or manage any hotels under management agreements with third parties where we: (1) maintain an equity ownership position, (2) have the ability to exercise significant influence and (3) are exposed to risks of operations that are sufficient to require consolidation. Separate financial statements have been presented for LQ Properties because LQ Properties has securities that are publicly traded on the New York Stock Exchange. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Investments in Securities

        At June 30, 2004 and December 31, 2003, LQ Properties owned approximately $122.2 million in face amount of 7.114% Exercisable Put Option Securities (the "Securities") due August 15, 2004 issued by the Meditrust Exercisable Put Option Securities Trust (the "Trust"). The Securities represent beneficial interests in the Trust and are classified as held-to-maturity under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." LQ Properties is also the issuer of $150 million of 7.114% notes to the Trust (the "Notes"). The Notes are the sole assets of the Trust (see Note 6).

        As discussed in our Joint Annual Report, during 2003, we reclassified the Securities on our consolidated balance sheets from being netted against long-term debt to investments in securities. The Securities were also reclassified on our consolidated statements of cash flows from repayment of long-term debt to purchase of securities as of June 30, 2003.

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

Stock-Based Compensation

        La Quinta has various stock-based employee compensation plans and accounts for those plans using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is charged to earnings for options, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The companies grant restricted stock awards to certain employees. The difference between the price to the employee and the market value at grant date is charged to unearned compensation, carried as a component of equity and amortized over the related vesting period.

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

        Had compensation cost for the companies' stock option-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method pursuant to SFAS 123, the companies' net loss and loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions, except per share data)
Net loss, as reported	$(6.8)	$(13.6)	$(19.1)	$(63.9)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.1)	(1.4)	(2.1)	(2.5)

Pro forma net loss	$(7.9)	$(15.0)	$(21.2)	$(66.4)

Loss per share:
Basic and assuming dilution—as reported	$(0.04)	$(0.10)	$(0.11)	$(0.45)
Basic and assuming dilution—pro forma	$(0.04)	$(0.10)	$(0.12)	$(0.46)

Recent Accounting Standards

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of further discussion by the FASB on October 8, 2003, the FASB clarified that minority interests in consolidated partnerships with specified finite lives should be reclassified as liabilities and presented at fair market value unless the interests are convertible into the equity of the parent. Fair market value adjustments occurring subsequent to July 1, 2003 would be recorded as a component of interest expense. At their October 29,

2003 meeting, the FASB agreed to indefinitely defer the implementation of a portion of SFAS 150 regarding the accounting treatment for minority interests in finite life partnerships. Therefore, until a final resolution is reached, we will not implement this aspect of the standard. If we were to adopt this aspect of the standard under its current provisions, we would reclassify approximately $5.8 million of minority interest to a liability and recognize a gain of approximately $0.2 million as a cumulative effect of change in accounting principle, net of taxes.

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

        On February 1, 2003, we adopted FIN 46 for VIEs created after January 31, 2003 and for VIEs in which we obtained an interest after January 31, 2003 and, in both cases, it did not have a material impact on our consolidated financial statements. In December 2003, the FASB issued FIN 46R, under which the consolidation requirement for entities formed prior to February 1, 2003 that are not considered special purpose entities was deferred until the end of the first interim period ending after March 15, 2004. We evaluated whether the provisions of FIN 46R are applicable to the franchise arrangements discussed above as well as other arrangements which may meet the criteria of FIN 46R. We believe that there are currently no material arrangements that either meet the definition of a variable interest entity or where we are the primary beneficiary that would require consolidation.

2.    Supplemental Cash Flow Information

        Details of interest and income taxes paid for LQ Corporation follow:

	Six Months Ended June 30,
	2004	2003
	(In millions)
Interest paid during the period	$31.3	$26.3
Interest capitalized during the period	0.5	—
Income taxes paid during the period	0.7	0.4

3.    Discontinued Operations

        During 2003, discontinued operations included three company-owned hotels and TeleMatrix, Inc., a business component that provides telephone equipment and software for the lodging industry. We classified the assets and liabilities as discontinued components under the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). As a result, all periods presented in the financial statements and footnotes have been restated to report the separately identifiable results of operations and cash flows of the components as discontinued operations. During the fourth quarter of 2003, the companies sold the three hotels and TeleMatrix, Inc. for gross proceeds of $13.7 million, resulting in a gain on sale of approximately $0.9 million. At June 30, 2004, no assets held for sale were subject to SFAS 144 classification as discontinued operations.

        The following is a summary of consolidated statements of operations information for discontinued operations:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(In millions)
Revenues	$4.4	$6.9

Income (loss) before income taxes	0.3	(0.2)
Income tax (expense) benefit	(0.1)	0.1

Income (loss) from discontinued operations	$0.2	$(0.1)

4.    Property and Equipment

        The following is a summary of our investment in property and equipment:

	June 30, 2004	December 31, 2003
	(In millions)
Land	$360.9	$360.6
Buildings and improvements, net of accumulated depreciation of $541.4 million and $486.6 million, respectively	1,732.0	1,770.7
Assets held for sale, at fair value	6.6	12.5

Property and equipment, net	$2,099.5	$2,143.8

        At June 30, 2004 and December 31, 2003, the net book value of lodging property and equipment was $2,057.6 million and $2,098.3 million, respectively. During the six months ended June 30, 2004 and 2003, we expended approximately $23.9 million and $24 million, respectively, in capital improvements related to lodging properties. Additionally, we recorded depreciation expense and write-offs of approximately $26.9 million and $25.8 million for the three months ended June 30, 2004 and 2003, respectively, and $52.3 million and $53.6 million for the six months ended June 30, 2004 and 2003, respectively. We recorded impairments on held for use properties of $7.2 million and $4.3 million for the three months ended June 30, 2004 and 2003, respectively, and $12.2 million and $65 million for the six months ended June 30, 2004 and 2003, respectively.

        At June 30, 2004 and December 31, 2003, the net book value of corporate property and equipment was $35.2 million and $33 million, respectively. During the six months ended June 30, 2004 and 2003, we expended $7.5 million and $6.9 million, respectively, in capital improvements related to corporate property and equipment. Additionally, we recorded depreciation expense and write-offs on corporate property and equipment of approximately $2.4 million and $5.6 million for the three months ended June 30, 2004 and 2003, respectively, and $5.3 million and $8.2 million for the six months ended June 30, 2004 and 2003, respectively.

        At December 31, 2003, certain properties continued to be classified as held for sale. These properties were classified as held for sale prior to the initial application of SFAS 144 and were being accounted for under the transition provisions of SFAS 144 with respect to the inclusion of these properties' related results of operations in the companies' continuing operations. In addition, during the initial one year period, circumstances arose that resulted in some properties not selling by the end of that period. At December 31, 2003, the estimated fair market value of properties held for sale under the transition provisions of SFAS 144 was $3.5 million. The remaining properties were sold during the three months ended June 30, 2004 for net proceeds of $3.4 million resulting in a loss on sale of $0.1 million. During the three and six months ended June 30, 2003, we sold three hotels with an aggregate net book value of $6.2 million. Net proceeds on these transactions were $6.1 million and resulted in a net loss of $0.1 million. Impairments of $0.3 million and $1.2 million were recorded during the three and six months ended June 30, 2003, respectively.

        At June 30, 2004 certain land parcels continue to be classified as held for sale; however, they are not included in discontinued operations as they do not meet the definition of components of an entity under the provisions of SFAS 144. At June 30, 2004 and December 31, 2003, the estimated fair market value of these properties was approximately $6.6 million and $9.0 million, respectively. During the three and six months ended June 30, 2004, we sold one land parcel with a net book value of $1.9 million for net proceeds of $1.9 million. No land parcels were sold during the comparable periods of 2003. Impairments of $0.5 million were recorded on one land parcel during the three and six months ended June 30, 2004. We recorded impairments of $0.4 million for both the three and six months ended June 30, 2003 related to land parcels held for sale.

        We continue to evaluate the assets in our total portfolio as well as to pursue an orderly disposition of our held for sale assets. There can be no assurance if or when sales will be completed or whether such sales will be completed on terms that will enable us to realize the full carrying value of such assets.

5.    Mortgages and Other Notes Receivable

        At June 30, 2004 and December 31, 2003, the net book value after impairment of mortgages receivable was approximately $26.2 million. The interest income on the mortgage loans was approximately $0.1 million and $0.2 million for the three months ended June 30, 2004 and 2003, respectively, and $0.3 million for each of the six month periods ended June 30, 2004 and 2003, respectively.

        At June 30, 2004 and December 31, 2003, the net book value of other notes receivable was approximately $32.3 million and $31.8 million, respectively. Included in other notes receivable was approximately $32.2 million in a subordinated note received as consideration in connection with the sale of certain healthcare assets during 2001. We currently intend to hold the remaining balance of this note to maturity. Interest income on this note was approximately $1.0 million and $1.1 million for the three months ended June 30, 2004 and 2003, respectively, and $2.1 million and $2.2 million for the six months ended June 30, 2004 and 2003, respectively.

6.    Indebtedness

        Indebtedness at June 30, 2004 and December 31, 2003 was as follows:

	June 30, 2004	December 31, 2003
	(In millions)
Notes payable:
Principal payments aggregating $19.5 due in March 2004, bearing interest at 7.25%	$—	$19.5
Principal payments aggregating $100 due in September 2005, bearing interest at 7.40%	100.0	100.0
Principal payments aggregating $41 due from September 2005 to September 2015, bearing interest at rates between 7.51% and 8.625%	40.5	40.5
Principal payments aggregating $50 due in February 2007, bearing interest at 7.27%	50.0	50.0
Principal payments aggregating $160 due in August 2007, bearing interest at 7%	160.0	160.0
Principal payments aggregating $50 due in April 2008, bearing interest at 7.33%	50.0	50.0
Principal payments aggregating $325 due in March 2011, bearing interest at 8.875%	325.0	325.0
Principal payments aggregating $150 due in August 2011 (redeemable in August 2004 at the option of the note holder), bearing interest at 7.114%	150.0	150.0
Principal payments aggregating $0.1 due in September 2026, bearing interest at 7.82%	0.1	0.1

Total indebtedness	875.6	895.1
Less current portion	(150.0)	(169.5)

Long-term debt	$725.6	$725.6

Notes Payable

        During the six months ended June 30, 2004, we repaid $19.5 million in principal on notes payable scheduled to mature on March 15, 2004. During 2003, LQ Properties issued $325 million of senior notes bearing a coupon rate of 8.875% and having a maturity of March 15, 2011, which LQ Corporation guaranteed. These notes are subject to, among other types of covenants, certain restrictive financial incurrence covenants, such as limitations on the incurrence of indebtedness (pro forma fixed charge coverage ratio must exceed 2.0 times, excluding certain adjustments, in order to incur additional debt) and restricted payments (generally limited to 95% of funds from operations as defined in the indenture pursuant to which the notes were issued). In addition to the financial covenants, the indenture also includes, among other limitations, limitations on asset sales, issuances of certain capital stock, sale and leaseback transactions and affiliate transactions.

        Included in notes payable is $150 million principal amount of 7.114% notes, due in August 2011 (repayable by LQ Properties in August 2004 at the option of the Trust). The Securities, which have pass-through characteristics, represent beneficial interests in the Trust that holds the Notes. The Trust was established as part of a 1997 financing to hold the Notes. (See Note 1—Investments in Securities.) LQ Properties is both the owner of securities issued by the Trust as well as the issuer of the Notes owed to the Trust. If the Notes are still outstanding from and after August 15, 2004, the interest rate will increase by an amount determined in accordance with the documents that govern the obligations of LQ Properties with respect to the Notes (the "Interest Rate to Maturity"). A third party (the "Call Holder") has the option to purchase the Notes at 100% of their principal amount on August 15, 2004 (the "Call Option"). If the Call Holder exercises the Call Option, we may repurchase the Notes from the Call Holder at a price equal to the greater of (a) 100% of the principal amount of the Notes or (b) the sum of the present values of the remaining principal and interest payments, as determined in accordance with the documents that govern the obligations of LQ Properties with respect to the Notes, discounted at the rate of U.S. Treasury securities having maturities similar to the remaining term of the Notes, plus in either case accrued and unpaid interest. The estimated fair value of the repurchase of the Notes from the Call Holder was up to $175.2 million and $176.5 million at June 30, 2004 and December 31, 2003, respectively. The Trust has the right to require us to purchase all of the Notes at 100% of their principal amount on August 15, 2004 (the "Put Option"). The Trust is required to exercise the Put Option if (a) the Call Holder fails to exercise the Call Option or (b) the Call Holder exercises the Call Option but fails to make payment on the date required. As of June 30, 2004 and December 31, 2003, LQ Properties owned $122.2 million of the Securities issued by the Trust. Accordingly, if the Call Option is exercised and LQ Properties does not exercise its repurchase rights described above, LQ Properties will have a non-callable $150 million obligation that matures in August 2011, which will bear interest at the Interest Rate to Maturity. In this event, we will receive a $122.2 million contemporaneous distribution from the Trust, representing a portion of the price paid by the Call Holder to the Trust upon exercise of the Call Option. Upon the initial application of SFAS No. 133, "Accounting for Derivative Instruments and Hedge Accounting" ("SFAS 133"), LQ Properties determined that the Call Option, Put Option, repurchase, and reset of interest did not meet the characteristics of derivative instruments as defined in SFAS 133. During 2003, we reclassified the owned Securities on our consolidated balance sheets from being netted against long-term debt to investments in securities. The Securities were also reclassified on our consolidated statements of cash flows from repayment of long-term debt to purchases of securities as of June 30, 2003.

Bank Notes Payable

        On November 12, 2003, we refinanced our previous credit agreement, as amended, with a bank group that provided a $125 million revolving line of credit (the "2001 Credit Facility") to provide a $150 million revolving line of credit (the "2003 Credit Facility"). The 2003 Credit Facility, which matures in April 2007, is secured by a pledge of stock of our subsidiaries and intercompany debt evidenced by promissory notes and contains a subjective acceleration clause contingent upon a material adverse effect. LQ Properties is the borrower under the facility and LQ Corporation is the guarantor.

        Approximately $129.9 million (net of a $20.1 million outstanding letter of credit) was available under the 2003 Credit Facility at June 30, 2004. Borrowings under the 2003 Credit Facility currently bear interest at the London Interbank Offered Rate ("LIBOR") plus 2.5%. During the six months ended June 30, 2004, there were no borrowings under the 2003 Credit Facility other than the letters of credit.

        The 2003 Credit Facility, as amended, contains several restrictive financial covenants (as defined in the 2003 Credit Facility), which include the following:

  •
  maximum net debt to EBITDA (total leverage) ratio of 5.30 times in 2004, decreasing to 4.50 times by 2007;

  •
  minimum interest coverage ratio of 2.10 times in 2004, increasing to 2.40 times by 2007;

  •
  minimum fixed charge coverage ratio of 1.35 times in 2004, increasing to 1.55 times by 2007; and

  •
  minimum consolidated tangible net worth of $700 million.

        In addition to the financial covenants, the 2003 Credit Facility also includes limitations on capital expenditures, asset sales, secured debt, certain investments, common stock dividends, and debt and share repurchases. We were in compliance with the covenants related to the 2003 Credit Facility at June 30, 2004. In 2003, we obtained a waiver from our lenders with respect to the reclassification of the Securities and any potential compliance impact on covenants contained in the 2001 Credit Facility.

7.    Commitments and Contingencies

        In January 2002, KSL Desert Resorts, Inc. filed a legal action in the United States District Court for the Central District of California (the "Court") against LQ Corporation, et al. (No. CV-02-007 RT (SGLx)). The plaintiff, which uses the name "La Quinta Resort & Club" for a destination resort and country club located in La Quinta, California, claims that LQ Corporation has infringed its alleged trademark rights, among other allegations, notwithstanding our "incontestable" federal trademark registrations of the mark "La Quinta" and other marks including the mark "La Quinta" for hotel and motel services. The plaintiff seeks an injunction to prevent La Quinta, our agents, servants, employees, and our attorneys from using the mark "La Quinta" in Palm Springs, in the Coachella Valley, or throughout the United States. The plaintiff also seeks to cancel our federal trademark registrations that include the phrase "La Quinta" and to require destruction of any items under our control, which include the phrase "La Quinta." In October 2002, the defendants filed an answer denying the material allegations in the complaint and asserting several affirmative defenses, including defenses alleging that the plaintiff is estopped from asserting its actions. The defendants also filed counterclaims seeking to cancel plaintiff's federal trademark registrations using the "La Quinta" name for its destination resort and club. During settlement negotiations, the parties had reached apparent tentative settlement agreements, but those efforts have failed to result in a final and binding agreement. The action remains in the pretrial stage and the Court has entered a scheduling order setting discovery and other deadlines. If the dispute cannot be settled or resolved, we intend to vigorously defend the complaint and pursue our counterclaims. We cannot currently estimate the potential loss and/or range of potential loss from this matter.

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

        Under certain franchise agreements or joint venture agreements, we have committed to provide certain incentive payments, loans, reimbursements, rebates and other payments, to help defray the costs of construction, marketing and other costs associated with opening and operating a La Quinta hotel. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise or joint venture agreements. At June 30, 2004, we had approximately $8.3 million in outstanding commitments of financial assistance to various franchisees, of which approximately $6.0 million had been funded and approximately $2.2 million had been repaid by franchisees or amortized. The unamortized balance of amounts funded or payable on incentive payments of approximately $4.6 million is included in Other Non-current Assets. These agreements generally require that, in the event the franchise relationship is terminated, the franchisee either repay the outstanding loan balance or unamortized portion of the incentive payment, or transfer to us any equipment, computer or other property purchased by the franchisee with the incentive payment.

        We have provided a letter of credit in connection with a 1995 healthcare transaction, which guarantees the payment of certain industrial revenue bonds aggregating approximately $4.5 million that is the obligation of an unrelated third party. During 2004, we have continued to provide standby letters of credit under our 2003 Credit Facility for the benefit of the trustee of the bonds in the amount of $4.7 million (consisting of $4.5 million of principal and $0.2 million of interest). As part of the agreement to provide a letter of credit, the unrelated third party has provided La Quinta with collateral in all property and equipment of the related healthcare facility currently estimated to have a fair value of approximately $0.5 million. Due to concern that the unrelated third party will not be able to meet its obligations as they become due and stay in operation, there is a probability that La Quinta will be required to perform under the obligation. At June 30, 2004, La Quinta was carrying a liability of approximately $4.2 million in connection with the obligation.

8.    Shareholders' Equity

        During the six months ended June 30, 2004, LQ Properties paid dividends of $9.0 million on its 9.00% Series A Cumulative Redeemable Preferred Stock.

9.    Other (Income) Expense

        For the three and six month periods ended June 30, 2004 and 2003, other (income) expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)
Loss on sale of assets and related costs	$0.2	$0.1	$0.2	$—
Loss on early extinguishments of debt	—	4.3	—	6.2
Other(1)	(0.8)	(0.4)	(1.0)	0.9

Total other (income) expense	$(0.6)	$4.0	$(0.8)	$7.1

(1)
During the three months ended June 30, 2004, we recognized income of $0.8 million primarily as a result of settlement of litigation related to the exit of the healthcare business and refunds of public company filing fees partially offset by approximately $0.2 million of expense related to the termination and ongoing settlement of the La Quinta retirement plan. During the three months ended June 30, 2003, we recognized income of approximately $0.4 million primarily related to a refund of relocation costs and an adjustment of amounts previously accrued for healthcare business exit costs. During the six months ended June 30, 2004, we recognized $1.0 million of income primarily as a result of settlement of litigation and return of collateral related to the exit of the healthcare business and refunds of public company filing fees partially offset by approximately $0.4 million of expense related to the termination and ongoing settlement of the La Quinta retirement plan. During the six months ended June 30, 2003, we recognized expenses of approximately $0.9 million primarily related to an adjustment of actuarial assumptions on deferred compensation agreements and changes in net cash surrender values of key man life policies in the healthcare business.

        Changes in accrued reorganization costs for the six months ended June 30, 2004 were as follows:

	Severance and Employment Costs	Other	Total
	(In millions)
December 31, 2003	$0.4	$1.3	$1.7
Payments	(0.1)	(0.1)	(0.2)
Accrual adjustments	—	(0.1)	(0.1)

June 30, 2004	$0.3	$1.1	$1.4

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

        As of December 31, 2003, our total federal net operating loss ("NOL") carryforwards were approximately $459.5 million, of which approximately $178.4 million is available to LQ Properties and its taxable REIT subsidiaries. As of December 31, 2003, our total capital loss carryforwards were approximately $28.6 million and our federal tax credit carryforwards (primarily alternative minimum tax credit carryforwards available only to LQ Properties) were approximately $5.9 million. A valuation allowance of approximately $27.8 million has been provided with respect to deferred tax assets related to certain NOL carryforwards, capital loss carryforwards and tax credit carryforwards for which realization of the benefit is not reasonably assured.

        LQ Corporation's income tax benefit consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)
Current income tax expense	$(0.3)	$(0.1)	$(0.1)	$(0.2)
Deferred income tax benefit	4.2	6.7	9.1	39.8

Total income tax benefit	$3.9	$6.6	$9.0	$39.6

11.    Earnings Per Share

        Earnings per share ("EPS") for the companies is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions, except per share data)
Loss before discontinued operations	$(6.8)	$(13.8)	$(19.1)	$(63.8)
Discontinued operations, net	—	0.2	—	(0.1)

Net loss	$(6.8)	$(13.6)	$(19.1)	$(63.9)

Average outstanding equivalent shares of paired common stock	176.6	143.4	176.4	143.1
Dilutive effect of stock options and unvested restricted stock	—	—	—	—

Average outstanding equivalent shares of paired common stock	176.6	143.4	176.4	143.1

Basic and assuming dilution
Loss before discontinued operations	$(0.04)	$(0.10)	$(0.11)	$(0.45)
Discontinued operations, net	—	—	—	—

Net loss	$(0.04)	$(0.10)	$(0.11)	$(0.45)

        Options to purchase 0.4 million and 6.8 million paired shares at prices ranging from $7.51 to $16.06 and $3.90 to $16.06 were outstanding during the three months ended June 30, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were equal to or greater than the average market price of the paired shares and because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from December 2008 to March 2014, were still outstanding at June 30, 2004.

        In addition, options to purchase 12.3 million and 5.9 million paired shares (weighted average effect of 3.6 million and 0.6 million shares for the three months ended June 30, 2004 and 2003, respectively) at prices ranging from $1.94 to $7.47 and $1.94 to $3.87 were outstanding during the three months ended June 30, 2004 and 2003, respectively, and were not included in the computation of diluted EPS because their inclusion would result in an antidilutive per share amount as the companies reported a loss from continuing operations for the three months ended June 30, 2004 and 2003.

        Options to purchase 0.4 million and 6.8 million paired shares at prices ranging from $7.46 to $16.06 and $3.86 to $16.06 were outstanding during the six months ended June 30, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were equal to or greater than the average market price of the paired shares and because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from December 2008 to March 2014, were still outstanding at June 30, 2004.

        In addition, options to purchase 12.3 million and 5.8 million paired shares (weighted average effect of 3.5 million and 0.5 million shares for the six months ended June 30, 2004 and 2003, respectively) at prices ranging from $1.94 to $7.38 and $1.94 to $3.79 were outstanding during the six months ended June 30, 2004 and 2003, respectively, and were not included in the computation of diluted EPS because their inclusion would result in an antidilutive per share amount as the companies reported a loss from continuing operations for the six months ended June 30, 2004 and 2003.

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

        New lease agreements were entered into effective January 1, 2004. These agreements have substantially the same terms as the previous lease agreements other than a decrease in the percentage rent rate to 36% and differing initial terms of four, five or six years. At June 30, 2004 and December 31, 2003, LQ Corporation owed LQ Properties $85.9 million related to these leases. Rent expense for the three months ended June 30, 2004 and 2003 was approximately $48.6 million and $50.6 million, respectively, and approximately $93.1 million and $95.7 million for the six months ended June 30, 2004 and 2003, respectively. The companies believe that the intercompany leases conformed with normal business practices at the time they were entered into and were consistent with leases entered into on an arm's-length basis.

        A subsidiary of LQ Corporation also had a royalty arrangement with a subsidiary of LQ Properties for the use of the La Quinta brand name. The royalty agreement expired on July 17, 2003 and automatically renewed for an additional five-year term. The royalty agreement was amended, effective January 1, 2004, to reduce the royalty rate to 1.5% of gross revenue, as defined in the royalty agreement. Royalty expense for the three months ended June 30, 2004 and 2003 was approximately $2.0 million and $3.2 million, respectively, and approximately $3.9 million and $6.1 million for the six months ended June 30, 2004 and 2003, respectively. Minority interest distributions to LQ Corporation from a subsidiary of LQ Properties were $1.9 million and $2.2 million for the six months ended June 30, 2004 and 2003, respectively.

        LQ Corporation provides certain management services to LQ Properties primarily related to executive management, general tax preparation, consulting, legal, accounting and certain aspects of human resources. LQ Properties compensates LQ Corporation for the direct costs of providing such services.

13.    Subsequent Events

        On July 1, 2004, we received $26.3 million as a partial prepayment of the subordinated note described in Note 5.

        On July 14, 2004, LQ Corporation entered into a definitive asset purchase agreement with certain subsidiaries of The Marcus Corporation ("Marcus") to purchase substantially all the assets of Marcus' limited service lodging division, excluding eight joint ventures, for a total purchase price of approximately $395 million in cash, subject to certain adjustments (the "Acquisition"). Pursuant to that agreement, La Quinta will acquire 86 Baymont Inns & Suites (including one management contract), seven Woodfield Suites, one Budgetel Inn, trade rights associated with the Baymont, Woodfield Suites and Budgetel brands, and the current Baymont franchise system of 84 hotels. These 178 hotels (containing 16,837 rooms), being added to the La Quinta portfolio upon closing of the Acquisition, are located across 32 states, with approximately half the hotels in the Midwest region of the U.S. The Acquisition is expected to close later this summer or the early fall, subject to customary closing conditions, consents and approvals.

        Under the terms of the Acquisition agreement, we have deposited $16 million with an escrow agent, which has deposited the funds in an interest bearing account pending the closing of the Acquisition.

        In connection with financing the Acquisition, on July 14, 2004, we entered into an amendment to the 2003 Credit Facility that:

  •
  permits the Acquisition;

  •
  increases the permitted incremental term loan facility allowed under the 2003 Credit Facility from $150 to $200 million;

  •
  permits the issuance of up to $200 million of additional senior unsecured notes;

  •
  increases permitted capital expenditures; and

  •
  modifies and waives certain other provisions of the 2003 Credit Facility.

        In addition, on July 14, 2004, we entered into a letter agreement with a group of lenders that are proposing to arrange a term loan of up to $200 million as permitted under the 2003 Credit Agreement, as amended. The term loan would be used to finance a portion of the Acquisition purchase price. We have received commitments from lenders for $150 million of this proposed term loan facility. We are not obligated to borrow the term loan and may use other sources of capital to fund this portion of the Acquisition purchase price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with the financial statements and related notes included elsewhere in this Joint Quarterly Report. The results discussed below are not necessarily indicative of the results to be expected in future periods. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors. You should read the discussion about forward-looking statements in this Joint Quarterly Report under the heading "Forward-Looking Statements." That section will also direct you to our Joint Annual Report on Form 10-K filed with the SEC on March 15, 2004 and other risks described from time to time in our annual, quarterly and current reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or other changes, including those described in our Joint Annual Report on Form 10-K.

Overview

        We are a leading limited-service lodging company providing clean and comfortable rooms at affordable prices in convenient locations. We are one of the largest owner/operators of limited-service hotels in the United States. We earn revenue primarily by owning and operating 199 La Quinta Inns (including 6 La Quinta Inns that are located on land that we lease from third parties) and 75 La Quinta Inn & Suites containing approximately 36,000 rooms in 28 states as of June 30, 2004. We strive to design hotels that attract both business and leisure travelers seeking quality rooms that are generally comparable to those of mid-price, full service hotels, but at lower average room rates.

        In addition to owning and operating our hotel properties, we also earn revenue by licensing the use of our proprietary brand names, including La Quinta, La Quinta Inns and La Quinta Inn & Suites, in return for royalty and other fees through franchise agreements with franchisees. As of June 30, 2004, our franchisees operated 54 La Quinta Inns and 53 La Quinta Inn & Suites representing over 9,600 rooms under our brand. Other than our two consolidated joint ventures, we do not currently operate or manage any hotels under management agreements with third parties where we maintain an equity ownership position, have the ability to exercise significant influence or are exposed to risks of operations sufficient to require consolidation. We also earn interest income on approximately $58.4 million of healthcare related investments held at June 30, 2004. These investments were reduced to approximately $32.1 million as a result of a partial prepayment of a note receivable in July 2004.

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

        We have three growth strategies: (1) continue to improve the profitability of the existing company owned La Quinta Inns and La Quinta Inn & Suites, (2) further expand the La Quinta brand through franchising, and (3) invest a portion of our available capital in the lodging business, including but not limited to, the acquisition of other limited service lodging assets and brands.

        On July 14, 2004, LQ Corporation entered into a definitive asset purchase agreement with certain subsidiaries of Marcus to purchase substantially all the assets of Marcus' limited service lodging division, excluding eight joint ventures, for a total purchase price of approximately $395 million in cash, subject to certain adjustments. Pursuant to the Acquisition agreement, La Quinta will acquire 86 Baymont Inns & Suites (including one management contract), seven Woodfield Suites, one Budgetel Inn, trade rights associated with the Baymont, Woodfield Suites and Budgetel brands, and the current Baymont franchise system of 84 hotels. These 178 hotels (containing 16,837 rooms), being added to the La Quinta portfolio upon closing of the Acquisition, are located across 32 states, with approximately half the hotels in the Midwest region of the U.S. The Acquisition is expected to close later this summer or the early fall, subject to customary closing conditions, consents and approvals. We cannot assure you that the closing conditions will be satisfied or that the consents and approvals will be obtained.

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

Operating Statistics

        Guest Satisfaction.    Guest satisfaction scores are an important indicator of how our products and services are being received and viewed by our customers. We have focused our efforts over the past several years at increasing guest satisfaction scores as we believe guest satisfaction is a driver of repeat and referral business that leads to increased revenue. Guest satisfaction scores are monitored through a number of initiatives, including surveys conducted by an independent market research company. We believe that high levels of guest satisfaction are important to maintaining and growing our brand's reputation and recognition.

        Average Daily Rate ("ADR"), Occupancy Percentage and Revenue per Available Room ("RevPAR"). Room revenue comprises approximately 94% of our revenues and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms. RevPAR, which is another important statistic for monitoring operating performance at the individual property level and across our business as a whole, is the result of the combined impact of ADR and occupancy. RevPAR performance is evaluated on an absolute basis with comparison to budgeted and prior period performance, as well as on a company wide and regional basis. Additionally, RevPAR performance is compared and tracked against industry data for our defined competitive set within each local market as aggregated by Smith Travel Research.

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

La Quinta Corporation—Consolidated Results of Operations

Comparison of the Three and Six Months Ended June 30, 2004 and 2003

        Net loss decreased by $6.8 million or $0.06 per diluted paired share and decreased $44.8 million or $0.34 per diluted paired share, to a net loss of $6.8 million, or $0.04 per diluted paired share and $19.1 million or $0.11 per diluted paired share, for the three and six months ended June 30, 2004, compared to a net loss of $13.6 million, or $0.10 per diluted paired share and $63.9 million or $0.45 per diluted paired share, for the three and six months ended June 30, 2003, respectively.

        The decrease in net loss for the three and six months ended June 30, 2004 was primarily due to:

  •
  increases in lodging revenues of approximately $10.6 million and $23.6 million, respectively;
  •
  decreases in interest, net of approximately $1.7 million and $0.5 million, respectively;
  •
  decreases in depreciation and amortization of approximately $2.2 million and $4.3 million, respectively;
  •
  decrease in impairments of approximately $53.9 million for the six months; and
  •
  decreases in other (income) expense of approximately $4.6 million and $7.9 million, respectively.

        These improvements were partially offset by:

  •
  increases in direct lodging operations expense of approximately $5.0 million and $11.2 million, respectively;

  •
  increase in other lodging expense of $0.3 million for the six months;
  •
  increases in general and administrative expenses of approximately $1.1 million and $2.9 million, respectively;
  •
  increase in impairments of approximately $3.1 million for the three months; and
  •
  decreases in income tax benefit of approximately $2.7 million and $30.6 million, respectively.

        The following table summarizes statistical lodging data for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Number of Company Owned Hotels in Operation:(1)
Inns	199	205	199	205
Inn & Suites	75	73	75	73
Franchise Hotels Open	107	75	107	75
Occupancy Percentage(2)
Inns	68.5%	63.2%	65.3%	58.2%
Inn & Suites	75.3%	63.7%	72.6%	60.3%
Total Company	70.4%	63.3%	67.4%	58.8%
ADR(2,3)
Inns	$55.65	$56.75	$55.33	$57.60
Inn & Suites	$65.88	$67.65	$66.24	$69.78
Total Company	$58.71	$59.67	$58.61	$60.92
RevPAR(2,4)
Inns	$38.12	$35.87	$36.15	$33.55
Inn & Suites	$49.57	$43.06	$48.07	$42.09
Total Company	$41.33	$37.78	$39.48	$35.82
Available Room-Nights (2,5)	3,274	3,331	6,556	6,640
Room-Nights Sold(2,5)	2,304	2,109	4,416	3,904
Comparable Hotels:
Hotels(6)	274	274	274	274
Occupancy Percentage(2,6)	70.5%	63.6%	67.4%	59.0%
ADR(2,3,6)	$58.77	$59.91	$58.69	$61.16
RevPAR(2,4,6)	$41.41	$38.10	$39.56	$36.11
Available Room-Nights(5,6)	3,260	3,264	6,520	6,493
Room-Nights Sold(5,6)	2,297	2,076	4,396	3,833

(1)
Excludes three hotels (366 rooms) reported in discontinued operations for the three and six months ended June 30, 2003. All three hotels were sold in 2003.
(2)
Excludes franchised operating statistics for all periods presented and statistics for three hotels reported in discontinued operations for the three and six months ended June 30, 2003.
(3)
Represents average daily rate.
(4)
Represents net room revenue per available room.
(5)
Represents available room-night count and room-nights sold in thousands.
(6)
Represents hotels open both years for the entire comparable three and six month periods ended June 30, 2004 and 2003.

        The following table sets forth certain information regarding our top ten markets ranked by the number of rooms owned in each of our top ten markets to our total rooms owned as of June 30, 2004. The market RevPAR performance data reflects RevPAR performance during the three and six months ended June 30, 2004 for La Quinta's defined competitive set (which includes La Quinta's RevPAR data) within each local market, as aggregated by Smith Travel Research. During both the three and six months ended June 30, 2004, the market RevPAR performance for the top ten markets increased 7%. La Quinta's RevPAR performance in these top ten markets increased 10% and 11% during the three and six months ended June 30, 2004, respectively. La Quinta's RevPAR increased faster than the market primarily due to improved RevPAR performance in all markets with the exception of Houston during the three months ended June 30, 2004 and all markets with the exception of Austin during the six months ended June 30, 2004.

					Market	Market
	Owned Hotels		Owned Rooms
					2004 Second Quarter RevPAR % Change	2004 Year-to-Date RevPAR % Change
Market	No.	% of Total	No.	% of Total
Dallas/Ft. Worth	21	8%	2,857	8%	9%	7%
Houston	16	6%	2,053	6%	(2)%	4%
San Antonio	10	4%	1,516	4%	2%	4%
Denver	10	4%	1,314	4%	6%	5%
Austin	9	3%	1,185	3%	3%	(2)%
New Orleans	8	3%	1,177	3%	3%	0%
Phoenix	8	3%	1,009	3%	18%	14%
Atlanta	7	2%	900	2%	8%	4%
Miami/Ft. Lauderdale	7	2%	964	3%	13%	14%
Orlando	6	2%	918	3%	27%	25%

Top Ten Markets	102	37%	13,893	39%	7%	7%
Other Markets	172	63%	21,928	61%	6%	6%

All Markets	274	100%	35,821	100%	7%	6%

Revenues and Expenses

        Lodging revenues were $143.5 million and $274.6 million for the three and six months ended June 30, 2004, respectively, and $132.9 million and $251 million for the three and six months ended June 30, 2003, respectively. The increases in lodging revenues of $10.6 million, or 8.0% and $23.6 million, or 9.4%, during the three and six months ended June 30, 2004, respectively, were primarily due to increases in room revenues. Lodging revenues include revenues from room rentals and other revenue, such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room use and laundry services. Room revenue, which accounted for approximately 94.3% and 94.7% of lodging revenues for each of the three and six month periods ended June 30, 2004 and 2003, respectively, is dictated by demand, measured as occupancy percentage, pricing, measured as ADR, and the level of available room inventory. Operating statistics such as occupancy percentage, ADR and RevPAR, which is the product of ADR and occupancy percentage, are calculated based on all company owned hotels, including properties held for sale and excluding discontinued operations.

        Room revenues increased by $9.4 million, or 7.5%, to $135.3 million and increased $21 million, or 8.8%, to $258.8 million for the three and six months ended June 30, 2004, respectively, compared to $125.9 million and $237.8 million for the three and six months ended June 30, 2003, respectively, primarily due to an increase in occupancy, partially offset by a decrease in ADR. Occupancy increased approximately 7.1 percentage points from 63.3% to 70.4% and increased 8.6 percentage points from 58.8% to 67.4% during the three and six months ended June 30, 2004 and 2003, respectively. The increase in occupancy and RevPAR are primarily attributable to higher demand from leisure travelers, increased volume from various Internet travel sites including our website, www.LQ.com, increased national sales revenue, growth in membership of our La Quinta Returns program, our advertising and promotion incentives and improving guest satisfaction. This increased demand was partially offset by declines in the percentage of full rate customers and the introduction of lower net rates to La Quinta through third-party websites. As a result, our ADR decreased $0.96, or 1.6%, to $58.71 and decreased $2.31, or 3.8%, to $58.61 for the three and six months ended June 30, 2004, respectively, compared to $59.67 and $60.92 for the three and six months ended June 30, 2003, respectively.

        RevPAR from company owned hotels increased $3.55, or 9.4%, to $41.33 and increased $3.66, or 10.2%, to $39.48 for the three and six months ended June 30, 2004, respectively, compared to $37.78 and $35.82 for the three and six months ended June 30, 2003, respectively. RevPAR increased as a result of the above-mentioned factors. We believe this positive RevPAR trend will continue during the remainder of 2004 but at a slower pace than the last two quarters, and be driven primarily by higher demand from business and leisure travelers, increased volume from various Internet travel sites including our website, www.LQ.com, increased national sales revenue, growth in membership of our La Quinta Returns program, our advertising and promotion incentives, rate increases and improving guest satisfaction. However, approximately 60% of our business is booked within zero to seven days of the stay; therefore, forecasting such a trend is difficult and declines in business and leisure traveler demand could impact our results. We can give no assurance that the trends experienced in the first half of 2004 will continue for the remainder of the year.

        In addition, lodging revenues include franchise fees charged to franchisees for operating under the La Quinta brand and using our hotel designs, operating systems and procedures. Franchise fees increased by $1.7 million, or 77.3%, to $3.9 million and increased $3.0 million, or 81.1%, to $6.7 million for the three and six months ended June 30, 2004, respectively, from $2.2 million and $3.7 million for the three and six months ended June 30, 2003, respectively. Franchise revenue is expected to increase in connection with the continued expansion of our franchise program.

        Other revenues, which include revenues from mortgage financing and other notes receivable on healthcare real estate and other assets, decreased $0.2 million, or 14.3%, to $1.2 million and decreased $0.2 million, or 7.7%, to $2.4 million for the three and six months ended June 30, 2004, respectively, compared to $1.4 million and $2.6 million for the three and six months ended June 30, 2003, respectively. Other revenue is expected to decrease going forward by approximately $3.4 million on an annual basis due to a $26.3 million partial prepayment received in July 2004 of a note receivable.

        Direct lodging operating expenses were $64 million, or $27.79 per occupied room, and $125 million, or $28.30 per occupied room for the three and six months ended June 30, 2004, respectively, and $59 million, or $27.98 per occupied room, and $113.8 million, or $29.15 per occupied room, for the three and six months ended June 30, 2003, respectively. Direct lodging expenses include costs directly associated with the operation of the hotels such as direct labor, utilities, and hotel supplies.

        The increase in direct lodging operating expenses of $5.0 million, or 8.5%, and $11.2 million, or 9.8%, during the three and six months ended June 30, 2004, respectively, is primarily due to increases in certain variable expenses associated with increases in occupancy such as:

  •
  salaries and related taxes and benefits, which increased $2.4 million, or 8.1%, and increased $5.5 million, or 9.5%, during the three and six months ended June 30, 2004, respectively; and

  •
  other variable expenses, which increased by approximately $2.6 million, or 8.9%, and increased $5.7 million, or 10.1%, during the three and six months ended June 30, 2004, respectively, primarily as a result of increases in breakfast and coffee supplies, maintenance, purchased services, credit card discounts, utilities and bad debt. Although our overall consumption of utilities has decreased approximately 3.1% due to our energy conservation programs, the utility prices have increased approximately 5.4% during the six months ended June 30, 2004 compared to the same period in 2003.

        Other lodging expenses decreased by $0.1 million, or 0.5%, to $19 million and increased $0.3 million, or 0.8%, to $37.2 million for the three and six months ended June 30, 2004, respectively, compared to $19.1 million and $36.9 million for the three and six months ended June 30, 2003, respectively. Other lodging expenses include property taxes, insurance, franchise program costs, and corporate allocations charged to our owned hotel operations based on a percentage of room revenue.

        The decrease in other lodging expenses during the three months ended June 30, 2004 was primarily comprised of:

  •
  decreases in property taxes, Returns program expense, and franchise program costs of $0.9 million, or 8.9%;

  •
  offset by increases in restaurant and insurance related expenses of approximately $0.4 million, or 15.1%; and

  •
  offset by net increases in corporate overhead allocations, such as marketing, reservations, and information technology support fees of $0.5 million, or 7.5%, related to services provided to our owned hotels.

        The increase in other lodging expenses during the six months ended June 30, 2004 was primarily comprised of:

  •
  increases in restaurant and insurance related expenses of approximately $0.3 million, or 5.8%;

  •
  net increases in corporate overhead allocations, such as marketing, reservations, and information technology support fees of $1.0 million, or 8.5%, related to services provided to our owned hotels; and

  •
  offset by decreases in property taxes, Returns program expense, and franchise program costs of $0.9 million, or 4.7%.

        General and administrative expenses increased by approximately $1.1 million, or 7.5%, to $15.7 million and increased $2.9 million, or 10.0%, to $31.9 million for the three and six months ended June 30, 2004, respectively, compared to $14.6 million and $29 million for the three and six months ended June 30, 2003, respectively. General and administrative expenses include, among other costs, information technology services, legal, finance and accounting, sales, marketing, reservations, human resources and operations.

        The increase in general and administrative expenses is primarily due to an increase in advertising and marketing expenses associated with our spring and summer promotion and customer relationship and marketing research initiatives, as well as increases in our Returns program expenses and reservation center expenses. These increases were partially offset by increases in corporate allocations to our owned hotels that are based on a percentage of revenue generated. Increases in the executive, finance, accounting and legal areas related to support of ongoing compliance matters and information systems projects, as well as increases in severance and other employee related costs, also contributed to the increase in corporate overhead over the prior periods. These increases were offset by decreases in the human resources and information systems areas.

        We anticipate that general and administrative expenses may continue to increase in 2004 compared to prior periods due to continuing marketing initiatives, on-going compliance matters and continuing expansion of our franchise program.

        Interest, net decreased by $1.7 million, or 10.3%, to $14.8 million and decreased $0.5, or 1.6%, to $30.3 million during the three and six months ended June 30, 2004, respectively, compared to $16.5 million and $30.8 million during the three and six months ended June 30, 2003, respectively. Interest expense is presented net of interest income on cash and investments in securities of $2.9 million and $5.9 million for the three and six months ended June 30, 2004, respectively, and $2.4 million and $3.4 million for the three and six months ended June 30, 2003, respectively. The decrease in interest expense was primarily due to $50.7 million of principal payments made on our debt from June 30, 2003 to June 30, 2004 and an increase in interest income of $0.6 million and $2.4 million for the three and six months ended June 30, 2004, respectively. The decreases were partially offset by higher interest expense related to the March 2003 issuance of our $325 million 8.875% senior notes.

        Depreciation and amortization expense decreased by $2.2 million, or 6.8%, to $30.2 million and decreased $4.3 million, or 6.7%, to $59.5 million for the three and six months ended June 30, 2004, respectively, compared to $32.4 million and $63.8 million for the three and six months ended June 30, 2003, respectively, primarily due to a decrease in depreciation as a result of significant impairments of property and equipment during March 2003 and a decrease in losses on asset retirements.

        Impairments of property and equipment increased by $3.1 million, or 67.4%, to $7.7 million and decreased by $53.9 million, or 80.9%, to $12.7 million for the three and six months ended June 30, 2004, respectively, compared to $4.6 million and $66.6 million for the three and six months ended June 30, 2003, respectively. We recorded impairments on lodging properties held for use of $7.2 million and $12.2 million during the three and six months ended June 30, 2004, respectively, and $4.3 million and $65 million during the three and six months ended June 30, 2003, respectively, where facts, circumstances, and analysis indicated that the assets were impaired. We recorded impairments on lodging properties held for sale of approximately $0.5 million during both the three and six months ended June 30, 2004 and $0.3 million and $1.6 million during the three and six months ended June 30, 2003, respectively.

Discontinued Operations, net

        For the three and six months ended June 30, 2003, income from discontinued operations of approximately $0.2 million and loss of $0.1 million, net of income tax benefit and expense, respectively, represents the results of TeleMatrix, Inc. and room and rental income, direct and other lodging expenses, property insurance, real estate taxes and depreciation expense related to the operation and ownership of three company owned hotels. During 2003, we sold the three hotels and TeleMatrix, Inc., a business component that provides telephone equipment and software for the lodging industry. As of June 30, 2004, no assets held for sale were subject to SFAS 144 classification as discontinued operations and there was no income or loss from discontinued operations.

Other (Income) Expense

        Other (income) expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)
Loss on sale of assets and related costs	$0.2	$0.1	$0.2	$—
Loss on early extinguishments of debt	—	4.3	—	6.2
Other(1)	(0.8)	(0.4)	(1.0)	0.9

Total other (income) expense	$(0.6)	$4.0	$(0.8)	$7.1

(1)
During the three months ended June 30, 2004, we recognized income of $0.8 million primarily as a result of settlement of litigation related to the exit of the healthcare business and refunds of public company filing fees partially offset by approximately $0.2 million of expense related to the termination and ongoing settlement of the La Quinta retirement plan. During the three months ended June 30, 2003, we recognized income of approximately $0.4 million primarily related to a refund of relocation costs and an adjustment of amounts previously accrued for healthcare business exit costs. During the six months ended June 30, 2004, we recognized $1.0 million of income primarily as a result of settlement of litigation and return of collateral related to the exit of the healthcare business and refunds of public company filing fees partially offset by approximately $0.4 million of expense related to the termination and ongoing settlement of the La Quinta retirement plan. During the six months ended June 30, 2003, we recognized expenses of approximately $0.9 million primarily related to an adjustment of actuarial assumptions on deferred compensation agreements and changes in net cash surrender values of key man life policies in the healthcare business.

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

Liquidity and Capital Resources

Overview

        As of June 30, 2004, we had approximately $444.4 million of liquidity, which was comprised of $314.5 million of cash and cash equivalents and $129.9 million of unused capacity under our $150 million 2003 Credit Facility, after giving effect to approximately $20.1 million of letters of credit issued under the 2003 Credit Facility. Of the $20.1 million of letters of credit, approximately $15.4 million support insurance arrangements and $4.7 million guarantees the payment of principal and interest on industrial revenue bonds, which are the obligation of an unrelated third party. The letter of credit is a remaining obligation from a 1995 healthcare transaction.

        Effective November 12, 2003, we refinanced our previous $125 million credit facility, which was scheduled to mature in January 2004, to provide for the $150 million 2003 Credit Facility maturing in April 2007. Borrowings under the 2003 Credit Facility currently bear interest at LIBOR plus 2.5%.

        We have $150 million of debt maturing (or redeemable at the option of the holder) during the period from July 1, 2004 through June 30, 2005. As of June 30, 2004, none of our debt obligations were floating rate obligations.

Cash Flows from Operating Activities

        The hotel industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality and the timing of working capital changes can be expected to cause quarterly fluctuations in revenue and operating cash flows. Our operating cash flows have improved during the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to increases in revenue.

Cash Flows from Investing and Financing Activities

        As of June 30, 2004, our gross investment in property and equipment totaled approximately $2.6 billion, consisting of hotel facilities in service and corporate assets. During the six months ended June 30, 2004, we spent approximately $28.9 million on capital improvements and renovations to existing hotels, redevelopment and corporate expenditures.

        Under certain franchise and joint venture agreements, we have committed to provide certain incentive payments, loans, reimbursements, rebates, and other payments to help defray the costs of construction, marketing and other costs associated with opening and operating a La Quinta hotel. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise or joint venture agreements. At June 30, 2004, we had approximately $8.3 million in outstanding commitments of financial assistance to various franchisees, of which approximately $6.0 million had been funded and approximately $2.2 million had been either repaid or amortized by franchisees. The unamortized balance of amounts funded or payable on incentive payments of approximately $4.6 million is included in Other Non-current Assets. These agreements generally require that, in the event the franchise relationship is terminated, the franchisee either repays the outstanding loan balance or unamortized portion of the incentive payment, or transfers to us any equipment, computer or other property purchased by the franchisee with the incentive payment.

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

        We have an effective shelf registration statement on file with the SEC. Under the shelf registration statement, either or both of LQ Corporation and LQ Properties may offer, from time to time, in one or more offerings the following securities: debt securities, which may be senior or subordinated; shares of common stock; shares of preferred stock; depositary shares; and warrants exercisable for debt securities, common stock or preferred stock. In November 2003, we issued 34.5 million paired shares for net proceeds of approximately $184.3 million under the shelf registration statement.

        On November 12, 2003, we refinanced our previous $125 million credit facility to provide for the $150 million 2003 Credit Facility, which matures in April 2007, is secured by a pledge of stock of our subsidiaries and intercompany debt evidenced by promissory notes and contains a subjective acceleration clause contingent upon a material adverse effect. LQ Properties is the borrower under the facility and LQ Corporation is the guarantor. Borrowings under the 2003 Credit Facility currently bear interest at LIBOR plus 2.50%. During the six months ended June 30, 2004, there were no borrowings under the 2003 Credit Facility other than the letters of credit.

        The 2003 Credit Facility contains several restrictive financial covenants (as defined in the 2003 Credit Facility), which include the following:

  •
  maximum net debt to EBITDA (total leverage) ratio of 5.30 times in 2004, decreasing to 4.50 times by 2007;

  •
  minimum interest coverage ratio of 2.10 times in 2004, increasing to 2.40 times by 2007;

  •
  minimum fixed charge coverage ratio of 1.35 times in 2004, increasing to 1.55 times by 2007; and

  •
  minimum consolidated tangible net worth of $700 million.

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

        Also during the six months ended June 30, 2004, we repaid approximately $19.5 million in principal on notes payable scheduled to mature on March 15, 2004.

        The following is a summary of our future debt maturities as of June 30, 2004:

Year	Total
(In millions)
2004(1)	$150
2005	116
2006	20
2007	210
2008	50
2009 and thereafter	330

Total debt	$876

(1)
Assumes $150 million of 7.114% Notes due in 2011 will be redeemed at the option of the holders or due to LQ Properties exercising its repurchase rights.

        Included in notes payable is $150 million principal amount of 7.114% notes, due in August 2011 (repayable by LQ Properties in August 2004 at the option of the Trust). The Securities, which have pass-through characteristics, represent beneficial interests in the Trust that holds the Notes. The Trust was established as part of a 1997 financing to hold the Notes. (See Note 1—Investments in Securities and Note 6—Notes Payable in our Condensed Notes to Consolidated Financial Statements in this Joint Quarterly Report on Form 10-Q.) LQ Properties is both the owner of the Securities issued by the Trust as well as the issuer of the Notes owed to the Trust. If the Notes are still outstanding from and after August 15, 2004, the interest rate will increase by an amount determined in accordance with the documents that govern the obligations of LQ Properties with respect to the Notes (the "Interest Rate to Maturity"). A third party (the "Call Holder") has the option to purchase the Notes at 100% of their principal amount on August 15, 2004 (the "Call Option"). If the Call Holder exercises the Call Option, we may repurchase the Notes from the Call Holder at a price equal to the greater of (a) 100% of the principal amount of the Notes or (b) the sum of the present values of the remaining principal and interest payments, as determined in accordance with the documents that govern the obligations of LQ Properties with respect to the Notes, discounted at the rate of U.S. Treasury securities having maturities similar to the remaining term of the Notes, plus in either case accrued and unpaid interest. The estimated fair value of the repurchase of the Notes from the Call Holder was up to $175.2 million and $176.5 million at June 30, 2004 and December 31, 2003, respectively. The Trust has the right to require us to purchase all of the Notes at 100% of their principal amount on August 15, 2004 (the "Put Option"). The Trust is required to exercise the Put Option if (a) the Call Holder fails to exercise the Call Option or (b) the Call Holder exercises the Call Option but fails to make payment on the date required. As of June 30, 2004 and December 31, 2003, LQ Properties owned $122.2 million of the Securities issued by the Trust. Accordingly, if the Call Option is exercised and LQ Properties does not exercise its repurchase rights described above, LQ Properties will have a non-callable $150 million obligation that matures in August 2011, which will bear interest at the Interest Rate to Maturity. In this event, we will receive a $122.2 million contemporaneous distribution from the Trust, representing a portion of the price paid by the Call Holder to the Trust upon exercise of the Call Option. Upon the initial application of SFAS 133, LQ Properties determined that the Call Option, Put Option, repurchase, and reset of interest did not meet the characteristics of derivative instruments as defined in SFAS 133. During 2003, we reclassified the owned Securities on our consolidated balance sheets from being netted against long-term debt to investments in securities. The Securities were also reclassified on our consolidated statements of cash flows from repayment of long-term debt to purchases of securities as of June 30, 2003.

        We had shareholders' equity of approximately $1.4 billion and our net debt (total indebtedness less investments in securities less cash and cash equivalents) constituted approximately 22% of our total capitalization (total shareholders' equity plus minority interest plus total indebtedness less investments in securities less cash and cash equivalents) as of June 30, 2004. LQ Properties had shareholders' equity of approximately $1.7 billion as of June 30, 2004.

        During the six months ended June 30, 2004, LQ Properties paid total dividends of $9.0 million on its 9.00% Series A Cumulative Redeemable Preferred Stock.

        Our Board of Directors previously approved a $20 million share repurchase program to allow us to repurchase common and/or preferred stock in the open market or in privately negotiated transactions. As of June 30, 2004, we had repurchased approximately $9.1 million (or 1.9 million shares) of our equity securities under the program.

        As more fully described above, LQ Corporation entered into a definitive purchase agreement with certain subsidiaries of Marcus to purchase substantially all the assets of Marcus' limited service lodging division, excluding eight joint ventures, for a total purchase price of approximately $395 million in cash, subject to certain adjustments. We expect to finance the Acquisition with cash on hand and additional sources of funding. In connection with financing the Acquisition, on July 14, 2004, we entered into an amendment to the 2003 Credit Facility that:

  •
  permits the Acquisition;

  •
  increases the permitted incremental term loan facility allowed under the 2003 Credit Facility from $150 to $200 million;

  •
  permits the issuance of up to $200 million of additional senior unsecured notes;

  •
  increases permitted capital expenditures; and

  •
  modifies and waives certain other provisions of the 2003 Credit Facility.

        In addition, on July 14, 2004, we entered into a letter agreement with a group of lenders that are proposing to arrange a term loan of up to $200 million as permitted under the 2003 Credit Agreement, as amended. The term loan would be used to finance a portion of the Acquisition purchase price. We have received commitments from lenders for $150 million of this proposed term loan facility. We are not obligated to borrow the term loan and may use other sources of capital to fund this portion of the Acquisition purchase price.

        Under the terms of the Acquisition Agreement, we have deposited $16 million with an escrow agent, which has deposited the funds in an interest bearing account pending the closing of the Acquisition.

        We believe that our current sources of capital, including cash on hand, operating cash flows, and expected proceeds from the sale of certain lodging assets are adequate to finance our current operations, including 2004 capital expenditures which we currently expect to be approximately $80 million.

Effects of Certain Events on Lodging Demand

        The combination of terrorist attacks and the impact of the war with Iraq and its aftermath and the downturn in the national economy, along with our concentration of hotels in certain markets, resulted in substantial declines in demand for lodging for both business and leisure travelers across all lodging segments and increased price competition during the first half of 2003. Although we continually and actively manage the operating costs of our hotels in order to respond to changes in demand at our lodging properties, we must also continue to provide the level of service that our guests expect. Although operating results and cash flow from operating activities have improved, our operating results and cash flow from operating activities could be impacted should such events occur again.

        RevPAR results for company owned hotels for the six months ended June 30, 2004 were favorable. We believe this trend will continue for the remainder of 2004 but at a slower pace than in the last two quarters, and be driven primarily by higher demand from business and leisure travelers, increased volume from various Internet travel sites including our website, www.LQ.com, increased national sales revenue, growth in membership of our La Quinta Returns program, our advertising and promotion incentives, rate increases and improving guest satisfaction. However, approximately 60% of our business is booked within zero to seven days of the stay, therefore, forecasting such a trend is difficult and declines in business and leisure traveler demand could impact our results. We can give no assurance that the trends experienced in the first half will continue for the remainder of the year.

LQ Properties—Consolidated Results of Operations

Comparison of the Three and Six Months Ended June 30, 2004 and 2003

        Net loss available to common shareholders decreased by $0.7 million, or 7.6%, to a net loss of $8.5 million and decreased $61.5 million, or 77.5%, to a net loss of $17.9 million for the three and six months ended June 30, 2004, respectively, compared to a net loss available to common shareholders of $9.2 million and $79.4 million, for the three and six months ended June 30, 2003, respectively.

        The decrease in net loss for the three and six months ended June 30, 2004 was primarily due to:

  •
  decreases in direct lodging operations and other lodging expenses of approximately $0.1 million and $0.5 million, respectively;

  •
  decreases in general and administrative expenses of approximately $0.8 million and $1.7 million, respectively;

  •
  decreases in interest, net of approximately $1.8 million and $0.4 million, respectively;

  •
  decrease in depreciation and amortization of approximately $1.5 million for the six months;

  •
  decrease in impairments of property and equipment of approximately $53.9 million for the six months; and

  •
  decreases in other (income) expense of approximately $4.9 million and $7.2 million.

        These improvements were partially offset by:

  •
  decreases in rent and royalty revenues of approximately $3.2 million and $4.8 million, respectively;

  •
  decreases in lodging and other revenue of $0.4 million and $0.2 million, respectively;

  •
  increase in depreciation of approximately $0.4 million for the three months; and

  •
  increase in impairments of property and equipment of $3.1 million for the three months.

Revenue and Expenses

        Lodging revenues primarily include rent revenues from restaurants leased to third parties. Lodging revenues decreased by $0.2 million, or 13.3%, to $1.3 million during the three months ended June 30, 2004 compared to $1.5 million for the three months ended June 30, 2003, primarily due to a decrease in rent and other revenue. Revenues remained constant at $3.0 million for the six months ended June 30, 2004 and 2003 primarily as a result of a decrease in other revenue.

        Rent from La Quinta Corporation decreased by $2.0 million, or 4.0%, to $48.6 million and decreased $2.6 million, or 2.7%, to $93.1 million for the three and six months ended June 30, 2004, respectively, compared to $50.6 million and $95.7 million for the three and six months ended June 30, 2003, respectively, due to new lease agreements that became effective as of January 1, 2004. These agreements have substantially the same terms as the previous lease agreements other than a decrease in the percentage rent payment from 40% to 36% of room and other revenues and differing initial terms of four, five, or six years.

        Royalty from La Quinta Corporation decreased by $1.2 million, or 37.5%, to $2.0 million and decreased $2.2 million, or 36.1%, to $3.9 million for the three and six months ended June 30, 2004, respectively, compared to $3.2 million and $6.1 million for the three and six months ended June 30, 2003, respectively, due to an amended royalty agreement, effective January 1, 2004, that reduced the rate from 2.5% to 1.5% of gross revenue, as defined in the royalty agreement. This decrease was partially offset by an increase in lodging revenues experienced by LQ Corporation during the three and six months ended June 30, 2004.

        Other revenue decreased by $0.2 million, or 14.3%, to $1.2 million and decreased by $0.2 million, or 7.7%, to $2.4 million for the three and six months ended June 30, 2004, respectively, compared to $1.4 million and $2.6 million for the three and six months ended June 30, 2003, respectively, primarily due to a decrease in interest income due to a September 17, 2003 receipt of payment in full on a $2.0 million subordinated note receivable received as consideration with the sale of certain healthcare assets.

        Other lodging expenses decreased by $0.1 million, or 1.4%, to $7.2 million compared to $7.3 million for the three months ended June 30, 2004 and 2003, respectively, as a result of decreases in property taxes and insurance. The decrease of $0.6 million, or 4.0%, to $14.4 million for the six months ended June 30, 2004 compared to $15 million for the six months ended June 30, 2003, was a result of decreases in property taxes partially offset by increases in insurance costs.

        General and administrative expenses decreased by $0.8 million, or 72.7%, to $0.3 million and decreased $1.7 million, or 73.9%, to $0.6 million for the three and six months ended June 30, 2004, respectively, compared to $1.1 million and $2.3 million for the three and six months ended June 30, 2003, respectively. The decreases were primarily attributable to decreases in allocated expenses related to finance and accounting.

        Interest, net decreased by $1.8 million, or 11.0%, to $14.5 million and decreased $0.4 million, or 1.3%, to $29.9 million during the three and six months ended June 30, 2004, respectively, compared to $16.3 million and $30.3 million during the three and six months ended June 30, 2003, respectively. Interest expense is presented net of interest income on cash and investments in securities of $2.7 million and $5.4 million during the three and six months ended June 30, 2004, respectively, and $2.4 million and $3.4 million during the three and six months ended June 30, 2003, respectively. The decreases in interest expense were primarily due to decreases in interest expense resulting from the $50.7 million of principal payments made on our debt from June 30, 2003 to June 30, 2004 and an increase in interest income of $0.3 million and $2.0 million for the three and six months ended June 30, 2004, respectively. The decreases were partially offset by higher interest expense related to the March 19, 2003 issuance of our $325 million 8.875% senior notes.

        Depreciation and amortization expense increased by $0.4 million, or 1.5%, to $27.2 million and decreased by $1.5 million, or 2.7%, to $53.4 million during the three and six months ended June 30, 2004, respectively, compared to $26.8 million and $54.9 million during the three and six months ended June 30, 2003, respectively. The increase during the three months ended June 30, 2004 was primarily due to an increase in losses on asset retirements partially offset by a decrease in depreciation expense. The decrease during the six months ended June 30, 2004 was the result of significant impairments of property and equipment during March 2003 and a decrease in losses on asset retirements.

        Impairments of property and equipment increased by $3.1 million, or 67.4%, to $7.7 million and decreased by $53.9 million, or 80.9%, to $12.7 million for the three and six months ended June 30, 2004, respectively, compared to $4.6 million and $66.6 million for the three and six months ended June 30, 2003, respectively. We recorded impairments on lodging properties held for use of $7.2 million and $12.2 million during the three and six months ended June 30, 2004, respectively, and $4.3 million and $65 million during the three and six months ended June 30, 2003, respectively, where facts, circumstances, and analysis indicated that the assets were impaired. We recorded impairments on lodging properties held for sale of approximately $0.5 million during both the three and six months ended June 30, 2004 and $0.3 million and $1.6 million during the three and six months ended June 30, 2003, respectively.

Discontinued Operations, net

        For the three and six months ended June 30, 2003, income from discontinued operations of approximately $0.2 million and loss of $0.1 million, net of income tax benefit, respectively, represents the results of TeleMatrix, Inc. and rental income and property insurance, real estate taxes and depreciation expense related to the ownership of three company owned hotels. During 2003, we sold the three hotels and TeleMatrix, Inc., a business component that provides telephone equipment and software for the lodging industry. As of June 30, 2004, no assets held for sale were subject to SFAS 144 classification as discontinued operations and there was no income or loss from discontinued operations.

Other (Income) Expense

        Other (income) expense for the three months ended June 30, 2004 and 2003 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)
Loss on sale of assets and related costs	$0.2	$0.1	$0.2	$—
Loss on early extinguishments of debt	—	4.3	—	6.2
Other (1)	(0.9)	(0.2)	(1.2)	—

Total other (income) expense	$(0.7)	$4.2	$(1.0)	$6.2

(1)
During the three months ended June 30, 2004, we recognized income of $0.9 million primarily as a result of settlement of litigation related to the exit of the healthcare business. During the three months ended June 30, 2003, we recognized income of approximately $0.2 million primarily related to a refund of relocation costs and an adjustment of amounts previously accrued for healthcare business exit costs. During the six months ended June 30, 2004, we recognized $1.2 million of income primarily as a result of settlement of litigation and return of collateral related to the exit of the healthcare business.

Recent Accounting Standards

        In May 2003, the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of further discussion by the FASB on October 8, 2003, the FASB clarified that minority interests in consolidated partnerships with specified finite lives should be reclassified as liabilities and presented at fair market value unless the interests are convertible into the equity of the parent. Fair market value adjustments occurring subsequent to July 1, 2003 would be recorded as a component of interest expense. At their October 29, 2003 meeting, the FASB agreed to indefinitely defer the implementation of a portion of SFAS 150 regarding the accounting treatment for minority interests in finite life partnerships. Therefore, until a final resolution is reached, we will not implement this aspect of the standard. If we were to adopt this aspect of the standard under its current provisions, we would reclassify approximately $5.8 million of minority interest to a liability and recognize a gain of approximately $0.2 million as a cumulative effect of change in accounting principle, net of taxes.

        In January 2003 and as amended in December 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to variable interest entities. VIEs are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. Under FIN 46, the primary beneficiary of a VIE is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. In applying FIN 46, management has utilized available information and reasonable assumptions and estimates in evaluating whether an entity is a VIE and which party is the primary beneficiary. These assumptions and estimates are subjective and the use of different assumptions could result in different conclusions. FIN 46 also requires new disclosures about VIEs.

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

        On February 1, 2003, we adopted FIN 46 for VIEs created after January 31, 2003 and for VIEs in which we obtained an interest after January 31, 2003 and, in both cases, it did not have a material impact on our consolidated financial statements. In December 2003, the FASB issued FIN 46R, under which the consolidation requirement for entities formed prior to February 1, 2003 that are not considered special purpose entities was deferred until the end of the first interim period ending after March 15, 2004. We evaluated whether the provisions of FIN 46R are applicable to the franchise arrangements discussed above as well as other arrangements, which may meet the criteria of FIN 46R. We believe that there are currently no material arrangements that either meet the definition of a variable interest entity or where we are the primary beneficiary that would require consolidation.

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

Off-Balance Sheet Arrangements

        As of June 30, 2004, we had no material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        As of June 30, 2004, we had no variable rate debt for the reported period.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

        As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In connection with the rules, we are continuing the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls.

        There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        Incorporated by reference to the description of legal proceedings is Note 7, "Commitments and Contingencies," in the condensed notes to the consolidated financial statements set forth in Part I, Item 1, "Financial Statements."

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
April 1-30, 2004	2,391	$7.60	—	$10.9 million
May 1-31, 2004	1,186	7.32	—	10.9 million
June 1-30, 2004	17,598	1.13	—	10.9 million

Total	21,175	$2.20	—	$10.9 million

(1)
Of the 21,175 shares, 15,000 relate to the repurchase of unvested restricted shares of a terminated employee. The remaining 6,175 shares were purchased from our non-executive employees in connection with the vesting of restricted paired shares granted under our stock option plan and were made in connection with satisfying tax withholding obligations of those non-executive employees. These shares were not purchased as part of our publicly announced share repurchase program.

(2)
The price paid per paired share for the non-executive employees was the closing price of the paired shares on the vesting date. The price paid for the terminated employee's shares was the par value of the paired shares.

(3)
Our Board of Directors previously approved a $20 million share repurchase program to allow us to repurchase common and/or preferred stock in the open market or in privately negotiated transactions. We did not repurchase any equity securities under the program during the six months ended June 30, 2004. As of June 30, 2004, we had repurchased approximately $9.1 million (or 1.9 million shares) and could repurchase up to approximately $10.9 million of our equity securities under our share repurchase program.

Item 4. Submission of Matters to Vote of Security Holders

        LQ Corporation held its annual meeting of shareholders on May 20, 2004 to elect two directors and to ratify the appointment of Ernst & Young LLP as its independent auditors for the fiscal year ending December 31, 2004.

        The following table sets forth, with respect to each matter voted upon at the annual meeting, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as applicable:

Description of Matter	For	Against or Withheld	Abstentions	Broker Non-votes
1. To elect the following individuals to serve as Directors until 2007:
(01) William G. Byrnes	167,902,735	2,299,465	—	—
(02) Francis W. Cash	168,074,331	2,127,873	—	—
2. To ratify appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2004.	168,421,336	1,488,740	292,127	—

        William G. Byrnes and Francis W. Cash were each elected as Directors of LQ Corporation. Clive D. Bode, James P. Conn and Terrell B. Jones will continue as Directors of LQ Corporation, their terms to expire in 2005. William C. Baker and John C. Cushman, III will continue as Directors of LQ Corporation, their terms to expire in 2006.

        On May 20, 2004, LQ Corporation, the sole voting shareholder of LQ Properties, executed a written consent electing William G. Byrnes and Francis W. Cash as Directors of LQ Properties and ratifying the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2004. Clive D. Bode, James P. Conn and Terrell B. Jones will continue as Directors of LQ Properties, their terms to expire in 2005. William C. Baker and John C. Cushman, III will continue as Directors of LQ Properties, their terms to expire in 2006.

Item 6. Exhibits and Reports on Form 8-K

  a)
  Exhibits:
10.1	Asset Purchase Agreement dated July 14, 2004 by and between La Quinta Corporation and certain subsidiaries of The Marcus Corporation.
31.1	Certification of the President and Chief Executive Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.
  b)
  Reports on Form 8-K:

    The companies furnished a joint current report on Form 8-K to the SEC on April 29, 2004 announcing under Item 12 their earnings for the three months ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this Joint Quarterly Report to be signed on their behalf by the undersigned, thereunto duly authorized.

LA QUINTA CORPORATION
	By:	/s/ DAVID L. REA David L. Rea Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 4, 2004
LA QUINTA PROPERTIES, INC.
	By:	/s/ DAVID L. REA David L. Rea Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 4, 2004

Exhibit Index

10.1	Asset Purchase Agreement dated July 14, 2004 by and between La Quinta Corporation and certain subsidiaries of The Marcus Corporation.
31.1	Certification of the President and Chief Executive Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.