Form 10-Q
period 2004-09-30
LA QUINTA CORP; LA QUINTA PROPERTIES INC
filed 2004-11-09
CIK 313749, 314661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

     As of October 28, 2004, La Quinta Corporation had 188.1 million shares of common stock outstanding and La Quinta Properties, Inc. had 100,000 shares of class A common stock and 178.7 million shares of class B common stock outstanding.

i

About this Joint Quarterly Report

     This joint quarterly report on Form 10-Q, which we sometimes refer to as this Joint Quarterly Report, is filed by both La Quinta Corporation, a Delaware corporation (“LQ Corporation”), and its controlled subsidiary, La Quinta Properties, Inc., a Delaware corporation (“LQ Properties”), that has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. Both LQ Corporation and LQ Properties have securities that are publicly traded and listed on the New York Stock Exchange. Accordingly, this Joint Quarterly Report includes information, including financial statements, about LQ Corporation on a consolidated basis with its controlled subsidiary, LQ Properties, as well as financial statements for LQ Properties on a consolidated basis.

     In this Joint Quarterly Report, unless the context otherwise requires, the term LQ Corporation includes those entities owned or controlled by LQ Corporation (including its controlled subsidiaries, LQ Properties and La Quinta Inns, Inc.); the term LQ Properties includes those entities owned or controlled by LQ Properties; and the terms “we,” “us,” “our,” “the companies,” “La Quinta” or “The La Quinta Companies” refer to LQ Corporation, LQ Properties and their respective subsidiaries, collectively. The terms “paired shares” and “paired common stock” mean the shares of common stock of LQ Corporation, par value $0.01 per share, that are attached and trade as a single unit with the shares of Class B common stock, par value $0.01 per share, of LQ Properties.

Forward-Looking Statements

     Certain statements in this Joint Quarterly Report that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “projects” and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements.

     We have used forward-looking statements in a number of parts of this Joint Quarterly Report, including, without limitation, “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements may include statements regarding the intent, belief or current expectations of the companies or their respective directors or officers with respect to the matters discussed in this Joint Quarterly Report. Our forward-looking statements are subject to a number of risks and uncertainties that could cause actual results or the timing of events to differ materially from those described in the forward-looking statements.

     Please see the risks identified in our Joint Annual Report on Form 10-K (“Joint Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2004, our Joint Registration Statement on Form S-4 (“Joint Registration Statement”) filed with the SEC on September 29, 2004, and other risks described from time to time in our annual, quarterly and current reports filed with the SEC. The risks and uncertainties described in these reports include those related to our lodging business, our investments in real estate, LQ Properties’ status as a REIT, our capital expenditures and requirements, our corporate structure, our debt and liquidity needs, our acquisition-related risks, including our ability to identify candidates that meet our financial and strategic criteria, our ability to successfully complete any acquisitions that we may enter into, and to effectively integrate the business of any company that we may acquire (including our ability to successfully integrate Baymont Inns & Suites and Woodfield Suites into our operations), as well as risks and uncertainties related to our industry, the economy, weather conditions, the aftermath of United States military action in Iraq, the possibility of further terrorist attacks on the United States and global affairs. We have discussed these risks and uncertainties in detail in our Joint Annual Report and Joint Registration Statement and we encourage you to read those risk factors in their entirety in order to understand the risks and uncertainties that can affect our forward-looking statements as well as our business generally.

     Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this Joint Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or other changes.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LA QUINTA CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$100,094	$327,083
Fees, interest and other receivables, net	30,684	20,758
Deferred income taxes, net	19,821	19,821
Investments in securities	—	122,175
Other current assets	7,893	7,370

Total current assets	158,492	497,207
Intangible assets, net	119,631	73,421
Restricted cash	4,150	3,000
Property and equipment, net	2,456,228	2,143,749
Mortgages and other notes receivable, net	26,370	57,965
Other non-current assets	33,669	30,451

Total assets	$2,798,540	$2,805,793

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$115,991	$169,547
Accounts payable	20,649	20,203
Accrued payroll and employee benefits	34,302	29,828
Accrued expenses and other current liabilities	69,764	66,222

Total current liabilities	240,706	285,800
Long-term debt	809,624	725,607
Deferred income taxes, net	135,910	153,476
Other non-current liabilities	15,179	18,345

Total liabilities	1,201,419	1,183,228

Commitments and contingencies
Minority interest (including preferred stock liquidation preference of $200,000)	205,848	206,031

Shareholders’ Equity:
LQ Corporation Common Stock, $0.01 par value; 500,000 shares authorized; 180,672 and 179,902 shares issued and 178,652 and 177,921 shares outstanding at September 30, 2004 and December 31, 2003, respectively	1,807	1,799
LQ Properties Class B Common Stock, $0.01 par value; 500,000 shares authorized; 180,672 and 179,902 shares issued and 178,652 and 177,921 shares outstanding at September 30, 2004 and December 31, 2003, respectively	1,807	1,799
Treasury Stock, at par; 2,020 and 1,981 paired shares at September 30, 2004 and December 31, 2003, respectively	(40)	(40)
Additional paid-in-capital	3,673,132	3,669,062
Unearned compensation	(3,358)	(5,155)
Accumulated other comprehensive income	288	226
Accumulated deficit	(2,282,363)	(2,251,157)

Total shareholders’ equity	1,391,273	1,416,534

Total liabilities and shareholders’ equity	$2,798,540	$2,805,793

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies’ Form 10-K for the year ended
December 31, 2003, are an integral part of these financial statements.

LA QUINTA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUE:
Lodging	$157,288	$140,112	$431,873	$391,138
Other	315	1,270	2,692	3,865

	157,603	141,382	434,565	395,003

EXPENSES:
Direct lodging operations	68,818	62,182	193,772	175,971
Other lodging expenses	20,348	18,783	57,575	55,632
General and administrative	13,750	11,785	45,626	40,797
Interest, net	15,885	16,203	46,179	46,954
Depreciation and amortization	33,301	32,589	92,793	96,361
Impairment of property and equipment	—	520	12,733	67,110
Loss on early extinguishment of debt	21,399	—	21,399	6,202
Other (income) expense	(1,066)	461	(1,834)	1,392

	172,435	142,523	468,243	490,419

Loss before minority interest, income taxes and discontinued operations	(14,832)	(1,141)	(33,678)	(95,416)
Minority interest	(4,574)	(4,534)	(13,803)	(13,646)
Income tax benefit	7,315	1,048	16,275	40,637

Loss before discontinued operations	(12,091)	(4,627)	(31,206)	(68,425)
Discontinued operations, net	—	(4,805)	—	(4,922)

Net loss	$(12,091)	$(9,432)	$(31,206)	$(73,347)

EARNINGS PER SHARE — BASIC AND ASSUMING DILUTION
Loss before discontinued operations	$(0.07)	$(0.03)	$(0.18)	$(0.48)
Discontinued operations, net	—	(0.03)	—	(0.03)

Net loss	$(0.07)	$(0.06)	$(0.18)	$(0.51)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies’ Form 10-K for the year ended
December 31, 2003, are an integral part of these financial statements.

LA QUINTA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,206)	$(73,347)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	92,793	96,361
Loss on early extinguishments of debt	21,399	6,202
Minority interest	13,803	13,646
Impairment of property and equipment	12,733	67,110
Stock based compensation	1,858	1,794
Amortization of debt issuance costs	1,696	1,954
Loss on sale of assets	63	30
Deferred tax benefit	(16,867)	(40,880)
Discontinued operations, net	—	4,922
Net change in other assets and liabilities	(16,575)	(26,148)

Net cash provided by operating activities	79,697	51,644

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(45,514)	(40,279)
Baymont acquisition	(417,699)	—
Proceeds from sale of assets	5,806	9,928
Proceeds from notes receivable	35,048	—
Proceeds from surrender of life insurance policies	—	5,146
Redemption (purchase) of securities	122,175	(61,084)
Other	(131)	83

Net cash used in investing activities	(300,315)	(86,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	200,000	360,000
Repayment of long-term debt	(169,541)	(185,810)
Dividends to shareholders	(13,500)	(13,500)
Debt issuance costs	(4,151)	(8,874)
Debt repurchase premium	(21,399)	(6,095)
Proceeds from employee stock purchase and other	2,811	694
Purchase of treasury stock	—	(1,338)
Other	(591)	(477)

Net cash (used in) provided by financing activities	(6,371)	144,600

Net (decrease) increase in cash and cash equivalents	(226,989)	110,038
Cash and cash equivalents at:
Beginning of period	327,083	9,099

End of period	$100,094	$119,137

Supplemental disclosure of cash flow information (note 2)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies’ Form 10-K for the year ended
December 31, 2003, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$61,066	$228,055
Fees, interest and other receivables, net	5,685	5,539
Rent receivable	—	85,928
Investments in securities	—	122,175
Other current assets, net	1,687	1,749

Total current assets	68,438	443,446
Note receivable from La Quinta Corporation	—	22,128
Restricted cash	400	500
Deferred income taxes, net	8,645	9,563
Intangible assets, net	59,667	60,012
Property and equipment, net	2,305,685	2,079,834
Mortgages and other notes receivable, net	30,734	62,329
Other non-current assets	16,276	13,581

Total assets	$2,489,845	$2,691,393

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$115,991	$169,547
Accounts payable	9,997	13,473
Accrued expenses and other current liabilities	37,083	39,025

Total current liabilities	163,071	222,045
Long-term debt	809,624	725,607
Payable to La Quinta Corporation	9,873	—
Other non-current liabilities	4,300	9,573

Total liabilities	986,868	957,225

Commitments and contingencies
Minority interest	25,143	26,309

Shareholders’ Equity:
LQ Properties Preferred Stock, $0.10 par value; 6,000 shares authorized; 800 and 701 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	80	70
LQ Properties Class A Common Stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding	1	1
LQ Properties Class B Common Stock, $0.01 par value; 500,000 shares authorized; 180,672 and 179,902 shares issued and 178,652 and 177,921 shares outstanding at September 30, 2004 and December 31, 2003, respectively	1,807	1,799
Treasury Stock, at par; 2,020 and 1,981 paired shares at September 30, 2004 and December 31, 2003, respectively	(20)	(20)
Additional paid-in-capital	3,343,192	3,532,820
Equity investment in La Quinta Corporation	(41,595)	(41,595)
Accumulated deficit	(1,825,631)	(1,785,216)

Total shareholders’ equity	1,477,834	1,707,859

Total liabilities and shareholders’ equity	$2,489,845	$2,691,393

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies’ Form 10-K for the year ended
December 31, 2003, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUE:
Lodging	$1,647	$1,041	$4,680	$4,070
Rent from La Quinta Corporation	51,706	52,999	144,836	148,655
Royalty from La Quinta Corporation	2,078	3,373	5,994	9,445
Other	315	1,270	2,692	3,865

	55,746	58,683	158,202	166,035

EXPENSES:
Direct lodging operations	172	174	491	515
Other lodging expenses	7,716	5,721	22,145	20,671
General and administrative	297	981	935	3,307
Interest, net	15,772	16,080	45,619	46,372
Depreciation and amortization	29,773	26,367	83,131	81,260
Impairment of property and equipment	—	520	12,733	67,110
Loss on early extinguishment of debt	21,399	—	21,399	6,202
Other income	(2,771)	(1,823)	(3,790)	(1,873)

	72,358	48,020	182,663	223,564

(Loss) income before minority interest, income taxes and discontinued operations	(16,612)	10,663	(24,461)	(57,529)
Minority interest	(630)	(1,049)	(1,576)	(2,871)
Income tax expense	(777)	(890)	(878)	(1,211)

(Loss) income before discontinued operations	(18,019)	8,724	(26,915)	(61,611)
Discontinued operations, net	—	(7,302)	—	(7,366)

Net (loss) income	(18,019)	1,422	(26,915)	(68,977)
Preferred stock dividends	(4,500)	(4,500)	(13,500)	(13,500)

Net loss available to common shareholders	$(22,519)	$(3,078)	$(40,415)	$(82,477)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies’ Form 10-K for the year ended
December 31, 2003, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,915)	$(68,977)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	83,131	81,260
Loss on early extinguishments of debt	21,399	6,202
Impairment of property and equipment	12,733	67,110
Amortization of debt issuance costs	1,696	1,954
Minority interest	1,576	2,871
Deferred tax expense	918	1,260
Loss on sale of assets	63	30
Stock based compensation	—	77
Discontinued operations, net	—	7,366
Net change in other assets and liabilities	(28,674)	(54,450)

Net cash provided by operating activities	65,927	44,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,637)	(30,807)
Proceeds from sale of assets	5,806	9,928
Redemption (purchase) of securities	122,175	(61,084)
Proceeds from surrender of life insurance policies	—	4,836
Proceeds from notes receivable	34,385	—
Baymont acquisition	(289,988)	—
Other	(138)	598

Net cash used in investing activities	(161,397)	(76,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	200,000	360,000
Repayment of long-term debt	(169,541)	(185,810)
Dividends to shareholders	(13,500)	(13,500)
Dividends/distributions to La Quinta Corporation	(192,743)	(33,539)
Proceeds from intercompany borrowings	43,922	25,125
Proceeds from rent and royalty receivable	85,926	—
Debt issuance costs	(4,151)	(8,874)
Debt repurchase premium	(21,399)	(6,095)
Other	(33)	(172)

Net cash (used in) provided by financing activities	(71,519)	137,135

Net (decrease) increase in cash and cash equivalents	(166,989)	105,309
Cash and cash equivalents at:
Beginning of period	228,055	7,564

End of period	$61,066	$112,873

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies’ Form 10-K for the year ended
December 31, 2003, are an integral part of these financial statements.

LA QUINTA CORPORATION
LA QUINTA PROPERTIES. INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

     La Quinta Corporation (“LQ Corporation”) and its controlled subsidiary, La Quinta Properties, Inc. (“LQ Properties”), primarily focus on the lodging business. La Quinta’s lodging real estate assets are primarily owned by LQ Properties or one or more of its direct and indirect subsidiaries. LQ Corporation operates all of its owned lodging properties through its subsidiary, La Quinta Inns, Inc.

     In September 2004, we completed the acquisition of substantially all the assets of the limited service lodging division of The Marcus Corporation (the “Acquisition”), for a total purchase price of approximately $419.2 million, including estimated transaction costs and net working capital adjustments. As of September 30, 2004, approximately $44.2 million of the total purchase price is being held in escrow pending completion of certain transfer requirements. The Acquisition included 90 Baymont Inns & Suites (including one management contract), seven Woodfield Suites and one Budgetel Inn, plus all the trade rights associated with the Baymont, Woodfield Suites and Budgetel brands, and the Baymont franchise system of 87 hotels. These 185 hotels are located across 33 states, with approximately one-half of the hotels in the Midwestern region of the United States.

     Our trade names, trademarks and service marks include La Quinta®, La Quinta Inns®, La Quinta Inn & Suites®, Returns®, Baymont®, Baymont Inns & Suites®, Woodfield Suites®, Budgetel® and Guest Ovations®. We franchise our La Quinta and Baymont brands to independent owner/operators. As of September 30, 2004, La Quinta either operated or franchised over 560 hotels with approximately 63,000 rooms located across the United States. Our lodging properties are particularly sensitive to adverse economic and competitive conditions and trends and such conditions could adversely affect our business, financial condition and results of operations.

     The common stock of LQ Corporation and the Class B common stock of LQ Properties are attached and trade together as a single unit. The term LQ Corporation includes those entities owned or controlled by LQ Corporation (including its controlled subsidiaries LQ Properties and La Quinta Inns, Inc.); the term LQ Properties includes those entities owned or controlled by LQ Properties; and the terms “we,” “us,” “our,” “the companies,” “La Quinta,” or “The La Quinta Companies” refer to LQ Corporation, LQ Properties and their respective subsidiaries, collectively.

Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in this Joint Quarterly Report on Form 10-Q (referred to as this Joint Quarterly Report), in accordance with the Rules and Regulations of the Securities and Exchange Commission (the “SEC”). We believe the disclosures contained in this Joint Quarterly Report are adequate to make the information presented not misleading. See our Joint Annual Report on Form 10-K filed on March 15, 2004 for additional information relevant to significant accounting policies that we follow.

     We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

     The accompanying consolidated financial statements represent the financial position and results of operations and cash flows of LQ Corporation on a consolidated basis with its controlled subsidiary, LQ Properties and LQ Properties on a consolidated basis. In each case, the consolidated financial statements include the assets, liabilities, revenues and expenses of entities (in the absence of other factors determining control) where LQ Corporation and/or LQ Properties own over 50% of the voting shares of another company or, in the case of partnership investments, where LQ Corporation and/or LQ Properties own a majority of the general partnership interest. In addition, other than our two consolidated joint ventures, we currently manage one hotel under a management agreement with a third party. We determined that we do not: (1) maintain an equity ownership position, (2) have the ability to exercise significant influence or (3) have exposure to risks of operations that are sufficient to require consolidation of the managed hotel. Separate financial statements have been presented for LQ Properties because LQ Properties has securities that are publicly traded on the New York Stock Exchange. All significant intercompany balances and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassified amounts principally relate to discontinued operations (see Note 5 — Discontinued Operations).

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

Investments in Securities

     At December 31, 2003, LQ Properties owned approximately $122.2 million in face amount of 7.114% Exercisable Put Option Securities (the “Securities”) due August 15, 2004 issued by the Meditrust Exercisable Put Option Securities Trust (the “Trust”). The Securities represented beneficial interests in the Trust and were classified as held-to-maturity under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” LQ Properties was also the issuer of a $150 million Exercisable Put Option Note due August 15, 2011 (the “7.114% Note”) to the Trust. The 7.114% Note was the sole asset of the Trust. On August 16, 2004, the Securities and the 7.114% Note were retired when we repurchased the 7.114% Note (see Note 8 — Indebtedness).

Valuation of Long-Lived Assets and Intangible Assets

     La Quinta regularly reviews the performance of long-lived assets on an ongoing basis for impairment as well as when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. La Quinta identifies properties it intends to sell and properties it intends to hold for use. For each lodging asset held for use, if the sum of expected future cash flows (undiscounted and without interest charges) is less than the net book value of the asset, the excess of the net book value over La Quinta’s estimate of fair value of the asset is charged to current earnings. We estimate fair value primarily by (1) discounting expected future cash flows or (2) based on expected liquidated sales proceeds, relying on common hotel valuation methods such as multiples of room revenue or per room valuations. La Quinta’s estimate of fair value of the asset then becomes the new cost basis of the asset and this new cost basis is then depreciated over the asset’s remaining life. When management identifies an asset as held for sale, has obtained authority to sell the property, and expects to sell the asset within twelve months, the asset is classified as held for sale. Depreciation of the asset is discontinued and the carrying value is reduced, if necessary, to the estimated fair value less costs to sell by recording a charge to current earnings. All assets held for sale are monitored through the date of sale for potential adjustment based on offers La Quinta is willing to take under serious consideration and continued review of facts and circumstances. A gain or loss on disposition is recorded to the extent that the amounts ultimately received for the sale of assets differ from the adjusted book values of the assets. Gains on sales of assets are recognized at the time the assets are sold provided there is reasonable assurance the sales price will be collected and any future activities to be performed by the companies relating to the assets sold are expected to be insignificant.

     In January 2002, we implemented Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” and determined that the La Quinta trademarks were finite lived assets and amortized these assets over 21 years based on management’s assessment of the life and fair value of the brands. During September 2004, we determined that the La Quinta trademarks have an indefinite useful life based on changes in circumstances of factors used to determine the useful lives primarily as a result of the establishment and growth of our franchise program. In accordance with SFAS 142, these assets will no longer be amortized and will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

     As part of the Acquisition, we acquired intangible assets related to the Baymont trademarks as well as the existing Baymont franchising agreements. Management determined that the Baymont trademarks have an indefinite useful life. These assets will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that these assets might be impaired. The intangible asset related to the Baymont franchising agreements is deemed to have a finite life and will be amortized over the average life of the associated franchise agreements, including potential renewals, based on the interest method of amortization.

Stock-Based Compensation

     La Quinta has various stock-based employee compensation plans and accounts for those plans using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost is charged to earnings for options, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The companies grant restricted stock awards to certain employees. The difference between the price to the employee and the market value at grant date is charged to unearned compensation, carried as a component of equity and amortized over the related vesting period.

     Had compensation cost for the companies’ stock option-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the companies’ net loss and loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In millions, except per share data)
Net loss, as reported	$(12.1)	$(9.4)	$(31.2)	$(73.3)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.1)	(1.2)	(3.2)	(3.6)

Pro forma net loss	$(13.2)	$(10.6)	$(34.4)	$(76.9)

Loss per share:
Basic and assuming dilution-as reported	$(0.07)	$(0.06)	$(0.18)	$(0.51)
Basic and assuming dilution-pro forma	$(0.08)	$(0.08)	$(0.20)	$(0.54)

Recent Accounting Standards

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of further discussion by the FASB on October 8, 2003, the FASB clarified that minority interests in consolidated partnerships with specified finite lives should be reclassified as liabilities and presented at fair market value unless the interests are convertible into the equity of the parent. Fair market value adjustments occurring subsequent to July 1, 2003 would be recorded as a component of interest expense. At their October 29, 2003 meeting, the FASB agreed to indefinitely defer the implementation of a portion of SFAS 150 regarding the accounting treatment for minority interests in finite life partnerships. Therefore, until a final resolution is reached, we will not implement this aspect of the standard. If we were to adopt this aspect of the standard under its current provisions, we would reclassify approximately $5.7 million of minority interest to a liability and recognize a gain of approximately $0.1 million as a cumulative effect of change in accounting principle, net of taxes.

     In January 2003 and as amended in December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (as amended “FIN 46” or “FIN 46R,” respectively), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Variable interest entities (“VIEs”) are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. Under FIN 46, the primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. In applying FIN 46, management has utilized available information and reasonable assumptions and estimates in evaluating whether an entity is a VIE and which party is the primary beneficiary. These assumptions and estimates are subjective and the use of different assumptions could result in different conclusions. FIN 46 also requires new disclosures about VIEs.

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

     On February 1, 2003, we adopted FIN 46 for VIEs created after January 31, 2003 and for VIEs in which we obtained an interest after January 31, 2003 and, in both cases, it did not have a material impact on our consolidated financial statements. In December 2003, the FASB issued FIN 46R, under which the consolidation requirement for entities formed prior to February 1, 2003 that are not considered special purpose entities was deferred until the end of the first interim period ending after March 15, 2004. We evaluated whether the provisions of FIN 46R are applicable to the franchise arrangements discussed above as well as other arrangements which may meet the criteria of FIN 46R. We believe that there are currently no material arrangements that either meet the definition of a VIE or where we are the primary beneficiary that would require consolidation.

2. Supplemental Cash Flow Information

     Details of interest and income taxes paid for LQ Corporation follow:

	Nine Months Ended
	September 30,
	2004	2003
	(In millions)
Interest paid during the period	$67.0	$63.6
Interest capitalized during the period	0.9	—
Income taxes paid during the period	0.8	0.3

3. Acquisition

     In September 2004, La Quinta acquired substantially all of the assets of the limited service lodging division of The Marcus Corporation for a total purchase price of approximately $419.2 million, including estimated transaction costs and net working capital adjustments. As of September 30, 2004, approximately $44.2 million of the total purchase price was being held in escrow pending completion of certain transfer requirements. As part of the agreement, La Quinta acquired 90 Baymont Inns & Suites (including one management contract), seven Woodfield Suites and one Budgetel Inn. In addition, La Quinta acquired all of the trade rights associated with the Baymont, Woodfield Suites, and Budgetel brands, and the Baymont franchise system of 87 hotels. The 185 hotels (containing approximately 17,700 rooms) are located across 33 states, with approximately one-half of the hotels in the Midwestern region of the United States. With this acquisition, we have achieved our strategic objective of gaining an additional limited service lodging brand as well as increasing our geographic diversity.

     The following table summarizes the preliminary allocation of the total purchase price, including estimated transaction costs, to the acquired assets and liabilities based on their fair values at the date of the Acquisition.

At September 3, 2004
(In millions)
Current assets (including cash on hand of approximately $0.2 million)	$3.4
Property and equipment	372.8
Intangible assets:
Franchise and management contracts	26.2
Trademarks	19.8
Goodwill	3.0

Total assets acquired	425.2
Current liabilities	(6.0)

Net assets acquired	$419.2

4. Intangible Assets and Goodwill

     The following is a summary of our intangible assets:

	September 30,	December 31,
	2004	2003
	(In millions)
Amortized intangible assets:
Franchise agreements — Baymont acquisition	$25.8	$—
Management agreement — Baymont acquisition	0.4	—
Accumulated amortization	(0.2)	—

Subtotal	26.0	—

Unamortized intangible assets:
Trademarks:
La Quinta	$70.8	$73.4
Baymont acquisition	19.8	—
Goodwill — Baymont acquisition	3.0	—

Total	$119.6	$73.4

Aggregate Amortization Expense (in millions):
For the nine months ended September 30, 2004	$2.8
Estimated Amortization Expense (in millions):
For the year ended December 31, 2004	$3.3
For the year ended December 31, 2005	$2.1
For the year ended December 31, 2006	$2.0
For the year ended December 31, 2007	$1.9
For the year ended December 31, 2008	$1.7

5. Discontinued Operations

     During 2003, discontinued operations included three company-owned hotels and TeleMatrix, Inc., a business component that provides telephone equipment and software for the lodging industry. We classified the assets and liabilities as discontinued components under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). As a result, all periods presented in the financial statements and footnotes have been restated to report the separately identifiable results of operations and cash flows of the components as discontinued operations. During the fourth quarter of 2003, the companies sold the three hotels and TeleMatrix, Inc. for gross proceeds of approximately $13.7 million, resulting in a gain on sale of approximately $0.9 million. At September 30, 2004, no assets held for sale were subject to SFAS 144 classification as discontinued operations.

     The following is a summary of consolidated statements of operations information for discontinued operations:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2003	2003
	(In millions)
Revenues	$3.4	$10.3

Loss before income taxes	(7.4)	(7.6)
Income tax benefit	2.6	2.7

Loss from discontinued operations	$(4.8)	$(4.9)

6. Property and Equipment

     The following is a summary of our investment in property and equipment:

	September 30,	December 31,
	2004	2003
	(In millions)
Land	$414.6	$360.6
Buildings and improvements, net of accumulated depreciation of $570.8 million and $486.6 million, respectively	2,035.9	1,770.7
Assets held for sale, at fair value	5.7	12.5

Property and equipment, net	$2,456.2	$2,143.8

     At September 30, 2004 and December 31, 2003, the net book value of lodging property and equipment was $2,413.8 million and $2,098.3 million, respectively. During the nine months ended September 30, 2004, we expended approximately $372.8 million for lodging property and equipment purchased as a result of the Acquisition described in Note 3 and $36.7 million in capital improvements related to lodging properties. During the nine months ended September 30, 2003, we expended approximately $31.1 million in capital improvements related to lodging properties. Additionally, we recorded depreciation expense and write-offs of approximately $29.9 million and $26.5 million for the three months ended September 30, 2004 and 2003, respectively, and $82.2 million and $80.1 million for the nine months ended September 30, 2004 and 2003, respectively. We recorded no impairments on held for use properties for the three months ended September 30, 2004 and 2003. Impairments totaling $12.2 million and $65.0 million were recorded for the nine months ended September 30, 2004 and 2003, respectively.

     At September 30, 2004 and December 31, 2003, the net book value of corporate property and equipment was $36.8 million and $33.0 million, respectively. During the nine months ended September 30, 2004 and 2003, we expended $11.6 million and $9.2 million, respectively, in capital improvements related to corporate property and equipment. Additionally, we recorded depreciation expense and write-offs on corporate property and equipment of approximately $2.6 million and $5.1 million for the three months ended September 30, 2004 and 2003, respectively, and $7.9 million and $13.4 million for the nine months ended September 30, 2004 and 2003, respectively.

     At December 31, 2003, certain properties continued to be classified as held for sale. These properties were classified as held for sale prior to the initial application of SFAS 144 and were being accounted for under the transition provisions of SFAS 144 with respect to the inclusion of these properties’ related results of operations in the companies’ continuing operations. In addition, during the initial one year period, circumstances arose that resulted in some properties not selling by the end of that period. At December 31, 2003, the estimated fair market value of properties held for sale under the transition provisions of SFAS 144 was $3.5 million. The remaining properties were sold during the nine months ended September 30, 2004 for net proceeds of $3.4 million resulting in a loss on sale of $0.1 million. During the three and nine months ended September 30, 2003, one and four hotels, respectively, with an aggregate net book value of $3.6 million and $9.8 million, respectively, were sold. Net proceeds on these transactions were $3.6 million and $9.7 million, respectively, resulting in no loss and a net loss of $0.1 million, respectively. Impairments of $0.5 million and $1.7 million were recorded during the three and nine months ended September 30, 2003, respectively.

     At September 30, 2004 certain land parcels continue to be classified as held for sale; however, they are not included in discontinued operations as they do not meet the definition of components of an entity under the provisions of SFAS 144. At September 30, 2004 and December 31, 2003, the estimated fair market value of these properties was approximately $5.7 million and $9.0 million, respectively. During the three months ended September 30, 2004, one land parcel with a net book value of $1.0 million was reclassified from held for sale to held for use based on management’s assessment of the future use of the property. During the nine months ended September 30, 2004, we sold one land parcel with a net book value of $1.9 million for net proceeds of $1.9 million. No land parcels were sold during the comparable periods of 2003. We recorded no impairments during the three months ended September 30, 2004 and 2003. Impairments of $0.5 million and $0.4 million were recorded on one land parcel during the nine months ended September 30, 2004 and 2003, respectively.

     We regularly review the performance of long-lived assets on an ongoing basis for impairment as well as when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For each lodging asset held for use, if the sum of expected future cash flows (undiscounted and without interest charges) is less than the net book value of the asset, the excess of the net book value over La Quinta’s estimate of fair value of the asset is charged to current earnings. We estimate fair value primarily by (1) discounting expected future cash flows or (2) based on expected liquidated sales proceeds, relying on common hotel valuation methods such as multiples of room revenue or per room valuations. For each asset held for sale, the carrying value is reduced, if necessary, to the expected sales proceeds less costs to sell by recording a charge to current earnings.

     We continue to evaluate the assets in our total portfolio as well as to pursue an orderly disposition of our held for sale assets. There can be no assurance if, or when, sales will be completed or whether such sales will be completed on terms that will enable us to realize the full carrying value of such assets.

     During the three months ended September 30, 2004, a number of our hotels sustained varying amounts of damage as a result of hurricanes which devastated much of the State of Florida. While the damage is still being assessed, an estimate of the casualty loss (net of recoveries from insurance) of approximately $1.7 million has been recorded against the cost of the assets. In addition, an estimate of approximately $0.2 million in repair and maintenance expenses has been recorded.

7. Mortgages and Other Notes Receivable

     At September 30, 2004 and December 31, 2003, the net book value of mortgages receivable was approximately $26.2 million. The interest income on the mortgage loans was approximately $0.2 million and $0.1 million for the three months ended September 30, 2004 and 2003, respectively, and $0.5 million for each of the nine month periods ended September 30, 2004 and 2003.

     At September 30, 2004 and December 31, 2003, the net book value of other notes receivable was approximately $0.2 million and $31.8 million, respectively. Other notes receivable at December 31, 2003 was comprised of a subordinated note received as consideration in connection with the sale of certain healthcare assets during 2001 as well as other notes. Interest income on the subordinated note was approximately $0.1 million and $1.0 million for the three months ended September 30, 2004 and 2003, respectively, and $2.2 million and $3.1 million for the nine months ended September 30, 2004 and 2003, respectively. The subordinated note was repaid during the three months ended September 30, 2004 resulting in a gain on early repayment of approximately $2.1 million.

8. Indebtedness

     Indebtedness at September 30, 2004 and December 31, 2003 was as follows:

	September 30,	December 31,
	2004	2003
	(In millions)
Notes payable:
Principal payments aggregating $19.5 due in March 2004, bearing interest at 7.25%	$—	$19.5
Principal payments aggregating $100 due in September 2005, bearing interest at 7.40%	100.0	100.0
Principal payments aggregating $41 due from September 2005 to September 2015, bearing interest at rates between 7.51% and 8.625%	40.5	40.5
Principal payments aggregating $50 due in February 2007, bearing interest at 7.27%	50.0	50.0
Principal payments aggregating $160 due in August 2007, bearing interest at 7%	160.0	160.0
Principal payments aggregating $50 due in April 2008, bearing interest at 7.33%	50.0	50.0
Principal payments aggregating $325 due in March 2011, bearing interest at 8.875%	325.0	325.0
Principal payments aggregating $150 due in August 2011 (redeemable in August 2004 at the option of the note holder), bearing interest at 7.114%	—	150.0
Principal payments aggregating $200 due in August 2012, bearing interest at 7%	200.0	—
Principal payments aggregating $0.1 due in September 2026, bearing interest at 7.82%	0.1	0.1

Total indebtedness	925.6	895.1
Less current portion	(116.0)	(169.5)

Long-term debt	$809.6	$725.6

Notes Payable

     During the nine months ended September 30, 2004, we repaid $19.5 million in principal on notes payable scheduled to mature on March 15, 2004.

     On August 16, 2004, La Quinta Properties exercised its option to repurchase the $150 million 7.114% Note included in notes payable at December 31, 2003. The Securities, which had pass-through characteristics, represented beneficial interests in the Trust that held the 7.114% Note. The Trust was established as part of a 1997 financing to hold the 7.114% Note. (See Note 1 - Investments in Securities.) LQ Properties was both the owner of the Securities issued by the Trust as well as the issuer of the 7.114% Note held by the Trust. A third party (the “Call Holder”) exercised its option to purchase the 7.114% Note at 100% of its principal amount on August 16, 2004 (the “Call Option”), which would have permitted the Call Holder to subsequently remarket the 7.114% Note at an increased interest rate. In response, on August 16, 2004, we repurchased the 7.114% Note from the Call Holder for $171.4 million and retired the note, in lieu of having the 7.114% Note remarketed and the interest rate reset. The repurchase price was equal to the sum of the present values of the remaining principal and interest payments, as determined in accordance with the documents governing the obligations of LQ Properties with respect to the 7.114% Note, discounted at the rate of U.S. Treasury securities having maturities similar to the remaining term of the 7.114% Note, plus accrued and unpaid interest. As of August 16, 2004 and December 31, 2003, LQ Properties owned $122.2 million of the Securities issued by the Trust. Accordingly, LQ Properties received a $122.2 million contemporaneous distribution from the Trust. As a result, LQ Properties recorded an expense of $21.4 million for retirement of the 7.114% Note. Upon the initial application of SFAS No. 133, “Accounting for Derivative Instruments and Hedge Accounting” (“SFAS 133”), LQ Properties determined that the Call Option and repurchase did not meet the characteristics of derivative instruments as defined in SFAS 133.

     On August 19, 2004, LQ Properties issued $200 million of senior notes bearing a coupon rate of 7% and having a maturity of August 15, 2012, which LQ Corporation guaranteed. During 2003, LQ Properties issued $325 million of senior notes bearing a coupon rate of 8.875% and having a maturity of March 15, 2011, which LQ Corporation also guaranteed. These senior notes are subject to, among other types of covenants, certain restrictive financial incurrence covenants, such as limitations on the incurrence of indebtedness (pro forma fixed charge coverage ratio must exceed 2.0 times, excluding certain adjustments, in order to incur additional debt) and restricted payments (generally limited to 95% of funds from operations as defined in the indenture pursuant to which the notes were issued). In addition to the financial covenants, the indenture also includes, among other limitations, limitations on asset sales, issuances of certain capital stock, sale and leaseback transactions and affiliate transactions.

Bank Notes Payable

     In November 2003, we refinanced our previous credit agreement, as amended, with a bank group that provided a $125 million revolving line of credit (the “2001 Credit Facility”) to provide a $150 million revolving line of credit (the “2003 Credit Facility”). The 2003 Credit Facility, which matures in April 2007, is secured by a pledge of stock of our subsidiaries and intercompany debt evidenced by promissory notes and contains a subjective acceleration clause contingent upon a material adverse effect. LQ Properties is the borrower under the facility and LQ Corporation is the guarantor.

     In connection with the Acquisition, on July 14, 2004, we amended the 2003 Credit Facility to:

•	permit the Acquisition;

•	increase the permitted incremental term loan facility allowed under the 2003 Credit Facility from $150 million to $200 million;

•	permit LQ Properties to issue up to $200 million of additional senior unsecured notes;

•	increase permitted capital expenditures; and

•	modify or waive certain other provisions of the 2003 Credit Facility.

     Approximately $129.9 million (net of a $20.1 million outstanding letter of credit) was available under the 2003 Credit Facility at September 30, 2004. Borrowings under the 2003 Credit Facility currently bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.5%. During the nine months ended September 30, 2004, there were no borrowings under the 2003 Credit Facility other than the letters of credit.

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

     In addition to the financial covenants, the 2003 Credit Facility also includes limitations on capital expenditures, asset sales, secured debt, certain investments, common stock dividends, and debt and share repurchases. We were in compliance with the covenants contained in the 2003 Credit Facility at September 30, 2004.

9. Commitments and Contingencies

     In January 2002, KSL Desert Resorts, Inc. filed a legal action in the United States District Court for the Central District of California (the “Court”) against LQ Corporation, et al. (No. CV-02-007 RT (SGLx)). The plaintiff, which uses the name “La Quinta Resort & Club” for a destination resort and country club located in La Quinta, California, claims that LQ Corporation has infringed its alleged trademark rights, among other allegations, notwithstanding our “incontestable” federal trademark registrations of the mark “La Quinta” and other marks including the mark “La Quinta” for hotel and motel services. The plaintiff seeks an injunction to prevent La Quinta, our agents, servants, employees, and our attorneys from using the mark “La Quinta” in Palm Springs, in the Coachella Valley, or throughout the United States. The plaintiff also seeks to cancel our federal trademark registrations that include the phrase “La Quinta” and to require destruction of any items under our control, which include the phrase “La Quinta.” In October 2002, the defendants filed an answer denying the material allegations in the complaint and asserting several affirmative defenses, including defenses alleging that the plaintiff is estopped from asserting its actions. The defendants also filed counterclaims seeking to cancel plaintiff’s federal trademark registrations using the “La Quinta” name for its destination resort and club. During settlement negotiations, the parties had reached apparent tentative settlement agreements, but those efforts have failed to result in a final and binding agreement. The action remains in the pretrial stage and the Court has entered a scheduling order setting discovery and other deadlines. If the dispute cannot be settled or resolved, we intend to vigorously defend the complaint and pursue our counterclaims. We cannot currently estimate the potential loss and/or range of potential loss from this matter.

     We are party to certain claims involving healthcare facilities formerly owned by LQ Properties that were leased to and operated by third-party operators. Although we required our third-party operators to maintain insurance coverage insuring LQ Properties’ interests in the facilities as well as their own, this insurance coverage may not be adequate to fully protect us. We have been notified that one of the companies providing such insurance coverage, Reliance Insurance Company, was ordered into liquidation in October 2001. Although we cannot predict what effect the liquidation of Reliance Insurance Company will have on pending claims, we do not consider our ultimate liability with respect to any one of these claims or lawsuits, as well as any other uninsured claim or lawsuit involving healthcare facilities formerly owned by LQ Properties that were leased to and operated by third-party operators, to be material in relation to our consolidated financial condition or operations.

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

     Under certain franchise agreements or joint venture agreements, we have committed to provide certain incentive payments, loans, reimbursements, rebates and other payments, to help defray the costs of construction, marketing and other costs associated with opening and operating a La Quinta hotel. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise or joint venture agreements. At September 30, 2004, we had approximately $9.0 million in outstanding commitments of financial assistance to various franchisees, of which approximately $6.2 million had been funded and approximately $2.4 million had been repaid by franchisees or amortized. The unamortized balance of amounts funded or payable on incentive payments of approximately $4.5 million is included in Other Non-current Assets. A liability for franchise related rebates of approximately $0.6 million is included in accrued expenses and other current liabilities. These agreements generally require that, in the event the franchise relationship is terminated, the franchisee either repay the outstanding loan balance or unamortized portion of the incentive payment, or transfer to us any equipment, computer or other property purchased by the franchisee with the incentive payment.

     We have provided a letter of credit in connection with a 1995 healthcare transaction, which guarantees the payment of certain industrial revenue bonds aggregating approximately $4.5 million that is the obligation of an unrelated third party. During 2004, we have continued to provide standby letters of credit under our 2003 Credit Facility for the benefit of the trustee of the bonds in the amount of $4.7 million (consisting of $4.5 million of principal and $0.2 million of interest). As part of the agreement to provide a letter of credit, the unrelated third party has provided La Quinta with collateral in all property and equipment of the related healthcare facility currently estimated to have a fair value of approximately $0.5 million. The hurricanes which devastated much of the State of Florida during the three months ended September 30, 2004 damaged the healthcare facility to the extent that it may no longer be able to continue operations. It is probable that La Quinta will be required to perform under the obligation as the unrelated third party may not be able to meet the obligations of the facility as they become due. At September 30, 2004, La Quinta was carrying a liability of approximately $4.2 million in connection with the obligation. This liability is included in accrued expenses and other current liabilities at September 30, 2004.

10. Shareholders’ Equity

     During each of the nine months ended September 30, 2004 and 2003, LQ Properties paid dividends of $13.5 million on its Preferred Stock.

     During the nine months ended September 30, 2004 and 2003, LQ Properties paid dividends of $190 million and $30 million, respectively, to the sole holder of its class A common stock, LQ Corporation. In addition, its consolidated subsidiary, La Quinta Worldwide, LLC (“LQ Worldwide”), made periodic proportional distributions to LQ Corporation, which holds a 40.6% interest in LQ Worldwide, totaling approximately $2.7 million and $3.5 million during the nine months ended September 30, 2004 and 2003, respectively.

11. Other (Income) Expense

     For the three and nine month periods ended September 30, 2004 and 2003, other (income) expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In millions)
(Gain) loss on sale of assets and related costs	$(0.1)	$—	$0.1	$—
Gain on early repayment of note receivable	(2.1)	—	(2.1)	—
Other(1)	1.1	0.5	0.2	1.4

Total other (income) expense	$(1.1)	$0.5	$(1.8)	$1.4

(1)	During the three months ended September 30, 2004, we recognized total expenses of approximately $1.7 million related to the termination and ongoing settlement of the La Quinta retirement plan and non-recurring integration costs associated with the Acquisition and other expenses, partially offset by total income of approximately $0.6 million resulting from an adjustment of amounts previously accrued on the exit of the healthcare business and other income. During the three months ended September 30, 2003, we recognized total expenses of approximately $2.0 million related to the termination and ongoing settlement of the La Quinta retirement plan, an accrual of lease termination expense and other expenses, partially offset by total income of approximately $1.5 million related to a gain on settlement of a split dollar life insurance policy in the healthcare business and other income.

During the nine months ended September 30, 2004, we recognized total expenses of approximately $1.9 million related to the termination and ongoing settlement of the La Quinta retirement plan as well as non-recurring integration costs associated with the Acquisition and other expenses. This expense was partially offset by total income of approximately $1.7 million resulting from the settlement of litigation, return of collateral and an adjustment of amounts previously accrued related to the exit of the healthcare business as well as refunds of public company filing fees and other income. During the nine months ended September 30, 2003, we recognized total expenses of approximately $3.3 million related to the termination and ongoing settlement of the La Quinta retirement plan, an accrual of lease termination expenses, an adjustment of actuarial assumptions on deferred compensation agreements and other expenses, partially offset by total income of approximately $1.9 million related to a gain on settlement of a split dollar life insurance policy in the healthcare business and other income.

Changes in accrued reorganization costs for the nine months ended September 30, 2004 were as follows:

	Severance
	and
	Employment
	Costs	Other	Total
	(In millions)
December 31, 2003	$0.4	$1.3	$1.7
Payments	(0.2)	(0.1)	(0.3)
Accrual adjustments	—	(0.3)	(0.3)

September 30, 2004	$0.2	$0.9	$1.1

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

     LQ Corporation’s income tax benefit is based on reported earnings before income taxes, adjusted to give effect to the income tax consequences to LQ Corporation of any amounts attributable to minority interests. Deferred income taxes reflect the temporary differences between assets and liabilities recognized for financial reporting and such amounts recognized for tax purposes, which requires recognition of deferred tax assets and liabilities. Deferred income taxes include amounts attributable to LQ Properties, as those differences will affect amounts currently or ultimately required to be distributed by LQ Properties to LQ Corporation as taxable dividends.

     As of December 31, 2003, our total federal net operating loss (“NOL”) carryforwards were approximately $459.5 million, of which approximately $178.4 million is available to LQ Properties and its taxable REIT subsidiaries. As of December 31, 2003, our total capital loss carryforwards were approximately $28.6 million and our federal tax credit carryforwards (primarily alternative minimum tax credit carryforwards available only to LQ Properties) were approximately $5.9 million. A valuation allowance of approximately $27.8 million has been provided with respect to deferred tax assets related to certain net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards for which realization of the benefit is not reasonably assured.

     LQ Corporation’s income tax benefit consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In millions)
Current income tax expense	$(0.5)	$—	$(0.6)	$(0.3)
Deferred income tax benefit	7.8	1.1	16.9	40.9

Total income tax benefit	$7.3	$1.1	$16.3	$40.6

13. Earnings Per Share

     Earnings per share (“EPS”) for the companies is computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In millions, except per share data)
Loss before discontinued operations	$(12.1)	$(4.6)	$(31.2)	$(68.4)
Discontinued operations, net	—	(4.8)	—	(4.9)

Net loss	$(12.1)	$(9.4)	$(31.2)	$(73.3)

Average outstanding equivalent shares of paired common stock	176.7	143.2	176.5	143.1
Dilutive effect of stock options and unvested restricted stock	—	—	—	—

Average outstanding equivalent shares of paired common stock	176.7	143.2	176.5	143.1

Basic and assuming dilution
Loss before discontinued operations	$(0.07)	$(0.03)	$(0.18)	$(0.48)
Discontinued operations, net	—	(0.03)	—	(0.03)

Net loss	$(0.07)	$(0.06)	$(0.18)	$(0.51)

     Options to purchase 0.2 million and 2.0 million paired shares at prices ranging from $8.13 to $16.06 and $5.40 to $16.06 were outstanding during the three months ended September 30, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were equal to or greater than the average market price of the paired shares and because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from December 2008 to October 2009, were still outstanding at September 30, 2004.

     In addition, options to purchase 12.2 million and 10.5 million paired shares (weighted average effect of 3.8 million and 1.8 million shares for the three months ended September 30, 2004 and 2003, respectively) at prices ranging from $1.94 to $7.85 and $1.94 to $5.38 were outstanding during the three months ended September 30, 2004 and 2003, respectively, and were not included in the computation of diluted EPS because their inclusion would result in an antidilutive per share amount as the companies reported a loss from continuing operations for the three months ended September 30, 2004 and 2003.

     Options to purchase 0.3 million and 6.0 million paired shares at prices ranging from $7.68 to $16.06 and $4.42 to $16.06 were outstanding during the nine months ended September 30, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were equal to or greater than the average market price of the paired shares and because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from December 2008 to March 2014, were still outstanding at September 30, 2004.

     In addition, options to purchase 12.1 million and 6.4 million paired shares (weighted average effect of 3.6 million and 0.8 million shares for the nine months ended September 30, 2004 and 2003, respectively) at prices ranging from $1.94 to $7.51 and $1.94 to $4.35 were outstanding during the nine months ended September 30, 2004 and 2003, respectively, and were not included in the computation of diluted EPS because their inclusion would result in an antidilutive per share amount as the companies reported a loss from continuing operations for the nine months ended September 30, 2004 and 2003.

14. Transactions between LQ Properties and LQ Corporation

     LQ Corporation leases hotel facilities from LQ Properties and its subsidiaries. The hotel facility lease agreements, as modified, between LQ Corporation and LQ Properties were for a five-year term, which expired in July 2003. These leases were amended to extend the term through December 31, 2003. The modified lease agreements provided for a percentage rent payment in an amount equal to 40% of the gross revenues from the hotel facilities and required LQ Properties to pay property taxes and insurance and to fund certain capital expenditures.

     New lease agreements were entered into effective January 1, 2004. These agreements have substantially the same terms as the previous lease agreements other than a decrease in the percentage rent rate to 36% and differing initial terms of four, five or six years. At December 31, 2003, LQ Corporation owed LQ Properties $85.9 million related to these leases. During the three months ended September 30, 2004, LQ Corporation paid LQ Properties the amount in its entirety. Rent expense for the three months ended September 30, 2004 and 2003, was approximately $51.7 million and $53.0 million, respectively, and approximately $144.8 million and $148.7 million for the nine months ended September 30, 2004 and 2003, respectively. The companies believe that the intercompany leases conformed with normal business practices at the time they were entered into and were consistent with leases entered into on an arm’s-length basis. At the time of the Acquisition, LQ Properties and a subsidiary of LQ Corporation entered into leases for the Baymont properties owned by LQ Properties with substantially the same terms and conditions as the existing La Quinta leases, except that the rent payments are 29% of the gross room revenues provided by the Baymont properties.

     A subsidiary of LQ Corporation also had a royalty arrangement with a subsidiary of LQ Properties for the use of the La Quinta brand name. The royalty agreement expired on July 17, 2003 and automatically renewed for an additional five-year term. The royalty agreement was amended, effective January 1, 2004, to reduce the royalty rate to 1.5% of gross revenue, as defined in the royalty agreement. Royalty expense for the three months ended September 30, 2004 and 2003 was approximately $2.1 million and $3.4 million, respectively, and approximately $6.0 million and $9.4 million for the nine months ended September 30, 2004 and 2003, respectively.

     During the nine months ended September 30, 2004 and 2003, LQ Properties paid dividends of $190 million and $30 million, respectively, to the sole holder of its class A common stock, LQ Corporation. LQ Corporation used the dividends received in 2004 to pay accrued interest and the entire balance, as of July 31, 2004, of the revolving note payable to LQ Properties and to pay off in its entirety the deferred rent receivable. LQ Corporation used the dividends received in 2003 and other sources to pay accrued interest and a portion of the principal balance of a revolving note payable to LQ Properties.

     Minority interest distributions to LQ Corporation from a subsidiary of LQ Properties were $2.7 million and $3.5 million for the nine months ended September 30, 2004 and 2003, respectively.

     LQ Corporation provides certain management services to LQ Properties primarily related to executive management, general tax preparation, consulting, legal, accounting and certain aspects of human resources. LQ Properties compensates LQ Corporation for the direct costs of providing such services.

15. Subsequent Events

     On October 29, 2004, we sold a parcel of land in Des Plaines, IL near the Chicago O’Hare airport for approximately $3.7 million to Harp Des Plaines, LLC, an affiliate of a developer that plans to build a new 206-room La Quinta Inn & Suites on the land. We anticipate that this hotel will be a franchised property managed by us upon its opening in late fall of 2005. Additionally, a subsidiary of LQ Corporation agreed to provide a revolving line of credit, guaranteed by LQ Corporation (collectively, the “Credit Commitment”), to Harp Des Plaines, LLC for a maximum amount of $2.5 million to fund certain recurring debt service payments in the event of operating shortfalls after the construction of the hotel is completed. The Credit Commitment expires five years after the hotel opens.

     On November 5, 2004, we amended the 2003 Credit Facility to reduce the interest rates and certain letter of credit fees by 0.5% per annum and the commitment fees on the unused portion of the facility. The new maximum interest rate for LIBOR-based loans will be LIBOR + 2.5% and the new maximum commitment fee will be 0.5%. The second amendment also modifies certain provisions related to refinancing indebtedness to give us more flexibility with respect to repayment of existing indebtedness.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion together with the financial statements and related notes included elsewhere in this Joint Quarterly Report. The results discussed below are not necessarily indicative of the results to be expected in future periods. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors. You should read the discussion about forward-looking statements in this Joint Quarterly Report under the heading “Forward-Looking Statements.” That section will also direct you to our Joint Annual Report on Form 10-K filed with the SEC on March 15, 2004, our Joint Registration Statement on Form S-4 filed with the SEC on September 29, 2004, and other risks described from time to time in our annual, quarterly and current reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or other changes, including those described in our Joint Annual Report on Form 10-K and our Joint Registration Statement on Form S-4.

Overview

     We are a leading limited-service lodging company providing clean and comfortable rooms at affordable prices in convenient locations. We strive to design hotels that attract both business and leisure travelers seeking quality rooms that are generally comparable to those of mid-price, full service hotels, but at lower average room rates. We are one of the largest owner/operators of limited-service hotels in the United States. We earn revenue primarily by owning and operating hotels.

     In September 2004, LQ Corporation purchased substantially all the assets of the limited service lodging division of The Marcus Corporation (the “Acquisition”), for a total purchase price of approximately $419.2 million, including estimated transaction costs and net working capital adjustments. As of September 30, 2004, approximately $44.2 million of the total purchase price is being held in escrow pending completion of certain transfer requirements. The Acquisition included 90 Baymont Inns & Suites (including one management contract), seven Woodfield Suites and one Budgetel Inn, plus all of the trade rights associated with the Baymont, Woodfield Suites and Budgetel brands, and the Baymont franchise system of 87 hotels. These 185 hotels are located across 33 states, with approximately half the hotels in the Midwestern region of the United States. As of September 30, 2004, we owned and/or operated 371 hotels representing approximately 45,900 rooms in 35 states.

     In addition to owning and operating our hotel properties, we also earn revenue by licensing the use of our proprietary La Quinta and Baymont brand names in return for royalty and other fees through franchise agreements with franchisees. As of September 30, 2004, our franchisees operated 196 hotels, representing over 17,100 rooms in 32 states under our brands. In addition to our two consolidated joint ventures, we currently manage one hotel under a management agreement with a third party. We also earn interest income on approximately $26.2 million of healthcare related investments held at September 30, 2004.

     We believe we can continue to improve our business by focusing on: (1) improving the profitability of our existing company owned hotels; (2) furthering the expansion of our La Quinta and Baymont brands through franchising; (3) investing a portion of our available capital to acquire additional lodging properties and/or brands, developing new hotels, redeveloping existing locations and rebranding existing locations; and (4) continuing to monitor our portfolio of properties for potential sale candidates.

Key Indicators of Financial Condition and Operating Performance

     We use a variety of financial and other information in monitoring the financial condition and operating performance of our business. Some of this information is financial information that is prepared in accordance with generally accepted accounting principles (“GAAP”), while other information may be financial information not prepared in accordance with GAAP. Our management also uses other information that may not be financial in nature, including statistical information and comparative data. Our management uses this information to measure the performance of individual lodging properties, groups of lodging properties within a geographic region and/or our business as a whole. Historical information is periodically compared against our internal budgets as well as against industry-wide information. We use this information for planning and monitoring our business, as well as in determining employee compensation.

Operating Statistics

     Guest Satisfaction. Guest satisfaction scores are an important indicator of how our products and services are being received and viewed by our customers. We have focused our efforts over the past several years at increasing guest satisfaction scores as we believe guest satisfaction is a driver of repeat and referral business that leads to increased revenue. Guest satisfaction scores are monitored through a number of initiatives, including surveys conducted by an independent market research company. We believe that high levels of guest satisfaction are important to maintaining and growing our brands’ reputation and recognition.

     Average Daily Rate (“ADR”), Occupancy Percentage and Revenue per Available Room (“RevPAR”). Room revenue comprises approximately 94% of our revenues and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms. RevPAR, which is another important statistic for monitoring operating performance at the individual property level and across our business as a whole, is the result of the combined impact of ADR and occupancy. RevPAR performance by product is evaluated on an absolute basis with comparison to budgeted and prior period performance, as well as on a company wide and regional basis. Additionally, RevPAR performance is compared and tracked against industry data for our defined competitive set within each local market as aggregated by Smith Travel Research.

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

     Inn Operating Contribution (“IOC”). IOC is a non-GAAP measure of an individual hotel property’s level of profitability before fixed costs. IOC focuses on revenues and expenses that management considers to be controllable components of the hotel property level operations. As part of IOC, we track and manage our cost per rented room as a measure of the variable cost to sell a room night.

     Franchise Monitoring. We also monitor and track the number of franchise units opened and the overall growth in franchise revenues to measure the performance of our brands, as well as our franchise program, which we believe is important to increasing our presence in key geographic markets, as well as in entering additional geographic markets. In addition, our management uses ADR, occupancy percentage, RevPAR and guest satisfaction scores to monitor franchisee operating performance.

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization

     We use a variety of measures at the corporate level in order to monitor the performance of our business as a whole. Some of these measures are prepared in accordance with GAAP, while others, such as adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) are non-GAAP measures. We use Adjusted EBITDA as a supplemental measure of performance because we believe it gives us a more complete understanding of our financial condition and operating results. We use this metric to calculate various financial ratios and to measure our performance, and we believe some debt and equity investors also utilize this metric for similar purposes. Adjusted EBITDA includes adjustments for non-cash income or expenses such as depreciation, amortization and other non-cash items. Adjusted EBITDA is also adjusted for discontinued operations, income taxes, interest expense, net and minority interest (which includes the preferred stock dividends of LQ Properties), as well as certain cash income or expense that we believe otherwise distort the comparability of the measure. Adjusted EBITDA is intended to show unleveraged, pre-tax operating results. This is one of the measures we use to set management and executive incentive compensation. Adjusted EBITDA is not intended to represent any measure of performance in accordance with GAAP, and our calculation and use of this measure may differ from our competitors. This non-GAAP measure should not be used in isolation or as a substitute for a measure of performance or liquidity prepared in accordance with GAAP.

La Quinta Corporation — Consolidated Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2004 and 2003

     Net loss increased by $2.7 million or $0.01 per diluted paired share and decreased $42.1 million or $0.33 per diluted paired share, to a net loss of $12.1 million or $0.07 per diluted paired share and $31.2 million or $0.18 per diluted paired share, for the three and nine months ended September 30, 2004, compared to a net loss of $9.4 million or $0.06 per diluted paired share and $73.3 million or $0.51 per diluted paired share, for the three and nine months ended September 30, 2003, respectively.

     The increase in net loss for the three months ended September 30, 2004 was primarily due to:

•	increase in direct lodging operations expense of approximately $6.6 million;

•	increase in general and administrative expense of approximately $2.0 million; and

•	increase in loss on early extinguishment of debt of approximately $21.4 million.

     The increase in net loss was partially offset by:

•	increase in lodging revenue of approximately $17.2 million;

•	increase in income tax benefit of approximately $6.3 million; and

•	decrease in discontinued operations, net of approximately $4.8 million.

     The decrease in net loss for the nine months ended September 30, 2004 was primarily due to:

•	increase in lodging revenue of approximately $40.8 million;

•	decrease in depreciation and amortization of approximately $3.6 million;

•	decrease in impairments of property and equipment of approximately $54.4 million;

•	increase in other (income) expense of approximately $3.2 million; and

•	decrease in discontinued operations, net of approximately $4.9 million.

     These improvements were partially offset by:

•	increase in direct lodging operations and other lodging expenses of approximately $19.8 million;

•	increase in general and administrative expense of approximately $4.8 million;

•	increase in loss on early extinguishment of debt of approximately $15.2 million; and

•	decrease in income tax benefit of approximately $24.3 million.

     The following table summarizes statistical lodging data for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Number of Hotels in Operation
Comparable Hotels (1,3)	274	274	274	274
Company Owned Hotels (1)
La Quinta Inns	199	203	199	203
La Quinta Inn & Suites	75	74	75	74
Baymont Inns & Suites	89	—	89	—
Other	8	—	8	—
Franchised Hotels
La Quinta Inns	56	41	56	41
La Quinta Inn & Suites	53	41	53	41
Baymont Inns & Suites	87	—	87	—

Total	567	359	567	359
Occupancy Percentage
Comparable Hotels (2,3)	69.9%	69.2%	68.2%	62.4%
Company Owned Hotels (2)
La Quinta Inns	68.7%	69.1%	66.5%	61.8%
La Quinta Inn & Suites	72.9%	68.9%	72.7%	63.3%
Subtotal (La Quinta owned)	69.9%	69.0%	68.2%	62.2%
Baymont Inns & Suites (4)	65.2%	N/A	65.2%	N/A
Total (5)	69.5%	69.0%	68.1%	62.2%
ADR
Comparable Hotels (2,3)	$59.56	$57.68	$58.99	$59.86
Company Owned Hotels (2)
La Quinta Inns	$56.81	$55.23	$55.84	$56.68
La Quinta Inn & Suites	$66.19	$63.73	$66.22	$67.53
Subtotal (La Quinta owned)	$59.56	$57.55	$58.94	$59.67
Baymont Inns & Suites (4)	$53.73	N/A	$53.73	N/A
Total (5)	$59.28	$57.55	$58.85	$59.67
RevPAR
Comparable Hotels (2,3)	$41.63	$39.89	$40.26	$37.38
Company Owned Hotels (2)
La Quinta Inns	$39.03	$38.14	$37.11	$35.04
La Quinta Inn & Suites	$48.28	$43.91	$48.14	$42.71
Subtotal (La Quinta owned)	$41.63	$39.72	$40.20	$37.12
Baymont Inns & Suites (4)	$35.00	N/A	$35.00	N/A
Total (5)	$41.22	$39.72	$40.09	$37.12
Room Night Data
Total Hotels
Available Room-Nights (2,6)	3,582	3,331	10,138	9,971
Room-Nights Sold (2,6)	2,490	2,299	6,907	6,203
Comparable Hotels
Available Room-Nights (6,7)	3,295	3,297	9,815	9,790
Room-Nights Sold (6,7)	2,303	2,280	6,698	6,114

(1)	Excludes three hotels (366 rooms) reported in discontinued operations for the three and nine months ended September 30, 2003. All three hotels were sold in 2003.

(2)	Excludes franchised operating statistics and statistics for three hotels reported in discontinued operations for the three and nine months ended September 30, 2003.

(3)	Comparable hotels for the three and nine months ended September 30, 2004 and 2003 excludes two hotels classified as held for sale, representing 250 rooms in aggregate.

(4)	Represents operating statistics from September 3, 2004 through September 30, 2004. N/A means “not available.”

(5)	Includes results from September 3, 2004 through September 30, 2004 for seven Woodfield Suites and one Budgetel property.

(6)	Represents available room-night count and room-nights sold in thousands.

(7)	Represents hotels open both years for the entire comparable three and nine month periods ended September 30, 2004 and 2003.

     The following table sets forth certain information regarding company owned La Quinta branded hotels in our top ten markets ranked by the number of rooms owned in each of these markets to total rooms owned in such hotels as of September 30, 2004. The market RevPAR performance data reflects RevPAR performance during the three and nine months ended September 30, 2004 for the companies’ defined competitive set (which includes La Quinta’s branded hotel RevPAR data) within each local market, as aggregated by Smith Travel Research. During the three and nine months ended September 30, 2004, the market RevPAR performance for the top ten markets increased 8% and 7%, respectively. The companies’ RevPAR performance in these top ten markets increased 5% and 9% during the three and nine months ended September 30, 2004, respectively. The companies’ RevPAR in these top ten markets grew at a rate slightly less than the market during the three months ended September 30, 2004 with the exception of Orlando and Phoenix, where we outperformed the market. We believe that our RevPAR performance in our top ten markets improved slightly less than the market due to the companies’ strong RevPAR performance during the three months ended September 30, 2003, when the companies’ RevPAR in these top ten markets increased 7% versus the market RevPAR increase of 2%. During the nine months ended September 30, 2004, the companies’ RevPAR increased faster than the market in these top ten markets. We believe that our RevPAR performance improved faster than that of the local market competitors during the nine months ended September 30, 2004 primarily due to the impact of our revenue initiatives that have resulted in higher demand from leisure travelers, increased volume from various Internet travel sites including our website, www.LQ.com, increased national sales revenue, growth in membership of our customer loyalty programs, our advertising and promotion incentives and improving guest satisfaction.

					2004 Third Quarter RevPAR % Change	2004 Year-to- Date RevPAR % Change
	Owned Hotels		Owned Rooms
Market	No.	% of Total	No.	% of Total	Market	Market
Dallas/Ft. Worth	21	8%	2,857	8%	10%	8%
Houston	16	6%	2,053	6%	(3)%	2%
San Antonio	10	4%	1,516	4%	1%	3%
Denver	10	4%	1,314	4%	8%	6%
Austin	9	3%	1,185	3%	7%	0%
New Orleans	8	3%	1,177	3%	(6)%	(2)%
Phoenix	8	3%	1,009	3%	11%	14%
Miami/Ft. Lauderdale	7	2%	964	3%	24%	16%
Orlando	6	2%	918	3%	41%	30%
Atlanta	7	2%	900	2%	10%	6%

Top Ten Markets	102	37%	13,893	39%	8%	7%
Other Markets	172	63%	21,904	61%	7%	6%

All Markets	274	100%	35,797	100%	7%	7%

Revenues and Expenses

     Lodging revenues were $157.3 million and $431.9 million for the three and nine months ended September 30, 2004, respectively, and $140.1 million and $391.1 million for the three and nine months ended September 30, 2003, respectively. The increases in lodging revenues of $17.2 million, or 12.3% and $40.8 million, or 10.4%, during the three and nine months ended September 30, 2004, respectively, were primarily due to increases in room revenues. Lodging revenues for the hotels acquired on September 3, 2004 as part of the Acquisition (“Acquired Hotels”) were approximately $11.4 million. Lodging revenues include revenues from room rentals and other revenue, such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room use and laundry services. Room revenue, which accounted for approximately 93.9%, 94.1%, 94.4% and 94.6% of lodging revenues for each of the three and nine month periods ended September 30, 2004 and 2003, respectively, is dictated by demand, measured as occupancy percentage, pricing, measured as ADR, and the level of available room inventory. Operating statistics such as occupancy percentage, ADR and RevPAR, which is the product of ADR and occupancy percentage, are calculated by product based on all company owned hotels, including properties held for sale and excluding discontinued operations.

     Room revenues increased by $15.3 million, or 11.6%, to $147.6 million and increased $36.4 million, or 9.8%, to $406.5 million for the three and nine months ended September 30, 2004, respectively, compared to $132.3 million and $370.1 million for the three and nine months ended September 30, 2003, respectively, primarily due to an increase in occupancy, partially offset by a decrease in ADR. Room revenues for the Acquired Hotels were approximately $10.5 million.

     Company owned La Quinta branded hotels occupancy increased approximately 0.9 percentage points to 69.9% from 69.0% and increased 6.0 percentage points to 68.2% from 62.2% during the three and nine months ended September 30, 2004 and 2003, respectively. The change in total company occupancy attributed to the operations of the Acquired Hotels during the three and nine months ended September 30, 2004 decreased our total company occupancy by 0.4 and 0.1 percentage points, respectively. The increase in occupancy and RevPAR are primarily attributable to higher demand from leisure travelers, increased volume from various Internet travel sites including our website, www.LQ.com, increased national sales revenue, growth in membership of our customer loyalty programs, our advertising and promotion incentives and improving guest satisfaction. Occupancy during the three months ended September 30, 2004 also benefited from increased demand for rooms before, during and after the hurricanes that struck the Southeast. This increased demand during the first nine months of 2004 was partially offset by declines in the percentage of full rate customers and the introduction of lower net rates to the companies through third-party websites. During the three months ended September 30, 2004, this trend reversed with ADR increasing due to lower volumes through discount channels and stronger demand from business travelers. As a result, our ADR for company owned La Quinta branded hotels increased $2.01, or 3.5%, to $59.56 and decreased $0.73, or 1.2%, to $58.94 for the three and nine months ended September 30, 2004, respectively, compared to $57.55 and $59.67 for the three and nine months ended September 30, 2003, respectively. The change in ADR attributed to the operations of the Acquired Hotels during the three and nine months ended September 30, 2004 decreased our total company ADR by $0.28 and $0.09, respectively.

     RevPAR from company owned La Quinta branded hotels increased $1.91, or 4.8%, to $41.63 and increased $3.08, or 8.3%, to $40.20 for the three and nine months ended September 30, 2004, respectively, compared to $39.72 and $37.12 for the three and nine months ended September 30, 2003, respectively. The change in RevPAR attributed to the operations of the Acquired Hotels during the three and nine months ended September 30, 2004 decreased our total company RevPAR by $0.41 and $0.11, respectively. Overall, RevPAR increased as a result of the factors described in the preceding paragraph. We believe this positive RevPAR trend will continue during the remainder of 2004 but at a slower pace than the first nine months of 2004, and will be driven primarily by ADR increases as a result of higher demand from business travelers, increased margins from various Internet travel sites including our websites, www.LQ.com and www.baymontinns.com, increased national sales revenue, growth in membership of our customer loyalty programs, our advertising and promotion incentives, rate increases and improving guest satisfaction. However, approximately 50% of our business is booked within zero to seven days of the stay; therefore, forecasting such a trend is difficult and declines in business and leisure traveler demand could impact our results. We can give no assurance that the trends experienced in the first nine months of 2004 will continue for the remainder of the year.

     In addition, lodging revenues include franchise fees charged to franchisees for operating under the La Quinta and Baymont brands and for using our hotel designs, operating systems and procedures. Franchise fees increased by $2.0 million, or 69.0%, to $4.9 million and increased $5.0 million, or 75.8%, to $11.6 million for the three and nine months ended September 30, 2004, respectively, from $2.9 million and $6.6 million for the three and nine months ended September 30, 2003, respectively. Franchise revenues attributed to the franchises acquired on September 3, 2004 as part of the Acquisition were approximately $0.7 million. Franchise revenue is expected to increase in connection with the continued expansion of our franchise programs.

     Other revenues, which include revenues from mortgage financing and other notes receivable on healthcare real estate and other assets, decreased $1.0 million, or 76.9%, to $0.3 million and decreased $1.2 million, or 30.8%, to $2.7 million for the three and nine months ended September 30, 2004, respectively, compared to $1.3 million and $3.9 million for the three and nine months ended September 30, 2003, respectively. Other revenue is expected to decrease going forward due to repayments of $34.3 million on a subordinated note received in the three months ended September 30, 2004.

     Direct lodging operating expenses were $68.8 million, or $27.63 per occupied room, and $193.8 million, or $28.06 per occupied room, for the three and nine months ended September 30, 2004, respectively, and $62.2 million, or $27.05 per occupied room, and $176.0 million, or $28.37 per occupied room, for the three and nine months ended September 30, 2003, respectively. Direct lodging operating expenses for the Acquired Hotels were approximately $5.8 million. Direct lodging expenses include costs directly associated with the operation of our hotels such as direct labor, utilities, and hotel supplies.

     The increase in direct lodging operating expenses of $6.6 million, or 10.6%, and $17.8 million, or 10.1%, during the three and nine months ended September 30, 2004, respectively, is primarily due to increases in certain variable expenses associated with increases in occupancy such as:

•	salaries and related taxes and benefits, which increased $4.0 million, or 13.3%, and increased $9.5 million, or 10.8%, during the three and nine months ended September 30, 2004, respectively. Salary expenses for the Acquired Hotels were approximately $2.9 million; and

•	other variable expenses, which increased by approximately $2.6 million, or 8.2%, and increased $8.3 million, or 9.4%, during the three and nine months ended September 30, 2004, respectively, primarily as a result of increases in utilities, breakfast and coffee supplies, maintenance, supplies and credit card discounts, as well as increases in other variable expenses. Other variable expenses for the Acquired Hotels were approximately $2.9 million. Although our energy conservation programs continue to reduce consumption, utility rates have continued to increase as a result of continued energy price increases.

     Other lodging expenses increased by $1.6 million, or 8.5%, to $20.4 million and increased $2.0 million, or 3.6%, to $57.6 million for the three and nine months ended September 30, 2004, respectively, compared to $18.8 million and $55.6 million for the three and nine months ended September 30, 2003, respectively. Other lodging expenses include property taxes, insurance, franchise program costs, and corporate allocations charged to our owned hotel operations based on a percentage of room revenue. Other lodging expenses for the Acquired Hotels were approximately $1.3 million.

     The increase in other lodging expenses during the three and nine months ended September 30, 2004 was primarily comprised of:

•	net increases in corporate overhead allocations, such as marketing, reservations, and information technology support fees of approximately $0.6 million, or 9.2%, and approximately $1.6 million, or 8.8%, respectively, related to services provided to our owned hotels. Corporate overhead allocations for Acquired Hotels were approximately $0.3 million;

•	increases in property taxes, restaurant and insurance related expenses of approximately $2.5 million, or 31.7%, and approximately $2.2 million, or 8.2%, respectively. Property tax and insurance expense for the Acquired Hotels were approximately $0.7 million; and

•	offset by net decreases in our customer loyalty programs expense, franchise program costs and other expense of approximately $1.5 million, or 34.5%, and approximately $1.9 million, or 20.1%, respectively. This decrease was partially offset by expenses for the Acquired Hotels of approximately $0.2 million.

     General and administrative expenses increased by approximately $2.0 million, or 17.0%, to $13.8 million and increased $4.8 million, or 11.8%, to $45.6 million for the three and nine months ended September 30, 2004, respectively, compared to $11.8 million and $40.8 million for the three and nine months ended September 30, 2003, respectively. General and administrative expenses include, among other costs, information technology services, legal, finance and accounting, sales, marketing, reservations, human resources and operations.

     The increase in general and administrative expenses is primarily due to increases in corporate employee compensation, executive, finance, accounting and human resources expenses related to support of ongoing compliance matters, information systems projects and the franchise programs; and additional corporate expenses to support the Acquisition. These increases were partially offset during the three months ended September 30, 2004 by decreases in sales and marketing programs expense.

     We anticipate that general and administrative expenses will continue to increase in 2004 compared to prior periods due to our ongoing compliance matters, additional corporate overhead as a result of the Acquisition, and continuing expansion of our franchise programs.

     Interest, net decreased by $0.3 million, or 1.9%, to $15.9 million and decreased $0.8, or 1.7%, to $46.2 million during the three and nine months ended September 30, 2004, respectively, compared to $16.2 million and $47.0 million during the three and nine months ended September 30, 2003, respectively. Interest expense is presented net of interest income on cash and investments in securities of $1.9 million and $7.8 million for the three and nine months ended September 30, 2004, respectively, and $2.5 million and $6.0 million for the three and nine months ended September 30, 2003, respectively. The decrease in interest expense was primarily due to the $169.5 million of principal payments made on our debt from September 30, 2003 to September 30, 2004 and an increase in interest income of $1.8 million for the nine months ended September 30, 2004, partially offset by interest expense related to the August 2004 issuance of our $200 million 7% senior notes, the March 2003 issuance of our $325 million 8.875% senior notes and the redemption of our investment in securities. Interest income decreased $0.6 million for the three months ended September 30, 2004 due to the redemption of the investment in securities during August 2004.

     Depreciation and amortization expense increased by $0.7 million, or 2.2%, to $33.3 million and decreased $3.6 million, or 3.7%, to $92.8 million for the three and nine months ended September 30, 2004, respectively, compared to $32.6 million and $96.4 million for the three and nine months ended September 30, 2003, respectively. The increase for the three months ended September 30, 2004 was primarily due to an increase in loss on early retirements. During the three months ended September 30, 2004, we recorded approximately $1.7 million in estimated casualty losses (net of recoveries from insurance) to properties damaged as a result of hurricanes which devastated the State of Florida. The increase attributed to the Acquired Hotels during the period was approximately $1.5 million of depreciation expense. These increases were partially offset by decreases in depreciation and writeoffs of corporate assets. The decrease for the nine months ended September 30, 2004 was primarily due to a decrease in depreciation on carrying values of certain property primarily as a result of significant impairments of property and equipment during March 2003.

     Impairments of property and equipment decreased by $0.5 million, or 100.0%, and decreased $54.4 million, or 81.1%, to zero and $12.7 million for the three and nine months ended September 30, 2004, respectively, compared to $0.5 million and $67.1 million for the three and nine months ended September 30, 2003, respectively. There were no impairments for lodging properties held for use for the three months ended September 30, 2004 and 2003. We recorded impairments on lodging properties held for use of $12.2 million and $65.0 million during the nine months ended September 30, 2004 and 2003, respectively, where facts, circumstances, and analysis indicated that the assets were impaired. There were no impairments of lodging properties held for sale during the three months ended September 30, 2004; however, we recorded impairments on lodging properties held for sale of approximately $0.5 million during the three months ended September 30, 2003. Impairments of approximately $0.5 million and $2.1 million were recorded during the nine months ended September 30, 2004 and 2003, respectively.

     Loss on early extinguishment of debt increased $21.4 million, or 100%, and increased $15.2 million, or 245.2%, to $21.4 million for the three and nine months ended September 30, 2004, respectively, compared to zero and $6.2 million for the three and nine months ended September 30, 2003, respectively. The increase in loss on early extinguishment of debt is the result of LQ Properties exercising its option in August 2004 to repurchase the $150 million 7.114% Note included in notes payable at December 31, 2003, in lieu of having the 7.114% Note remarketed at an increased interest rate.

Discontinued Operations, Net

     For the three and nine months ended September 30, 2003, loss from discontinued operations of approximately $4.8 million and loss of $4.9 million, net of income tax benefit and expense, respectively, represents the results of TeleMatrix, Inc. and room and rental income, direct and other lodging expenses, property insurance, real estate taxes and depreciation expense related to the ownership and operation of three company owned hotels. During 2003, we sold the three hotels and TeleMatrix, Inc., a business component that provides telephone equipment and software for the lodging industry. As of September 30, 2004, no assets held for sale were subject to SFAS 144 classification as discontinued operations and there was no income or loss from discontinued operations.

Other (Income) Expense

     Other (income) expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In millions)
(Gain) loss on sale of assets and related costs	$(0.1)	$—	$0.1	$—
Gain on early repayment of note receivable	(2.1)	—	(2.1)	—
Other(1)	1.1	0.5	0.2	1.4

Total other (income) expense	$(1.1)	$0.5	$(1.8)	$1.4

(1)	During the three months ended September 30, 2004, we recognized total expenses of approximately $1.7 million related to the termination and ongoing settlement of the La Quinta retirement plan and non-recurring integration costs associated with the Acquisition and other expenses, partially offset by total income of approximately $0.6 million resulting from an adjustment of amounts previously accrued on the exit of the healthcare business and other income. During the three months ended September 30, 2003, we recognized total expenses of approximately $2.0 million related to the termination and ongoing settlement of the La Quinta retirement plan, an accrual of lease termination and other expenses, partially offset by total income of approximately $1.5 million related to a gain on settlement of a split dollar life insurance policy in the healthcare business and other income.

During the nine months ended September 30, 2004, we recognized total expenses of approximately $1.9 million related to the termination and ongoing settlement of the La Quinta retirement plan as well as non-recurring integration costs associated with the Acquisition and other expenses. This expense was partially offset by total income of approximately $1.7 million resulting from the settlement of litigation, return of collateral and an adjustment of amounts previously accrued related to the exit of the healthcare business as well as refunds of public company filing fees and other income. During the nine months ended September 30, 2003, we recognized total expenses of approximately $3.3 million related to the termination and ongoing settlement of the La Quinta retirement plan, an accrual of lease termination expenses, an adjustment of actuarial assumptions on deferred compensation agreements and other expenses, partially offset by total income of approximately $1.9 million related to a gain on settlement of a split dollar insurance policy in the healthcare business and other income.

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

Liquidity and Capital Resources

Overview

     As of September 30, 2004, we had approximately $230 million of liquidity, which was comprised of $100.1 million of cash and cash equivalents and $129.9 million of unused capacity under our $150 million 2003 Credit Facility, after giving effect to approximately $20.1 million of letters of credit issued under the 2003 Credit Facility. Of the $20.1 million of letters of credit, approximately $15.4 million supports insurance arrangements and $4.7 million guarantees the payment of principal and interest on industrial revenue bonds, which are the obligation of an unrelated third party. The $4.7 million letter of credit is a remaining obligation from a 1995 healthcare transaction.

     In November 2003, we refinanced our previous $125 million credit facility, which was scheduled to mature in January 2004, to provide for the $150 million 2003 Credit Facility maturing in April 2007. Borrowings under the 2003 Credit Facility currently bear interest at LIBOR plus 2.5%.

     We have $116 million of debt maturing during the period from October 1, 2004 through September 30, 2005. As of September 30, 2004, none of our debt obligations were floating rate obligations.

Cash Flows from Operating Activities

     The lodging industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality and the timing of working capital changes can be expected to cause quarterly fluctuations in revenue and operating cash flows. Our operating cash flows have improved during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to increases in revenue.

Cash Flows from Investing and Financing Activities

     As of September 30, 2004, our gross investment in property and equipment totaled approximately $2.5 billion, consisting of hotels in service and corporate assets. During the nine months ended September 30, 2004, we spent approximately $45.5 million on capital improvements and renovations to existing hotels, redevelopment and corporate expenditures.

     Under certain franchise agreements or joint venture agreements, we have committed to provide certain incentive payments, loans, reimbursements, rebates and other payments, to help defray the costs of construction, marketing and other costs associated with opening and operating a La Quinta hotel. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise or joint venture agreements. At September 30, 2004, we had approximately $9.0 million in outstanding commitments of financial assistance to various franchisees, of which approximately $6.2 million had been funded and approximately $2.4 million had been repaid by franchisees or amortized. The unamortized balance of amounts funded or payable on incentive payments of approximately $4.5 million is included in Other Non-current Assets. A liability for franchise related rebates of approximately $0.6 million is included in accrued expenses and other current liabilities. These agreements generally require that, in the event the franchise relationship is terminated, the franchisee either repay the outstanding loan balance or unamortized portion of the incentive payment, or transfer to us any equipment, computer or other property purchased by the franchisee with the incentive payment.

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

     In November 2003, we refinanced our previous $125 million credit facility to provide for the $150 million 2003 Credit Facility, which matures in April 2007, is secured by a pledge of stock of our subsidiaries and intercompany debt evidenced by promissory notes and contains a subjective acceleration clause contingent upon a material adverse effect. LQ Properties is the borrower under the facility and LQ Corporation is the guarantor. Borrowings under the 2003 Credit Facility currently bear interest at LIBOR plus 2.5%. During the nine months ended September 30, 2004, there were no borrowings under the 2003 Credit Facility other than the letters of credit.

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

     During 2003, we issued $325 million of 8.875% senior notes due March 15, 2011. In August 2004, we issued $200 million of 7% senior notes due August 15, 2012. These notes were issued by LQ Properties and guaranteed by LQ Corporation. The notes were offered only to qualified institutional buyers in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. Pursuant to registration rights agreements with the initial purchasers of the senior notes, we registered with the SEC, and offered to exchange, new notes issued by LQ Properties and guaranteed by LQ Corporation, which we refer to as the “exchange notes,” for the original notes. We closed the exchange offer for the 8.875% senior notes in December 2003. The exchange offer for the 7% senior notes is expected to close in December 2004. The exchange notes are in the same aggregate principal amount as, and have terms substantially identical to, the original notes, with the exception that the exchange notes are freely tradable by the holders, while the original notes were subject to resale restrictions. The exchange offer for the 8.875% senior notes did not, and the exchange offer for the 7% senior notes will not, generate any cash proceeds to us. These notes are subject to, among other types of covenants, certain restrictive financial incurrence covenants, including limitations on the incurrence of indebtedness (pro forma fixed charge coverage ratios must exceed 2.0 times, excluding certain adjustments, in order to incur additional debt) and restricted payments (generally limited to 95% of funds from operations as defined in the indentures pursuant to which the notes were issued). In addition to the financial covenants, the indentures also include, among other limitations, limitations on asset sales, issuances of certain capital stock, sale and leaseback transactions and affiliate transactions.

     Also during the nine months ended September 30, 2004, we repaid approximately $19.5 million in principal on notes payable scheduled to mature on March 15, 2004 and repurchased and retired the 7.114% Note. See Note 1 - Investments in Securities and Note 8 — Indebtedness — Notes Payable in our Condensed Notes to Consolidated Financial Statements in this Joint Quarterly Report on Form 10-Q.

     The following is a summary of our future debt maturities as of September 30, 2004:

Year	Total
(In millions)
2004	$—
2005	116
2006	20
2007	210
2008	50
2009 and thereafter	530

Total debt	$926

     We had shareholders’ equity of approximately $1.4 billion and our net debt (total indebtedness less cash and cash equivalents) constituted approximately 34% of our total capitalization (total shareholders’ equity plus minority interest plus total indebtedness less cash and cash equivalents) as of September 30, 2004. LQ Properties had shareholders’ equity of approximately $1.5 billion as of September 30, 2004.

     During the nine months ended September 30, 2004, LQ Properties paid total dividends of $13.5 million on its 9.0% Series A Cumulative Redeemable Preferred Stock.

     On September 3, 2004, LQ Properties paid a dividend of $190 million to LQ Corporation, the sole holder of its Class A common stock.

     Our Board of Directors previously approved a $20 million share repurchase program to allow us to repurchase common and/or preferred stock in the open market or in privately negotiated transactions. As of September 30, 2004, we had repurchased approximately $9.1 million (or 1.9 million shares) of our equity securities under the program.

     In September 2004, LQ Corporation completed the Acquisition, for a total purchase price of approximately $419.2 million, including estimated transaction costs and net working capital adjustments. As of September 30, 2004, approximately $44.2 million of the total purchase price is being held in escrow pending completion of certain transfer requirements. The Acquisition included 90 Baymont Inns & Suites (including one management contract), seven Woodfield Suites and one Budgetel Inn, plus all of the trade rights associated with the Baymont, Woodfield Suites and Budgetel brands, and the Baymont franchise system of 87 hotels. These 185 hotels are located across 33 states, with approximately half the hotels in the Midwestern region of the United States.

     We financed the Acquisition with cash on hand and net proceeds from the issuance of our 7% senior notes due August 15, 2012. In connection with financing the Acquisition, on July 14, 2004, we entered into an amendment to the 2003 Credit Facility that:

•	permitted the Acquisition;

•	increased the permitted incremental term loan facility allowed under the 2003 Credit Facility from $150 million to $200 million;

•	permitted the issuance of up to $200 million of additional senior unsecured notes;

•	increased permitted capital expenditures; and

•	modified and waived certain other provisions of the 2003 Credit Facility.

     We believe that our current sources of capital, including cash on hand, operating cash flows, and expected proceeds from the sale of certain assets are adequate to finance our current operations, including 2004 capital expenditures which we currently expect to be approximately $80 million.

Effects of Certain Events on Lodging Demand

     The combination of terrorist attacks and the impact of the war with Iraq and its aftermath and the downturn in the national economy, along with our concentration of hotels in certain markets, resulted in substantial declines in demand for lodging for both business and leisure travelers across all lodging segments and increased price competition during 2002 and most of 2003. Although we continually and actively manage the operating costs of our hotels in order to respond to changes in demand at our lodging properties, we must also continue to provide the level of service that our guests expect. Although operating results and cash flow from operating activities have improved during 2004, our operating results and cash flow from operating activities could be impacted should such events occur again.

     RevPAR results for company owned hotels for the nine months ended September 30, 2004 were favorable. We believe this trend will continue during the remainder of 2004 but at a slower pace than in the first nine months of 2004, and will be driven primarily by ADR increases as a result of higher demand from business travelers, increased margins from various Internet travel sites including our websites, www.LQ.com and www.baymontinns.com, increased national sales revenue, growth in membership of our customer loyalty programs, our advertising and promotion incentives, rate increases and improving guest satisfaction. However, approximately 50% of our business is booked within zero to seven days of the stay, therefore, forecasting such a trend is difficult and declines in business and leisure traveler demand could impact our results. We can give no assurance that the trends experienced in the first nine months will continue for the remainder of the year.

Contractual Obligations

     The Acquisition in September 2004 increased our contractual obligations and commercial commitments that are expected to have an effect on liquidity and cash flow in future periods. The effect of the Acquisition was an increase in our contractual obligations of approximately $210.6 million, consisting of $200 million in 7% senior notes, approximately $7.8 million in operating leases, and approximately $2.8 million in obligations for goods and services. Goods and services obligations include certain material non-cancelable obligations arising in the normal course of business operations such as contracts related to purchasing (including energy), marketing and information technology services.

LQ Properties — Consolidated Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2004 and 2003

     Net loss available to common shareholders increased by $19.4 million, or 625.8%, to a net loss of $22.5 million and decreased $42.1 million, or 51.0%, to a net loss of $40.4 million for the three and nine months ended September 30, 2004, respectively, compared to a net loss available to common shareholders of $3.1 million and $82.5 million, for the three and nine months ended September 30, 2003, respectively.

     The increase in net loss for the three months ended September 30, 2004 was primarily due to:

•	decrease in rent and royalty revenues of approximately $2.6 million;

•	increase in depreciation and amortization of approximately $3.4 million; and

•	increase in early extinguishment of debt of approximately $21.4 million.

     The increase in net loss was partially offset by:

•	increase in other income of approximately $1.0 million; and

•	decrease in discontinued operations, net of approximately $7.3 million.

     The decrease in net loss for the nine months ended September 30, 2004 was primarily due to:

•	decrease in general and administrative expenses of approximately $2.4 million;

•	decrease in impairments of property and equipment of approximately $54.4 million; and

•	decrease in discontinued operations, net of approximately $7.4 million.

     These improvements were partially offset by:

•	decrease in rent and royalty revenues of approximately of $7.4 million; and

•	increase in early extinguishment of debt of approximately $15.2 million.

Revenue and Expenses

     Lodging revenues primarily include rent revenues from restaurants leased to third parties. Lodging revenues increased by $0.7 million, or 70.0%, to $1.7 million and increased by $0.6 million, or 14.6%, to $4.7 million during the three and nine months ended September 30, 2004 compared to $1.0 million and $4.1 million for the three and nine months ended September 30, 2003, respectively, primarily due to an increase in other revenue.

     Rent from La Quinta Corporation decreased by $1.3 million, or 2.5%, to $51.7 million and decreased $3.9 million, or 2.6%, to $144.8 million for the three and nine months ended September 30, 2004, respectively, compared to $53.0 million and $148.7 million for the three and nine months ended September 30, 2003, respectively, due to new lease agreements for our owned La Quinta branded hotels that became effective as of January 1, 2004. These agreements have substantially the same terms as the previous lease agreements for such hotels, other than a decrease in the percentage rent payment from 40% to 36% of room and other revenues, and differing initial terms of four, five, or six years. Lease agreements for the Baymont Inns & Suites hotels owned by LQ Properties, having substantially the same terms as the lease agreements for our owned La Quinta branded hotels, except that the percentage rent payment is 29%, became effective September 3, 2004. Rent from LQ Corporation under these lease agreements related to the Acquired Hotels was approximately $2.4 million.

     Royalty from La Quinta Corporation decreased by $1.3 million, or 38.2%, to $2.1 million and decreased $3.5 million, or 36.8%, to $6.0 million for the three and nine months ended September 30, 2004, respectively, compared to $3.4 million and $9.5 million for the three and nine months ended September 30, 2003, respectively, due to an amended royalty agreement, effective January 1, 2004, that reduced the rate from 2.5% to 1.5% of gross revenue, as defined in the royalty agreement. This decrease was partially offset by an increase in lodging revenues experienced by LQ Corporation during the three and nine months ended September 30, 2004.

     Other revenue decreased by $1.0 million, or 76.9%, to $0.3 million and decreased by $1.2 million, or 30.8%, to $2.7 million for the three and nine months ended September 30, 2004, respectively, compared to $1.3 million and $3.9 million for the three and nine months ended September 30, 2003, respectively, primarily due to a prepayment of a subordinated note receivable previously issued in connection with the sale of certain healthcare assets. Interest income on the subordinated note was approximately $0.1 million and $1.0 million for the three months ended September 30, 2004 and 2003, respectively, and $2.2 million and $3.1 million for the nine months ended September 30, 2004 and 2003, respectively.

     Other lodging expenses increased by $2.0 million, or 35.1%, to $7.7 million and increased $1.5 million, or 7.3%, to $22.2 million for the three and nine months ended September 30, 2004, respectively, compared to $5.7 million and $20.7 million for the three and nine months ended September 30, 2003, respectively, primarily due to increases in property taxes and insurance. Property tax and insurance expense attributed to the operations of the Acquired Hotels was approximately $0.5 million.

     General and administrative expenses decreased by $0.7 million, or 70.0%, to $0.3 million and decreased $2.4 million, or 72.7%, to $0.9 million for the three and nine months ended September 30, 2004, respectively, compared to $1.0 million and $3.3 million for the three and nine months ended September 30, 2003, respectively. The decreases were primarily attributable to decreases in certain corporate allocated expenses.

     Interest, net decreased by $0.3 million, or 1.9%, to $15.8 million and decreased $0.8 million, or 1.7%, to $45.6 million during the three and nine months ended September 30, 2004, respectively, compared to $16.1 million and $46.4 million during the three and nine months ended September 30, 2003, respectively. Interest expense is presented net of interest income on cash and investments in securities of $1.7 million and $7.1 million during the three and nine months ended September 30, 2004, respectively, and $2.5 million and $6.0 million during the three and nine months ended September 30, 2003, respectively. The decreases in interest expense were primarily due to the $169.5 million of principal payments made on our debt from September 30, 2003 to September 30, 2004 and an increase in interest income of $1.2 million for the nine months ended September 30, 2004. Interest income decreased $0.8 million for the three months ended September 30, 2004 due to the redemption of the investment in securities during August 2004. The decreases in interest expense during the three and nine months ended September 30, 2004 due to principal payments were partially offset by higher interest expense related to the August 2004 issuance of our $200 million 7% senior notes and the March 2003 issuance of our $325 million 8.875% senior notes.

     Depreciation and amortization expense increased by $3.4 million, or 12.9%, to $29.8 million and increased $1.8 million, or 2.2%, to $83.1 million during the three and nine months ended September 30, 2004, respectively, compared to $26.4 million and $81.3 million during the three and nine months ended September 30, 2003, respectively. The increase during the three and nine months ended September 30, 2004 was primarily due to an increase in losses on asset retirements and depreciation expense. The increase attributed to the Acquired Hotels during the period was approximately $1.2 million of depreciation expense. During the three months ended September 30, 2004, we recorded approximately $1.7 million in estimated casualty losses (net of recoveries from insurance) to properties damaged as a result of hurricanes which devastated the State of Florida.

     Impairments of property and equipment decreased by $0.5 million, or 100.0%, and decreased $54.4 million, or 81.1%, to zero and $12.7 million for the three and nine months ended September 30, 2004, respectively, compared to $0.5 million and $67.1 million for the three and nine months ended September 30, 2003, respectively. There were no impairments for lodging properties held for use for the three months ended September 30, 2004 and 2003, respectively. We recorded impairments on lodging properties held for use of $12.2 million and $65.0 million during the nine months ended September 30, 2004 and 2003, respectively, where facts, circumstances, and analysis indicated that the assets were impaired. There were no impairments of lodging properties held for sale during the three months ended September 30, 2004; however, we recorded impairments on lodging properties held for sale of approximately $0.5 million during the three months ended September 30, 2003. Impairments of approximately $0.5 million and $2.1 million were recorded during the nine months ended September 30, 2004 and 2003, respectively.

     Loss on early extinguishment of debt increased $21.4 million, or 100%, and increased $15.2 million, or 245.2%, to $21.4 million for the three and nine months ended September 30, 2004, respectively, compared to zero and $6.2 million for the three and nine months ended September 30, 2003, respectively. The increase in loss on early extinguishment of debt is the result of LQ Properties exercising its option in August 2004 to repurchase the $150 million 7.114% Note included in notes payable at December 31, 2003, in lieu of having the 7.114% Note remarketed at an increased interest rate.

Discontinued Operations, Net

     For the three and nine months ended September 30, 2003, loss from discontinued operations of approximately $7.3 million and loss of $7.4 million, net of income tax benefit, respectively, represents the results of TeleMatrix, Inc. and rental income and property insurance, real estate taxes and depreciation expense related to the ownership of three company owned hotels. During 2003, we sold the three hotels and TeleMatrix, Inc., a business component that provides telephone equipment and software for the lodging industry. As of September 30, 2004, no assets held for sale were subject to SFAS 144 classification as discontinued operations and there was no income or loss from discontinued operations.

Other Income

     Other income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In millions)
(Gain) loss on sale of assets and related costs	$(0.1)	$—	$0.1	$—
Gain on early repayment of note receivable	(2.1)	—	(2.1)	—
Other(1)	(0.6)	(1.8)	(1.8)	(1.9)

Total other income	$(2.8)	$(1.8)	$(3.8)	$(1.9)

(1)	During the three months ended September 30, 2004, we recognized total income of approximately $0.6 million resulting from adjustments of amounts previously accrued related to the exit of the healthcare business and other income. During the three months ended September 30, 2003, other income consisted of approximately $1.8 million primarily related to a gain on settlement of a split dollar life insurance policy in the healthcare business.

During the nine months ended September 30, 2004, we recognized total income of approximately $1.8 million resulting from settlement of litigation, return of collateral and adjustments of amounts previously accrued related to the exit of the healthcare business and other income. During the nine months ended September 30, 2003, we recognized total income consisting of approximately $2.1 million gain related to a gain on settlement of a split dollar life insurance policy in the healthcare business and other income primarily related to an adjustment of amounts previously accrued on the exit of the healthcare business partially offset by total expenses of approximately $0.2 million primarily related to an adjustment of actuarial assumptions on deferred compensation agreements.

Recent Accounting Standards

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of further discussion by the FASB on October 8, 2003, the FASB clarified that minority interests in consolidated partnerships with specified finite lives should be reclassified as liabilities and presented at fair market value unless the interests are convertible into the equity of the parent. Fair market value adjustments occurring subsequent to July 1, 2003 would be recorded as a component of interest expense. At their October 29, 2003 meeting, the FASB agreed to indefinitely defer the implementation of a portion of SFAS 150 regarding the accounting treatment for minority interests in finite life partnerships. Therefore, until a final resolution is reached, we will not implement this aspect of the standard. If we were to adopt this aspect of the standard under its current provisions, we would reclassify approximately $5.7 million of minority interest to a liability and recognize a gain of approximately $0.1 million as a cumulative effect of change in accounting principle, net of taxes.

     In January 2003 and as amended in December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (as amended “FIN 46” or “FIN 46R,” respectively), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Variable interest entities (“VIEs”) are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. Under FIN 46, the primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. In applying FIN 46, management has utilized available information and reasonable assumptions and estimates in evaluating whether an entity is a VIE and which party is the primary beneficiary. These assumptions and estimates are subjective and the use of different assumptions could result in different conclusions. FIN 46 also requires new disclosures about VIEs.

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

Off-Balance Sheet Arrangements

     As of September 30, 2004, we had no material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of September 30, 2004, we had no variable rate debt for the reported period.

     During the nine months ended September 30, 2004, we repaid approximately $169.5 million in principal on notes payable scheduled to mature or redeemable at the option of the holder on March 3, 2004 and August 15, 2004. On August 19, 2004, LQ Properties issued $200 million of senior notes bearing a coupon rate of 7% and having a maturity of August 15, 2012 and guaranteed by LQ Corporation.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

     As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods and in the manner specified in the SEC’s rules and forms.

     In addition to our responsibilities with respect to an evaluation of our disclosure controls and procedures, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, are in the process of performing the assessments required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the SEC (collectively, the “Section 404 requirements”). We will be required to include a report on management’s assessment of the effectiveness of our internal controls over financial reporting in our Joint Annual Report on Form 10-K for the year ending December 31, 2004. Our independent auditor will also be required to attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. While we have been and continue to devote significant resources to prepare for the Section 404 requirements, much work remains to be completed and we cannot assure you that our management will be able to complete all aspects of its assessment by the December 31, 2004 deadline or that our independent auditor will be able to complete all aspects of the testing necessary to attest to management’s assessment. Further, since testing of key controls is still in process we cannot assure you that, once completed, management’s assessment and the auditor’s attestation will not report any material weaknesses in our internal controls over financial reporting.

     In connection with our response to the rules pertaining to the evaluation of our disclosure controls and procedures, as well as our response to the Section 404 requirements pertaining to the assessment of our internal controls over financial reporting, we are reviewing, documenting and testing our disclosure controls and procedures and our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. For example, we retained a third party internal audit services provider to assist us in evaluating, documenting and testing our key controls over financial reporting in preparation for management’s assessment under the Section 404 requirements. These efforts have led to various changes in our internal controls over financial reporting, including enhanced documentation of certain of these internal controls. We have also been working to implement a new enterprise wide financial and accounting software system, which we expect to be operational in the first quarter of 2005. In addition, we have been working to integrate the operations and systems of the limited service lodging division of The Marcus Corporation (the Baymont, Woodfield Suites and Budgetel hotel properties) which we acquired on September 3, 2004. All of these efforts are ongoing and involve a substantial commitment of management and other employee time, as well as substantial financial resources. These various commitments, which we believe are in the best interests of La Quinta, impact the resources available to timely complete management’s assessment of our internal controls over financial reporting, as well as our independent auditor’s ability to complete the work necessary to attest to management’s assessment.

     (b) Changes in internal controls.

     There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, although our internal controls changed in connection with our acquisition of substantially all of the assets of the limited service lodging division of The Marcus Corporation during the third quarter, which was a material business combination. The limited service lodging division of The Marcus Corporation includes the Baymont, Woodfield Suites and Budgetel hotel properties. Our results for the quarter ended September 30, 2004 include 27 days of operating results for this acquisition. In connection with this acquisition, we immediately changed portions of the division’s controls, processes and systems to our controls, processes and systems.

We did not assume ownership of The Marcus Corporation’s centralized accounting systems and related control procedures, prior period financial statements or entity level controls, although we did assume various contracts with third party providers for services such as the property management and reservation systems. These third party systems, were integrated into our existing financial reporting process and we instituted various controls related to the acquisition. We intend to replace the third party property management and reservation systems with our own systems and related control procedures by the end of the first quarter of 2005.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Incorporated by reference to the description of legal proceedings is Note 9, “Commitments and Contingencies,” in the condensed notes to the consolidated financial statements set forth in Part I, Item I, “Financial Statements.”

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
	Total Number of		Shares (or Units)	Approximate Dollar Value) of
	Shares (or	Average Price	Purchased as Part of	Shares (or Units) that May
	Units)	Paid per Share	Publicly Announced	Yet Be Purchased Under the
Period	Purchased(1)	(or Unit)(2)	Plans or Programs	Plans or Programs(3)
July 1-31, 2004	10,000	$0.02	—	$10.9 million
August 1-31, 2004	1,741	7.51	—	10.9 million
September 1-30, 2004	—	N/A	—	10.9 million

Total	11,741	$1.13	—	$10.9 million

(1)	Of the 11,741 shares, 10,000 relate to the repurchase of unvested restricted shares of a resigning employee. The remaining 1,741 shares were purchased from our non-executive employees in connection with the vesting of restricted paired shares granted under our stock option plan and were made in connection with satisfying tax withholding obligations of those non-executive employees. These shares were not purchased as part of our publicly announced share repurchase program.

(2)	The price paid for the resigning employee’s shares was the par value of the paired shares. The price paid for other paired shares was the closing price of the paired shares on the vesting date.

(3)	Our Board of Directors previously approved a $20 million share repurchase program to allow us to repurchase common and/or preferred stock in the open market or in privately negotiated transactions. We did not repurchase any equity securities under the program during the nine months ended September 30, 2004. As of September 30, 2004, we had repurchased approximately $9.1 million (or 1.9 million shares) and could repurchase up to approximately $10.9 million of our equity securities under our share repurchase program.

Item 6. Exhibits

Exhibit No.	Description
4.1	Exchange and Registration Rights Agreement dated as of August 19, 2004 by and among La Quinta Properties, Inc., La Quinta Corporation (collectively, “the companies”) and Lehman Brothers Inc. on behalf of the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.1 to the Joint Registration Statement on Form S-4 of the companies, Nos. 333-119360 and 333-119360-1, filed on September 29, 2004 (the “S-4 Registration Statement”)).

4.2	Indenture dated as of August 19, 2004 by and among La Quinta Properties, Inc., La Quinta Corporation and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the S-4 Registration Statement).

4.3	Form of La Quinta Properties, Inc. 7% Note due 2012 (contained in the Indenture listed as Exhibit 4.2 above).

Exhibit No.	Description
10.1	Asset Purchase Agreement dated July 14, 2004 by and between La Quinta Corporation and certain subsidiaries of The Marcus Corporation (the “Asset Purchase Agreement”) (incorporated by reference to Exhibit 10.1 to the Joint Quarterly Report on Form 10-Q of the companies for the quarter ended June 30, 2004, filed on August 4, 2004, Nos. 001-08131 and 001-08132).

10.2	First Amendment to Amended and Restated Credit Agreement, dated as of July 14, 2004, by and among La Quinta Properties, Inc., La Quinta Corporation, the financial institutions listed on the signature pages thereof, Canadian Imperial Bank of Commerce and the other loan parties listed on the signature pages thereof (incorporated by reference to Exhibit 10.1 to the S-4 Registration Statement).

10.3	Escrow Agreement, dated as of August 19, 2004, by and among La Quinta Properties, Inc., Lehman Brothers Inc., individually and as representative of the Initial Purchasers, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 10.2 to the S-4 Registration Statement).

10.4	First Amendment dated as of September 3, 2004 to the Asset Purchase Agreement by and between La Quinta Corporation and certain subsidiaries of The Marcus Corporation (incorporated by reference to Exhibit 10.2 to the Joint Current Report on Form 8-K of the companies, filed on September 9, 2004, Nos. 001-08131 and 001-08132).

31.1	Certification of the Chairman, President and Chief Executive Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this Joint Quarterly Report to be signed on their behalf by the undersigned, thereunto duly authorized.

La Quinta Corporation

	By:	/s/ David L. Rea
David L. Rea
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 9, 2004

La Quinta Properties, Inc.

	By:	/s/ David L. Rea

David L. Rea
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 9, 2004

EXHIBIT INDEX

Exhibit No.	Description
4.1	Exchange and Registration Rights Agreement dated as of August 19, 2004 by and among La Quinta Properties, Inc., La Quinta Corporation (collectively, “the companies”) and Lehman Brothers Inc. on behalf of the Initial Purchasers (as defined therein) (incorporated by reference to Exhibit 4.1 to the Joint Registration Statement on Form S-4 of the companies, Nos. 333-119360 and 333-119360-1, filed on September 29, 2004 (the “S-4 Registration Statement”)).

4.2	Indenture dated as of August 19, 2004 by and among La Quinta Properties, Inc., La Quinta Corporation and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the S-4 Registration Statement).

4.3	Form of La Quinta Properties, Inc. 7% Note due 2012 (contained in the Indenture listed as Exhibit 4.2 above).

10.1	Asset Purchase Agreement dated July 14, 2004 by and between La Quinta Corporation and certain subsidiaries of The Marcus Corporation (the “Asset Purchase Agreement”) (incorporated by reference to Exhibit 10.1 to the Joint Quarterly Report on Form 10-Q of the companies for the quarter ended June 30, 2004, filed on August 4, 2004, Nos. 001-08131 and 001-08132).

10.2	First Amendment to Amended and Restated Credit Agreement, dated as of July 14, 2004, by and among La Quinta Properties, Inc., La Quinta Corporation, the financial institutions listed on the signature pages thereof, Canadian Imperial Bank of Commerce and the other loan parties listed on the signature pages thereof (incorporated by reference to Exhibit 10.1 to the S-4 Registration Statement).

10.3	Escrow Agreement, dated as of August 19, 2004, by and among La Quinta Properties, Inc., Lehman Brothers Inc., individually and as representative of the Initial Purchasers, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 10.2 to the S-4 Registration Statement).

10.4	First Amendment dated as of September 3, 2004 to the Asset Purchase Agreement by and between La Quinta Corporation and certain subsidiaries of The Marcus Corporation (incorporated by reference to Exhibit 10.2 to the Joint Current Report on Form 8-K of the companies, filed on September 9, 2004, Nos. 001-08131 and 001-08132).

31.1	Certification of the Chairman, President and Chief Executive Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.