Form 10-K
period 2004-12-31
LA QUINTA CORP; LA QUINTA PROPERTIES INC
filed 2005-03-15
CIK 313749, 314661

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-9110	Commission file number 0-9109
LA QUINTA CORPORATION	LA QUINTA PROPERTIES, INC.
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)
Delaware	Delaware
(State or Other Jurisdiction of	(State or Other Jurisdiction of
Incorporation or Organization)	Incorporation or Organization)
95-3419438	95-3520818
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)
909 Hidden Ridge, Suite 600	909 Hidden Ridge, Suite 600
Irving, TX 75038	Irving, TX 75038
(Address of Principal Executive Offices, Including Zip Code)	(Address of Principal Executive Offices, Including Zip Code)

(214) 492-6600	(214) 492-6600
(Registrant’s Telephone Number, Including Area Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class and Name of Each Exchange	Title of Each Class and Name of Each Exchange
on Which Registered	on Which Registered
Common Stock, par value $0.01 per share New York Stock Exchange	Class B Common Stock, par value $0.01 per share New York Stock Exchange
9% Series A Cumulative Redeemable Preferred Stock represented by depositary shares representing 1/10 of a share of Series A Preferred Stock New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None	None

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2)Yes ☑ No ☐

     As of June 30, 2004, the last business day of the registrants most recently completed second fiscal quarter, the aggregate market value of the registrants’ voting and non-voting common equity held by non-affiliates was approximately $1.5 billion based upon the closing price of $8.40 on the New York Stock Exchange composite tape on that date.

     As of February 28, 2005, La Quinta Corporation had 181.3 million shares of common stock outstanding (excluding 9.4 million shares held by La Quinta Properties, Inc.) and La Quinta Properties, Inc. had 100,000 shares of class A common stock and 181.3 million shares of class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of La Quinta Corporation’s definitive proxy statement for the 2005 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K, are incorporated by reference in Part III of this Form 10-K.

		Page
About This Joint Annual Report		ii
Forward-Looking Statements		ii
	PART I
Items 1. and 2. Description of Our Business and Our Properties		1
	Certain Factors You Should Consider About Our Companies, Our Businesses and Our Securities	20
Item 3.	Legal Proceedings	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 4A.	Our Executive Officers	35
	PART II
Item 5.	Market for Our Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	38
Item 6.	Selected Financial and Other Data	40
	La Quinta Corporation	40
	La Quinta Properties, Inc.	41
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
	La Quinta Corporation — Consolidated Results of Operations	45
	La Quinta Properties, Inc. — Consolidated Results of Operations	56
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	73
Item 8.	Financial Statements and Supplementary Data	74
	La Quinta Corporation	74
	La Quinta Properties, Inc.	79
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	134
Item 9A.	Controls and Procedures	134
Item 9B.	Other Information	135
	PART III
Item 10.	Directors and Executive Officers of the Registrants	135
Item 11.	Executive Compensation	135
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	135
Item 13.	Certain Relationships and Related Transactions	135
Item 14.	Principal Accountant Fees and Services	135
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	136
Certificate of Elimination
Form of Indemnity Agreement
Rabbi Trust Agreement
Form of Director Restricted Stock Unit Award Agreement
Form of Director Restricted Stock Award
Subsidiaries
Consent of Ernst & Young LLP
Consent of PricewaterhouseCoopers LLP
Certification of the Chairman and CEO Pursant to Section 302
Certification of the President and Chief Operating Officer Pursuant to Section 302
Written Statement Pursuant to Section 906

i

About This Joint Annual Report

     This joint annual report on Form 10-K, which we sometimes refer to as this Joint Annual Report, is filed by La Quinta Corporation, a Delaware corporation (“LQ Corporation”), and its controlled subsidiary, La Quinta Properties, Inc., a Delaware corporation (“LQ Properties”), that has elected to be treated as a real estate investment trust, or REIT, for federal income tax purposes. Both LQ Corporation and LQ Properties have securities that are publicly traded and listed on the New York Stock Exchange, or NYSE. Accordingly, this Joint Annual Report includes information, including financial statements, about LQ Corporation on a consolidated basis with its controlled subsidiary, LQ Properties, as well as financial statements for LQ Properties on a consolidated basis.

     In this Joint Annual Report, unless the context otherwise requires, the term LQ Corporation includes those entities owned or controlled by LQ Corporation (including its controlled subsidiaries LQ Properties and La Quinta Inns, Inc.); the term LQ Properties includes those entities owned or controlled by LQ Properties; and the terms “we,” “us,” “our,” “companies,” “La Quinta” or “the La Quinta Companies” refers to LQ Corporation, LQ Properties and their respective subsidiaries, collectively. The terms “paired shares” and “paired common shares” mean the shares of common stock, par value $0.01 per share, of LQ Corporation that are attached to and trade as a single unit with the shares of class B common stock, par value $0.01 per share, of LQ Properties. On January 2, 2002, LQ Corporation and LQ Properties completed a legal and tax reorganization (the “Reorganization”), which is described in this Joint Annual Report. Prior to the Reorganization, the common stock of LQ Corporation was paired and traded as a unit with the common stock of LQ Properties. Unless otherwise indicated in this Joint Annual Report, all information with respect to paired shares, or paired common shares, prior to January 2, 2002 means the common stock of LQ Corporation that was paired and traded as a unit with the common stock of LQ Properties.

     In September 2004, we acquired substantially all the assets of the limited service lodging division of The Marcus Corporation (the “Acquisition”), including 90 Baymont Inn & Suites (including one management contract), seven Woodfield Suites and one Budgetel Inn. In addition, we acquired all the trade rights associated with the Baymont, Woodfield Suites and Budgetel brands, and the Baymont franchise system of 87 hotels. In December 2004, we acquired three additional hotels that have been or will be converted to our brands. Unless otherwise noted, all financial and operational information in this Joint Annual Report includes the acquired properties and their results of operations from the dates of acquisition.

Forward-Looking Statements

     Certain statements in this Joint Annual Report that are not historical facts constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “expects,” “intends,” “estimates,” “projects,” and other similar expressions, which are predictions of or indicate future events and trends, typically identify forward-looking statements.

     We have used forward-looking statements in a number of parts of this Joint Annual Report, including without limitation, “Items 1 and 2—Description of Our Business and Our Properties,” including specifically under the section “Our Strategy,” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements may include statements regarding the intent, belief or current expectations of the companies or their respective directors or officers with respect to the matters discussed in this Joint Annual Report. Our forward-

ii

looking statements are subject to a number of risks and uncertainties, which could cause actual results or the timing of events to differ materially from those described in the forward-looking statements.

     We have included a discussion of some of these risks and uncertainties in this Joint Annual Report within Items 1 and 2 under the section “Description of Our Business and Our Properties—Certain Factors You Should Consider About Our Companies, Our Businesses and Our Securities.” The risks and uncertainties described in that section include those related to our lodging business, our investments in real estate, LQ Properties’ status as a REIT, our capital expenditures and requirements, our corporate structure and our debt and liquidity needs, our acquisition-related risks, including our ability to identify candidates that meet our financial and strategic criteria, our ability to successfully complete any acquisitions that we may enter into, and to effectively integrate the business of any company that we may acquire (including our ability to successfully integrate Baymont Inn & Suites and Woodfield Suites into our operations), as well as risks and uncertainties related to our industry, the economy, weather conditions, the aftermath of U.S. military action in Iraq, the possibility of further terrorist attacks on the U.S. and global affairs. We have discussed these risks and uncertainties in detail in that section and encourage you to read them in their entirety in order to understand the risks and uncertainties that can affect our forward-looking statements as well as our business generally.

     Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this Joint Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or other changes.

ii

PART I

ITEMS 1 AND 2.               DESCRIPTION OF OUR BUSINESS AND OUR PROPERTIES

General

     La Quinta is one of the largest owner/operators of limited service hotels in the United States. We provide clean and comfortable guest rooms at affordable prices in convenient locations. We own and operate hotels under our La Quinta, Baymont, Woodfield Suites and Budgetel brands. In addition, we franchise our La Quinta and Baymont brands to independent owner/operators. Our trade names and trademarks include La Quinta®, La Quinta Inns®, La Quinta Inn & Suites®, Baymont®, Baymont Inn & Suites®, Woodfield®, Woodfield Suites®, Budgetel®, Returns® and Guest Ovations®. As of December 31, 2004, our system of owned, managed and franchised hotels contained 592 hotels, representing approximately 65,000 rooms located across the U.S. and 50 rooms in Canada. As of December 31, 2004, we owned and operated 374 hotels, representing approximately 46,000 rooms, and our franchisees operated 218 hotels, representing approximately 19,000 rooms (including one managed Baymont Inn & Suites representing 97 rooms), under our brands.

     We strive to design hotels that attract both business and leisure travelers seeking consistently clean and comfortable rooms that generally are comparable to those of mid-priced, full service hotels, but at lower average room rates. We believe that by generally not providing full service, management-intensive facilities and services, such as in-house restaurants, cocktail lounges or room service, that typically carry high fixed costs and produce low margins, we are able to deliver a product that satisfies our customers’ needs and price expectations, while also permitting us to focus on the high-margin nature of our business of renting clean and comfortable hotel rooms to our guests.

Organizational Structure

     La Quinta Corporation and its Subsidiaries. LQ Corporation was incorporated in the state of Delaware on August 23, 1979. LQ Corporation operates and manages hotel properties that its subsidiaries own or that it leases from its other controlled subsidiaries, including LQ Properties. In addition, our franchising programs are operated through subsidiaries of LQ Corporation. The common stock of LQ Corporation and the class B common stock of LQ Properties are attached and trade together and may be held or transferred only in units consisting of one LQ Corporation common share and one LQ Properties class B common share.

     La Quinta Properties and its Subsidiaries. LQ Properties, a controlled subsidiary of LQ Corporation, is a self-administered real estate investment trust, or REIT, that was incorporated in the state of Delaware on August 23, 1979. Most of our company owned hotels are owned by LQ Properties or one or more of its direct and indirect subsidiaries. Due to certain tax laws restricting REITs from deriving revenues directly from the operations of hotels, our hotel properties are leased to a subsidiary of LQ Corporation.

Availability of Reports

     The La Quinta Companies maintain a website at www.LQ.com. We make available, free of charge, on this website our joint annual reports on Form 10-K, joint quarterly reports on Form 10-Q, joint current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. The La Quinta Companies’ reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov. The information on our website is not part of or incorporated by reference in this Joint Annual Report.

Our Strategy

     We focus on providing consistently clean and comfortable guest rooms in convenient locations at affordable prices. Our objective is to increase our cash flow and profitability by growing our brands and expanding our distribution. Our growth strategy includes improving the profitability of our existing company owned hotels, furthering the expansion of our La Quinta and Baymont brands through franchising, and investing a portion of our available capital in the lodging business, including but not limited to, the acquisition of other lodging assets and/or brands.

     Improving the Profitability of our Existing Company Owned Hotels. We expect to increase our cash flow through increases in profit contributions from company owned hotels, primarily by improving our RevPAR. We believe that as the U.S. economy continues to improve and the specific markets in which we operate continue to improve we will be able to benefit from increases in demand for hotel rooms. In addition, we have made and continue to make significant investments in our sales force, loyalty program and electronic distribution channels. We also believe improvements made to our properties through capital investments, and our continuing efforts to increase guest satisfaction, will allow us to enhance our RevPAR. In the first quarter of 2005, we anticipate completing the integration of all Baymont and other hotels acquired in the third quarter of 2004 onto our technology platform, including our property management and reservations systems, which we believe over time will allow us to improve revenue performance for those hotels.

     Furthering the Expansion of our La Quinta and Baymont Brands through Franchising. We plan to expand our franchising programs by capitalizing on the value of the La Quinta and Baymont brands. Our franchising programs are focused on developing relationships with experienced hotel owners who will develop and operate new hotels or convert existing hotels to the La Quinta or Baymont brand. We believe that this strategy will allow us to continue to expand our geographic coverage without requiring significant capital investment, resulting in increased revenues and profitability. We actively monitor our franchisees in order to maintain consistent quality across the entire chain. By increasing the proportion of our franchise revenues, we anticipate increasing our return on assets.

     Investing a Portion of our Available Capital in the Lodging Business. We may consider investing a portion of our available capital to pursue acquisitions of other lodging assets and/or brands, developing new hotels and redeveloping certain of our existing properties.

•	Acquiring Other Lodging Assets and/or Brands. To expand our lodging business, we may seek opportunistic acquisitions of other lodging assets and/or brands. On September 3, 2004, we acquired substantially all of the assets of The Marcus Corporation’s limited service lodging division, which we refer to in this Joint Annual Report as the Acquisition. In addition, on December 9, 2004, we acquired three additional hotels that have been or will be converted to our brands. We will continue to seek acquisition opportunities. Acquisition opportunities will be evaluated on a number of factors, including price, the potential target’s strategic fit, future profitability and geographic and product distribution.

•	Developing New Hotels. Our current development strategy is focused on locating a select number of highly visible properties in key strategic locations, such as central business districts of major cities, areas near major airports and popular vacation destinations with high barriers to entry. We may enter into joint ventures with experienced hotel developers for these projects. We believe that this approach to development, often used in full service hotel projects, will allow us to reduce the overall levels of our capital requirements and the level of development risk while we expand our distribution. Alternatively, we may invest our capital and maintain full ownership of these projects.

•	Redeveloping Existing Locations. Several of our older hotels are situated in locations that have experienced increased business activities around the hotel sites over a period of years. We believe that we have the opportunity to redevelop a select number of these locations with new hotel properties that will produce stronger operating results than the existing facilities. We have completed redevelopment of four such La Quinta hotels in Dallas, Irving and San Antonio, Texas, and plan to begin redevelopment of another La Quinta hotel in Arlington, Texas.

•	Rebranding Existing Hotels. To enhance the distribution and positioning of our brands, several opportunities exist to rebrand our existing company owned hotels. Baymont has a strong presence in the midwestern section of the U.S., while La Quinta has a strong presence in the southwest and southeast. Some existing company owned Baymont hotels may be rebranded La Quinta. Likewise, some existing company owned La Quinta hotels may be rebranded Baymont.

Our Competitive Strengths

     We believe that we benefit from certain competitive strengths that assist us in implementing our business objectives and strategies, including:

     Significant Brand Awareness. We believe the La Quinta and Baymont brands have achieved significant brand awareness. We believe that this brand awareness, as well as our reputation for affordable prices, quality and value, has earned our hotels a strong following of loyal guests. We recognize our loyal returning guests through our customer loyalty program, which provides guests with an expedited reservation and check-in process, as well as rewards for frequent stays. We believe that our brands’ identities provide us with an advantage over independent hotel operators and certain other limited service chains. Together with our operational expertise, this brand awareness enhances the performance of existing and newly constructed or acquired hotel properties.

     Experienced Management Team. Our management has substantial experience in the lodging industry. On average, each member of our senior management team has over 25 years of experience in lodging and lodging related industries and is supported by operational and administrative vice presidents with an average of over ten years of experience in these industries.

     Operational Expertise. We are an experienced owner/operator of limited service hotels with significant operational expertise. Our operations are structured so that each company owned property is operated as an individual profit center by a general manager who oversees all day-to-day guest relations and other operating activities and implements rate, occupancy and cost containment strategies. We believe this direct accountability reduces operating costs while creating incentives to maximize RevPAR, guest satisfaction and operating margins by adapting room rates to prevailing market conditions at our company owned hotels. At the same time, our hotel operations enjoy the benefit of centralized corporate services, accounting and reservations functions.

     Capital Structure. We believe that our strong balance sheet provides us with a competitive advantage over other more highly leveraged companies. In addition to maintaining one of the lowest leverage levels in the industry, we had no floating rate debt at December 31, 2004, and do not have any mortgage debt. The weighted average maturity of our debt at December 31, 2004 was approximately five years. In addition, at December 31, 2004, we had no borrowings (other than $20 million in outstanding letters of credit) on our $150 million revolving line of credit.

     Strong Infrastructure. We believe we have a strong corporate infrastructure to support our existing hotels as well as new hotels that may be added to our system. Centralized corporate services include marketing, sales, finance, accounting, treasury, tax, information systems, construction and design, purchasing, legal, risk management, human resources and training. We promote and operate our own central reservation system and toll-free numbers to accept room reservations for our hotels. In addition, we operate our own websites, which accept room reservations and provide our guests with information about our company, our brands, our hotels and special promotions. We also participate in third party websites that accept room reservations for our hotels. We employ a direct sales force which conducts sales programs for our brands to develop and cultivate guests from existing national and local clients and potential clients.

Our Brands

     The La Quinta brand was founded in San Antonio, Texas in 1968. Our focus has always been to provide guests with clean and comfortable guest rooms in convenient locations at affordable prices. We were a pioneer in developing a successful niche in the lodging industry between budget motels and full service hotels. In September 2004, we acquired the Baymont brand. Baymont was founded in 1974 as Budgetel. In 1999, after redeveloping Budgetel’s hotel exterior, guest room design and amenity package, the brand name was changed to Baymont to reflect the upgraded image and product offering.

La Quinta Inns and La Quinta Inn & Suites

	As of December 31, 2004
	Hotels	Rooms
Owned and Operated	275	35,929
Franchised	125	10,910

Total	400	46,839

     La Quinta Inns generally feature spacious rooms with double or king beds; 25-inch televisions with expanded cable, movies on-demand and Nintendo®; dataport telephones with voicemail and free local calls; hair dryers, coffee makers, irons and ironing boards; desks with well-lit workspaces; and comfortable recliners. La Quinta Inns also generally feature complimentary continental breakfast and swimming pools. Our guests typically have convenient access to food service at nearby freestanding restaurants, which include many national chains. We have an ownership interest in approximately 90 buildings that are adjacent to our hotel properties, which we generally lease to third party restaurant operators.

     La Quinta Inn & Suites generally feature the same amenities as our Inns as well as two-room suites, which offer separate sitting and sleeping areas, sleeper sofas and two televisions. Additional amenities generally include: guest laundry facilities; fitness centers; meeting space for up to 70 people; heated swimming pools with spa and gazebo seating; and complimentary expanded continental breakfast, USA Today® newspapers, and high-speed Internet access. Selected Inn & Suites also generally offer business king rooms, which feature: pillow-top mattresses; microwaves and refrigerators; cordless and speaker telephones; and oversized desks with built-in data ports and ergonomic chairs.

Baymont Inn & Suites

	As of December 31,2004
	Hotels	Rooms
Owned and Operated	89	9,089
Franchised and/or Managed	93	7,941

Total	182	17,030

     Baymont Inn & Suites generally feature spacious rooms with double or king beds; 25-inch televisions with standard local and cable channels; coffee makers, irons, ironing boards and hair dryers; dataport telephones with voicemail; and complimentary continental breakfast and local calls. Selected Baymont Inn & Suites feature swimming pools, fitness centers, guest laundry, meeting space and upgraded rooms that include soft down pillows, pillow-top mattresses, oversized work desks with ergonomic chairs and complimentary bottled water.

Other Brands

     As of December 31, 2004, we owned and/or operated seven Woodfield Suites, containing 889 one or two room suites. Woodfield Suites are all-suites hotels featuring, on average, 50% more room space than traditional hotel rooms. Woodfield Suites generally feature suites with double or king beds; 32-inch televisions with expanded cable channels; coffee makers, irons, ironing boards, hair dryers, kitchenettes and bathroom amenities; swimming pools; children’s play areas; meeting rooms; and exercise rooms. Woodfield Suites also offer complimentary breakfast, evening cocktail receptions and high-speed Internet access.

     We also own and operate one Budgetel Inn containing 83 rooms and two additional hotels acquired in December 2004 containing a total of 269 rooms. We intend to convert these two acquired hotels to our brands during 2005.

     The following table summarizes our key operating statistics for the past five years:

	As of and for the year ended December 31,
	2004	2003	2002	2001(1)	2000(1)
	(In thousands, except for number of hotels and statistical data)
Number of Hotels in Operation
Company Owned Hotels (2)
La Quinta Inns (3)	199	201	208	217	226
La Quinta Inn & Suites (4)	76	75	73	72	70
Baymont Inn & Suites	89	N/A	N/A	N/A	N/A
Other (5)	10	N/A	N/A	N/A	N/A
Franchised/Managed Hotels (6)
La Quinta Inns	67	50	37	8	N/A
La Quinta Inn & Suites	58	46	28	3	N/A
Baymont Inn & Suites	93	N/A	N/A	N/A	N/A

Total	592	372	346	300	296

Occupancy Percentage
Company Owned Hotels (7)
La Quinta Inns	64.9%	61.3%	58.8%	61.6%	62.6%
La Quinta Inn & Suites (4)	71.5%	63.5%	60.5%	64.3%	66.2%
Subtotal (La Quinta owned)	66.8%	61.9%	59.3%	62.2%	63.5%
Baymont Inn & Suites (8)	58.7%	N/A	N/A	N/A	N/A
Total (5)	66.1%	61.9%	59.3%	62.2%	63.5%

ADR
Company Owned Hotels (7,9)
La Quinta Inns	$55.38	$55.64	$56.86	$57.51	$58.88
La Quinta Inn & Suites (4)	$66.03	$65.99	$69.01	$71.88	$74.40
Subtotal (La Quinta owned)	$58.57	$58.51	$60.09	$61.10	$62.73
Baymont Inn & Suites (8)	$53.14	N/A	N/A	N/A	N/A
Total (5)	$58.33	$58.51	$60.09	$61.10	$62.73

RevPAR
Company Owned Hotels (7,10)
La Quinta Inns	$35.96	$34.13	$33.46	$35.42	$36.88
La Quinta Inn & Suites (4)	$47.24	$41.87	$41.73	$46.21	$49.29
Subtotal (La Quinta owned)	$39.12	$36.22	$35.61	$38.03	$39.83
Baymont Inn & Suites (8)	$31.17	N/A	N/A	N/A	N/A
Total (5)	$38.56	$36.22	$35.61	$38.03	$39.83

Room Night Data
Total Hotels (4,5,7,11)
Available Room-Nights	14,367	13,304	13,623	13,908	14,122
Room-Nights Sold	9,498	8,236	8,073	8,657	8,967

Other Statistics
Corporate Capital Expenditures	$23,518	$14,829	$10,475	$10,332	$13,060
Capital Expenditures on Hotels in Operation	$31,855	$33,429	$98,228	$49,397	$28,024
Hotel Redevelopment and Construction Expenditures	$18,062	$8,579	$8,684	$32,418	$8,102
Cost Per Rented Room (4,5,7,12)	$28.56	$28.27	$28.81	$28.77	$29.52

(1)	For 2001 and 2000, these statistics were reported for “The La Quinta Companies—Combined,” which has been replaced by “LQ Corporation—Consolidated” for the 2004, 2003, and 2002 presentation.

(2)	Represents number of hotels in operation at December 31 each year. Excludes three hotels (366 rooms) reported in discontinued operations in 2002, 2001, and 2000. All three hotels were sold during 2003.

(3)	Includes one open hotel undergoing major refurbishment in 2004 and 2003.

(4)	Includes results from one hotel acquired on December 9, 2004 that was converted to a La Quinta Inn & Suites.

(5)	Includes results for seven Woodfield Suites and one Budgetel property acquired on September 3, 2004 as well as two hotels acquired on December 9, 2004.

(6)	Includes one managed Baymont Inn & Suites representing 97 rooms.

(7)	Represents operating statistics for the years ended December 31 each year. Excludes franchised operating statistics for all periods presented and statistics for three hotels reported in discontinued operations in 2003, 2002, 2001, and 2000. All three hotels were sold during 2003.

(8)	Represents operating statistics from September 3, 2004 through December 31, 2004.

(9)	Represents average daily rate.

(10)	Represents revenue per available room.

(11)	Represents available room-nights and room-nights sold in thousands.

(12)	Represents direct lodging expenses per room-nights sold for company owned hotels.

Our Properties

     As of December 31, 2004, we owned and operated 374 hotels, representing approximately 46,000 rooms in 35 states. All of our company owned hotels are owned by our controlled subsidiary LQ Properties (or one or more of its direct and indirect subsidiaries), other than 17 hotel properties that are owned by other subsidiaries of LQ Corporation, and two hotel properties in which third parties own less than a controlling interest.

     Generally, each of our hotel properties, including the land, related easements and rights, buildings, improvements, furniture, fixtures and equipment, is leased to a subsidiary of LQ Corporation pursuant to an intercompany lease agreement. These lease agreements, which have initial terms of four, five or six years, provide for rent payments by the lessee equal to a percentage of the gross revenues from the hotel facilities (29% for Baymont branded hotels and 36% for La Quinta branded hotels) and require the lessor to pay property taxes and insurance and fund certain capital expenditures. The lessee also is required to provide for all repairs, replacements and alterations to the leased property that are not considered capital additions or material structural work, as defined in the lease agreements.

     The table below sets forth the number of facilities and rooms as of December 31, 2004 for our company owned La Quinta and Baymont branded hotels. We also own one Woodfield Suites in each of the states of Colorado, Illinois, Ohio, and Texas, as well as three in Wisconsin, totaling 889 rooms. We also own two hotels in Massachusetts that will be converted to our brands during 2005 and one Budgetel in Wisconsin; for a total of 352 rooms.

	La Quinta Inns		La Quinta Inn & Suites		Baymont Inn & Suites
Location	Facilities	Rooms	Facilities	Rooms	Facilities	Rooms
Alabama	5	634	2	262	3	296
Arizona	4	552	7	868	—	—
Arkansas	4	495	—	—	5	495
California	14	1,982	3	445	—	—
Colorado	7	853	7	906	—	—
Connecticut	—	—	—	—	1	102
Florida	19	2,540	13	1,718	12	1,316
Georgia	7	892	5	674	5	491
Illinois	7	917	—	—	4	439
Indiana	2	242	—	—	2	199
Iowa	—	—	—	—	2	201
Kansas	2	229	—	—	—	—
Kentucky	1	129	—	—	—	—
Louisiana	12	1,658	3	400	1	97
Massachusetts	—	—	1	148	1	98
Michigan	—	—	—	—	5	497
Minnesota	—	—	—	—	2	276
Mississippi	1	144	—	—	1	95
Missouri	1	104	1	131	5	527
Nebraska	1	130	—	—	1	92
Nevada	2	381	1	128	—	—
New Mexico	6	716	1	118	2	182
New York	—	—	—	—	1	102
North Carolina	1	130	8	1,061	1	112
Ohio	1	122	—	—	8	771
Oklahoma	6	726	2	236	1	101
Pennsylvania	1	128	—	—	1	111
South Carolina	3	344	2	253	1	99
Tennessee	5	646	1	131	5	534
Texas	79	10,050	16	2,337	7	704
Utah	2	222	2	244	1	101
Virginia	3	381	—	—	—	—
Washington	2	262	1	155	—	—
Wisconsin	—	—	—	—	11	1,051
Wyoming	1	105	—	—	—	—

Total	199	25,714	76	10,215	89	9,089

     We believe that all our hotel properties are well constructed, maintained and are attractively landscaped to enhance their appearance. To maintain the overall quality of our hotels, each hotel undergoes refurbishment and capital improvements as needed. In addition to regular operating maintenance, major capital refurbishing has generally been provided at intervals of five to seven years, based on an annual review of the condition of each hotel. Each hotel also undergoes a regular maintenance program whereby each room is deep cleaned every quarter. During the years ended December 31, 2004 and 2003, we spent approximately $31.9 million and $33.4 million, respectively, in capital improvements and renovations to our existing hotels. In total, we have invested approximately $240.9 million in capital improvements and renovations to our existing hotels during the last five years.

     To maintain our reputation for consistency and quality, we anticipate that, from time to time, we will sell certain hotels that no longer meet the standards of the La Quinta and Baymont brands. For example, during the years ended December 31, 2004 and 2003, we sold two and eight of our hotels for gross proceeds of approximately $3.5 million and $20 million, respectively. In January 2005, 16 hotels, with an aggregate net book value of approximately $33.8 million at December 31, 2004, were reclassified as held for sale. We have begun actively marketing these hotels. Additionally, one hotel that is subject to full condemnation, having a net book value of approximately $1.6 million at December 31, 2004, was reclassified as held for sale in January 2005.

Our Operations

     Our corporate headquarters is located in Irving, Texas. Centralized corporate services include marketing, sales, finance, treasury, tax, information systems, construction and design, purchasing, legal, risk management, human resources and training. Accounting and reservations functions are centralized in our service centers located in San Antonio, Texas. We have organized our hotel operations into 23 regions. Management for each region, located within each region and reporting to our senior management, is responsible for the service, cleanliness and profitability of the hotels in that region.

     Each company owned hotel is operated as an individual profit center, generally with an on-site general manager who oversees all day-to-day operations. Our general managers focus their attention on ensuring friendly guest service, maintaining clean and comfortable guest rooms and achieving profitable operations. Their responsibilities also include recruiting, training and supervising the hotel’s staff. A typical hotel has approximately 20-25 employees, including the general manager, housekeepers, laundry attendants, maintenance staff, front desk guest service representatives and a night auditor.

     Our general managers receive a five-week training program that emphasizes operations, hospitality, rate management, legal and risk management issues, interviewing, employee relations, training and budgeting prior to assuming responsibility for a hotel. We also utilize assistant managers to support the general managers at certain properties, which provides a pool of experienced candidates to fill open general manager positions as needed. In addition, we recently introduced an online training system for our general managers and other hotel employees to provide consistent and effective orientation, training and testing across our brands.

     We use target-driven operational budgets prepared by our general managers that are implemented after review with our senior management. The hotel general managers, regional managers, revenue managers and senior management continually review our room rates so that they can be appropriately adapted to prevailing market conditions at each hotel. Each general manager can earn financial incentives based upon achieving favorable results in comparison to revenue and profit budgets and upon achieving targeted goals in guest satisfaction surveys for their respective property. We believe this incentive program increases our general managers’ focus on operating efficient, well-maintained and profitable hotels.

     Our guest satisfaction is monitored through a number of initiatives. Guest satisfaction surveys, conducted by an independent market research company, provide customer feedback on each of our hotels. In addition, we operate a quality assurance department, staffed by former hotel managers, who inspect hotels for adherence to quality standards and who train hotel staff on methods to improve product quality. Regional managers also inspect hotels to monitor quality standards. Financial incentives reward our general managers for improvements in our guest satisfaction levels.

Our Franchising Programs

     In the fall of 2000, we initiated a program to license the use of our La Quinta brand through franchising. In September 2004, we acquired the Baymont franchising program in connection with the Acquisition. Our franchising activities include both franchising newly constructed hotel properties and conversion of existing hotel properties meeting our brand standards. We currently operate our franchising programs through La Quinta Franchising, LLC and Baymont Franchising LLC, wholly owned subsidiaries of La Quinta Inns, Inc. In 2004, we launched our La Quinta franchising program website, www.laquintafranchise.com. We expect to launch a similar website for our Baymont franchising program in 2005.

Franchising Sales

     As of December 31, 2004, we employed 13 franchise sales personnel located throughout the U.S. who market our franchise programs to qualified applicants. We believe that hotel owners and operators choose to become a franchisee of a lodging brand based primarily on the perceived value and quality of that brand and the franchisor’s services, and the extent to which affiliation with that franchisor may increase the franchisee’s profitability. Because a significant portion of the costs of owning and operating a hotel are generally fixed, increases in revenues generated by affiliation with a franchise lodging chain can improve a hotel’s financial performance. We offer our franchisees our well-known La Quinta and Baymont brands, as well as reservation, national advertising, training and systems related services. We have added 125 franchised hotels to the La Quinta system since launching our franchise program in the fall of 2000, including a net increase of 29 hotels in 2004. We also added six Baymont franchised hotels to the Baymont system since acquiring the Baymont franchising program in September 2004. We anticipate that most new franchised La Quinta hotels will be newly built properties and most new franchised Baymont hotels will be conversions of hotels currently operating under other brands.

Franchising Agreements and Fees

     A prospective franchisee is required to pay us a refundable application fee of $5,000 when an application is made for a La Quinta or Baymont franchise. We evaluate franchise applicants on the basis of their hotel operating experience and ability, financial resources strength and credit history, among other factors. Upon execution of a franchise agreement, approved franchise applicants pay us an affiliation fee, which generally is $25,000 for Baymont Inn & Suites hotels, $40,000 for La Quinta Inns hotels and $45,000 for La Quinta Inn & Suites hotels. The $5,000 application fee can be used as a credit toward the affiliation fee. Approved franchise applicants are granted rights (subject to the terms of their franchise agreement) to operate their hotel under the La Quinta Inns, La Quinta Inn & Suites or Baymont Inn & Suites brand name, obtain reservations through our central reservation system and use our hotel designs, operating systems and procedures, among other rights.

     Our La Quinta franchise agreements and those Baymont franchise agreements executed after the Acquisition generally require a franchisee to pay a royalty fee of 4.0% of gross room revenues (as defined in the franchise agreement) during the first two years of operating under our brands and 4.5% of gross room revenues for all periods thereafter. After the first two years, a franchisee can receive a rebate of 0.5% of gross room revenues if, in any calendar year, the franchised hotel achieves superior results in guest satisfaction as measured by a survey conducted by an independent market research firm. In addition to royalty fees, a franchisee generally pays, as a percentage of gross room revenues, a marketing fund contribution fee of 2.5% for national advertising and other promotional efforts and a reservation fee of

2.0% to support the cost of reservation services provided to the hotels. Franchisees also pay us other fees, such as fees to compensate for computer software usage, training programs and participation in our loyalty programs. The Baymont franchise agreements predating the Acquisition generally provide for a royalty fee of 4.0% of gross room revenues (as defined in the franchise agreement), a marketing fund fee of 2.0% of such revenues for national advertising promotional efforts and a reservation fee of 1.0% of such revenues.

     Our franchise agreements generally have an initial term of 20 years. We have the right to terminate a franchise agreement if a franchisee fails to meet our quality standards or fulfill other contractual obligations. Except under Baymont franchise agreements predating the Acquisition, the franchisee generally has a right to terminate the agreement on the tenth and fifteenth anniversary of the opening date of the franchised hotel and, if the hotel was converted from a competing brand, additionally on the fifth such anniversary. The Baymont franchise agreements predating the Acquisition generally provide that the franchisee has a right to terminate the agreement on the fifth anniversary of opening a converted Baymont franchised hotel and on the tenth anniversary of opening a new construction Baymont franchised hotel. The franchisee may also terminate the agreement if the hotel is not meeting predetermined occupancy levels. Any such termination may, under certain circumstances, require payment of specified termination fees to La Quinta. Some of the Baymont franchise agreements predating the Acquisition include territorial restrictions or a right of first refusal. Our La Quinta franchise agreements and those Baymont franchise agreements executed after the Acquisition include certain territorial restrictions that may limit new La Quinta or Baymont franchised hotels, respectively, within a designated geographic area.

Franchising Operations Support

     A typical franchised hotel consists of approximately 80 rooms. Before a franchised hotel opens, we inspect the hotel to confirm that it meets our quality specifications. Once a franchised hotel opens, we strive to provide continued sales support and operational assistance. Each franchised hotel must adhere to the same rigorous brand standards of design, maintenance and customer service as a company owned hotel and is inspected by a franchise service director and our quality assurance department to assure that the franchised hotel adheres to our brand standards. As of December 31, 2004, we employed seven franchise service directors to assist franchisees with pre-opening and ongoing business issues.

Financial Assistance to New Franchisees

     We do not presently have a company-funded financial assistance program for franchisees. However, on occasion we have provided, and at our discretion may occasionally provide, franchisees with various forms of financing or other financial incentives upon varying terms, depending upon a number of factors. These factors include: the amount of the financing, the number of hotels involved and their locations, the number of rooms involved, relevant market conditions, the creditworthiness of the franchisee and any proposed guarantors, and other factors that may warrant providing financial assistance.

Our Sales & Marketing

     Our Sales and Marketing operations can be segmented into five functional areas: direct sales, loyalty program, marketing, central reservations and global distribution systems and Internet.

     Direct Sales. As of December 31, 2004, we employed a direct sales force consisting of approximately 100 members, which has increased from 45 sales representatives in mid-2002. The direct sales force consists of 16 national sales representatives who call on companies that have a significant number of individuals traveling in the regions in which we operate and need a high volume of room-nights. National sales representatives also seek to increase room sales through the inclusion of our hotels in approved or preferred lodging lists of corporate travel managers and travel agencies operating on a national basis. We also form and continue to seek alliances with national travel and consumer organizations, such as AAA and AARP, and offer special rates or promotions to such organizations’ customers. In addition to the national effort, approximately 84 of our sales managers are based in our local markets. These sales managers call on local businesses, governmental agencies, hospitals and other organizations that can provide room-nights for our hotels.

     Loyalty Program. In September 2002, we introduced our enhanced Returns customer loyalty program, designed to reward current members and help entice new members. As part of the Acquisition, we acquired rights to the Baymont Guest Ovations loyalty program, which we expect to combine with our Returns program in April 2005. The combined Returns program will allow members to earn points that can be redeemed for the following benefits: airline miles/credits with American Airlines® AAdvantage®, Delta Sky Miles®, Continental OnePass®, Southwest Airlines Rapid Rewards®, Midwest Miles and Northwest Airlines WorldPerks®; gift certificates to national retailers and restaurants; sporting event tickets; entertainment and amusement park tickets; and special resort travel packages, in addition to free room-nights at our hotels. Returns members are classified as Silver, Gold or Elite based on frequency of stay and are able to earn more points and receive additional amenities at each progressive level. Our Returns program helps expedite the reservation and check-in process and improve administrative efficiency of our reservation agents and front desk staff by providing a personal profile of each Returns member. This profile includes information such as mailing address, room type preference and preferred method of payment that we use to market directly to Returns members.

     Marketing. We promote our brands through national, regional and local marketing. We advertise our brands in print through newspapers and magazines, online through the Internet and on national cable and local network television. We also conduct direct marketing to potential and former guests, including Returns members. Our marketing is primarily supported through our La Quinta and Baymont national advertising fund programs, to which our company owned and franchised hotels contribute.

     Central Reservations and Global Distribution Systems. We promote and operate our own central reservation system, as well as toll-free numbers to accept reservations. Our reservation system provides reservation agents with information about hotel locations, available rooms and prices in order to assist customers in reserving rooms. Our reservations agents are trained in telephone sales techniques. Through our computer network, we continually update the number of rooms sold at each hotel property to maximize the sale of available rooms through either the individual hotel or the reservation center. We market our reservation services to travel agents and corporate travel planners who may access our reservation system through four global distribution systems (airline reservation systems). We also have specialized reservation agents for large group sales, motor coach sales and special service bookings.

     Internet. We provide customers with the ability to shop and reserve rooms on the Internet through our brand websites, www.LQ.com, www.baymontinns.com and www.woodfieldsuites.com. Each site provides customers with real-time information on hotel and location descriptions, amenities, special promotions, rates and availability. Hotel photographs are prominently displayed on the hotel information pages along with dynamic maps and driving directions, information on nearby attractions and local weather information. Multiple search options are offered, including searches by city, attraction, zip code and trip routing from origin or destination. In addition to our proprietary brand websites, we distribute our lodging product via third party travel websites.

Our Information Systems

Our information systems support our operations, reservations, sales and marketing, financial reporting and management reporting functions. During 2004, we continued to enhance our information systems’ capabilities with the following improvements:

•	redesign and enhancement of various features of www.LQ.com, including faster and easier searches for available rooms and reservations;

•	integration of new electronic booking channels;

•	enhancement of systems for data warehousing;

•	expansion of complimentary high-speed Internet access for guests at most of our hotels;

•	launched an online orientation, training and testing program for hotel and corporate employees;

•	began integration of acquired Baymont and other acquired hotel systems with La Quinta systems; and

•	expansion of our systems to handle multiple brands, countries and currencies, increased bandwidth and added faster servers to process a higher volume of transactions.

     We currently anticipate the following improvements in 2005:

•	completion of the implementation of new accounting and financial systems, which we began in 2004;

•	migration to a faster and more resilient platform for running our booking and financial systems; and

•	completion of installation of La Quinta’s systems at all company owned and franchised Baymont hotels.

Our Trademarks

     “La Quinta,” “La Quinta Inns,” “La Quinta Inn & Suites,” “Baymont,” “Baymont Inn & Suites,” “Woodfield,” “Woodfield Suites,” “Budgetel,” “Returns,” “Guest Ovations” and our other associated proprietary trademarks are our registered trademarks. Our material trademarks are registered with the U.S. Patent and Trademark Office for hotel and motel services. In addition, we have registered certain of our trademarks for hotel and motel services with the appropriate governmental agencies in certain foreign jurisdictions. We consider all of these trademarks and the associated name recognition to be important to our business.

     Our Employees

     As a service-oriented business, our employees are important to our success. Recruiting for general managers and corporate employees is coordinated through our corporate human resources department. All hotel employees, including hourly employees, receive training when hired as well as ongoing training to improve their skills. We recently introduced an online training system to provide consistent and effective orientation, training and testing across our brands. Prior to assuming responsibility for a hotel, our general managers participate in a five-week training program that emphasizes operations, hospitality, rate management, legal and risk management issues, interviewing, employee relations, training and budgeting.

     We provide all of our full-time employees and their families, including hourly hotel employees, the opportunity to participate in a benefits package, which includes health, dental, and vision coverage. We believe these benefits provide a competitive advantage in recruiting hourly hotel employees, as most limited service hotels do not provide benefits for their hourly employees. Our salaried employees are also able to earn financial incentives based on achieving targeted goals, such as RevPAR, profitability, franchise contribution and personal development goals. In addition, recognition programs have been established to acknowledge our employees’ outstanding service and achievement. We believe our scale and size also provide career opportunities for our employees to advance within the organization.

     As of December 31, 2004, we employed approximately 9,130 employees, of whom approximately 8,200 are hourly employees. Of these employees, approximately 350 were employed at our corporate headquarters and approximately 320 were employed at our support centers, of whom approximately 230 work at our reservation center. Our employees are not currently represented by labor unions and we have never experienced an organized work stoppage. We believe that ongoing labor relations with our employees are good.

Our Reorganization

     Over the last five years, we have undergone significant financial and strategic changes. In January 2000, we began a strategy of divesting our non-lodging real estate assets in order to focus on our lodging business. As a result of that change in strategy, we replaced substantially all of our senior management with executives who have, on average, over 25 years of experience in lodging and lodging-related industries. Over the last five years, our management has improved the operations of our lodging assets, including increasing RevPAR, reducing hotel level costs and introducing our franchising programs. From 2000 through 2002, we also sold approximately $1.8 billion of our non-lodging assets, applying the proceeds from these sales to reduce our outstanding indebtedness, thereby strengthening our balance sheet.

     On January 2, 2002, we completed the reorganization of our companies whereby LQ Properties became a subsidiary controlled by LQ Corporation while continuing its status as a REIT. As a result of this Reorganization, each share of common stock of LQ Corporation is now attached to and trades as a single unit with a share of LQ Properties’ class B common stock. The Reorganization was accounted for as a reorganization of two companies under common control with no revaluation of the assets and liabilities of the two companies. We implemented the Reorganization in response to federal tax legislation which made it difficult for us to maintain our former status as a “grandfathered” paired share REIT while pursuing our objective to improve, expand and diversify our lodging real estate assets and lodging business as a whole.

Our Other Businesses

     In December 2003, we completed the sale of TeleMatrix, Inc., a non-strategic business that provided telephone equipment and software to the lodging and telecommunications industries, for net proceeds of approximately $6.0 million. The results of TeleMatrix are included in discontinued operations prior to 2004.

     As of December 31, 2004, LQ Properties held approximately $26.2 million in mortgage loan receivables, secured by first mortgage liens on the underlying real estate and personal property of the mortgagor, a healthcare provider company. The interest rate on these mortgage loans is LIBOR plus 1% per annum on the outstanding balances, with a maturity date in August 2008.

Lodging Industry and Competition

     As of December 31, 2004, there were over 4.5 million hotel rooms in the U.S., according to Smith Travel Research. Of these rooms, approximately 66% were affiliated with a brand while the remaining approximately 34% were independent and not brand-affiliated. The hotel industry is highly fragmented, with no one entity controlling a majority of hotel rooms in the U.S.

     Hotels compete on the basis of product, amenities, price and service. Smith Travel Research segments hotels by price and service levels. Price is often a function of the product type and amenities offered. Full service hotels offer food and beverage outlets such as restaurants, lounges and room service; meeting, banquet and convention facilities; and concierge and luggage service. Full service hotel brands range from luxury hotels (such as Ritz-Carlton and Four Seasons) to upper upscale hotels (such as Hilton and Marriott) to upscale hotels (such as Courtyard by Marriott and Radisson) to midscale with food and beverage hotels (such as Holiday Inn and Ramada Inn). According to Smith Travel Research, as of December 31, 2004, these full service branded hotels accounted for approximately 1.6 million hotel rooms. Limited service hotels do not offer many of the full service facilities, such as restaurants, lounges and banquet rooms, focusing primarily on renting hotel rooms. Limited service hotel brands range from midscale without food and beverage hotels (such as Hampton Inn and Fairfield Inn) to economy hotels (such as Red Roof Inn and Motel 6). La Quinta and Baymont are limited service hotel brands that compete primarily against other limited service hotels in both the midscale without food and beverage and economy segments. Because each market is unique, however, some of our hotels also compete against full service hotels. According to Smith Travel Research, as of December 31, 2004, these limited service branded hotels accounted for approximately 1.4 million hotel rooms.

     The U.S. lodging industry is generally segmented into three different operating structures: real estate ownership, management and franchise. Some companies employ only one component while other companies employ a combination of operating structures.

•	Real estate companies own the underlying hotel assets. Profitability is determined after deducting operating and financing costs from revenues as well as deducting fees to management companies and franchise companies, if any.

•	Management companies operate hotels, with responsibility for management, maintenance, human resources, accounting and sales, and typically are paid a percentage of a hotel’s total revenues and earn incentive fees based on the hotel’s revenue and/or profit targets.

•	Franchise companies grant rights to hotels to license a brand and participate in the brand’s central reservation system, advertising and other programs, and typically are paid a percentage of a hotel’s total revenues.

     La Quinta derives its revenue by owning hotels, operating hotels for third party owners and franchising its brands to independent owner/operators. As of December 31, 2004, we owned and operated 374 hotels (including 15 hotels located on land that we lease all or part of from third parties), representing approximately 46,000 rooms, and our franchisees operated 218 hotels, representing approximately 19,000 rooms (including one managed Baymont Inn & Suites representing 97 rooms), under our brands. We also offer reservation, national advertising, training and systems related services to our franchisees.

     We believe the hotel industry, as a whole, is in the midst of a recovery following a pronounced downturn that occurred over the three-year period from 2001-2003. The downturn was primarily due to a decrease in demand as a result of a slowing U.S. economy, the terrorist attacks on September 11, 2001, the conflict in Iraq and ongoing global security concerns. Business and leisure travel slowed considerably as companies reduced corporate travel and leisure travelers cancelled or delayed trips. Toward the end of 2003, however, year-over-year changes in revenue per available room, or RevPAR, turned positive for the industry. We believe the recovery has been, and we expect it to be, primarily driven by increased demand for hotel rooms which is outpacing new supply growth. Based on data provided by Smith Travel

Research, RevPAR for the total U.S. lodging industry experienced a year-over-year increase of 0.4% and 7.8% in 2003 and 2004, respectively.

Seasonality

     The lodging industry is seasonal in nature. The periods during which our lodging properties experience higher revenues vary from property to property, depending principally upon location. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. We expect this seasonality will cause quarterly fluctuations in revenue, profit margins and net earnings. In addition, the opening of newly constructed hotels and the timing of any hotel acquisitions or sales may cause a variation of revenue, profit margins and net earnings from quarter to quarter.

Environmental Matters

     Under various federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of investigation, removal or remediation of such substances may be substantial. Additionally, the presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect an owner’s ability to sell or rent the property or to borrow using the property as collateral. Persons or entities arranging for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of a release of substances at a disposal treatment facility, whether or not the facility is owned or operated by that person or entity. Certain environmental laws impose liability for release of asbestos containing materials, or ACMs, into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, we may be considered an owner or operator or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, be potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons or property.

     We have retained independent environmental consultants in the past to conduct or update Phase I environmental assessments (which generally do not involve invasive techniques such as soil or groundwater sampling) and asbestos surveys with respect to certain of our properties. To date, these environmental assessments have not revealed any environmental conditions that we believe will have a material adverse effect on our business, assets or results of operations; however, Phase I assessments do not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at our properties. Where appropriate, on a property-by-property basis, these consultants also have conducted additional testing, including sampling for asbestos, for soil contamination where underground storage tanks are or were located, and for contamination of underground water. However, even though these environmental assessments have been conducted, there is still the risk that the environmental assessments and updates did not identify all potential environmental liabilities because either a prior owner created a material environmental condition that is not known to us or the independent consultants preparing the assessments did not discover the condition. Further, new environmental liabilities may have developed since the environmental assessments were conducted.

     We are aware that certain of our hotel properties are adjacent to gasoline stations that may put these properties at risk for soil and groundwater contamination from these neighboring properties. In addition, one of our hotel properties is located on a “Superfund Site” as designated by the Environmental Protection Agency, or EPA. Currently, we are not aware of any contamination to this property and have not been required by the EPA to take any actions. We have received a notification from the EPA regarding a parcel of land we acquired in 1998 for hotel development purposes, which is presently under contract for sale. Discussions are underway regarding potential requirements for remediation of subsurface vermiculite deposits in connection with site development. We do not believe that the cost of this remediation, if it is ultimately required, will be material. Our lodging properties also are cleaned and maintained using various chemicals and cleaning agents, some of which may be environmentally sensitive or hazardous. We generally maintain these chemicals and cleaning agents in appropriate containers to protect against environmental hazards.

     The presence of mold at some of our properties has required us to undertake remediation in the past to remove the mold from the affected properties. We have spent over $3.6 million related to remediating mold issues at one new construction hotel property and we are seeking reimbursement from our contractors and other third parties of this and other amounts. We may incur additional remediation costs in the future as a result of the existence of mold in our other properties, if any. See “Certain Factors You Should Consider About Our Companies, Our Businesses and Our Securities — Risks Associated With Our Investment in Real Estate” for additional risks associated with the presence of mold.

     Although we have incurred and expect to incur remediation and other environmental costs during the ordinary course of operations, we anticipate that such costs will not have a material adverse effect on our financial condition or results of operations.

Franchising Regulation

     The Federal Trade Commission (the “FTC”) and various states regulate the sale of franchises. The FTC requires franchisors to make extensive disclosure to prospective franchisees but does not require registration. A number of states in which our franchises operate require registration or disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” or “business opportunity laws” that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our franchising operations have not been materially adversely affected by such regulation, we cannot predict the effect of future regulation or legislation.

Distribution, Investment and Other Policies

     The following is a discussion of our investment policies and our policies with respect to other activities, including financing matters. These policies may be amended or revised from time to time at the discretion of our boards of directors without notice to, or a vote of, the holders of our paired shares.

Distribution Policy

     In order to qualify for the beneficial tax treatment accorded to REITs, LQ Properties generally is required each year to distribute to its preferred and common shareholders at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding any net taxable gain. In connection with our Reorganization in January 2002, LQ Properties’ shareholders approved the terms of LQ Properties’ class B common stock. These terms provide that dividends will not be paid on the class B common stock prior to 2005, when holders of class B common stock may begin to receive, on a quarterly basis, a dividend of up to $0.10 per share per annum, in preference to, or prior to, the payment of any dividends on the class A common stock in each quarter. Dividends on the class B common stock are not mandatory and will be payable only if and when declared by the LQ Properties board of directors. We do not currently anticipate paying any dividends on LQ Properties’ class B common stock or the LQ Corporation common stock in 2005. See “Item 5 — Market for Our Common

Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities — Our Common Stock - Dividends.”

Investment Policies

     Investments in Real Estate or Interests in Real Estate. Our focus is the lodging business. Our investment objectives are to increase profits from our company owned hotels, grow our franchising programs and appropriately invest our available capital in select projects. We may also use our cash flow, in combination with other sources of capital, to pursue acquisitions of lodging properties, companies and/or brands. Where appropriate, we may sell certain of our hotels.

     Investments in Real Estate Mortgages. Although we have done so in the past, consistent with our focus on the lodging business, we do not anticipate engaging in any significant investments in mortgages. However, we may, at our discretion, invest in mortgages, deeds of trust and other similar interests. As of December 31, 2004, LQ Properties held approximately $26.2 million in mortgage loan receivables.

     Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers. We may invest, subject to, in the case of LQ Properties, the gross income and asset tests necessary for REIT qualification, in securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities. Further, in addition to our two joint ventures, we may acquire and develop hotel properties through joint ventures with third parties. We may acquire all or substantially all of the securities or assets of other REITs, other lodging entities or similar entities where such acquisitions would be consistent with our investment policies.

     Although we have no formal policy setting forth the criteria that we will follow with regard to the purchase of securities of or interests in persons primarily engaged in real estate activities, we consider the following when evaluating an investment in limited liability companies and joint ventures holding one or more franchised properties: the adequacy of our risk-adjusted return on such investment; the credit history of the entity; and whether the property is located in a strategic or high profile location such as a vacation destination, major airport or central business district. With regard to investments in public or private companies, we consider whether we are able to acquire a controlling interest (with the intention of fully integrating such acquisition into La Quinta); the adequacy of risk-adjusted returns; whether there is a strategic fit with our business objectives; our ability to realize synergies; and the risks associated with integration.

     Other than the criteria described above, we have no formal policy with regard to engaging in the purchase and sale (or turnover) of investments. Rather, subject to the gross income and asset tests in the case of LQ Properties, we will make investment decisions on a case-by-case basis.

Financing Policies

     We do not have a policy limiting the amount of indebtedness we may incur other than complying with our debt covenants. The organizational documents of LQ Corporation and LQ Properties currently do not contain any restrictions on incurring debt. However, our senior credit facility, which matures in April 2007, and the indentures pursuant to which we issued certain notes impose limitations on the incurrence of indebtedness. We may from time to time reduce our outstanding indebtedness by repurchasing a portion of our outstanding notes, subject to the restrictions imposed by our senior credit facility and the terms of our outstanding indebtedness.

     We expect to provide financing for new investments through a combination of long-term and short-term financing, including debt, equity and cash. We also anticipate funding new investments through internally generated cash flow and the sale of selected assets. We may obtain long-term financing through the issuance of equity securities, long-term secured or unsecured notes, convertible debentures and the assumption or issuance of mortgage notes. We may obtain short-term financing through the use of our senior credit facility, which may be replaced with long-term financing as appropriate. From time to time, we may utilize interest rate swaps to manage any variable interest rate exposure.

Lending Policies

     We do not have a policy limiting our ability to make loans to other persons other than complying with our debt covenants. We may make loans to joint ventures in which we participate. Although we presently do not have a formal company-funded financial assistance program for franchisees, we may, at our discretion, offer financial assistance to our franchisees upon varying terms. Currently, under certain franchise agreements, we are committed to providing financial assistance including, but not limited to, loans, reimbursements, rebates, credits and other incentive payments, to help defray the costs of construction and other costs associated with opening and operating a La Quinta or Baymont hotel.

Policies with Respect to Other Activities

     Our boards of directors have the authority, without further shareholder approval, to issue additional authorized shares of common stock and preferred stock or otherwise raise capital through the issuance of senior securities. Existing shareholders do not have any preemptive right to shares of common stock or other shares of our capital stock issued in any offering and any offering might cause a dilution of a shareholder’s investment in us. Although we do not have any current plans to do so, we may in the future issue common stock in connection with acquisitions. Subject to restrictions set forth in our senior credit facility and indentures, we may repurchase or otherwise reacquire our paired shares. We have not engaged in trading, underwriting or agency distribution or sales of securities of other issuers. Our policies with respect to the activities described above may be reviewed or modified or amended from time to time by our boards of directors without a vote of our shareholders.

Reporting Policies

     We are subject to the information reporting requirements of the SEC. Pursuant to those requirements, we file periodic reports, proxy statements and other information, including audited financial statements, with the SEC.

Certain Factors You Should Consider About Our Companies,
Our Businesses and Our Securities

     Presented below are certain factors that we believe are material to our shareholders. You should be aware that there are various risks, including those described below that in the future and, in some cases, already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors. This section includes or refers to certain forward-looking statements. You should read the explanation of the qualifications and limitations on such forward-looking statements in this Joint Annual Report under the section “Forward-Looking Statements.”

Risks Associated with our Industry

Our strategic focus on our lodging business exposes our investors to risks common in this industry that may adversely affect an investment in our securities, including a number of risks that could have an adverse effect on our business.

     Our economic performance, and consequently the market value of our securities, are subject to the risk that our hotel properties may not generate sufficient revenues to operate profitably and provide cash flow sufficient to pay operating expenses and fund debt service obligations. Also, our cash flow from operations, together with our ability to attract additional capital, may be insufficient to fund needed capital expenditures. The following factors, common in the lodging industry, may adversely affect the revenues generated by, or expenses incurred by, our hotel properties:

•	changes in the national, regional and local general economic climate, including the severity and duration of an economic downturn;

•	weather conditions;

•	competition from comparable hotels, many of which have greater marketing and financial resources than us;

•	the desirability of particular locations;

•	the quality, philosophy and performance of our lodging facility managers and supervisors;

•	changes in product preferences;

•	decreases in the demand for our lodging facilities as a result of technological developments;

•	availability of qualified labor;

•	changes in room rates to meet market conditions or to stimulate demand;

•	increases in our operating costs;

•	capability of our management information systems;

•	the need for capital to reinvest in order to periodically repair and upgrade our lodging facilities;

•	sudden changes in travel patterns caused by factors such as terrorist attacks and U.S. military actions;

•	increases in travel expenses that reduce business and leisure travel; and

•	fluctuating and seasonal demands of business travelers and tourism and the relationship, generally, between supply of and demand for hotel rooms (an oversupply of hotel properties or a reduction in demand for hotel rooms).

Failure of the lodging industry to continue to improve could adversely affect lodging demand, which in turn could materially impact our operating results and limit our ability to achieve our long-term growth strategies.

     Our business strategy is focused in the lodging industry, and we cannot assure you that lodging industry fundamentals will continue to improve. Economic slowdown and world events outside our control, such as terrorism, have already adversely affected the lodging industry in the recent past and if these events reoccur, they may adversely affect the lodging industry in the future. In the event conditions in the lodging industry do not continue to improve as we expect, our ability to execute our business strategies could be adversely affected, which, in turn, could materially impact our operating results and limit our ability to achieve our long-term growth strategies.

We operate in a very competitive market, which may limit our operating margins, diminish our market share and reduce our earnings.

     Our hotels generally operate in markets that contain numerous competitors, including a wide range of lodging facilities offering full service, limited service and all-suite lodging options to the public. The continued success of our hotels will be substantially dependent upon our ability to compete in such areas at affordable and competitive room rates, quality of accommodations, name recognition, service levels and convenience of locations. Additionally, an increasing supply of hotel rooms in our market segment, and consolidations in the lodging industry generally, have resulted in the creation of several large, multi-branded hotel chains with diversified operations, which has increased competition for guests in the markets in which our hotels operate. Moreover, full service hotels may lower their rates to a level comparable to those of limited service hotels such as ours that, in turn, may further increase competitive pressure in our markets. In the future, competing hotels may provide greater competition for guests than currently exists in our markets and new hotels may enter our markets. All of these competitive factors may limit our operating margins, diminish our market share and reduce our earnings.

Our business and operations are subject to extensive federal, state and local legislation and other governmental regulation which could result in increased operating costs and reduce our earnings.

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

     We may also incur significant costs complying with other statutes and regulations, such as the Americans with Disabilities Act, the Exchange Act reporting requirements and regulations of the NYSE. Our hotel properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines by the federal government or damage awards to private litigants. For example, if pursuant to the Americans with Disabilities Act we are required to make substantial alterations to, and capital expenditures for, our hotel properties, including removal of access barriers, it could increase our expenditures and, in turn, could reduce our earnings. However, we do not know whether existing requirements will change or whether compliance with future requirements will include significant unanticipated expenditures that will adversely affect our cash flow and results of operations.

We may utilize joint venture partnerships, over which we may have limited control, for hotel acquisitions and/or development.

     We may acquire and/or develop hotel properties through joint ventures with third parties. We currently have two joint ventures that are consolidated with our financial statements. Our share of the aggregate revenue of these two joint ventures was approximately $2.3 million, $2.1 million and $2.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Furthermore, at December 31, 2004 and 2003, our share of the assets held by these two joint ventures aggregated approximately $7.5 million and $7.8 million, respectively. Joint venturers often share control over the operation of the joint venture assets. Actions by a joint venturer could subject such assets to additional risks, including:

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

     We are responsible for insuring our hotel properties as well as for obtaining the appropriate insurance coverage to reasonably protect our interests in the ordinary course of business. Additionally, each of our leases and loans typically specifies that comprehensive insurance be maintained on each of our hotel properties, including liability, fire and extended coverage. There are certain types of losses, generally of a catastrophic nature, such as earthquakes and floods or terrorist acts, which may be uninsurable or not economically insurable. We will use our discretion in determining amounts, coverage limits, deductibility provisions of insurance and the appropriateness of self-insuring, with a view to maintaining appropriate insurance coverage on our investments at a reasonable cost and on suitable terms. The events of September 11, 2001 and their aftermath have made it difficult to obtain certain types of insurance coverage and caused insurance costs to increase. We may not be able to obtain or renew insurance policies or, if we are able to obtain or renew our coverage, it may be at a significantly higher cost than our historic experience. As a result, we may carry insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of our lost investment and, also, may result in certain losses being totally uninsured. Inflation, changes in building codes, zoning or other land use ordinances, environmental considerations, lender imposed restrictions and other factors also might make it not feasible for us to use insurance proceeds to replace the property after it has been damaged or destroyed. Under such circumstances, the insurance proceeds, if any, that we receive might not be adequate to restore our economic position with respect to such property.

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

Risks Related to Our Business

Our hotel properties are geographically concentrated, which exposes our business to the effects of regional events and occurrences.

     Our hotels currently are concentrated in the midwestern, western and southern regions of the U.S. Specifically, at December 31, 2004, approximately 33% of our company owned rooms were located in ten markets. These ten markets were: Dallas/Ft. Worth, Houston, San Antonio, Denver, Austin, Chicago, New Orleans, Atlanta, Orlando and Phoenix. As a result, our hotel properties are subject to the effects of adverse economic and competitive conditions and trends in these regions and markets and we will face a greater risk of a negative impact on our revenues in the event these areas are more severely impacted by adverse economic and competitive conditions than other areas in the U.S. The concentration of hotel properties in one region or a limited number of markets may expose us to risks of adverse economic developments that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of our competitors’ properties in these markets and potentially higher local property, sales and income taxes in the geographic markets in which we are concentrated. In addition, our hotel properties are subject to the effects of adverse weather conditions, such as winter storms, hurricanes and tornados, which have in the past caused damage such as flooding and other damage to our hotel properties in specific geographic locations, including in our top ten markets. Depending on the severity of these adverse weather conditions, the damage to our hotel properties could require us to close all or substantially all of our hotel properties in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken.

We may be unsuccessful in increasing our cash flow from our company owned hotels.

We may not be successful in our strategy of increasing cash flow through increased profit contributions from our company owned hotels due to the following factors:

•	we may be unsuccessful in controlling costs;

•	demand may not increase for our hotel rooms;

•	we may not be successful in attracting new corporate business and leisure travel customers; and

•	our marketing and sales efforts may not result in increasing our RevPAR.

     All of these factors could impede our strategies to increase our cash flow, which could increase our operating costs and reduce our earnings.

We must successfully compete for franchisees or our franchising programs will not develop into a meaningful component of our business.

     We may not be successful in our strategy of increasing our revenues through the growth of our franchising programs. The lodging business is a heavily franchised industry. While the La Quinta brand has been in existence since 1968, we only introduced the La Quinta franchising program in the fall of 2000 and added the Baymont brand franchising program in September 2004. Some of our competitors may have substantially greater marketing and financial resources, greater brand distribution and/or greater financial incentives than we do. We must still compete successfully against these other lodging competitors in order to successfully grow our franchising programs and develop them into a long-term meaningful component of our business that enhances our profitability. If we are unsuccessful in our efforts to increase our revenues through the growth of our franchise programs, it could diminish our market share and reduce our earnings and cash flow.

Our franchising programs depend upon third party owners/operators who may not fulfill their franchising obligations, including failing to make timely payments to us and failing to maintain quality control over the use of the La Quinta and Baymont brands.

     The success of our franchise programs is dependent upon the manner in which our franchisees adhere to their respective franchise agreements and operating standards, which include:

•	timely payment of royalties and other fees;

•	ongoing capital expenditures and maintenance; and

•	proper usage and protection of the La Quinta and Baymont brands and related trademarks.

     In addition, while we have contractual controls over each franchisee, we do not have control over the day-to-day operations of franchisees. As a result, third party franchisees may not appropriately use and protect our brands, which may decrease their value or expose them to legal challenges.

Our strategy of developing and redeveloping lodging properties may not generate the economic returns we expect.

     Our strategy includes current and future development and redevelopment activities. These activities are subject to risks because, among other reasons:

•	we may be unable to proceed with the development and redevelopment of properties if we cannot obtain financing upon terms that are favorable to us or at all;

•	we might not find appropriate, strategically located properties at commercially reasonable prices;

•	our redevelopment efforts may not achieve the desired operating results;

•	developed properties may not meet stipulated minimum returns; or

•	we may be unable to obtain, or may be delayed in obtaining, required building permits and authorizations.

     In addition, we may from time to time experience shortages of materials or qualified trades people or substantial increases in the cost of certain construction materials or labor. This may result in longer than normal construction and remodeling periods, loss of revenues and increased costs.

     Furthermore, we generally rely heavily on local contractors, who may be inadequately capitalized or understaffed. The inability or failure of one or more local contractors to perform its obligations may result in construction or remodeling delays, increased costs and loss of revenues. As a result, we may not increase our revenues or generate expected cash flows from the development or redevelopment of lodging properties.

We may be unsuccessful in identifying and completing acquisition opportunities for other lodging properties, lodging companies and/or brands, which would limit our ability to implement our long-term growth strategies and may result in significant costs that may not be allocated to successful acquisitions.

     We compete with other lodging and leisure companies for potential lodging properties, lodging companies and/or brand acquisition opportunities. Some of these competitors may have substantially greater financial resources than we do and may be able to pay more to acquire properties than we are able to pay. These entities may be able to assume more risk than we choose to manage, including risks of a company’s creditworthiness, brand identification or geographic location. Competition may generally reduce the number of acquisition opportunities that we believe are suitable. In addition, competition for properties may increase the cost of acquiring lodging properties, lodging companies and/or brands.

     We also may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions that we are subsequently unable to complete. These significant costs could materially impact our operating results, as they would generally be expensed in the time period during which they are incurred. In addition, our management’s attention to acquisitions that we subsequently do not complete would divert their attention from our business, as well as other potential growth opportunities, which could materially impact our operating results and limit our ability to achieve our long-term growth strategies.

We may incur a variety of costs in making acquisitions and never realize the anticipated benefits.

     If appropriate opportunities become available, we might attempt to acquire additional lodging properties, lodging companies and/or brands that we believe fit our asset and operating profiles. Currently, however, we are not a party to any material definitive acquisition agreements. If we pursue any additional acquisition opportunities, the process of negotiating the acquisition and integrating an acquired lodging property, lodging company and/or brand might result in operating difficulties and substantial expenditures and might require significant management attention that would otherwise be available for the ongoing development of our business. Moreover, we might never realize the anticipated benefits of any acquisitions. Future acquisitions could result in potentially dilutive issuances of equity securities, incurrence of debt, contingent liabilities or increased impairment or amortization expenses related to tangible and intangible assets.

Investment returns from our acquisition of other lodging properties, lodging companies and/or brands may be lower than anticipated.

     Even if we are able to successfully identify and acquire other lodging properties, lodging companies and/or brands, these new acquisitions may fail to perform as expected or we may be unable to make acquisitions on favorable terms. Additionally, we may underestimate the costs necessary to bring an acquired property up to the standards established for its intended market position or the costs to integrate an acquired lodging property, lodging company and/or brand with our existing operations. This can increase our operating costs and consequently reduce our earnings.

Integration of the Acquisition operations may be difficult and may lead to adverse effects.

     The success of the Acquisition will depend, in part, on our ability to realize the anticipated cost savings and growth opportunities from integrating the acquired limited service lodging business with our business. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the operations of the acquired business. The integration of a division of one company with and into another independent company is a complex, costly and time-consuming process. The difficulties of combining the operations of these companies include among others:

•	coordinating sales, distribution and marketing functions;

•	integrating information systems;

•	preserving the important licensing, distribution, marketing, customer and other relationships of the acquired business;

•	minimizing the diversion of management’s attention from ongoing business concerns;

•	preserving the business’ goodwill with its existing franchisees;

•	coordinating geographically separate organizations; and

•	successfully converting hotels from one brand to another brand.

     We may not accomplish this integration smoothly or successfully. The diversion of the attention of our management from our current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the Acquisition and adversely affect our other businesses.

We depend on our key personnel for the future success of our business and the loss of one or more of our key personnel could have an adverse effect on our ability to manage our business and implement our growth strategies, or could be negatively perceived in the capital markets.

     Our future success and our ability to manage future growth depend, in large part, upon the efforts and continued service of our senior management team. Although we have entered into an employment agreement with most of the members of our senior management team, there is no guarantee that they will remain employed with us. Our senior management team is particularly important to our future success due to their substantial experience in the lodging industry. On average, our senior management team members have over 25 years of experience in lodging and lodging related industries. It could be difficult for us to find replacements for our key personnel, as competition for such personnel is intense. The loss of services of one or more members of our senior management team could have an adverse effect on our ability to manage our business and implement our growth strategies. Further, such a loss could be negatively perceived in the capital markets, which could reduce the market value of our securities.

Changes in market conditions could adversely affect the market price of our securities.

     Similar to other securities, the market value of our securities depends, to a large extent, on various market conditions, which may change from time to time. Among the market conditions that may affect the market value of our securities are the following:

•	the extent of investor interest in us;

•	the attractiveness of our securities in comparison to other securities, including securities issued by other real estate based or lodging companies;

•	our financial performance; and

•	general stock and bond market conditions.

     The market value of our securities is based primarily upon the market’s perception of the lodging industry and our growth potential, including current and potential future earnings and cash flow, the value of our assets, including real estate and our brands, and our current debt levels. Additionally, if our future earnings are less than expected, it is likely that the market price of our securities will diminish.

Risks Related to Our Debt

The level of our indebtedness could adversely affect our financial health.

     As of December 31, 2004, we had a total indebtedness of approximately $925.6 million. Our indebtedness could have important consequences to holders of our securities. For example, it could:

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

Our senior credit facility contains certain financial covenants that we may not meet and, if violated, could limit our ability to continue to borrow under, or extend the maturity date of, our senior credit facility and, under certain circumstances, could accelerate the amount due under our senior credit facility and result in the acceleration of all of our outstanding indebtedness.

     We depend upon our senior credit facility for a portion of our operating funds. Our senior credit facility, which matures in April 2007, subjects us to certain financial covenants, and includes restrictions on our ability to engage in certain activities. Our debt securities also contain financial covenants, restrictions and limitations on our ability to incur indebtedness. Several factors, including the economic downturn, terrorist attacks and their aftermath and the military action in Iraq and its aftermath, had an adverse effect on the lodging industry during 2001 through 2003. Additional terrorist attacks, acts of war or similar events could have further material adverse effects on the lodging industry. Accordingly, there is a risk that we may not meet one or more of these financial covenants if similar events occur in the future. If we violate or fail to comply with any of the financial or other covenants in the senior credit facility or debt securities, there may be a material adverse effect on us. Most notably, we may be unable to borrow additional funds under our senior credit facility and the outstanding debt under our senior credit facility and debt securities could become immediately due. If we are unable to satisfy a covenant under our senior credit facility, we would request a waiver or amendment from our bank group. If the lenders under our senior credit facility did not agree to such a waiver or amendment, an event of default thereunder would occur and the outstanding debt under our senior credit facility could become immediately due, which in turn could result in the acceleration of all of our outstanding indebtedness.

We may have to rely on external sources of capital to repay our debt and to pursue our strategic objectives and, if we are unable to access such external sources of capital, we may be delayed in implementing capital improvements or in pursuing our growth strategy, which could reduce our revenue or operating income.

     We may have to rely on third party sources of capital in order to repay our debt, fund capital expenditures and otherwise pursue our strategic objectives. These external sources of capital may or may not be available on favorable terms or at all. Our access to third party sources of capital depends upon a number of factors, including general market conditions, the market’s perception of our growth potential and risk characteristics of our underlying business operations, our overall debt levels, our current and potential future earnings and cash flow and the market price of our securities. Moreover, additional equity offerings may result in the substantial dilution of our shareholders’ interests and additional debt financings may further leverage us. If we are unable to access third party sources of capital on terms favorable to us, we may be delayed in implementing capital improvements or in pursuing our growth strategy, which could reduce our revenue or operating income.

Rising interest rates would increase our interest costs and reduce our earnings.

     We may incur indebtedness that bears interest at variable rates. Accordingly, if we do incur such indebtedness and short-term interest rates increase, so will our interest costs, which would adversely affect our earnings, cash flow, ability to service debt and ability to re-invest in our operations. We may also incur indebtedness that bears interest at fixed rates. If future long-term rates increase prior to such debt issuance, our interest expense would be higher.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors, including those that are beyond our control, and if we are not able to raise or generate sufficient amounts of cash, we will not be able to pay our indebtedness.

     Our ability to make debt service payments, to refinance our indebtedness and fund planned capital expenditures, marketing, franchising and development activity will depend on our ability to generate cash in the future. Our ability to generate cash, to a certain extent, is, among other things, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

     If our business does not generate sufficient cash flow from operations or future borrowings are not available to us under our senior credit facility or otherwise in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before maturity. However, we may be unable to refinance any of our indebtedness, including our senior credit facility, on commercially reasonable terms or at all. In that case, we will not be able to repay our indebtedness. Our failure to make the required interest and principal payments on our indebtedness would result in an event of default under our senior credit facility, which may result in the acceleration of all of our outstanding indebtedness.

Risks Associated With Our Investment In Real Estate

Our business is subject to risks associated with real estate investments.

     Because we own hotels and own and lease other real property generally affiliated with or adjacent to our hotels, we are subject to the risks that generally relate to investments in real property. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, as well as the expenses incurred. In addition, a variety of other factors, many of which are beyond our control, affect income from properties and real estate values, including:

•	changes in national economic conditions;

•	changes in local economic conditions and neighborhood characteristics;

•	changes in interest rates;

•	changes in the availability, cost and terms of loans;

•	the impact of present or future environmental legislation and compliance with environmental laws;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in other operating expenses;

•	increases in the real property taxes that we pay;

•	failure of our tenants to perform their obligations under their leases;

•	adverse changes in governmental rules and fiscal policies;

•	condemnation and adverse changes in zoning laws;

•	civil unrest, war or terrorist attacks;

•	acts of God, including earthquakes, hurricanes, floods, winter storms and other natural disasters (that may result in uninsured losses); and

•	other factors.

     Any of these factors could impact the amount of income earned and capital appreciation generated by a hotel property, as well as expenses incurred. For example, from time to time we evaluate our hotels to determine whether renovation or ongoing maintenance work is required. For the year ended December 31, 2004, we expended approximately $31.9 million for capital improvements related to our lodging properties and we expect to undertake more renovations in the future. Renovations to our hotels may be expensive and may require us to close all or a portion of the hotels to customers during such renovations. As a result, renovations may increase our expenses and reduce our cash flows and our revenues.

     Our other operating expenses are primarily comprised of property taxes and insurance expense. As a result of the Acquisition, we currently anticipate these expenses will increase in proportion to the number of hotels acquired in the Acquisition. The assessed values of some of the acquired properties may also be increased, resulting in higher property taxes in the future. Additionally, property taxes may increase as a result of changes in tax laws and insurance premiums may increase.

     We have leasing arrangements with various tenants who operate restaurants on our properties. The terms of these leases vary between one year and over fifteen years. For the year ended December 31, 2004, the leases generated approximately $4.7 million, or approximately 1% of our total revenues. If these leasing arrangements terminate, there is no guarantee that we will be able to enter into other arrangements on similar terms.

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

     Environmental problems are possible and can be costly. It could be discovered that some of our properties are not in compliance with applicable environmental laws. Additionally, under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or responsibility, simply because of our current or past ownership or operation of those particular real estate properties. If unidentified environmental problems arise, we may have to make substantial payments, which could significantly increase our operating costs and reduce our earnings because:

•	as owner or operator, we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;

•	environmental laws typically impose clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;

•	even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs; and

•	governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs.

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

The presence of mold at some of our properties has required us to undertake a remediation program to remove the mold from the affected properties. With the exception of one hotel property, the cost of remediation to date has not been material. However, remediation costs may substantially increase if there is mold in our other properties, including in the properties acquired as part of the Acquisition, or if costs related to mold such as legal and insurance expense continue to increase rapidly, which could significantly increase our operating costs and reduce our earnings.

Risks Associated with LQ Properties and its Status as a REIT

Failure of LQ Properties to qualify as a REIT would cause it to be taxed as a corporation, which would expose us to serious tax consequences and could substantially reduce any funds available for payment of dividends to holders of class B common stock.

     If LQ Properties fails to qualify as a REIT for U.S. federal income tax purposes, it will be taxed as a corporation with the attendant consequences described below. While we intend to operate LQ Properties in a manner that will allow it to continue to qualify as a REIT, we cannot assure you that LQ Properties is qualified as such, or that it will remain qualified as such in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), as to which there are only limited judicial and administrative interpretations, and involves the determination of facts and circumstances not entirely within our control. The complexity of the Code provisions governing REITs is greater in the case of a REIT that owns hotels and leases them to a corporation of which it is a subsidiary. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.

     If LQ Properties fails to qualify as a REIT, we could face adverse tax consequences that could substantially reduce, or possibly eliminate, our available funds for, among other things, payment of dividends to holders of class B common stock for each of the years involved because LQ Properties:

•	would not be allowed a deduction for any dividends paid to shareholders in computing its taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless entitled to relief under statutory provisions, could not elect to be subject to tax as a REIT for four taxable years following the year that it was disqualified.

LQ Properties is subject to some taxes even if it qualifies as a REIT.

     Even if LQ Properties qualifies as a REIT, it is subject to some federal, state and local taxes on its income and property. For example, LQ Properties pays taxes on certain undistributed income and is subject to a 100% tax on net income derived from “prohibited transactions.” LQ Properties may also be taxed on all or a portion of the gain recognized from the sale of lodging assets acquired from its predecessor as a result of the La Quinta merger (July 1998). LQ Properties is also subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by LQ Properties with respect to any calendar year are less than the sum of:

•	85% of LQ Properties’ ordinary income for that year;

•	95% of LQ Properties’ capital gain net income for that year; and

•	100% of LQ Properties’ undistributed income from the prior year.

     Additionally, LQ Properties’ income derived from properties located in some states may be subject to local taxes.

LQ Properties may need to borrow money in the future to meet its minimum distribution requirements and to continue to qualify as a REIT.

     LQ Properties’ ability to make distributions to shareholders could be adversely affected by increased debt service obligations if it needs to borrow money in the future in order to maintain its REIT qualification. For example, differences in timing between when LQ Properties receives income and when it has to pay expenses could require LQ Properties to borrow money to meet the minimum distribution requirements applicable to REITs. The incurrence of large expenses also could cause LQ Properties to need to borrow money to meet this requirement. LQ Properties might need to borrow money for these purposes even if we believe that market conditions are not favorable for such borrowings. However, there is no assurance that we will be able to obtain additional money or that we may borrow such money on favorable terms.

LQ Properties may lose or be restricted in its use of its net operating losses.

     As of December 31, 2004, LQ Properties and its taxable REIT subsidiaries had net operating loss (“NOL”) carryforwards of approximately $178.3 million, of which approximately $154.6 million is available to reduce amounts otherwise required to be distributed by LQ Properties to its shareholders to maintain its REIT status. LQ Properties’ ability to utilize those NOLs could be limited in the event that the Internal Revenue Service, or IRS, successfully challenges the calculation of the NOLs in prior years or if it does not generate sufficient income to be offset by the NOLs prior to the expiration of the NOLs. A reduction in LQ Properties’ NOLs would result in a corresponding increase in its REIT distribution requirements. It is possible that the amount of any under distribution for a taxable year could be corrected with a “deficiency dividend” as defined in Section 860 of the Code, however, interest may also be due to the IRS on the amount of this under distribution.

     LQ Properties’ future use of NOLs for tax purposes could be substantially limited if an “ownership change,” as defined under Section 382 of the Code were to occur. To the extent the NOL carryforwards cannot be fully utilized under these limitations within the carryforward periods, the NOL carryforwards will expire unutilized. Accordingly, after any ownership change, LQ Properties’ ability to use its NOLs to reduce or offset taxable income would be substantially limited or not available under Section 382. In general, a company reaches the “ownership change” threshold if the “5% shareholders” increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points. The ownership interest is measured in terms of total market value of a company’s capital stock. LQ Properties is not aware of any acquisition of shares of its capital stock that has created an “ownership change” under Section 382. Since the change in ownership rules applicable to NOLs apply to shareholders owning 5% or more of the stock of a corporation, and the ownership limitations in LQ Properties’ charter apply only to interests in excess of 9.9%, it is possible to have an ownership change for purposes of limiting the use of LQ Properties’ NOLs.

     If LQ Properties is required to make taxable income distributions to its shareholders to satisfy required REIT distributions, all or a substantial portion of these distributions, if any, may require the borrowing of additional funds or be in the form of non-cash dividends. There can be no assurance that it will be able to borrow additional funds at that time or that such non-cash dividends would satisfy the REIT distribution requirements and, as such, it could lose its REIT status or may not be able to satisfy its obligations under the operative documents evidencing its debt.

Risks Relating to an Investment in our Paired Common Shares

Provisions of our charters and bylaws could inhibit changes in control that could be beneficial to our shareholders.

     Certain provisions of our charters and bylaws may delay or prevent a change in control or other transactions that could provide our shareholders with a premium over the then-prevailing market price of their paired common shares or that might otherwise be in their best interest. In addition to staggered boards of directors, our charters generally prohibit ownership, directly, indirectly or beneficially, by any single shareholder of more than 9.9% of our equity stock. We refer to this limitation as the “ownership limit.” Our boards of directors may waive or modify the ownership limit with respect to one or more persons if they are satisfied that ownership in excess of this limit would not jeopardize LQ Properties’ status as a REIT for federal income tax purposes. Shares owned in violation of the ownership limit will be treated as “excess stock” and will be subject to loss of rights to distributions and voting and other penalties. The ownership limit may also have the effect of inhibiting or impeding a change in control. These restrictions on transferability and ownership also will not apply if our boards of directors determine that it is no longer in the best interest of LQ Properties to attempt to qualify, or to continue to qualify, as a REIT.

There is a possibility that there will be amendments to or elimination of the pairing arrangement, which may, in turn, impact LQ Properties’ status as a REIT.

     Each share of common stock of LQ Corporation is attached to and trades together with the class B common stock of LQ Properties. Under LQ Corporation’s and LQ Properties’ charters, the respective board of directors may modify or eliminate this pairing arrangement without the consent of its respective shareholders at any time if that board of directors no longer deems it in the best interests of LQ Corporation and LQ Properties, as the case may be, for their shares to continue to be attached and trade together. At this time, neither board of directors has determined the circumstances under which the pairing arrangement would be terminated. However, circumstances that the respective board might consider in making such a determination may include, for example, the enactment of legislation that would significantly reduce or eliminate the benefits of our current structure. With respect to such determination, the respective board of directors must fulfill at all times its respective fiduciary duties and, therefore, it is not possible to predict at this time the future circumstances wherein the respective board of directors would terminate the pairing arrangement.

     If the La Quinta boards of directors were to terminate the pairing arrangement, LQ Properties’ status as a REIT may also be terminated, subjecting its taxable income to federal taxation at regular corporate rates, which could reduce our earnings.

The class B common stock may be redeemed for nominal value at any time, subject to certain important limitations.

     LQ Properties may redeem the class B common stock for nominal value provided that the class B common stock remains paired with the common stock of LQ Corporation and that no additional shares of class B common stock are outstanding and unpaired. Although in form such redemption price is nominal, the redemption mechanic is designed to cause the holders of the class B common stock to transfer such stock to LQ Corporation as a capital contribution, with a corresponding increase in the value of their existing common stock of LQ Corporation. LQ Properties may exercise its redemption right at any time. Accordingly, the class B common stock could be redeemed before holders of the class B common stock receive any dividends.

LQ Properties’ Board of Directors could terminate LQ Properties’ status as a REIT and LQ Properties’ taxable income would then be subject to federal income taxation resulting in an increase to its liabilities for taxes.

     LQ Properties’ board of directors could terminate LQ Properties’ status as a REIT without the consent of its shareholders. Under LQ Properties’ charter, the board of directors of LQ Properties may terminate its REIT status at any time if the board of directors no longer deems it in the best interests of LQ Properties to continue to qualify under the Code as a REIT. The board of directors of LQ Properties has not yet determined the circumstances under which LQ Properties’ status as a REIT would be terminated. However, circumstances that the board may consider in making such a determination may include, for example:

•	the enactment of new legislation that would significantly reduce or eliminate the benefits of being a REIT; or

•	LQ Properties no longer being able to satisfy the REIT requirements.

     With respect to this determination, the board of directors must fulfill at all times its fiduciary duties and, therefore, it is not possible to predict at this time the future circumstances wherein the board of directors would terminate LQ Properties’ status as a REIT.

     If LQ Properties’ REIT status is terminated, its taxable income will be subject to federal income taxation (including any applicable alternative minimum tax) at regular corporate rates. Although LQ Properties had, as of December 31, 2004, federal NOL carryforwards of approximately $178.3 million that may be available to reduce its taxable income, its liabilities for taxes would increase if it no longer qualifies as a REIT.

Because we do not currently pay dividends on our paired common shares, shareholders will primarily benefit from an investment in our paired common shares only if they appreciate in value.

     We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends on our paired common shares in 2005. As a result, the success of an investment in our paired common shares will depend substantially upon future appreciation. There is no guarantee that our paired common shares will appreciate in value or maintain their current value.

ITEM 3. LEGAL PROCEEDINGS

     Incorporated by reference to the description of legal proceedings in Note 15, “Commitments and Contingencies,” in the notes to the financial statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A. OUR EXECUTIVE OFFICERS

     We have provided information about our executive officers in this Item 4A of this Joint Annual Report. We also encourage you to refer to LQ Corporation’s proxy statement for its 2005 annual meeting of shareholders, which will be filed with the SEC within 120 days following our fiscal year-end.

     The following information relative to LQ Corporation and LQ Properties’ executive officers is given as of March 1, 2005:

		Position with	Position with
Name	Age	LQ Corporation	LQ Properties
Francis W. Cash	62	Chairman, Chief Executive Officer and Director	Chairman, Chief Executive Officer and Director

David L. Rea	44	President and Chief Operating Officer	President and Chief Operating Officer

Wayne B. Goldberg	44	Executive Vice President, Operations	—

Rufus K. Schriber	60	Executive Vice President, Sales and Marketing	—

A. Brent Spaeth	54	Executive Vice President, Corporate Administration	—

Alan L. Tallis	58	Executive Vice President and Chief Development Officer	Executive Vice President and Chief Development Officer

Sandra K. Michel	47	Senior Vice President, General Counsel & Secretary	Senior Vice President, General Counsel & Secretary

A. John Novak	52	Senior Vice President and Chief Information Officer	—

Noel E. Ferguson	54	Vice President, Human Resources	—

Mark W. Osterberg	54	Vice President and Chief Accounting Officer	Vice President and Chief Accounting Officer

     Francis W. Cash, age 62, has been Chief Executive Officer and a director of LQ Corporation and LQ Properties since April 2000. He was named Chairman of the Board of Directors of LQ Corporation and LQ Properties in September 2004. Mr. Cash also served as President of LQ Corporation and LQ Properties from April 2000 until February 2005 and as the Treasurer of LQ Corporation from April 2000 until June 2000. Mr. Cash was the Chairman of the Board, Chief Executive Officer, President and a director of Mariner Post-Acute Network, Inc., a health care service provider, from September 1999 until March 2000. From 1995 to 1999, Mr. Cash served as President and Chief Executive Officer of Red Roof Inns, Inc., a lodging company. He also served as Chairman of the Board of Red Roof Inns from 1996 to 1999. Prior to his service at Red Roof Inns, Mr. Cash served as President, Chief Operating Officer and a director of NovaCare, Inc., a provider of physical rehabilitation services, from 1992 to 1995. Prior to that, Mr. Cash served in a number of senior executive positions for 18 years at Marriott International, Inc., a lodging and services company, including President of Marriott Service Group. Mr. Cash is a director of Schneider National Inc., a provider of transportation, logistics and related services, and a member of the Board of Trustees of Southern Virginia University.

     David L. Rea, age 44, has been President and Chief Operating Officer of LQ Corporation and LQ Properties since February 2005. He previously served as Executive Vice President and Chief Financial Officer of LQ Corporation and LQ Properties from June 2000 until February 2005. Mr. Rea also served as the Treasurer of LQ Corporation and of LQ Properties from June 2000 to January 2002. Prior to joining La Quinta, Mr. Rea served as Chief Financial Officer of the start-up e-commerce company, SingleSourceIT.com. Prior to that, he was with Red Roof Inns, Inc. from 1996 through 1999, where he served in various roles, including Executive Vice President, Chief Financial Officer and Treasurer. From 1995 through 1996, he served as Vice President of Finance at DeBartolo Realty Corporation. From 1986 through 1995, Mr. Rea held various investment management related positions with T. Rowe Price Associates, an investment firm.

     Wayne B. Goldberg, age 44, has been Executive Vice President of Operations of LQ Corporation since February 2005 and previously served as Senior Vice President of Operations of LQ Corporation from October 2001 to February 2005. Prior to that, Mr. Goldberg was Group Vice President of Operations from July 2000 to October 2001. Prior to joining LQ Corporation, Mr. Goldberg was Chief Operating Officer for Bridge Street Accommodations, a lodging company, and spent over 22 years at Red Roof Inns, Inc. serving in various roles, including: Group Vice President, District Vice President, Regional Manager, Area Manager and General Manager.

     Rufus K. Schriber, age 60, has been Executive Vice President, Sales and Marketing of LQ Corporation since September 2003. Prior thereto, he served as the Executive Vice President of Marketing and Brand Positioning since November 2002. From May 2000 through October 2002, Mr. Schriber served as a marketing consultant with the consulting firm Still Pond Enterprises, Inc. Prior to that time, he spent 15 years serving in various positions, including Executive Vice President, Marketing and Brand Management, at Marriott International, Inc., a lodging and services company.

     A. Brent Spaeth, age 54, has been Executive Vice President, Corporate Administration, of LQ Corporation since February 2005 and previously served as Senior Vice President of Human Resources and Administration of LQ Corporation from October 2001 to February 2005. Prior to that, Mr. Spaeth was Group Vice President of Operations from August 2000 to October 2001. Mr. Spaeth has been with LQ Corporation since 1989. He has served in various roles including Regional Vice President and Divisional Vice President at La Quinta. He formerly held various property and regional operations positions with Drury Industries, Inc., and Mid-America Hotels, each a lodging company.

     Alan L. Tallis, age 58, has been Executive Vice President and Chief Development Officer of LQ Corporation and LQ Properties since July 2000. He previously served in various executive positions with LQ Corporation from 1980 to 1992. Prior to returning to LQ Corporation in 2000, Mr. Tallis served as Executive Vice President-Development and General Counsel of Red Roof Inns, Inc. and Managing Director of Tallis & Associates, a consulting firm.

     Sandra K. Michel, age 47, has been Senior Vice President and General Counsel of LQ Corporation since December 2001 and Secretary of LQ Corporation since January 2002. Ms. Michel also serves as Senior Vice President, General Counsel and Secretary of LQ Properties. Prior to joining La Quinta, Ms. Michel served as General Counsel and Secretary of Sunterra Corporation, a vacation ownership (timeshare) company, from June 2000 through April 2001 and Deputy General Counsel and Assistant Secretary from August 1999 through June 2000. Prior to that, Ms. Michel served as Senior Counsel to W.R. Grace & Co. from 1991 to 1999, assuming the role of Assistant Secretary in 1998. Ms. Michel was an attorney in private practice with nationally recognized firms from 1980 through 1991.

     A. John Novak, age 52, has been Senior Vice President and Chief Information Officer of LQ Corporation since January 2001. Prior to joining LQ Corporation, Mr. Novak was Senior Vice President and Chief Information Officer for Resort Condominiums International (RCI), a vacation (timeshare) exchange organization, beginning in April 1999. He served as Vice President of Lodging Property Systems for Marriott International from 1996 to 1999. Mr. Novak also served as Vice President of

Resorts and Sales Systems for Walt Disney World Company, an entertainment company, from 1990 until 1996.

     Noel E. Ferguson, age 54, has been Vice President, Human Resources, for LQ Corporation since October 2003. From May 2002 until October 2003, he served as a human resources consultant for LQ Corporation. Prior to joining LQ Corporation, Mr. Ferguson was self-employed from 1996 to October 2003, focusing on human resources consulting and entrepreneurial ventures. From 1985 to 1996, he served in various positions for Marriott International, Inc. and its subsidiaries and successor companies, including as Senior Vice President, Human Resources and Quality Programs, for Host Marriott Services Corporation. In June 2000, a privately-held limited liability company, operating a restaurant and brew pub, for which Mr. Ferguson was a managing member, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. In September 2002, as a result of claims related to his personal guarantee of certain obligations of that company, Mr. Ferguson also filed for protection under the U.S. Bankruptcy Code.

     Mark W. Osterberg, age 54, joined LQ Corporation as Vice President and Chief Accounting Officer in November 2004. Mr. Osterberg also serves as Vice President and Chief Accounting Officer of LQ Properties. Prior to joining LQ Corporation, from 2002 to 2004, Mr. Osterberg was a financial and business process consultant. From February to April 2004, Mr. Osterberg also served as Vice President and Comptroller for Kansas City Southern. During 2000 and 2001, he was Chief Financial Officer of Sun Country Airlines. Sun Country Airlines entered U.S. bankruptcy proceedings in January 2002. He served as Chief Financial Officer of Norton Motorcycles, a development stage enterprise, and its predecessor, from 1998 to 2000. From 1990 to 1998, Mr. Osterberg served as Vice President – Chief Accounting Officer for Northwest Airlines Corporation. From 1984 to 1989, he held various positions of increasing responsibility with Braniff, Inc., including Senior Vice President – Finance and Controller. Mr. Osterberg was also employed by Deloitte Haskins & Sells (now Deloitte & Touche LLP), an independent accounting firm, for nine years.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock

     Market Information. The term “paired shares” means the shares of common stock, par value $0.01 per share, of LQ Corporation that are attached and trade as a single unit with the shares of class B common stock, par value $0.01 per share, of LQ Properties. Our paired shares trade on the NYSE under the symbol “LQI.” The following table sets forth, for the periods shown, the high and low sales prices for our paired shares, as reported on the NYSE Composite Tape:

	2004
Quarter	High	Low
First	$7.98	$6.28
Second	$8.40	$6.91
Third	$8.80	$6.80
Fourth	$9.26	$7.52

	2003
Quarter	High	Low
First	$4.63	$2.96
Second	$4.73	$2.90
Third	$6.45	$4.17
Fourth	$6.64	$5.55

     LQ Properties’ class A common stock currently is held by LQ Corporation and has never been publicly traded.

     Holders of Record. As of February 28, 2005, there were approximately 4,500 record holders of our paired shares and LQ Corporation was the only holder of LQ Properties’ class A common stock.

     Dividends. In order to qualify for the beneficial tax treatment accorded to REITs, LQ Properties is generally required each year to distribute to its preferred and common shareholders at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding any net capital gain. During 2004, LQ Properties paid $225 million in dividends to LQ Corporation, the sole holder of its class A common stock. In addition, its consolidated subsidiary, La Quinta Worldwide, LLC (“LQ Worldwide”), made periodic proportional distributions totaling approximately $3.6 million to LQ Corporation, which holds a 40.6% interest in LQ Worldwide. In connection with the Reorganization, LQ Properties’ shareholders approved the terms of LQ Properties’ class B common stock, which provide that no dividends will be paid on LQ Properties’ class B common stock prior to 2005. Commencing in 2005, LQ Properties may begin paying dividends on its class B common stock of up to $0.10 per share per annum in preference to payment of dividends on shares of its class A voting common stock that is presently held by LQ Corporation. There is not any requirement to pay dividends on LQ Properties class B common stock at any time and unpaid dividends on LQ Properties’ class B common stock do not accumulate from year-to-year. Future dividends may be declared at the discretion of our boards of directors and will depend upon cash flow, our financial condition, our capital requirements, the annual distribution requirements under the REIT provisions of the Code, and other factors that our boards of directors may deem relevant. We do not expect to pay any dividends on the class B common stock or the LQ Corporation common stock in 2005. Our boards of directors may modify our dividend policy from time to time. Distributions by us to the extent of our current earnings and profits for federal income tax purposes are generally taxable to shareholders as ordinary dividend income. Distributions in excess of earnings and profits are generally treated as non-taxable return of capital to the extent of a shareholder’s basis in the paired common shares. A return of capital distribution has the effect of deferring taxation until a shareholder’s sale of the paired common shares.

Our Series A Preferred Stock

     Market Information. LQ Properties has 8.0 million depositary shares issued and outstanding (the “Series A Depositary Shares”). Each Series A Depositary Share represents one-tenth of a share of 9% Series A Cumulative Redeemable Preferred Stock, par value of $0.10 per share (“Series A Preferred Stock”). LQ Properties’ Series A Depositary Shares trade on the NYSE under the symbol “LQIPR.”

     The following table sets forth, for the periods shown, the high and low sales prices for the Series A Depositary Shares:

	2004
Quarter	High	Low
First	$25.89	$25.10
Second	$25.90	$24.30
Third	$26.05	$24.95
Fourth	$25.92	$25.26

	2003
Quarter	High	Low
First	$24.10	$19.80
Second.	$24.95	$20.92
Third	$25.22	$24.13
Fourth.	$25.68	$24.95

     Holders of Record. There were approximately 180 holders of record of LQ Properties’ Series A Depositary Shares as of February 28, 2005.

     Dividends. For the years ended December 31, 2004 and 2003, LQ Properties paid quarterly cash dividends to holders of its Series A Depositary Shares equal to $0.5625 per share, or $2.25 per share annually.

Issuer Purchases of Equity Securities

     The following table sets forth information regarding equity securities repurchased by us during the fourth quarter of 2004:

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
	Total Number of		Shares (or Units)	Approximate Dollar Value) of
	Shares (or	Average Price	Purchased as Part of	Shares (or Units) that May
	Units)	Paid per Share	Publicly Announced	Yet Be Purchased Under the
Period	Purchased(1)	(or Unit)(2)	Plans or Programs	Plans or Programs(3)
October 1-31, 2004	—	—	—	$10.9 million
November 1-30, 2004	32,498	$7.99	—	10.9 million
December 1-31, 2004	—		—	10.9 million

Total	32,498	$7.99	—	$10.9 million

(1)	The shares were purchased from our non-executive employees in connection with the vesting of restricted paired shares granted under our stock option plan and were made in connection with satisfying tax withholding obligations of those non-executive employees. These shares were not purchased as part of our publicly announced share repurchase program.

(2)	The price paid for the paired shares was the closing price of the paired shares on the vesting date.

(3)	Our board of directors previously approved a $20 million share repurchase program to allow us to repurchase common and/or preferred stock in the open market or in privately negotiated transactions. We did not repurchase any equity securities under the program during the year ended December 31, 2004. As of December 31, 2004, we had repurchased approximately $9.1 million (or 1.9 million shares) and could repurchase up to approximately $10.9 million of our equity securities under our share repurchase program.

ITEM 6. SELECTED FINANCIAL AND OTHER DATA

     The following tables set forth, among other information, selected financial information for LQ Corporation on a consolidated basis with its controlled subsidiary LQ Properties and LQ Properties on a consolidated basis. All significant intercompany balances and transactions have been eliminated in consolidation. This information is based on and should be read in conjunction with the information set forth in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto appearing elsewhere in this Joint Annual Report.

LA QUINTA CORPORATION

Selected Financial Information

	Years Ended December 31,
	2004	2003(a)	2002(a)	2001(a)	2000(a)
		(In thousands, except per share data)
Operating Data:
Revenue	$593,179	$515,141	$520,824	$625,696	$791,282
Loss before preferred stock dividends, discontinued operations and cumulative effect of change in accounting principle	(46,842)	(79,291)	(239,797)	(283,036)	(334,142)
Preferred stock dividends	—	—	—	(18,000)	(18,000)

Loss before discontinued operations and cumulative effect of change in accounting principle	(46,842)	(79,291)	(239,797)	(301,036)	(352,142)
Income (loss) from discontinued operations, net	2,303	(4,471)	(19,598)	(180)	(14)
Cumulative effect of change in accounting principle, net	—	—	(248,358)	856	—

Net loss	$(44,539)	$(83,762)	$(507,753)	$(300,360)	$(352,156)

EARNINGS PER SHARE—BASIC AND ASSUMING DILUTION
Loss before discontinued operations and cumulative effect of change in accounting principle	$(0.26)	$(0.55)	$(1.68)	$(2.11)	$(2.48)
Net loss	$(0.25)	$(0.58)	$(3.55)	$(2.10)	$(2.48)

Cash Flow Data:
Cash provided by operating activities	$131,390	$83,236	$100,268	$150,085	$234,208
Cash (used in) provided by investing activities	$(350,863)	$(86,976)	$74,066	$572,551	$819,643
Cash (used in) provided by financing activities	$(4,251)	$321,724	$(302,534)	$(624,326)	$(1,022,052)

Balance Sheet Data:
Property and equipment, net	$2,464,427	$2,143,749	$2,293,147	$2,522,339	$3,151,039
Total assets	2,810,465	2,805,794	2,603,906	3,215,450	4,100,254
Indebtedness	925,617	895,154	721,084	999,749	1,596,349
Minority interest (b)	205,856	206,031	206,450	6,657	6,611
Total liabilities	1,214,908	1,183,229	1,084,169	1,184,230	1,770,832
Total shareholders’ equity	1,389,701	1,416,534	1,313,287	2,024,563	2,322,811

(a)	Certain reclassifications have been made to the 2003, 2002, 2001 and 2000 presentation to conform to the presentation of the financial position and results of operations as of and for the year ended December 31, 2004.

(b)	Includes $200 million of liquidation preference on preferred stock in 2004, 2003 and 2002.

LA QUINTA PROPERTIES, INC.

Selected Financial Information

	Year ended December 31,
	2004	2003(a)	2002(a)	2001(a)	2000(a)
		(In thousands, except per share data)
Operating Data:
Revenue	$211,101	$216,771	$242,454	$370,675	$512,329
(Loss) income before discontinued operations and cumulative effect of change in accounting principle	(37,087)	(60,983)	23,858	(180,953)	(270,542)
Income (loss) from discontinued operations, net	3,715	(7,353)	(19,021)	(579)	(2,123)
Cumulative effect of change in accounting principle, net	—	—	(248,358)	856	—

Net loss	(33,372)	(68,336)	(243,521)	(180,676)	(272,665)
Preferred stock dividends	(18,000)	(18,000)	(18,000)	(18,000)	(18,000)

Net loss attributable to common shareholders	$(51,372)	$(86,336)	$(261,521)	$(198,676)	$(290,665)

Cash Flow Data:
Cash provided by (used in) operating activities	$115,857	$(92,433)	$82,427	$138,779	$232,728
Cash (used in) provided by investing activities	$(198,140)	$(69,727)	$89,331	$583,359	$832,864
Cash (used in) provided by financing activities	$(112,385)	$382,651	$(301,126)	$(624,194)	$(1,032,392)

Balance Sheet Data:
Property and equipment, net	$2,302,136	$2,079,834	$2,226,613	$2,449,995	$3,114,458
Total assets	2,458,146	2,691,393	2,645,920	3,290,963	4,072,091
Indebtedness	925,617	895,154	721,084	999,749	1,596,349
Minority interest	25,027	26,309	27,514	—	6,611
Total liabilities	999,674	957,225	812,359	1,122,946	1,699,892
Total shareholders’equity	1,433,445	1,707,859	1,806,047	2,168,017	2,365,588

(a)	Certain reclassifications have been made to the 2003, 2002, 2001 and 2000 presentation to conform to the presentation of the financial position and results of operations as of and for the year ended December 31, 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion together with the financial statements and notes thereto appearing elsewhere in this Joint Annual Report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors. You should read the sections of this Joint Annual Report under the section “Items 1 and 2—Description of Our Business and Our Properties—Certain Factors You Should Consider About Our Companies, Our Businesses and Our Securities.” We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or other changes, including those set forth in this Joint Annual Report.

Overview

     La Quinta is one of the largest owner/operators of limited service hotels in the United States. We strive to offer hotels that attract both business and leisure travelers seeking consistently clean and comfortable rooms that generally are comparable to those of mid-priced, full service hotels, but at lower average room rates. We believe that by generally not providing full service, management-intensive facilities and services, such as in-house restaurants, cocktail lounges or room service, that typically carry high fixed costs and produce low margins, we are able to deliver a product that satisfies our customers’ needs and price expectations, while also permitting us to focus on the higher-margin nature of our business of renting clean and comfortable hotel rooms to our guests.

     Over the last five years we have undergone significant financial and strategic changes. In January 2000, we began a strategy of divesting our non-lodging real estate assets in order to focus on our lodging business. As a result of that change in strategy, we replaced substantially all of our senior management with executives who have, on average, over 25 years of experience in lodging and lodging-related industries. Over the last five years our management has improved the operations of our lodging business, including increasing revenue per available room, or RevPAR, reducing hotel level costs and introducing our franchising program. From 2000 through 2002, we also sold approximately $1.8 billion of our non-lodging assets, applying the proceeds from these sales to reduce our outstanding indebtedness, thereby strengthening our balance sheet.

     On January 2, 2002, we completed the reorganization of our companies (the “Reorganization”), whereby LQ Properties became a subsidiary controlled by LQ Corporation while continuing its status as a real estate investment trust, or REIT. As a result of this Reorganization, each share of common stock of LQ Corporation is now attached to and trades as a single unit with a share of LQ Properties’ class B common stock. The Reorganization was accounted for as a reorganization of two companies under common control with no revaluation of the assets and liabilities of the two companies. We implemented the Reorganization in response to federal tax legislation which made it difficult for us to maintain our former status as a “grandfathered” paired share REIT while pursuing our objective to improve, expand and diversify our lodging real estate assets and lodging business as a whole.

     In September 2004, we acquired substantially all the assets of the limited service lodging division of The Marcus Corporation (the “Acquisition”), including 90 Baymont Inn & Suites (including one management contract), seven Woodfield Suites and one Budgetel Inn. In addition, we acquired all the trade rights associated with the Baymont, Woodfield Suites and Budgetel brands, and the Baymont franchise system of 87 hotels. In December 2004, we acquired three additional hotels that have been or will be converted to our brands.

     La Quinta derives its revenue by owning and operating hotels under our proprietary La Quinta, Baymont, Woodfield Suites and Budgetel brands. In addition, we franchise our La Quinta and Baymont brands to independent owner/operators. Our trade names and trademarks include La Quinta®, La Quinta Inns®, La Quinta Inn & Suites®, Baymont®, Baymont Inn & Suites®, Woodfield®, Woodfield Suites®, Budgetel®, Returns®, and Guest Ovations®. As of December 31, 2004, our system of owned, managed and franchised hotels contained 592 hotels, representing approximately 65,000 rooms located across the U.S. and 50 rooms in Canada. As of December 31, 2004, we owned and operated 374 hotels, representing approximately 46,000 rooms, and our franchisees operated 218 hotels, representing approximately 19,000 rooms (including one managed Baymont Inn & Suites representing 97 rooms), under our brands.

     Our growth strategy includes improving the profitability of our existing company owned hotels, furthering the expansion of our La Quinta and Baymont brands through franchising, and investing a portion of our available capital in the lodging business including, but not limited to, the acquisition of other lodging assets and/or brands. We believe that we benefit from certain competitive strengths that assist us in implementing our growth strategy, including significant brand awareness, operational expertise, experienced management team, capital structure and strong infrastructure.

     We also believe the overall lodging industry environment today is positive. In 2001, the U.S. lodging industry experienced a substantial downturn as a result of a slowing national economy and the impact on the U.S. of the terrorist attacks on September 11, 2001, as well as the aftermath. Toward the end of 2003, however, year-over-year RevPAR changes turned positive for the industry as leisure travel began to increase. Based on data provided by Smith Travel Research, RevPAR in the U.S. lodging industry experienced a year-over-year increase of 7.8% in 2004, as leisure travel continued to increase and was accompanied by improvement in business travel.

Key Indicators of Financial Condition and Operating Performance

     We use a variety of financial and other information in monitoring the financial condition and operating performance of our business. Some of this information is financial information that is prepared in accordance with accounting principles generally accepted in the U.S., or GAAP, while other information may be financial in nature and may not be prepared in accordance with GAAP. Our management also uses other information that may not be financial in nature, including statistical information and comparative data. Our management uses this information to measure the performance of individual hotel properties, groups of hotel properties within a geographic region and/or our business as a whole. Historical information is periodically compared to our internal budgets as well as against industry-wide information. We use this information for planning and monitoring our business, as well as in determining employee compensation.

Operating Statistics

     Average Daily Rate (“ADR”), Occupancy Percentage and RevPAR. Room revenue comprises approximately 93% of our revenues and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms. RevPAR, which is the result of the combined impact of ADR and occupancy, is another important statistic for monitoring operating performance at the individual hotel property level and across our business as a whole. RevPAR performance is evaluated on an absolute basis, with comparison to budgeted and prior period performance, as well as on a company wide and regional basis. Additionally, RevPAR performance is compared and tracked against industry data for our defined competitive set within each local market as aggregated by Smith Travel Research.

     Our ADR, occupancy percentage and RevPAR performance may be impacted by macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel levels and new hotel construction by our competitors, as well as the pricing strategies of our limited service and full service lodging competitors. Our ADR, occupancy percentage and/or RevPAR performance is also impacted by factors specific to La Quinta, including our guest satisfaction scores, our choice of locations for our hotels, the expenditures that we incur to maintain and improve our hotel properties and the quality of the benefits that we offer our guests, such as our customer loyalty program. Our available room supply is impacted by our access to third party financing, the amount we spend to develop or acquire hotels and our sale of existing hotels.

     Inn Operating Contribution (“IOC”). IOC is a non-GAAP measure of an individual hotel property’s level of profitability before fixed costs. IOC focuses on revenues and expenses that management considers to be controllable components of the hotel property level operations. As part of IOC, we track and manage our cost per rented room as a measure of the variable cost to offer a room night.

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

     Franchise Monitoring. We also monitor and track the number of franchise units opened and the overall growth in our franchise revenues to measure the performance of our brands, as well as our franchise programs, which we believe are important to increase our presence in key geographic markets and enter additional geographic markets. In addition, our management uses ADR, occupancy percentage, RevPAR and guest satisfaction scores to monitor franchisee operating performance.

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization

     We use a variety of measures at the corporate level to monitor the performance of our business as a whole. Some of these measures are prepared in accordance with GAAP, while others, such as adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA, are non-GAAP measures. We use Adjusted EBITDA as a supplemental measure of performance because we believe it gives us a more complete understanding of our financial condition and operating results. We use this metric to calculate various financial ratios and to measure our performance, and we believe some debt and equity investors also utilize this metric for similar purposes. Adjusted EBITDA includes adjustments for non-cash income or expenses such as depreciation, amortization and other non-cash items. Adjusted EBITDA is also adjusted for discontinued operations, income taxes, interest expense and minority interest (which includes the preferred stock dividends of LQ Properties), as well as certain cash income or expense that we believe otherwise distort the comparability of the measure. Adjusted EBITDA is intended to show unleveraged, pre-tax operating results. This is one of the measures we use to set management and executive incentive compensation. Adjusted EBITDA is not intended to represent any measure of performance in accordance with GAAP and our calculation and use of this measure may differ from our competitors. This non-GAAP measure should not be used in isolation or as a substitute for a measure of performance or liquidity prepared in accordance with GAAP.

La Quinta Corporation—Consolidated Results of Operations

Comparison of Years Ended December 31, 2004, December 31, 2003 and December 31, 2002

	Year ended December 31,
	2004	2003	2002
		(In thousands)
REVENUE:
Hotel operations	$563,427	$491,453	$495,413
Franchise fees	17,331	9,624	5,239
Other	12,421	14,064	20,172

	593,179	515,141	520,824

EXPENSES:
Direct lodging operations	271,239	232,816	232,605
Other lodging and operating expenses	80,223	71,507	66,405
General and administrative	61,412	55,543	51,302
Interest, net	63,781	62,679	64,995
Depreciation and amortization	126,234	128,453	123,152
Impairment of property and equipment, mortgages and other notes receivable	20,977	67,302	36,731
Loss on early extinguishment of debt	21,399	6,393	1,029
Other expense (income)	903	1,758	(15,650)

	646,168	626,451	560,569

Loss before minority interest, income taxes, discontinued operations and cumulative effect of change in accounting principle	(52,989)	(111,310)	(39,745)
Minority interest	(18,344)	(18,135)	(18,522)
Income tax benefit (expense)	24,491	50,154	(181,530)

Loss before discontinued operations and cumulative effect of change in accounting principle	(46,842)	(79,291)	(239,797)
Income (loss) from discontinued operations, net	2,303	(4,471)	(19,598)
Cumulative effect of change in accounting principle, net	—	—	(248,358)

Net loss	$(44,539)	$(83,762)	$(507,753)

     Net loss was approximately $44.5 million or $0.25 per diluted common share, $83.8 million or $0.58 per diluted common share, and $507.8 million or $3.55 per diluted common share, for the years ended December 31, 2004, 2003 and 2002, respectively. Net loss decreased by $39.3 million or $0.33 per diluted common share, and by $424.0 million or $2.97 per diluted common share, in 2004 and 2003, respectively.

     The decrease in net loss in 2004 compared to 2003 was primarily due to:

•	an increase in revenues from hotel operations of $71.9 million compared to 2003. Revenues attributed to hotels acquired during 2004 (the “Acquired Hotels”) were approximately $40.4 million; and

•	a decrease in impairment of property and equipment of $46.3 million.

     The decrease in net loss was partially offset by an increase in direct lodging operations expense of $38.4 million, an increase in loss on early extinguishment of debt of $15.0 million, and a decrease in income tax benefit of $25.7 million.

     The decrease in net loss in 2003 compared to 2002 was primarily due to:

•	a charge of approximately $259.0 million (of which $10.6 million has been reclassified to discontinued operations for 2002) recorded in January 2002 as a cumulative effect of change in accounting principle to reflect an adjustment to goodwill as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”);

•	a charge of approximately $8.0 million recorded in September 2002 (classified in discontinued operations for that year) to write off the balance of remaining goodwill of TeleMatrix, Inc., based on subsequent reviews of value due to declining results of that unit; and

•	a charge of approximately $196.5 million recorded in January 2002 as a result of our Reorganization to establish the net deferred tax liability of La Quinta and recognize the future impact of temporary differences between book value and tax basis of lodging and healthcare assets and liabilities, including net operating loss (“NOL”) carryforwards of LQ Properties and LQ Corporation.

     The effect of these charges was partially offset by an increase in impairment of property and equipment costs of approximately $30.6 million in 2003 compared to 2002.

     The following table summarizes statistical lodging data for the past three years:

	As of and for the year ended December 31,
	2004	2003	2002
Number of Hotels in Operation
Company Owned Hotels (1)
La Quinta Inns (2)	199	201	208
La Quinta Inn & Suites (3)	76	75	73
Baymont Inn & Suites	89	N/A	N/A
Other (4)	10	N/A	N/A
Franchised/Managed Hotels (5)
La Quinta Inns	67	50	37
La Quinta Inn & Suites	58	46	28
Baymont Inn & Suites	93	N/A	N/A

Total	592	372	346

Occupancy Percentage
Company Owned Hotels (6)
La Quinta Inns	64.9%	61.3%	58.8%
La Quinta Inn & Suites (3)	71.5%	63.5%	60.5%
Subtotal (La Quinta owned)	66.8%	61.9%	59.3%
Baymont Inn & Suites (7)	58.7%	N/A	N/A
Total (4)	66.1%	61.9%	59.3%

ADR
Company Owned Hotels (6, 8)
La Quinta Inns	$55.38	$55.64	$56.86
La Quinta Inn & Suites (3)	$66.03	$65.99	$69.01
Subtotal (La Quinta owned)	$58.57	$58.51	$60.09
Baymont Inn & Suites (7)	$53.14	N/A	N/A
Total (4)	$58.33	$58.51	$60.09

RevPAR
Company Owned Hotels (6, 9)
La Quinta Inns	$35.96	$34.13	$33.46
La Quinta Inn & Suites (3)	$47.24	$41.87	$41.73
Subtotal (La Quinta owned)	$39.12	$36.22	$35.61
Baymont Inn & Suites (7)	$31.17	N/A	N/A
Total (4)	$38.56	$36.22	$35.61

Room Night Data
Total Hotels (3,4,6,10)
Available Room-Nights	14,367	13,304	13,623
Room-Nights Sold	9,498	8,236	8,073

(1)	Represents number of hotels in operation at December 31 each year. Excludes three hotels (366 rooms) reported in discontinued operations in 2002. All three hotels were sold during 2003.

(2)	Includes one open hotel undergoing major refurbishment in 2004 and 2003.

(3)	Includes results from one hotel acquired on December 9, 2004 that was converted to a La Quinta Inn & Suites.

(4)	Includes results for seven Woodfield Suites and one Budgetel property acquired on September 3, 2004 as well as two hotels acquired on December 9, 2004.

(5)	Includes one managed Baymont Inn & Suites representing 97 rooms.

(6)	Represents operating statistics for the years ended December 31 each year. Excludes franchised operating statistics for all periods presented and statistics for three hotels reported in discontinued operations in 2003 and 2002. All three hotels were sold during 2003.

(7)	Represents operating statistics from September 3, 2004 through December 31, 2004.

(8)	Represents average daily rate.

(9)	Represents revenue per available room.

(10)	Represents available room-nights and room-nights sold in thousands.

     Comparable hotels represent properties that have been open for at least two full years as of the two-year period ending date (“Comparable Hotels”). The following table summarizes Comparable Hotels data for the two-year period ended December 31, 2004 and the two-year period ended December 31, 2003:

	2004	2003
Comparable Hotels	274	274
Occupancy Percentage	66.8%	62.1%
ADR (1)	$58.60	$58.68
RevPAR (2)	$39.16	$36.46
Available room-nights (3)	13,107	13,084

	2003	2002
Comparable Hotels	272	272
Occupancy Percentage	62.1%	59.8%
ADR (1)	$58.76	$60.62
RevPAR (2)	$36.50	$36.24
Available room-nights (3)	12,982	12,997

(1)	Represents average daily rate.

(2)	Represents revenue per available room.

(3)	Available room-nights in thousands.

     The following table sets forth certain information regarding our top ten markets for La Quinta branded hotels, ranked by the number of La Quinta branded hotel rooms owned in each of such markets to our total La Quinta branded hotel rooms owned portfolio as of December 31, 2004. The market RevPAR performance data reflects RevPAR performance during the year ended December 31, 2004 for company owned La Quinta branded hotels’ defined competitive set (which includes company owned La Quinta branded hotels’ RevPAR data) within each local market, as aggregated by Smith Travel Research. During the year ended December 31, 2004, the market RevPAR performance for the top ten markets increased 8% and our company owned La Quinta branded hotel RevPAR performance in these top ten markets also increased 8%. During the year ended December 31, 2004, the market RevPAR performance for all markets increased 7%, while company owned La Quinta branded hotels’ comparable RevPAR increased 8%.

					Year Ended
					December 31,
					2004
	La Quinta Branded		La Quinta Branded		RevPAR %
	Owned Hotels		Owned Rooms		Change
Market	No.	% of Total	No.	% of Total	Market
Dallas/Ft. Worth	21	8%	2,857	8%	9%
Houston	16	6%	2,053	6%	1%
San Antonio	10	4%	1,516	4%	4%
Denver	10	4%	1,314	4%	7%
Austin	9	3%	1,185	3%	2%
New Orleans	8	3%	1,177	3%	0%
Phoenix	8	3%	1,009	3%	13%
Miami/Ft. Lauderdale.	7	2%	964	3%	16%
Atlanta	7	2%	900	2%	8%
Orlando	6	2%	918	3%	32%

Top Ten Markets	102	37%	13,893	39%	8%
Other Markets	173	63%	22,036	61%	7%

All Markets	275	100%	35,929	100%	7%

Revenue and Expenses

     Hotel operations revenues were $563.4 million, $491.5 million and $495.4 million in 2004, 2003 and 2002, respectively. Hotel operations revenues include revenues from room rentals and other hotel revenues, such as charges to guests for services and vending commissions. Room revenues, which accounted for 98% of hotel revenues in 2004, 2003 and 2002, is dictated by demand, measured as occupancy percentage, pricing, measured as ADR, and the level of available room inventory. Operating statistics such as occupancy percentage, ADR and RevPAR, which is the product of ADR and occupancy percentage, are calculated based on all company owned hotels, excluding franchised hotels and three hotels reported in discontinued operations in 2003 and 2002. Those three hotels were sold during 2003.

     The increase in hotel operations revenues of $71.9 million, or 14.6%, in 2004 compared to 2003 was due to several factors, including but not limited to:

•	an increase in demand from business and leisure travelers, increased volume from various Internet travel sites including our website, www.LQ.com, increased national sales revenue, growth in membership of our Returns program, our advertising and promotion campaigns, and improving guest satisfaction; and

•	hotel operations revenues from the Acquired Hotels of approximately $40.4 million in 2004.

     The decrease in hotel operations revenues of $3.9 million, or 0.8%, in 2003 compared to 2002 was due to several factors, including but not limited to:

•	a weak economic environment in our top ten markets;

•	declines in the percentage of full rate customers and the introduction of lower rates through certain electronic distribution channels resulted in a decrease in our ADR of $1.58, or 2.6%, from $60.09 for the year ended December 31, 2002, to $58.51 for the year ended December 31, 2003;

•	the sale of hotel properties (excluding properties classified as discontinued operations) during 2003 and 2002 caused decreases in room revenues of approximately $6.3 million for the year ended December 31, 2003 compared to the year ended December 31, 2002; and

•	a decline in occupancy experienced during the first half of 2003 primarily as a result of the continued sluggish economy and the uncertainty surrounding the threat of war in Iraq. The decrease in occupancy during the first half of 2003 was offset by an increase in occupancy experienced in the second half of 2003 due to higher demand from leisure travelers, increased volume from various Internet travel sites, growth in membership of our Returns program and advertising and promotion incentives.

     RevPAR from company owned La Quinta branded hotels increased $2.90, or 8.0%, and $0.61, or 1.7%, for the years ended December 31, 2004 and December 31, 2003, respectively. The increase in RevPAR for the La Quinta branded hotels was driven by an increase in occupancy of 4.9 percentage points and 2.6 percentage points in 2004 and 2003, respectively. ADR for La Quinta branded hotels increased $0.06 and decreased $1.58, or 2.6%, during the years ended December 31, 2004 and 2003, respectively.

     We believe this positive RevPAR trend will continue during 2005, and be driven by both rate and occupancy increases. However, approximately 50% of our business is booked within zero to seven days of the stay; therefore, forecasting such a trend is difficult and declines in business and leisure traveler demand could impact our future results. We can give no assurance that the trends experienced in 2004 will continue in 2005.

     Franchise fees increased approximately $7.7 million, or 80.2%, to $17.3 million in 2004 (including $2.5 million in franchise revenue generated by franchise arrangements acquired as part of the Acquisition) and approximately $4.4 million, or 84.6%, to $9.6 million in 2003 from $5.2 million in 2002. Franchise fees include fees charged to franchisees for operating under the La Quinta and Baymont brands and for using our hotel designs, operating systems and procedures and central reservations system, as well as for participating in our national marketing and advertising campaigns. We anticipate an increase in franchise fee revenue as a result of opening an estimated 50 La Quinta branded hotels and an estimated 25 Baymont branded hotels during 2005, as well as RevPAR improvements at existing franchised hotels.

     Other revenues decreased approximately $1.7 million, or 12.1%, to $12.4 million in 2004 and approximately $6.1 million, or 30.2% to $14.1 million in 2003 from $20.2 million in 2002. The decreases were primarily the result of decreases in revenues from leasing and mortgage financing on healthcare real estate of approximately $2.2 million, or 43.1% to $2.9 million in 2004 and approximately $7.5 million, or 59.5%, to $5.1 million in 2003 from $12.6 million in 2002. The decreases were partially offset by increases in restaurant leasing and other revenues of approximately $0.5 million in 2004 and approximately $1.4 million in 2003.

     Direct lodging operating expenses were $271.2 million, or $28.56, per occupied room, $232.8 million, or $28.27, per occupied room, and $232.6 million, or $28.81, per occupied room, for the years ended December 31, 2004, 2003 and 2002, respectively. Direct lodging expenses include costs directly associated with the operation of the hotels such as direct labor, utilities, and hotel supplies. Direct lodging operating expenses during 2004 for the Acquired Hotels were approximately $22.6 million. In 2005, we expect that direct lodging operating expenses per occupied room will increase moderately in comparison to 2004.

     The increase in direct lodging operating expenses of $38.4 million, or 16.5%, in 2004 compared to 2003 was primarily due to an increase in certain variable expenses such as:

•	salaries and related taxes and benefits, which increased approximately $20.8 million, or 17.9%. Salaries and related taxes and benefits expenses during 2004 for the Acquired Hotels were approximately $12.0 million; and

•	other variable expenses, including utilities, supplies, repair and maintenance, credit card discounts and other, which increased by approximately $17.6 million, or 15.1%. Other variable expenses during 2004 for the Acquired Hotels were approximately $10.6 million. Although our energy conservation programs continue to reduce consumption, utility expenses have continued to increase as a result of continued energy price increases, which have also contributed to the increase in other variable expenses.

     The increase in direct lodging operating expenses of $0.2 million in 2003 compared to 2002 was primarily due to an increase in certain variable expenses such as:

•	salary expense, which increased $3.4 million, or 3.5%; and

•	other variable expenses, including supplies, maintenance, local advertising and purchased services, which increased by approximately $2.7 million, or 6.4%.

     The increase in these variable expenses in 2003 compared to 2002 was partially offset by decreases in expenses such as workers’ compensation and other employee benefits, utilities, billboard advertising, guest services, travel agency commissions, credit card processing cost, bad debt expense, and other miscellaneous expenses of approximately $5.9 million, or 7.0%, as a result of our continued focus on cost control initiatives and the sale of five hotels not classified as discontinued operations.

     Other lodging and operating expenses were $80.2 million, $71.5 million and $66.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Other lodging and operating expenses include property taxes, insurance, franchise programs costs, and corporate allocations charged to our owned hotel operations based on a percentage of room revenue. Other lodging and operating expenses during 2004 for the Acquired Hotels were approximately $5.2 million. During 2004 and 2003, other lodging and operating expenses increased by approximately $8.7 million, or 12.2%, and $5.1 million, or 7.7%, respectively.

     The net increase during both 2004 and 2003 was primarily due to:

•	an increase in property taxes of approximately $3.2 million in 2004 (of which approximately $2.4 million is attributable to the Acquired Hotels) and a decrease of approximately $3.1 million in 2003;

•	an increase in corporate overhead allocations of approximately $2.9 million in 2004 (of which approximately $1.2 million is attributable to the Acquired Hotels) and a decrease of approximately $0.2 million in 2003, related to services such as marketing, reservations, and information technology support fees provided to our company owned hotels that are allocated based on a percentage of hotel revenues;

•	increases in insurance costs of approximately $2.4 million (of which approximately $0.7 million is attributable to the Acquired Hotels) and $0.8 million in 2004 and 2003, respectively;

•	increases in franchise related expenses of approximately $0.4 million and $0.8 million in 2004 and 2003, respectively, due to the expansion of our franchising programs. Franchising expenses are expected to continue to increase due to continued expansion of our franchising programs; and

•	a decrease in our customer loyalty program and other direct expenses of approximately $0.7 million (offset by approximately $0.3 million of expense attributable to the Acquired Hotels) in 2004 and an increase of approximately $4.6 million in 2003. The 2003 increase was primarily related to the redesign of our Returns program and an increase in volume driven by new membership efforts.

     General and administrative expenses were $61.4 million, $55.5 million and $51.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. General and administrative expenses include, among other costs, information technology services, legal, finance and accounting, sales, marketing, reservations, human resources and operations. Additionally, general and administrative expenses include the costs of programs charged to franchised hotels. GAAP requires that we recognize all franchise income, including pass through expenses such as advertising and reservation fees, as revenues. The pass through amounts are offset by the costs recorded in general and administrative expense. During 2004 and 2003, general and administrative expenses increased by $5.9 million, or 10.6%, and $4.2 million, or 8.2%, respectively.

     The increase in general and administrative expenses during 2004 was primarily due to increases in corporate employee compensation, advertising and marketing expenses associated with our spring promotion and customer and marketing research initiatives; franchise programs expenses, and corporate expenses to support the Acquisition. These increases were partially offset by decreases in reservation, information systems and human resources expenses. We anticipate that general and administrative expenses may continue to increase in 2005 in comparison to prior periods due to ongoing corporate governance compliance requirements, the impact of implementing SFAS No. 123 (revised 2004), “Share-Based Payment,” for employee stock options, continuing expenses to support the Acquired Hotels and continuing marketing initiatives. The expansion of our franchise programs will result in increased costs charged to franchised hotels that are expected to be offset by increases in related franchise fee revenue.

     The increase in general and administrative costs during 2003 primarily related to an increase in sales and marketing initiatives expenses, partially offset by a net increase in corporate overhead allocations (see other lodging and operating expenses) related to services provided to our company owned hotels for the Returns program, based on the percentage of revenues generated by Returns members. In addition, in 2003 we had increased costs in the executive, finance, accounting, legal, operations, human resources and information systems areas related to corporate governance matters, information systems enhancements and maintenance, franchise support, our system wide conference, restricted stock compensation expense, other employee benefits and relocation expenses. These increases were offset by decreases in expenses incurred to support our healthcare operations during 2003.

Interest, Net

     Interest, net was approximately $63.8 million, $62.7 million, and $65.0 million during the years ended December 31, 2004, 2003 and 2002, respectively. Interest expense is presented net of interest income on cash equivalents and investments in securities of approximately $8.3 million in 2004, approximately $7.7 million in 2003 and approximately $4.1 million in 2002. The increase in interest income in 2004 was offset by an increase in interest expense related to the August 2004 issuance of our $200 million 7% senior notes and the March 2003 issuance of our $325 million 8.875% senior notes, partially offset by the reduction in interest expense as a result of principal repayments during 2004.

     The decrease in interest, net of approximately $2.3 million, or 3.5%, in 2003 was primarily due to principal payments on our debt in 2003. In addition, interest expense during the year ended December 31, 2002 included acceleration of our amortization of debt issuance costs of approximately $1.9 million in connection with the repayment of our term loan in June 2002.

     During the years ended December 31, 2004 and 2003, we made principal repayments of $169.5 million and $185.8 million, respectively. We used the proceeds generated from operations, asset sales, mortgage receivable repayments and issuance of our 8.875% senior notes to fund the principal repayments.

Depreciation and Amortization

     Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. We periodically re-evaluate fixed asset lives based on current assessments of remaining utility that may result in changes in estimated useful lives. Such changes are accounted for prospectively and will increase or decrease depreciation expense.

     Depreciation and amortization expense was approximately $126.2 million, $128.5 million, and $123.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Depreciation and amortization expense decreased by $2.3 million, or 1.8%, in 2004 and increased $5.3 million, or 4.3%, in 2003.

     The decrease in 2004 compared to 2003 was primarily due to: a reduction of losses on early retirement of assets for which losses are recorded as adjustments to depreciation expense; accelerated depreciation recorded in 2003 applicable to a hotel that has been demolished and redeveloped; the reduction of depreciation expense associated with certain computer and software assets that became fully depreciated in 2003; and a reduction in amortization expense associated with the La Quinta trademark. This decrease was partially offset by additional 2004 depreciation expense of approximately $6.0 million attributable to the Acquired Hotels.

     The increase in 2003 was primarily due to the acceleration of depreciation for a hotel slated to be demolished and rebuilt and a change in the estimated lives of computer hardware that resulted in additional depreciation of approximately $3.5 million, or $0.02 per share. The increase was partially offset by a decrease in depreciation related to properties that have been impaired and by a decrease in loss on early retirement of assets due to retirements in 2002 of internal and external software costs and retirement of assets replaced during the renovation program in 2002.

Impairment of Property and Equipment and Other

     Impairments on property and equipment were approximately $21.0 million, $67.3 million, and $36.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Impairments on property and equipment decreased approximately $46.3 million, or 68.8%, in 2004 and increased by $30.6 million, or 83.4%, in 2003.

     We recorded impairments on lodging properties held for use of approximately $20.5 million, $65.0 million and $41.4 million during the years ended December 31, 2004, 2003 and 2002, respectively, where facts, circumstances and analysis indicated the assets were potentially impaired. We recorded impairments on lodging properties held for sale of approximately $0.5 million, $2.3 million, and $1.0 million during the years ended December 31, 2004, 2003 and 2002, respectively.

     During the year ended December 31, 2002, we recorded a net impairment recovery of approximately $5.8 million related to healthcare facilities and other impairment activity of approximately $0.1 million related to other notes receivable.

Loss on Early Extinguishment of Debt

     Loss on early extinguishment of debt was approximately $21.4 million, $6.4 million and $1.0 million during the years ended December 31, 2004, 2003 and 2002, respectively. The loss on early extinguishment of debt during the year ended December 31, 2004, was the result of LQ Properties exercising its option in August 2004 to repurchase the $150 million Exercisable Put Option Note due August 15, 2011 (the “7.114% Note”) in lieu of having the 7.114% Note remarketed at an increased interest rate. During each of the years ended December 31, 2003 and 2002, we made early repayments on debt scheduled to mature on March 15, 2004 and September 10, 2026.

Other Expense (Income)

     For the years ended December 31, 2004, 2003 and 2002, other expense (income) consisted of the following:

	For the year ended December 31,
	2004	2003	2002
	(In millions)
Reorganization:
Employee severance and related employment costs	$—	$—	$0.9
Reimbursement of costs related to settlement of litigation and other	(0.9)	—	(1.7)
Adjustments to accrued liabilities	(0.7)	(0.5)	(0.6)

Reorganization and related expense (income)	(1.6)	(0.5)	(1.4)

Other:
Provision for loss on interest and other receivables	—	—	1.9
Gain on sale of assets and related costs	(0.2)	(1.3)	(10.3)
Gain on early repayment of note receivable	(2.1)	—	—
Gain on settlement	—	—	(5.4)
Acquisition, retirement plan and other	4.8	3.6	(0.5)

Other	2.5	2.3	(14.3)

Total other expense (income)	$0.9	$1.8	$(15.7)

     Other expense (income) is comprised of the following:

•	Reorganization income and adjustments to accrued liabilities related to the exit of the healthcare business.

•	We recognized gains related to the sale of property and equipment of $0.2 million, $1.3 million and $7.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, mortgage repayments resulted in gains of $2.6 million for the year ended December 31, 2002.

•	During 2002, we settled obligations and receivables related to properties previously sold that resulted in a gain on settlement of approximately $5.4 million. As part of the settlement, we received a $2.3 million recovery on receivables previously written off and our obligation of approximately $3.1 million, with respect to certain contingent liabilities related to prior healthcare asset sales, was relieved.

•	During 2004, we recognized total expenses of approximately $5.8 million consisting of non-recurring integration costs associated with the Acquisition, expenses related to the termination and settlement of the La Quinta Retirement Plan (the “Retirement Plan”), an adjustment for a change in actuarial assumptions on deferred compensation agreements, an accrual of lease termination expense and other expenses. These expenses were partially offset by total income of approximately $1.0 million consisting of an adjustment of amounts previously accrued related to the sale of a healthcare asset, changing our field healthcare plan, refunds of public company filing fees and other income. During 2003, we recognized total expenses of approximately $5.0 million consisting of expenses related to the termination and ongoing settlement of the Retirement Plan, an adjustment for a change in actuarial assumptions on deferred compensation agreements and an accrual of lease termination expense. These expenses were partially offset by income of approximately $1.4 million on proceeds from the surrender of certain key man and split dollar life policies and other income. During 2002, we recognized total income of approximately $0.5 million related to a gain on proceeds from the surrender of a key man life insurance policy.

Impairment of Goodwill

     In January 2002, we implemented SFAS 142, which primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. As a result, we recorded aggregate charges to earnings for impairment losses related to goodwill of $267 million in 2002 and our amortization of goodwill decreased by $15.0 million in 2004 and 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Changes in Accounting Principles.”

Income Taxes

     We reported an income tax benefit of $24.5 million and $50.2 million for the years ended December 31, 2004 and 2003, respectively. This benefit is primarily related to losses reported in each of those years.

     In January 2002, we completed our Reorganization and, as a result, we recorded a one-time charge of approximately $196.5 million to establish the net deferred tax liability of La Quinta and to recognize the future impact of temporary differences between the book value and tax basis of lodging and healthcare assets and liabilities, including NOL carryforwards of LQ Properties and LQ Corporation. As a result of recording the one-time charge, the valuation allowance that existed at December 31, 2001 with respect to the net deferred tax asset of LQ Corporation was reversed.

Income (Loss) from Discontinued Operations, net

     Income from discontinued operations for the year ended December 31, 2004 represents an adjustment of an estimated liability resulting from the 1999 sale of a non-strategic business unit. At December 31, 2004, no assets held for sale were subject to classification as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

     Loss from discontinued operations for the years ended December 31, 2003 and 2002 of $4.5 million and $19.6 million, respectively, represents the results of TeleMatrix, Inc. and room and rental income, direct and other lodging expenses, property insurance, real estate taxes and depreciation expense related to the ownership and operation of three company owned hotels that were sold during 2003. The 2003 loss includes an impairment charge of $7.1 million taken on the hotel assets in 2003 to reflect proceeds expected from the asset sales. The 2002 loss includes a $10.6 million charge taken upon implementation of SFAS 142 in January 2002 and an $8.0 million adjustment taken in September 2002 to write off the remaining balance of goodwill associated with the TeleMatrix reporting unit.

     Subsequent to December 31, 2004, 17 hotels, including one hotel that is subject to full condemnation, met the criteria for classification as held for sale in accordance with SFAS 144. The decision to sell certain of these hotels was based on (1) local market conditions, (2) historical operating and financial results associated with the hotel, and (3) future capital expenditure requirements. The sales or condemnation proceedings of the 17 hotels are expected to close or otherwise be concluded within 12 months. An impairment charge of $8.2 million was recorded during the three months ended December 31, 2004 to write down 9 of the total 17 hotels to estimated net realizable value. This impairment charge is included in our total impairments of $21.0 million for the year ended December 31, 2004. The net book value at December 31, 2004 for the 17 hotels was $35.4 million. Effective in the first quarter of 2005, the revenues and expenses for these hotels will be classified as discontinued operations for all periods presented in the consolidated statements of operations.

La Quinta Properties, Inc. — Consolidated Results of Operations

     Net loss attributable to common shareholders was approximately $51.4 million, $86.3 million and $261.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Net loss decreased by approximately $34.9 million, or 40.4%, and $175.2 million, or 67.0%, in 2004 and 2003, respectively.

     The decrease in net loss attributable to common shareholders in 2004 compared to 2003 was primarily due to a decrease in impairment of property and equipment expense of $46.3 million partially offset by an increase in loss on early extinguishment of debt of $15.0 million.

     The decrease in net loss attributable to common shareholders in 2003 compared to 2002 was primarily due:

•	a charge of approximately $259.0 million (of which $10.6 million has been reclassified to discontinued operations for 2002) recorded in January 2002 as a cumulative effect of change in accounting principle to reflect an adjustment to goodwill as a result of the adoption of SFAS 142; and

•	a charge of approximately $8.0 million recorded in September 2002 (classified in discontinued operations for that year) to write off the balance of remaining goodwill of TeleMatrix, Inc. based on subsequent reviews of value due to declining results of that unit.

     The decrease in 2003 was partially offset by:

•	a decrease in revenues of approximately $25.7 million in 2003;

•	an increase in impairment of property and equipment expense of approximately $30.6 million; and

•	a decrease in other income of approximately $13.3 million.

Revenue and Expenses

     Rent from La Quinta Corporation was approximately $194.4 million, $193.5 million and $211.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in rental income from LQ Corporation of approximately $0.9 million, or 0.5%, in 2004 is primarily due to rent from LQ Corporation related to Acquired Hotels during 2004 of approximately $9.2 million offset by a decrease in rental income due to new lease agreements for our owned La Quinta branded hotels that became effective as of January 1, 2004. These agreements have substantially the same terms as the previous lease agreements other than a decrease in the percentage rent payment from 40% to 36% of room and other revenues, and differing terms of four, five or six years. Lease agreements for the Baymont Inn and Suites hotels owned by LQ Properties became effective September 3, 2004 and have substantially the same terms as the lease agreements for our company owned La Quinta branded hotels, except that the percentage rent payment is 29%.

     The decrease in rental income from LQ Corporation of approximately $17.9 million, or 8.5%, in 2003 was due to a decrease in hotel revenues experienced by LQ Corporation and a modification in the lease agreement between LQ Corporation and LQ Properties made at the end of March 2002. Through March 31, 2002, the leases provided for a fixed payment of base rent plus a percentage rent based on room and other revenues. Subsequent to March 31, 2002, the modified lease agreements provided for a percentage rent payment only in an amount equal to 40% of the gross revenues from the hotel facilities.

     Royalty from La Quinta Corporation was approximately $7.8 million, $12.3 million and $12.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in royalty revenues of approximately $4.5 million, or 36.6%, in 2004 is due to an amended royalty agreement, effective January 1, 2004, that reduced the rate from 2.5% to 1.5% of gross revenue as defined in the royalty agreement. The decrease was partially offset by an increase in hotel revenues experienced by LQ Corporation during 2004. The decrease in royalty revenues of approximately $0.1 million, or 0.8%, in 2003 is primarily the result of a decrease in hotel revenues experienced by LQ Corporation during 2003.

     Other revenue was approximately $9.0 million, $11.0 million and $18.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Other revenues primarily include rent revenues from restaurants leased to third parties and other revenue from leasing and mortgage financing on healthcare real estate. Other revenues decreased by approximately $2.0 million, or 18.2%, in 2004 and approximately $7.6 million, or 40.9%, in 2003. The decrease in 2004 was primarily due to the full repayment during the three months ended September 30, 2004 of a subordinated note previously issued in connection with the sale of certain healthcare assets. Interest income on the subordinated note was approximately $2.2 million in 2004 and approximately $4.1 million in both 2003 and 2002. The decrease in 2003 was primarily the result of the sale of certain healthcare assets and repayment of healthcare mortgage receivables during 2002. Revenue during the year ended December 31, 2002 relating to healthcare assets that were sold during 2002 was approximately $7.4 million.

     Other lodging expenses were $30.2 million, $27.0 million and $30.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Other lodging expenses increased by approximately $3.2 million, or 11.9%, during 2004 and decreased by approximately $3.2 million, or 10.6%, during 2003. The increase in 2004 was primarily due to increases in property tax and insurance expenses, while the decrease in 2003 was primarily the result of decreases in property tax and insurance expenses. Property tax and insurance expenses during 2004 included approximately $2.0 million attributable to the Acquired Hotels.

     General and administrative expenses were approximately $1.4 million, $3.9 million and $7.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The decreases in general and administrative expenses of approximately $2.5 million, or 64.1%, and $4.0 million, or 50.6%, in 2004 and 2003, respectively, were primarily related to a reduction in salaries and related benefits as well as other administrative expenses due to the exit from the healthcare business.

Interest, Net

     Interest, net was $63.4 million, $62.1 million and $63.9 million during the years ended December 31, 2004, 2003 and 2002, respectively. Interest expense is presented net of interest income on cash equivalents and investments in securities of $7.5 million in both 2004 and 2003 and $4.1 million in 2002. Interest expense during the year ended December 31, 2002, includes the acceleration of our amortization of debt issuance costs of $1.9 million in connection with the repayment of our term loan in June 2002. The increase in interest, net of approximately $1.3 million, or 2.1%, in 2004 was primarily due to higher interest expense related to the August 2004 issuance of our $200 million 7% senior notes and the March 2003 issuance of our $325 million 8.875% senior notes, partially offset by the reduction in interest expense as a result of principal repayments during 2004.

     The decrease in interest, net of $1.8 million, or 2.8%, in 2003 was primarily the result of the principal payments on our debt during 2003. In addition, interest expense during the year ended December 31, 2002 included acceleration of our amortization of debt issuance costs of approximately $1.9 million in connection with the repayment of our term loan in June 2002.

     During the years ended December 31, 2004 and 2003, we made principal repayments of $169.5 million and $185.8 million, respectively. We used the proceeds generated from operations, asset sales and mortgage receivables repayments to fund principal repayments in 2004, 2003 and 2002. In 2003, we also used the proceeds from the issuance of our 8.875% senior notes to fund principal repayments.

Depreciation and Amortization Expense

     Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. We periodically re-evaluate fixed asset lives based on current assessments of remaining utility that may result in changes in estimated useful lives. Such changes are accounted for prospectively and will increase or decrease depreciation expense.

     Depreciation and amortization expense was approximately $111.2 million, $109.9 million and $105.3 million during the years ended December 31, 2004, 2003 and 2002, respectively. The increase of $1.3 million, or 1.2%, in 2004 compared to 2003 was primarily due to an increase of approximately $4.8 million in depreciation expense during 2004 attributed to the Acquired Hotels. This increase was partially offset by: a reduction of losses on early retirement of assets for which losses are recorded as adjustments to depreciation expense; accelerated depreciation recorded in 2003 applicable to a hotel that has been demolished and redeveloped; and a reduction in amortization expense associated with the La Quinta trademark.

     The increase of $4.6 million, or 4.4%, in 2003 was primarily the result of acceleration in depreciation for a hotel slated to be demolished and rebuilt. The increase in 2003 was partially offset by a decrease in loss on early retirement of assets replaced during the renovation program in the previous year and a decrease in depreciation related to properties that have been impaired.

Impairment of Property and Equipment and Other

     Impairments on property and equipment were approximately $21.0 million, $67.3 million and $36.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Impairments on property and equipment decreased approximately $46.3 million, or 68.8%, in 2004 and increased by $30.6 million, or 83.4%, in 2003.

     We recorded impairments on lodging properties held for use of approximately $20.5 million, $65.0 million and $41.4 million, respectively, during the years ended December 31, 2004, 2003 and 2002, where facts, circumstances and analysis indicated the assets were potentially impaired. We recorded impairments on lodging properties held for sale of approximately $0.5 million, $2.3 million and $1.0 million during the years ended December 31, 2004, 2003 and 2002, respectively.

     During the year ended December 31, 2002, we recorded a net impairment recovery of approximately $5.8 million related to healthcare facilities and other impairment activity of approximately $0.1 million related to other notes receivable.

Loss on Early Extinguishment of Debt

     Loss on early extinguishment of debt was approximately $21.4 million, $6.4 million and $1.0 million during the years ended December 31, 2004, 2003 and 2002, respectively. The loss on early extinguishment of debt during the year ended December 31, 2004, was the result of LQ Properties exercising its option in August 2004 to repurchase the 7.114% Note in lieu of having the 7.114% Note remarketed at an increased interest rate. During each of the years ended December 31, 2003 and 2002, we made early repayments on debt scheduled to mature on March 15, 2004 and September 10, 2026.

Other Income

     Other income for the years ended December 31, 2004, 2003 and 2002 was comprised of the following:

	For the year ended December 31,
	2004	2003	2002
	(In millions)
Reorganization:
Reimbursement of costs related to settlement of litigation and other	$(0.9)	$—	$(1.5)
Adjustments to accrued liabilities	(0.7)	(0.5)	(0.7)

Reorganization and related income	(1.6)	(0.5)	(2.2)

Other:
Provision for loss on interest and other receivables	—	—	1.9
Gain on sale of assets and related costs	(0.2)	(1.3)	(10.3)
Gain on early repayment of note receivable	(2.1)	—	—
Gain on settlement	—	—	(5.4)
Adjustments to accrued liabilities and other	(0.5)	(1.5)	(0.5)

Total other	(2.8)	(2.8)	(14.3)

Total other income	$(4.4)	$(3.3)	$(16.5)

Other income is comprised of the following:

•	Reorganization income and adjustments to accrued liabilities related to the exit of the healthcare business.

•	We recognized gains related to the sale of property and equipment of $0.2 million, $1.3 million and $7.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, mortgage repayments resulted in gains of $2.6 million for the year ended December 31, 2002.

•	During 2002, we settled obligations and receivables related to properties previously sold that resulted in a gain on settlement of approximately $5.4 million. As part of the settlement, we received a $2.3 million recovery on receivables previously written off and our obligation of approximately $3.1 million, with respect to certain contingent liabilities related to prior healthcare asset sales, was relieved.

•	During 2004, we recognized total income of approximately $0.6 million consisting of an adjustment of amounts previously accrued related to the sale of a healthcare asset and other income. This income was partially offset by expense of approximately $0.1 million related to an adjustment for a change in actuarial assumptions on deferred compensation agreements. During 2003, we recognized income of approximately $1.7 million consisting of a gain on proceeds from the surrender of certain key man and split dollar life policies and other income. This income was partially offset by expense of approximately $0.2 million related to an adjustment for a change in actuarial assumptions on deferred compensation agreements. During 2002, we recorded a gain of approximately $0.5 million on proceeds from the surrender of a key man life insurance policy and other income.

Impairment of Goodwill

     In January 2002, we implemented SFAS 142, which primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. As a result, we recorded aggregate charges to earnings for impairment losses related to goodwill of $267 million in 2002 and our amortization of goodwill decreased by $15.0 million in 2004 and 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Changes in Accounting Principles.”

Income (Loss) from Discontinued Operations, net

     Income from discontinued operations for the year ended December 31, 2004 represents an adjustment of an estimated liability resulting from the 1999 sale of a non-strategic business unit. At December 31, 2004, no assets held for sale were subject to SFAS 144 classification as discontinued operations.

     Loss from discontinued operations for the years ended December 31, 2003 and 2002 of $7.4 million and $19.0 million, respectively, represent the results of TeleMatrix, Inc. and rental income and property insurance, real estate taxes and depreciation expense related to ownership of three company owned hotels that were sold during 2003. The 2003 loss includes an impairment charge of $7.1 million taken on the hotel assets in 2003 to reflect proceeds expected from the asset sales. The 2002 loss includes a $10.6 million charge taken upon implementation of SFAS 142 in January 2002 and an $8.0 million adjustment taken in September 2002 to write off the remaining balance of goodwill associated with the TeleMatrix reporting unit.

     Subsequent to December 31, 2004, 17 hotels, including one hotel that is subject to full condemnation, met the criteria for classification as held for sale in accordance with SFAS 144. The decision to sell certain of these hotels was based on (1) local market conditions, (2) historical operating and financial results associated with the hotel, and (3) future capital expenditure requirements. The sales or condemnation proceedings of the 17 hotels are expected to close or otherwise be concluded within 12 months. An impairment charge of $8.2 million was recorded during the three months ended December 31, 2004 to write down 9 of the total 17 hotels to estimated net realizable value. This impairment charge is included in our total impairments of $21.0 million for the year ended December 31, 2004. The net book value at December 31, 2004 for the 17 hotels was $35.4 million. Effective in the first quarter of 2005, the revenues and expenses for these hotels will be classified as discontinued operations for all periods presented in the consolidated statements of operations.

Consolidated Liquidity and Capital Resources

Overview

     As of December 31, 2004, we had approximately $233.4 million of liquidity, which was comprised of $103.4 million of cash and cash equivalents and $130 million of unused capacity under our $150 million senior credit facility (the “2003 Credit Facility”), after giving effect to $20 million of letters of credit issued under the 2003 Credit Facility. The 2003 Credit Facility matures in April 2007; borrowings under the facility currently bear interest at LIBOR plus 2.25%. We have approximately $116 million of debt maturing in 2005. As of December 31, 2004, none of our debt obligations were floating rate obligations.

     In September 2004, we completed the Acquisition, for a total purchase price of approximately $419.2 million, including estimated transaction costs and net working capital adjustments. We financed a part of the purchase price for the Acquisition by issuing, in August 2004, $200 million of 7% senior notes due August 15, 2012. In December 2004, we acquired three additional hotels that have been or will be converted to our brands.

     We believe that our current sources of capital, including cash on hand, operating cash flows, and expected proceeds from the sale of certain assets are adequate to finance our current operations, including 2005 capital expenditures which we currently expect to be approximately $120 million.

Cash Flows from Operating Activities

     The lodging industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality and the timing of working capital changes can be expected to cause quarterly fluctuations in revenue and operating cash flows. Our operating cash flows have improved in 2004 compared to 2003 primarily due to increases in revenue. Cash flows provided by operating activities for LQ Corporation were $131.4 million, $83.2 million and $100.3 million in the years ended December 31, 2004, 2003 and 2002, respectively.

Cash Flows from Investing Activities

     As of December 31, 2004, our net investment in property and equipment totaled approximately $2.5 billion, consisting of hotels in service and corporate assets. During the years ended December 31, 2004, 2003 and 2002, we had cash outlays of approximately $73.4 million, $56.8 million and $117.4 million, respectively, on capital improvements and renovations to existing hotels, redevelopment and corporate expenditures.

     We expect to provide funding for new investments through a combination of long-term and short-term financing, including debt and equity, internally generated cash flow and the sale of selected assets. Cash flows used in investing activities for LQ Corporation were $350.9 million and $87.0 million for the years ended December 31, 2004 and 2003, respectively. Cash flows provided by investing activities for LQ Corporation were $74.1 million for the year ended December 31, 2002. During the years ended December 31, 2004, 2003 and 2002, we sold assets for net proceeds of $11.8 million, $26.8 million and $249.2 million, respectively, which were used primarily to reduce our indebtedness.

     In September 2004, LQ Corporation completed the Acquisition, for a total purchase price of approximately $419.2 million, including estimated transaction costs and net working capital adjustments. As of March 1, 2005, approximately $22.0 million of the total purchase price was being held in escrow pending completion of certain transfer requirements. The Acquisition included 90 Baymont Inn & Suites (including one management contract), seven Woodfield Suites and one Budgetel Inn, plus all of the trade rights associated with the Baymont, Woodfield Suites and Budgetel brands, and the Baymont franchise system of 87 hotels. These 185 hotels are located across 33 states, with approximately half the hotels in the midwestern region of the U.S. We financed the Acquisition with cash on hand and net proceeds from the issuance of our 7% senior notes due August 15, 2012.

     Under certain franchise agreements, we have committed to provide certain incentive payments, loans, reimbursements, rebates and other payments, to help defray the costs of construction, marketing and other costs associated with opening and operating a La Quinta or Baymont hotel. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise or joint venture agreements. At December 31, 2004, we had approximately $9.9 million in outstanding commitments of financial assistance to various franchisees, of which approximately $6.1 million had been funded and approximately $2.5 million had been repaid by franchisees or amortized.

     At December 31, 2004, we had purchase commitments related to certain continuing redevelopment and renovation projects of approximately $1.9 million, as well as technology, marketing and other services of approximately $90.4 million, of which $35.5 million pertain to 2005. We expect that these commitments will be funded from our current sources of capital, as more fully described below. We will continue, from time to time, to evaluate the potential selective redevelopment of existing hotel properties and enter into similar commitments if any additional redevelopment and renovation projects are approved.

Cash Flows from Financing Activities

     Cash flows used in financing activities for LQ Corporation were $4.3 million and $302.5 million for the years ended December 31, 2004 and 2002, respectively. Cash flows provided by financing activities for LQ Corporation were $321.7 million for the year ended December 31, 2003. We may obtain long-term financing through the issuance of equity securities, long-term secured or unsecured notes, convertible debentures and the assumption of mortgage notes. We may obtain short-term financing through the use of our 2003 Credit Facility, which may be replaced with long-term financing as appropriate. From time to time, we may utilize interest rate swaps to manage any variable interest rate exposure. We did not have any variable rate debt or interest rate swaps as of December 31, 2004 or 2003.

     We have an effective shelf registration statement on file with the Securities and Exchange Commission, or SEC. Under the shelf registration statement, either or both of LQ Corporation and LQ Properties may offer, from time to time, in one or more offerings the following securities: debt securities, which may be senior or subordinated; shares of common stock; shares of preferred stock; depositary shares; and warrants exercisable for debt securities, common stock or preferred stock. In November 2003, we issued 34.5 million paired common shares for net proceeds of approximately $184.3 million under the shelf registration statement, which were used primarily for acquisitions and general corporate purposes.

     In November 2003, we refinanced our previous $125 million credit facility to provide for the $150 million 2003 Credit Facility, which matures in April 2007, and is secured by a pledge of stock of our subsidiaries, intercompany debt evidenced by promissory notes and our mortgage notes receivables. The 2003 Credit Facility is not subject to a lockbox arrangement, but does contain a subjective acceleration clause contingent upon a material adverse effect. LQ Properties is the borrower under the facility and LQ Corporation is the guarantor. Borrowings under the 2003 Credit Facility currently bear interest at LIBOR plus 2.25%. Commitment fees are based on 0.5% per annum of the unused balance for any period where utilization is less than 50% and 0.375% per annum if utilization is greater than 50%. During the years ended December 31, 2004, 2003 and 2002, commitment fee expense was approximately $0.8 million, $0.9 million, and $1.5 million, respectively. During the year ended December 31, 2004, there were no borrowings under the 2003 Credit Facility other than the letters of credit.

     The 2003 Credit Facility contains several restrictive financial covenants (as defined in the 2003 Credit Facility), which include the following:

•	maximum net debt to EBITDA (total leverage) ratio of 5.2 times at the end of the first quarter of 2005, 5.1 times at the end of the second quarter of 2005, 5.0 times at the end of the third and fourth quarters of 2005, and thereafter decreasing to 4.5 times by 2007;

•	minimum interest coverage ratio of 2.2 times in 2005, increasing to 2.4 times by 2007;

•	minimum fixed charge coverage ratio of 1.45 times in 2005, increasing to 1.55 times by 2007; and

•	minimum consolidated tangible net worth of $700 million.

     In addition to the financial covenants, the 2003 Credit Facility also includes limitations on capital expenditures, asset sales, secured debt, certain investments, common stock dividends, and debt and share repurchases. Under these limitations, during 2005 aggregate dividends and share repurchases may not exceed (1) $80 million, provided that the net debt to EBITDA ratio is below 4.5 times after giving effect to any dividend payment or share repurchase, or (2) $60 million otherwise.

     In connection with financing the Acquisition, in July 2004, we entered into an amendment to the 2003 Credit Facility that:

•	permitted the Acquisition;

•	increased the permitted incremental term loan facility allowed under the 2003 Credit Facility from $150 million to $200 million;

•	permitted the issuance of up to $200 million of additional senior unsecured notes;

•	increased permitted capital expenditures; and

•	modified and waived certain other provisions of the 2003 Credit Facility.

     In November 2004, we entered into a second amendment to the 2003 Credit Facility that reduced the interest rates and certain letter of credit fees by 0.5% per annum and the commitment fees on the unused portion of the facility. The current maximum interest rate for LIBOR-based loans is LIBOR plus 2.5% and the current maximum commitment fee is 0.5% per annum. The second amendment also modified certain provisions related to refinancing indebtedness to give us more flexibility with respect to repayment of existing indebtedness.

     During 2003, we issued $325 million of 8.875% senior notes due March 15, 2011, the net proceeds of which were used primarily to fund tender offers for existing debt and for general corporate purposes. In August 2004, we issued $200 million of 7% senior notes due August 15, 2012, the net proceeds of which were used to fund a portion of the purchase price for the Acquisition. These senior notes were issued by LQ Properties and guaranteed by LQ Corporation. The notes were offered only to qualified institutional buyers in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. Pursuant to registration rights agreements with the initial purchasers of the senior notes, we registered with the SEC, and exchanged new notes issued by LQ Properties and guaranteed by LQ Corporation, which we refer to as the “exchange notes,” for the original notes. The exchange notes are in the same aggregate principal amount as, and have terms substantially identical to, the original notes, with the exception that the exchange notes are freely tradable by the holders, while the original notes were subject to resale restrictions. The exchange offer for the original notes did not generate any cash proceeds to us. The exchange notes are subject to, among other types of covenants, certain restrictive financial incurrence covenants, including limitations on the incurrence of indebtedness (pro forma fixed charge coverage ratios must exceed 2.0 times, excluding certain adjustments, in order to incur additional debt) and restricted payments (generally limited to 95% of funds from operations as defined in the indentures pursuant to which the notes were issued). In addition to the financial covenants, the indentures also include, among other limitations, limitations on asset sales, issuances of certain capital stock, sale and leaseback transactions and affiliate transactions.

     During 2004, we repaid approximately $19.5 million in principal of notes payable scheduled to mature on March 15, 2004 and repurchased and retired the 7.114% Note. At December 31, 2003, LQ Properties owned approximately $122.2 million in face amount of 7.114% Exercisable Put Option Securities (the “Securities”) due August 15, 2004 issued by the Meditrust Exercisable Put Option Securities Trust (the “Trust”). The Trust was established as part of a 1997 financing to hold the 7.114% Note. The Securities, which had pass-through characteristics, represented beneficial interests in the Trust and were classified as held-to-maturity under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” LQ Properties was also the issuer of the 7.114% Note to the Trust, which was the sole asset of the Trust. A third party (the “Call Holder”) exercised its option to purchase the 7.114% Note at 100% of its principal amount on August 16, 2004, which would have permitted the Call Holder to subsequently remarket the 7.114% Note at an increased interest rate. In response, on August 16, 2004, we exercised our option to repurchase the 7.114% Note from the Call Holder for $171.4 million and retired the note, in lieu of having the 7.114% Note remarketed and the interest rate reset. The repurchase price was equal to the sum of the present values of the remaining principal and interest payments, as determined in accordance with the documents governing the obligations of LQ Properties with respect to the 7.114% Note, discounted at the rate of U.S. Treasury securities having maturities similar to the remaining term of the 7.114% Note, plus accrued and unpaid interest. As of August 15, 2004 and December 31, 2003, LQ Properties owned $122.2 million of the Securities issued by the Trust. Accordingly, LQ Properties received a $122.2 million contemporaneous distribution from the Trust. As a result, LQ Properties recorded an expense of $21.4 million for retirement of the 7.114% Note.

     The following is a summary of our future debt maturities as of December 31, 2004:

Year	Total
(In millions)
2005	$116
2006	20
2007	210
2008	50
2009	0
2010 and thereafter	530

Total debt	$926

Shareholders’ Equity

     We had shareholders’ equity of approximately $1.4 billion and our net debt (total indebtedness less cash and cash equivalents) constituted approximately 34% of our total capitalization (total shareholders’ equity plus minority interest plus total indebtedness less cash and cash equivalents) as of December 31, 2004. LQ Properties had shareholders’ equity of approximately $1.4 billion as of December 31, 2004.

     During 2004, LQ Properties paid total dividends of $18 million on its 9.0% Series A Cumulative Redeemable Preferred Stock and $225 million to LQ Corporation, the sole holder of its class A common stock.

     Our board of directors previously approved a $20 million share repurchase program to allow us to repurchase common and/or preferred stock in the open market or in privately negotiated transactions. We did not make any purchases under this program in 2004. As of December 31, 2004, we had repurchased approximately $9.1 million (or 1.9 million shares) of our equity securities under the program.

Income Tax Matters

     LQ Corporation is a C-corporation for U.S. federal income tax purposes and, as such, pays taxes on its taxable income as determined under the Internal Revenue Code of 1986, as amended (the “Code”). The taxable income or loss of LQ Properties is not included in the income tax return of LQ Corporation except to the extent that LQ Properties pays taxable dividends to LQ Corporation. Because LQ Corporation and LQ Properties each have substantial NOL carryforwards available to reduce taxable income, we do not anticipate paying substantial federal income taxes for several years. As of December 31, 2004, our total federal NOL carryforwards were approximately $486.3 million, of which approximately $178.3 million is available only to LQ Properties and its taxable REIT subsidiaries. Our

NOL carryforwards will expire in years 2009 thru 2024. We currently pay state income taxes in several states and may become liable for federal alternative minimum tax (“AMT”). Any federal AMT paid would be available as a credit to offset federal income taxes otherwise payable in subsequent years.

     LQ Properties has elected to be treated as a REIT for federal income tax purposes and believes that it has met all the requirements for qualification. Accordingly, LQ Properties generally will not be taxed on that portion of its REIT taxable income that it distributes to its common and preferred shareholders, provided that it continues to comply with the requirements of the Code and related regulations. These requirements include a provision that LQ Properties must generally distribute at least 90% of its REIT taxable income (excluding net capital gains) as dividends eligible for the dividends paid deduction. LQ Properties may use its NOL carryforwards to reduce amounts otherwise required to be distributed to shareholders. Also, LQ Corporation may use its NOL carryforwards to offset for federal income tax purposes any taxable dividends that it receives from LQ Properties.

     Going forward, LQ Properties currently intends to continue to manage its investments, including the sale or disposition of property or other investments, and to operate (on its own and through its business relationships with LQ Corporation) in a manner consistent with the requirements for continued REIT qualification.

Effects of Certain Events on Lodging Demand

     The combination of terrorist attacks and the impact of the war with Iraq and its aftermath and the downturn in the national economy, along with our concentration of hotels in certain markets, resulted in substantial declines in demand for lodging for both business and leisure travelers across all lodging segments and increased price competition during 2002 and the first half of 2003. Although we continually and actively manage the operating costs of our hotels in order to respond to changes in demand at our lodging properties, we must also continue to provide the level of service that our guests expect. Our operating results and cash flow from operating activities have improved during 2004; however, our operating results and cash flow from operating activities could be adversely impacted should such events occur again.

     RevPAR results for company owned hotels for the year ended December 31, 2004 were favorable. We believe this trend will continue in 2005, and will be driven primarily by both rate and occupancy increases as a result of higher demand from business travelers, increased margins from various Internet travel sites including our websites, www.LQ.com and www.baymontinns.com, increased national sales revenue, growth in membership of our customer loyalty program, our advertising and promotion incentives, rate increases and improving guest satisfaction. In addition, we believe the RevPAR performance of the Acquired Hotels will improve over time as La Quinta’s systems and programs are implemented. However, approximately 50% of our business is booked within zero to seven days of the stay; therefore, forecasting such a trend is difficult and declines in business and leisure traveler demand could impact our results. We can give no assurance that the trends experienced in 2004 will continue in 2005.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Under certain franchise agreements or joint venture agreements, we have committed to provide certain incentive payments, loans, reimbursements, rebates and other payments, to help defray the costs of construction, marketing and other costs associated with opening and operating a La Quinta or Baymont hotel. See “Consolidated Liquidity and Capital Resources — Cash Flows from Investing Activities.”

Contractual Obligations

     The following table summarizes our contractual obligations and commercial commitments that are expected to have an effect on liquidity and cash flow in future periods (in millions):

		Less Than 1			More Than 5
	Total	Year	2-3 Years	4-5 Years	Years
Long-term debt obligations (1)	$1,271.9	$185.3	$346.3	$94.1	$646.2
Operating lease obligations	31.3	3.2	6.6	5.3	16.2
Purchase obligations:
Capital expenditures (2)	1.9	1.9	—	—	—
Goods and services (3)	90.4	35.5	28.8	15.4	10.7
Other long-term obligations (4,5)	12.5	0.6	9.8	1.0	1.1

Total	$1,408.0	$226.5	$391.5	$115.8	$674.2

(1)	Includes estimated interest payments based on the stated interest rate and maturity date totaling $346.3 million.

(2)	Capital expenditures include the remaining balance on contracts related to the redevelopment of our hotel at the Convention Center in San Antonio, Texas.

(3)	Goods and services include certain material non-cancelable obligations arising in the normal course of business operations, including obligations under purchasing contracts, energy purchase contracts, marketing contracts, and information technology service related agreements, among others. Certain contracts are based on variable pricing where estimates to determine the obligation could not be obtained. Contracts with undeterminable variable pricing are included in the above table assuming that the contracts were terminated at December 31, 2004 and reported based on the penalties listed in the respective termination provisions of each contract. We are also party to numerous other contracts and agreements entered into in the ordinary course of our business.

(4)	Other long-term liabilities reflected on our balance sheet include estimates of distributions related to certain deferred compensation agreements (as described more fully in note 17 of our consolidated financial statements) and our obligation related to the Supplemental Executive Retirement Plan. We are obligated under an agreement to provide a letter of credit to ensure payment of certain indebtedness of an unrelated third party. This obligation is excluded from the table because we cannot estimate the timing of performance under the agreement. At December 31, 2004, we have recorded a liability of approximately $4.2 million related to this obligation that is included in other non-current liabilities as described more fully in note 15 of our consolidated financial statements.

(5)	We are obligated under employment contracts with certain executives. Payments under these contracts are based on level of service and are variable based on individual performance. Since we cannot estimate the total obligation under these variable contracts, we assessed our minimum commitments under these employment agreements by assuming the contracts are terminated, without cause, as of January 1, 2005. Our minimum obligations, based on the severance provisions of each employment contract, would be approximately $7.7 million. These employment contracts are excluded from the above table due to the uncertainty of the dollar amounts to be paid and the timing of such amounts.

     The 800,000 issued and outstanding shares of LQ Properties Series A Preferred Stock are entitled to quarterly dividends at the rate of 9% per annum of the $250 per share liquidation preference. Although LQ Properties has paid all dividends due on the Series A Preferred Stock, any unpaid dividends will accumulate and increase the liquidation value of the Series A Preferred Stock. These dividends are excluded from the above table.

Corporate Governance Matters

     The charters for each of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics applicable to our boards of directors, Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, and Controller, or persons performing similar functions, among others, are available in the Investor Relations section of our website at www.LQ.com. We will provide, without charge, upon the written request of any shareholder a copy of any of the foregoing. Any such request should be addressed to: La Quinta Corporation, 909 Hidden Ridge Drive, Suite 600, Irving, Texas 75038, Attn: Investor Relations. Changes to or waivers granted with respect to our Code of Business Conduct and Ethics that we are required to disclose under applicable SEC rules will also be posted on our website.

Critical Accounting Policies and Estimates

     The consolidated financial statements of LQ Corporation and separate financial statements of LQ Properties have been prepared in conformity with GAAP, which require our management to make estimates, judgments and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures and contingencies. Our management evaluates estimates used in preparation of its financial statements on a continual basis, including estimates related to the following:

Carrying Amount and Classification of Lodging Real Estate Assets, Potential Impairment and Recognition of Sales

     We evaluate the carrying value and classification of all owned lodging assets on an ongoing basis. The evaluation process includes a review of current facts and circumstances such as guest satisfaction scores, profitability, changing market conditions, and condition of the property, among other factors. As a result of this evaluation process, we identify properties we intend to sell and properties we intend to hold for use.

     With respect to properties we intend to sell, our management begins to initiate marketing efforts shortly after obtaining authority to sell the property. The properties that we expect to sell within twelve months are reclassified as assets held for sale and accounted for as discontinued operations. Depreciation of the assets ceases upon this reclassification. We record impairment charges on these properties when the estimated fair value less costs to sell is less than the carrying amount of the property. These assets are then monitored through the date of sale for potential adjustment based on the offers that we are willing to take under serious consideration and our continued review of facts and circumstances.

     As we sell the related assets, contracts are reviewed to determine if:

•	a sale has been consummated;

•	the buyer’s investment is adequate;

•	a complete transfer of risks and rewards has occurred; and

•	any contingencies or obligations on our part continue to exist.

     For the assets that may take longer than one year to sell or for those assets we intend to hold and use, we estimate when the assets may be sold or otherwise disposed of. We apply a probability-weighted cash flow estimation approach to recovery of the carrying amount of each lodging asset held for use to determine if the undiscounted net cash flows exceed the carrying amount of the property. If this test results in a loss, we then calculate an impairment loss on the lodging asset held for use by determining the excess of the property’s carrying amount over our estimate of fair market value of the asset. The fair value of those assets becomes the new cost basis and is depreciated over the remaining useful life of the asset.

     As of December 31, 2004, we had 374 lodging properties classified as held for use with a net book value (including land, buildings and improvements, furniture, fixtures and equipment) of $2.5 billion and one parcel of land classified as held for sale with a net book value of $5.5 million.

     Subsequent to December 31, 2004, 17 hotels, including one hotel that is subject to full condemnation, met the criteria for classification as held for sale in accordance with SFAS 144. The decision to sell certain of these hotels was based on (1) local market conditions, (2) historical operating and financial results associated with the hotel, and (3) future capital expenditure requirements. The sales or condemnation proceedings of the 17 hotels are expected to close or otherwise be concluded within 12 months. An impairment charge of $8.2 million was recorded during the three months ended December 31, 2004 to write down 9 of the total 17 hotels to estimated net realizable value. This impairment charge is included in our total impairments of $21.0 million for the year ended December 31, 2004. The net book value at December 31, 2004 for the 17 hotels was $35.4 million. Effective in the first quarter of 2005, the assets and liabilities associated with these hotels will be classified as discontinued operations for all periods presented on the consolidated balance sheets and the revenues and expenses for these hotels will be classified as discontinued operations for all periods presented in the consolidated statements of operations.

Intangible Assets

     As of December 31, 2004 and 2003, our consolidated balance sheet included intangible assets totaling approximately $117.3 and $73.4 million, respectively. In January 2002, we implemented SFAS 142 and determined that the La Quinta trademarks were finite lived assets and amortized these assets over 21 years based on management’s assessment of the life and fair value of the brands. During September 2004, we determined that the La Quinta trademarks have an indefinite useful life based on changes in circumstances of factors used to determine the useful lives primarily as a result of the establishment and growth of our La Quinta franchise program. In accordance with SFAS 142, these assets are no longer amortized and will be tested for impairment annually, or more frequently if events or circumstances indicate that the asset might be impaired. During the years ended December 31, 2004, 2003 and 2002, we recorded amortization expense of approximately $2.6 million, $3.9 million and $3.9 million per year on the brand intangible assets. In 2004, testing for impairment indicated there was no impairment related to these intangibles.

     As part of the Acquisition, we acquired intangible assets related to the Baymont trademarks and existing Baymont franchising agreements. Management determined that the Baymont trademarks have an indefinite useful life. These assets will also be tested for impairment annually, or more frequently as circumstances require. The Baymont franchising agreements were deemed to have a finite life and are amortized over the weighted average life of the associated franchise agreements, including potential renewals, based on the interest method of amortization. For the year ended December 31, 2004, we recorded amortization expense of approximately $0.7 million related to these franchise agreements.

Income Taxes

     As of December 31, 2004, our total federal NOL carryforwards were approximately $486.3 million, of which approximately $178.3 million is available only to LQ Properties and its taxable REIT subsidiaries. NOL carryforwards expire 20 years after the year in which they arise (15 years for NOLs arising prior to 1998). Our NOL carryforwards will expire in years 2009 thru 2024. As of December 31, 2004, our total capital loss carryforwards were approximately $28.5 million and our federal tax credit carryforwards (primarily AMT credit carryforwards available only to LQ Properties) were approximately

$7.9 million, of which $2.2 million will expire between 2018 and 2024. As of December 31, 2004, deferred tax assets of $203.1 million, subject to a valuation allowance of $29.2 million, have been recorded to reflect the tax benefits associated with certain NOL carryforwards, capital loss carryforwards and tax credit carryforwards. The valuation allowance pertains to recorded deferred tax assets for which realization of the benefits is not reasonably assured. When assessing the adequacy of the valuation allowance, La Quinta considered both anticipated reversals of deferred tax liabilities within applicable carryforward periods and other potential sources of taxable income within those periods. NOL carryforwards are realized by utilizing such carryforwards to reduce taxable income; consequently, we will need to generate future taxable income at least equal to the loss carryforwards during the carryforward period to realize the full benefit of the tax loss carryforwards. Should we determine that additional tax loss carryforwards are not likely to be realized, the valuation allowance will be increased, with a corresponding charge to income tax expense. The actual utilization of NOL carryforwards to reduce taxable income will be recognized for financial reporting purposes as a reduction of the deferred tax asset.

Retention of Risk

•	General Liability, Automobile Liability and Workers’ Compensation Liabilities

     We maintain a paid loss retrospective insurance plan for commercial general liability (“GL”), automobile liability (“AL”) and workers’ compensation (“WC”) loss exposures related to our lodging operations. The insurance carrier initially pays all losses falling within the insurance coverage and amounts within the deductible and retention limits are then billed to us retrospectively on a monthly basis.

     We perform formal reviews of estimates of the ultimate liability for losses and associated expenses within the deductible and retention limits on a bi-annual basis. The estimates are based upon a third-party actuarial analysis of actual historical development trends of loss frequency, severity and incurred but not reported (“IBNR”) claims. The actuary utilizes a loss triangle method to measure period to period loss trends. Loss development factors and increased limits factors are calculated based on historical experience and are used to estimate the ultimate loss liability. We establish a liability to cover our estimated ultimate liability for losses and loss adjustment expenses with respect to reported claims and IBNR claims and associated insurance plan expenses. Large claims or incidents that could potentially involve material amounts are also monitored closely on a case-by-case basis. As of December 31, 2004, our balance sheet included an estimated liability with respect to the deductible and retention limits of approximately $22.3 million.

     The amount of liability related to the GL, AL and WC accounts and the changes therein were as follows:

	2004	2003	2002
	(In millions)
January 1	$21.4	$22.9	$21.7
Expense	11.5	9.1	8.9
Payments	(10.6)	(10.6)	(7.7)

December 31	$22.3	$21.4	$22.9

     Changes in facts and circumstances may lead to a re-estimate of the liability due to revisions of the estimated ultimate costs of La Quinta’s GL, AL and WC coverage. Changes in estimates occur over time due to factors such as severity of injury that affect liability claims differently from those predicted in prior liability estimates. The establishment of these liabilities is an inherently uncertain process, which is characteristic of liability claims or other long-term liabilities, which can be influenced by external factors and assumptions. The ultimate cost of losses from La Quinta’s insurance programs may vary from recorded amounts, which are based on La Quinta’s best estimates of future losses or obligations.

     At December 31, 2004 and 2003, the impact of an increase or decrease of one percent in the recorded liability related to losses from GL claims, AL claims, and WC claims would increase or decrease our loss before income tax by $0.2 million.

•	Employee Healthcare Liabilities

     We maintain a self-insurance program for major medical and hospitalization coverage for certain of our lodging salaried field employees and corporate employees and their dependents, which is partially funded by payroll deductions. In January 2003, we changed the healthcare benefit coverage provided to our field level hourly employees so that coverage for these employees is no longer part of this self-insurance program but covered under a separate fully insured health program. Payments for major medical and hospitalization to individual participants below specified amounts (currently $500,000 per individual per year and $1,000,000 per individual for a lifetime maximum) are self-insured by us. We base our estimate of ultimate liability on trends in claim payment history, historical trends in IBNR incidents and developments in other cost components (such as rising medical costs, projected premium costs, number of participants, etc.). Our liability with respect to employee healthcare reserves is monitored on a monthly basis and adjusted accordingly.

     The amount of liability related to the employee healthcare program and the changes therein were as follows:

	2004	2003	2002
	(In millions)
January 1	$0.6	$1.9	$2.8
Expense (net of employee contributions)	4.2	4.4	10.8
Payments	(4.2)	(5.7)	(11.7)

December 31	$0.6	$0.6	$1.9

     Changes in facts and circumstances may lead to a re-estimate of the liability due to revisions of the estimated ultimate costs of La Quinta’s employee healthcare coverage. Changes in estimates occur over time due to factors such as medical costs that affect liability claims differently from those predicted in prior liability estimates. The establishment of these liabilities is an inherently uncertain process, which is characteristic of liability claims or other long-term liabilities, which can be influenced by external factors and assumptions. The ultimate cost of losses from La Quinta’s insurance programs may vary from recorded amounts, which are based on La Quinta’s best estimates of future losses or obligations.

     At December 31, 2004 and 2003, the impact of an increase or decrease of one percent in the recorded liability related to losses from employee healthcare claims would increase or decrease our loss before income tax for the year then ended by approximately $6,000.

•	Litigation and Contingencies

     We monitor ongoing litigation and other loss contingencies on a case-by-case basis as they arise. Losses related to litigation and other contingencies are recognized when the loss is considered probable and the amount is estimable.

•	Returns Program

     La Quinta maintains a customer loyalty program, Returns, which allows members to earn points based on dollars spent. Members may redeem points earned for free stay certificates and a variety of other awards. As part of the Acquisition, we assumed the liability for the Baymont customer loyalty program, Guest Ovations. This loyalty program includes substantially the same types of awards as Returns. We account for the Guest Ovations program under the same method as used for Returns. As of December 31, 2004 and 2003, the liability for the programs was $6.1 million and $5.0 million, respectively. We plan to combine the Guest Ovations program with our Returns program in April 2005.

     La Quinta accounts for the economic impact of providing a free stay or other award by accruing an estimate of its liability for issued and unredeemed free stay certificates and points. The expense related to this estimate includes the cost of administering the program as well as the incremental cost of the stay at an owned hotel and the value of awards purchased from program partners. La Quinta determines the value of the future redemption obligation based upon historical experience, including an estimate of “breakage” for points that will never be redeemed. The estimate is based on a calculation that includes an assumption for redemption rate, redemption type (whether for free stay certificate or other award) and rate of redemption at company owned hotels versus franchised hotels. The expenses of the program are charged to operations as a component of other lodging and general and administrative expenses.

     Actual results of the program may vary from estimates we have made due primarily to variance from assumptions used in the calculation of our obligation for future redemptions and changes in member behavior. These variances are accounted for as changes in estimates and are charged to operations as they become known. At December 31, 2004 and 2003, the impact of an increase or decrease of one percent for Returns program obligations would increase or decrease our loss before income tax for the year then ended by approximately $0.1 million. An increase or decrease in redemption assumption of one percent would increase or decrease the estimated obligation for future redemptions by approximately $0.1 million at December 31, 2004 and 2003. A change in redemption type of one percent would result in an increase or decrease in the estimated obligation for future redemptions of approximately $11,000 to $37,000, depending on the award selected.

Changes in Accounting Principles

     We implemented the provisions of SFAS No. 144 in 2002 and, as a result, gains and losses on long-lived assets classified as held for sale subsequent to January 1, 2002, the effective date of SFAS 144, are classified as gains or losses from disposal of discontinued operations. Certain gains and losses on long-lived assets classified as held for sale that were disposed of during the years ended December 31, 2003, 2002 and 2001 have been classified in continuing operations because they were classified as held for sale as of December 31, 2001 and restatement of prior periods is not permitted under SFAS 144.

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

     Upon implementation of SFAS 142, we identified two reporting units: La Quinta lodging ($248.4 million carrying value) and TeleMatrix, Inc. telecommunications ($18.6 million carrying value). As a result, we recorded a charge to earnings of $248.4 million to reflect the adjustment to goodwill for the lodging reporting unit that is reported as the cumulative effect of a change in accounting principle. In addition, we recorded a charge to earnings of approximately $10.6 million related to goodwill for the TeleMatrix reporting unit as of the date we implemented SFAS 142, which was subsequently reclassified to discontinued operations. During the third quarter of 2002, we recorded a charge of $8.0 million to write off the remaining goodwill balance for TeleMatrix, which is also included in discontinued operations. As a result of implementing SFAS 142, we incurred a decrease in amortization of goodwill and a corresponding annual reduction in net loss of $15.0 million for the years ended December 31, 2004 and 2003 as compared to 2002.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The tables below provide information about our debt obligations that are sensitive to changes in interest rates. The tables present principal cash flows and related weighted average interest rates by expected maturity dates as of December 31, 2004 and 2003. We had no variable rate debt or interest rate swaps as of December 31, 2004 and 2003.

     The following market risk disclosures are related to debt obligations as of December 31, 2004:

	2005	2006	2007	2008	2009		Thereafter	Face Value	Fair Value
					(In millions)
Long Term Debt Obligations:
Fixed rate	$116	$20	$210	$50	$—		$530	$926	$993
Average interest rate	7.43%	7.30%	7.06%	7.33%	N/A	(1)	8.16%	N/A	N/A

(1)	N/A means not applicable.

     The following market risk disclosures are related to debt obligations as of December 31, 2003:

	2004	2005	2006	2007	2008	Thereafter	Face Value		Fair Value
				(In millions)
Long Term Debt Obligations:
Fixed rate	$169	$116	$20	$210	$50	$330	$895		$967
Average interest rate	7.13%	7.43%	7.30%	7.06%	7.33%	8.87%	N/A	(1)	N/A

(1)	N/A means not applicable.

LQ Properties

     All debt obligations, including notes payable and bank notes payable, are liabilities of LQ Properties. During 2004, we issued $200 million of senior notes bearing a coupon rate of 7.0% and having a maturity of August 15, 2012 and repaid approximately $169 million of notes payable scheduled to mature (or that were redeemable at the option of the holders) in March and August of 2004.

     During 2003, we issued $325 million of senior notes bearing a coupon rate of 8.875% and having a maturity of March 15, 2011 and repaid approximately $151 million of notes payable scheduled to mature (or that were redeemable at the option of the holders) in September 2003 and March 2004.

     Fixed rate debt as of December 31, 2004 and 2003 was $926 million and $895 million, respectively. As of December 31, 2004 and 2003, LQ Properties did not have any outstanding interest rate swap agreements.

LQ Corporation

     LQ Corporation is a guarantor, with LQ Properties as borrower, under the 2003 Credit Facility, 7.0% senior notes due August 15, 2012 and 8.875% senior notes due March 15, 2011.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LA QUINTA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2004	2003
ASSETS:
Current Assets:
Cash and cash equivalents	$103,359	$327,083
Fees, interest and other receivables, net of allowances of $3,355 and $3,698, respectively	27,291	20,759
Deferred income taxes, net	20,484	19,821
Investments in securities	—	122,175
Other current assets	8,919	7,370

Total current assets	160,053	497,208
Intangible assets, net	117,286	73,421
Restricted cash	4,150	3,000
Property and equipment, net	2,464,427	2,143,749
Mortgages and other notes receivable, net	26,431	58,565
Other non-current assets	38,118	29,851

Total assets	$2,810,465	$2,805,794

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$115,993	$169,547
Accounts payable	35,330	20,204
Accrued payroll and employee benefits	35,851	29,828
Accrued expenses and other current liabilities	79,949	66,222

Total current liabilities	267,123	285,801
Long-term debt	809,624	725,607
Deferred income taxes, net	125,809	153,476
Other non-current liabilities	12,352	18,345

Total liabilities	1,214,908	1,183,229

Commitments and contingencies
Minority interest (including preferred stock liquidation preference of $200,000)	205,856	206,031

Shareholders’ Equity:
LQ Corporation Common Stock, $0.01 par value; 500,000 shares authorized; 183,128 and 179,902 shares issued and 181,077 and 177,921 shares outstanding at December 31, 2004 and 2003, respectively	1,831	1,799
LQ Properties Class B Common Stock, $0.01 par value; 500,000 shares authorized; 183,128 and 179,902 shares issued and 181,077 and 177,921 shares outstanding at December 31, 2004 and 2003, respectively,	1,831	1,799
Treasury Stock, at par; 2,051 and 1,981 paired common shares at December 31, 2004 and 2003, respectively, 2003, respectively	(40)	(40)
Additional paid-in-capital	3,688,018	3,669,062
Unearned compensation	(6,701)	(5,155)
Accumulated other comprehensive income	458	226
Accumulated deficit	(2,295,696)	(2,251,157)

Total shareholders’ equity	1,389,701	1,416,534

Total liabilities and shareholders’ equity	$2,810,465	$2,805,794

The accompanying notes are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the year ended December 31,
	2004	2003	2002
REVENUE:
Hotel operations	$563,427	$491,453	$495,413
Franchise fees	17,331	9,624	5,239
Other	12,421	14,064	20,172

	593,179	515,141	520,824

EXPENSES:
Direct lodging operations	271,239	232,816	232,605
Other lodging and operating expenses	80,223	71,507	66,405
General and administrative	61,412	55,543	51,302
Interest, net	63,781	62,679	64,995
Depreciation and amortization	126,234	128,453	123,152
Impairment of property and equipment, mortgages and other notes receivable	20,977	67,302	36,731
Loss on early extinguishment of debt	21,399	6,393	1,029
Other expense (income)	903	1,758	(15,650)

	646,168	626,451	560,569

Loss before minority interest, income taxes, discontinued operations and cumulative effect of change in accounting principle	(52,989)	(111,310)	(39,745)
Minority interest	(18,344)	(18,135)	(18,522)
Income tax benefit (expense)	24,491	50,154	(181,530)

Loss before discontinued operations and cumulative effect of change in accounting principle	(46,842)	(79,291)	(239,797)
Income (loss) from discontinued operations, net	2,303	(4,471)	(19,598)

Loss before cumulative effect of change in accounting principle	(44,539)	(83,762)	(259,395)
Cumulative effect of change in accounting principle, net	—	—	(248,358)

Net loss	$(44,539)	$(83,762)	$(507,753)

LOSS PER SHARE—BASIC AND ASSUMING DILUTION
Loss before discontinued operations and cumulative effect of change in accounting principle	$(0.26)	$(0.55)	$(1.68)
Income (loss) from discontinued operations, net	0.01	(0.03)	(0.13)
Cumulative effect of change in accounting principle, net	—	—	(1.74)

Net loss	$(0.25)	$(0.58)	$(3.55)

The accompanying notes are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME

For the years ended December 31, 2004, 2003 and 2002
(In thousands)

				Class B						Accumulated
		Common		Common				Additional		Other
	Preferred	Stock		Stock		Treasury Stock		Paid-in	Unearned	Comprehensive	Accumulated		Comprehensive
	Stock	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Total	Income (Loss)
Balance, December 31, 2001	$70	—	$—	142,958	$28,591	—	$—	$3,659,185	$(2,669)	$(972)	$(1,659,642)	$2,024,563	$—
Reorganization	(70)	142,958	1,429	—	(27,162)	—	—	(173,810)	—	—	—	(199,613)	—
Issuance of paired common shares for employee compensation and stock options	—	817	9	817	9	—	—	3,397	(1,877)	—	—	1,538	—
Retirement of forfeited restricted stock grants	—	(97)	(1)	(97)	(1)	—	—	(267)	135	—	—	(134)	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	2,549	—	—	2,549	—
Unrealized gain on securities, net	—	—	—	—	—	—	—	—	—	119	—	119	119
Purchase of paired common shares	—	—	—	—	—	(1,569)	(32)	(7,732)	—	—	—	(7,764)	—
Minimum pension liability adjustment, net	—	—	—	—	—	—	—	—	—	(218)	—	(218)	(218)
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—	—	(507,753)	(507,753)	(507,753)

Balance, December 31, 2002	$—	143,678	$1,437	143,678	$1,437	(1,569)	$(32)	$3,480,773	$(1,862)	$(1,071)	$(2,167,395)	$1,313,287	$(507,852)

Issuance of paired common shares for:
Restricted stock	—	1,385	13	1,385	13	—	—	5,732	(5,516)	—	—	242	—
Equity offering	—	34,500	345	34,500	345	—	—	182,899	—	—	—	183,589	—
Employee compensation and stock options	—	188	2	188	2	—	—	729	—	—	—	733	—
Employee stock purchases		161	2	161	2		—	526	—	—	—	530	—
Forfeiture of restricted stock	—	(10)	—	(10)	—	(64)	(1)	(266)	—	—	—	(267)	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	2,223	—	—	2,223	—
Unrealized gain on securities, net	—	—	—	—	—	—	—	—	—	226	—	226	226
Minimum pension liability adjustment, net	—	—	—	—	—	—	—	—	—	1,071	—	1,071	1,071
Purchase of paired common shares	—	—	—	—	—	(348)	(7)	(1,331)	—	—	—	(1,338)	—
Net loss for the year ended December 31, 2003	—	—	—	—	—	—	—	—	—	—	(83,762)	(83,762)	(83,762)

Balance, December 31, 2003	$—	179,902	$1,799	179,902	$1,799	(1,981)	$(40)	$3,669,062	$(5,155)	$226	$(2,251,157)	$1,416,534	$(82,465)

The accompanying notes are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
For the years ended December 31, 2004, 2003 and 2002
(In thousands)

				Class B						Accumulated
		Common		Common				Additional		Other
	Preferred	Stock		Stock		Treasury Stock		Paid-in	Unearned	Comprehensive	Accumulated		Comprehensive
	Stock	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Total	Income (Loss)
Balance, December 31, 2003	$—	179,902	$1,799	179,902	$1,799	(1,981)	$(40)	$3,669,062	$(5,155)	$226	$(2,251,157)	$1,416,534	$—
Issuance of paired common shares for:
Restricted stock	—	502	5	502	5	—	—	4,014	(3,765)	—	—	259	—
Employee compensation and stock options	—	2,516	25	2,516	25	—	—	9,630	(106)	—	—	9,574	—
Employee stock purchases	—	208	2	208	2	—	—	570	—	—	—	574	—
Forfeiture of restricted stock	—	—	—	—	—	(70)	—	(485)	120	—	—	(365)	—
Amortization of unearned compensation	—	—	—	—	—	—	—		2,205	—	—	2,205	—
Deferred tax benefit on employee stock compensation	—	—	—	—	—	—	—	4,730	—	—	—	4,730	—
Unrealized gain on securities, net	—	—	—	—	—	—	—	—	—	232	—	232	232
Other	—	—	—	—	—	—	—	497	—	—	—	497	—
Net loss for the year ended December 31, 2004	—	—	—	—	—	—	—	—	—	—	(44,539)	(44,539)	(44,539)

Balance, December 31, 2004	$—	183,128	$1,831	183,128	$1,831	(2,051)	$(40)	$3,688,018	$(6,701)	$458	$(2,295,696)	$1,389,701	$(44,307)

The accompanying notes are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,539)	$(83,762)	$(507,753)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	126,234	128,453	123,152
Loss on early extinguishment of debt	21,399	6,393	1,029
Impairment of property and equipment, mortgages, and other notes receivables	20,977	67,302	36,731
Minority interest	18,344	18,135	18,522
Stock based compensation	2,474	2,351	2,549
Amortization of debt issuance costs	2,403	2,686	6,749
Gain on sale of assets	(208)	(1,292)	(10,296)
Deferred tax (benefit) expense	(25,154)	(48,940)	186,915
(Income) loss from discontinued operations, net	(2,303)	4,471	19,598
Cumulative effect of change in accounting principle, net	—	—	248,358
Provision for loss on interest and other receivables	—	—	1,900
Net change in other assets and liabilities	11,763	(12,561)	(27,186)

Net cash provided by operating activities	131,390	83,236	100,268

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(73,435)	(56,837)	(117,387)
Purchase of hotel assets	(26,227)	—	—
Baymont acquisition	(418,429)	—	—
Proceeds from sale of assets	11,755	26,842	249,193
Proceeds from notes receivable	35,072	—	—
Proceeds from surrender of life insurance policies	—	5,947	—
Redemption (purchase) of securities	122,175	(65,809)	(56,366)
Other	(1,774)	2,881	(1,374)

Net cash (used in) provided by investing activities	(350,863)	(86,976)	74,066

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings of long-term debt	200,000	360,000	12,000
Repayment of long-term debt	(169,543)	(185,810)	(287,367)
Dividends to preferred shareholders (characterized as minority interest)	(18,000)	(18,000)	(18,000)
Debt issuance costs	(4,671)	(11,782)	(46)
Debt repurchase premium	(21,399)	(6,095)	(1,603)
Proceeds from employee stock purchase and other	9,997	1,027	981
Purchase of treasury stock	—	(1,338)	(7,764)
Net proceeds from equity offering	—	184,294	—
Other	(635)	(572)	(735)

Net cash (used in) provided by financing activities	(4,251)	321,724	(302,534)

Net (decrease) increase in cash and cash equivalents	(223,724)	317,984	(128,200)
Cash and cash equivalents at:
Beginning of year	327,083	9,099	137,299

End of year	$103,359	$327,083	$9,099

Supplemental disclosure of cash flow information (note 2)

The accompanying notes are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2004	2003
ASSETS:
Current Assets:
Cash and cash equivalents	$33,387	$228,055
Fees, interest and other receivables, net of allowances of $42 and $135, respectively	5,000	5,539
Rent receivable from La Quinta Corporation	—	85,928
Investments in securities	—	122,175
Other current assets, net	1,014	1,749

Total current assets	39,401	443,446
Note receivable from La Quinta Corporation	3,165	22,128
Restricted cash	400	500
Deferred income taxes, net	8,636	9,563
Intangible assets, net	58,236	60,012
Property and equipment, net	2,302,136	2,079,834
Mortgages and other notes receivable, net	30,700	62,329
Other non-current assets	15,472	13,581

Total assets	$2,458,146	$2,691,393

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term borrowings and current maturities of long-term debt	$115,993	$169,547
Accounts payable	24,990	13,473
Accrued expenses and other current liabilities	48,385	39,025

Total current liabilities	189,368	222,045
Long-term debt	809,624	725,607
Other non-current liabilities	682	9,573

Total liabilities	999,674	957,225

Commitments and contingencies
Minority interest	25,027	26,309

Shareholders’ Equity:
LQ Properties Preferred Stock, $0.10 par value; 6,000 shares authorized; 800 and 701 shares issued and outstanding December 31, 2004 and 2003, respectively	80	70
LQ Properties Class A Common Stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding December 31, 2004 and 2003	1	1
LQ Properties Class B Common Stock, $0.01 par value; 500,000 shares authorized; 183,128 and 179,902 shares issued and 181,077 and 177,921 shares outstanding at December 31, 2004 and 2003, respectively	1,831	1,799
Treasury Stock, at par; 2,051 and 1,981 paired common shares at December 31, 2004 and 2003, respectively	(20)	(20)
Additional paid-in-capital	3,309,736	3,532,820
Equity investment in La Quinta Corporation	(41,595)	(41,595)
Accumulated deficit	(1,836,588)	(1,785,216)

Total shareholders’ equity	1,433,445	1,707,859

Total liabilities and shareholders’ equity	$2,458,146	$2,691,393

The accompanying notes are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	For the year ended
	December 31,
	2004	2003	2002
REVENUE:
Rent from La Quinta Corporation	$194,369	$193,451	$211,413
Royalty from La Quinta Corporation	7,786	12,285	12,398
Other	8,946	11,035	18,643

	211,101	216,771	242,454

EXPENSES:
Direct lodging expenses	645	664	849
Other lodging expenses	30,176	26,984	30,188
General and administrative	1,384	3,849	7,911
Interest, net	63,418	62,053	63,905
Depreciation and amortization	111,220	109,919	105,335
Impairment of property and equipment, mortgages and other notes receivable	20,977	67,302	36,731
Loss on early extinguishment of debt	21,399	6,393	1,029
Other income	(4,401)	(3,248)	(16,519)

	244,818	273,916	229,429

(Loss) income before minority interest, income taxes, discontinued operations and cumulative effect of change in accounting principle	(33,717)	(57,145)	13,025
Minority interest	(2,304)	(3,704)	(3,726)
Income tax (expense) benefit	(1,066)	(134)	14,559

(Loss) income before discontinued operations and cumulative effect of change in accounting principle	(37,087)	(60,983)	23,858
Income (loss) from discontinued operations, net	3,715	(7,353)	(19,021)

(Loss) income before cumulative effect of change in accounting principle	(33,372)	(68,336)	4,837
Cumulative effect of change in accounting principle, net	—	—	(248,358)

Net loss	(33,372)	(68,336)	(243,521)
Preferred stock dividends	(18,000)	(18,000)	(18,000)

Net loss attributable to common shareholders	$(51,372)	$(86,336)	$(261,521)

The accompanying notes are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
For the years ended December 31, 2004, 2003 and 2002
(In thousands)

											Accumulated
										Equity	Other
		Class A		Class B				Additional		Investment	Comprehensive			Comprehensive
	Preferred	Common Stock		Common Stock		Treasury Stock		Paid-in	Unearned	in La Quinta	Income	Accumulated		Income
	Stock	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Corporation	(Loss)	Deficit	Total	(Loss)
Balance, December 31, 2001	$70	—	$—	144,263	$14,426	—	$—	$3,592,227	$(1,228)	$—	$(119)	$(1,437,359)	$2,168,017	$—
Reorganization	—	100	1	(1,305)	(12,997)	—	—	12,996	—	(41,595)	—	—	(41,595)	—
Issuance of paired common shares for employee compensation and stock options	—	—	—	817	9	—	—	1,287	—	—	—	—	1,296	—
Forfeiture of restricted stock	—	—	—	(97)	(1)	—	—	(137)	—	—	—	—	(138)	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	1,151	—	—	—	1,151	—
Dividends paid to shareholders	—	—	—	—	—	—	—	—	—	—	—	(18,000)	(18,000)	—
Unrealized gain on securities, net	—	—	—	—	—	—	—	—	—	—	119	—	119	119
Dividends paid to La Quinta Corporation	—	—	—	—	—	—	—	(60,575)	—	—	—	—	(60,575)	—
Purchase of paired common shares	—	—	—	—	—	(1,569)	(16)	(691)	—	—	—	—	(707)	—
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	—	—	—	—	—	(243,521)	(243,521)	(243,521)

Balance, December 31, 2002	$70	100	$1	143,678	$1,437	(1,569)	$(16)	$3,545,107	$(77)	$(41,595)	$—	$(1,698,880)	$1,806,047	$(243,402)

Issuance of paired common shares for:
Restricted stock	—	—	—	1,385	13	—	—	662	—	—	—	—	675	—
Equity offering, net	—	—	—	34,500	345	—	—	17,065	—	—	—	—	17,410	—
Employee compensation and stock options	—	—	—	188	2	—	—	107	—	—	—	—	109	—
Employee stock purchases	—	—	—	161	2	—	—	74	—	—	—		76	—
Forfeiture of restricted stock		—	—	(10)	—	(64)	(1)	(26)	—	—	—	—	(27)	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	77	—	—	—	77	—
Dividends paid to shareholders	—	—	—	—	—	—	—	—	—	—	—	(18,000)	(18,000)	—
Purchase of paired common shares	—	—	—	—	—	(348)	(3)	(169)	—	—	—	—	(172)	—
Dividends paid to La Quinta Corporation	—	—	—	—	—	—	—	(30,000)	—	—	—	—	(30,000)	—
Net loss for the year ended December 31, 2003	—		—	—	—	—	—	—	—	—	—	(68,336)	(68,336)	(68,336)

Balance, December 31, 2003	$70	100	$1	179,902	$1,799	(1,981)	$(20)	$3,532,820	$—	$(41,595)	$—	$(1,785,216)	$1,707,859	$(68,336)

The accompanying notes are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
For the years ended December 31, 2004, 2003 and 2002
(In thousands)

											Accumulated
		Class A								Equity	Other
		Common		Class B				Additional		Investment	Comprehensive			Comprehensive
	Preferred	Stock		Common Stock		Treasury Stock		Paid-in	Unearned	in La Quinta	Income	Accumulated		Income
	Stock	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Corporation	(Loss)	Deficit	Total	(Loss)
Balance, December 31, 2003	$70	100	$1	179,902	$1,799	(1,981)	$(20)	$3,532,820	$—	$(41,595)	$—	$(1,785,216)	$1,707,859	$—
Issuance of paired common shares for:
Restricted stock	—	—	—	502	5	—	—	310	—	—	—	—	315	—
Employee compensation and stock options	—	—	—	2,516	25	—	—	1,576	—	—	—	—	1,601	—
Employee stock purchases	—	—	—	208	2	—	—	116	—	—	—	—	118	—
Forfeiture of restricted stock	—	—	—	—	—	(70)	—	(43)	—	—	—	—	(43)	—
Preferred shareholder exchange	10	—	—	—	—	—	—	(43)	—	—	—	—	(33)	—
Dividends paid to shareholders	—	—	—	—	—	—	—	—	—	—	—	(18,000)	(18,000)	—
Dividends paid to La Quinta Corporation	—	—	—	—	—	—	—	(225,000)	—	—	—	—	(225,000)	—
Net loss for the year ended December 31, 2004	—	—	—	—	—	—	—	—	—	—	—	(33,372)	(33,372)	(33,372)

Balance, December 31, 2004	$80	100	$1	183,128	$1,831	(2,051)	$(20)	$3,309,736	$—	$(41,595)	$—	$(1,836,588)	$1,433,445	$(33,372)

The accompanying notes are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net loss	$(33,372)	$(68,336)	$(243,521)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	111,220	109,919	105,335
Loss on early extinguishment of debt	21,399	6,393	1,029
Impairment of property and equipment, mortgages and other notes receivable	20,977	67,302	36,731
Amortization of debt issuance costs	2,403	2,686	6,749
Minority interest	2,304	3,704	3,726
Deferred tax expense (benefit)	927	1,348	(9,174)
Gain on sale of assets	(208)	(1,292)	(10,296)
Other non-cash items	—	77	3,051
(Income) loss from discontinued operations, net	(3,715)	7,353	19,021
Cumulative effect of change in accounting principle, net	—	—	248,358
Net change in other assets and liabilities	(6,078)	(221,587)	(78,582)

Net cash provided by (used in) operating activities	115,857	(92,433)	82,427

Cash Flows from Investing Activities:
Capital expenditures	(49,612)	(41,554)	(106,150)
Purchase of hotel assets	(26,227)	—	—
Baymont acquisition	(290,492)	—	—
Proceeds from sale of assets	11,755	26,842	249,193
Redemption (purchase) of securities	122,175	(65,809)	(56,366)
Proceeds from surrender of life insurance policies	—	5,637	—
Proceeds from notes receivable	34,399	—	—
Other	(138)	5,157	2,654

Net cash (used in) provided by investing activities	(198,140)	(69,727)	89,331

Cash Flows from Financing Activities:
Proceeds from borrowings of long-term debt	200,000	360,000	12,000
Repayment of long-term debt	(169,543)	(185,810)	(287,367)
Net proceeds from equity offering	—	184,294	—
Proceeds from note receivable from La Quinta Corporation	43,922	25,125	58,150
Proceeds from rent and royalty receivable from La Quinta Corporation	85,926	70,000	—
Dividends/distributions to La Quinta Corporation	(228,587)	(34,909)	(64,535)
Dividends to preferred shareholders	(18,000)	(18,000)	(18,000)
Debt issuance costs	(4,671)	(11,782)	(46)
Debt repurchase premium	(21,399)	(6,095)	(1,603)
Other	(33)	(172)	275

Net cash (used in) provided by financing activities	(112,385)	382,651	(301,126)

Net (decrease) increase in cash and cash equivalents	(194,668)	220,491	(129,368)
Cash and cash equivalents at:
Beginning of year	228,055	7,564	136,932

End of year	$33,387	$228,055	$7,564

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

     In September 2004, we completed the acquisition of substantially all the assets of the limited service lodging division of The Marcus Corporation (the “Acquisition”), for a total purchase price of approximately $419.2 million, including estimated transaction costs and net working capital adjustments. As of December 31, 2004, approximately $40.6 million of the total purchase price was being held in escrow pending completion of certain transfer requirements. The Acquisition included 90 Baymont Inn & Suites (including one management contract), seven Woodfield Suites and one Budgetel Inn, plus all the trade rights associated with the Baymont, Woodfield Suites and Budgetel brands, and the Baymont franchise system of 87 hotels. These 185 hotels are located across 33 states, with approximately one-half of the hotels in the midwestern region of the United States.

     Our trade names, trademarks and service marks include La Quinta®, La Quinta Inns®, La Quinta Inn & Suites®, Returns®, Baymont®, Baymont Inn & Suites®, Woodfield®, Woodfield Suites®, Budgetel® and Guest Ovations®. We franchise our La Quinta and Baymont brands to independent owner/operators. As of December 31, 2004, our system of owned, managed and franchised hotels contained 592 hotels, representing approximately 65,000 rooms located in 39 states. As of December 31, 2004, we owned and operated 374 hotels (including 15 hotels located on land that we lease from third parties), representing approximately 46,000 rooms in 35 states. As of December 31, 2004, we franchised and/or managed 218 hotels, representing approximately 19,000 rooms under our brands. Our lodging properties are particularly sensitive to adverse economic and competitive conditions and trends and such conditions could adversely affect our business, financial position and results of operations.

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

     Previously, we reported the activities relating to the remaining assets of our healthcare business within the other category of operating segments. Consistent with La Quinta’s strategic plan to divest substantially all healthcare assets and related operations, the healthcare business revenues, results of operations and assets as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 are not material, therefore, we have discontinued presenting segment disclosures. At December 31, 2004, the remaining assets of our healthcare business related primarily to two mortgage loans with a net book value of $26.2 million (see Note 8 – Mortgages and Other Notes Receivable).

Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

     The accompanying consolidated financial statements represent the financial position and results of operations and cash flows of LQ Corporation on a consolidated basis with its controlled subsidiary LQ Properties and LQ Properties on a consolidated basis. In each case, the consolidated financial statements include the assets, liabilities, revenues and expenses of entities (in the absence of other factors determining control) where LQ Corporation and/or LQ Properties own over 50% of the voting shares of another company or, in the case of partnership investments, where LQ Corporation and/or LQ Properties controls or is the primary beneficiary of the general partnership interest. In addition, we currently manage one hotel under a management agreement with a third party. We determined that we do not: (1) maintain an equity ownership position, (2) have the ability to exercise significant influence or (3) have exposure to risks of operations that are sufficient to require consolidation of the managed hotel. Separate financial statements have been presented for LQ Properties because LQ Properties has securities that are publicly traded on the New York Stock Exchange. All significant intercompany balances and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash Equivalents

     Cash equivalents consist of highly liquid investments with a maturity of less than 90 days when purchased and are stated at cost, which approximates fair market value.

Investments in Securities

     At December 31, 2003, LQ Properties owned approximately $122.2 million in face amount of 7.114% Exercisable Put Option Securities (the “Securities”) due August 15, 2004 issued by the Meditrust Exercisable Put Option Securities Trust (the “Trust”). The Securities represented beneficial interests in the Trust and were classified as held-to-maturity under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” LQ Properties was also the issuer of a $150 million Exercisable Put Option Note due August 15, 2011 (the “7.114% Note”) to the Trust. The 7.114% Note was the sole asset of the Trust. On August 16, 2004, the Securities and the 7.114% Note were retired when we repurchased the 7.114% Note (see Note 12 – Indebtedness).

Property and Equipment

     Buildings and major improvements are recorded at cost and depreciated using the straight-line method over 10 to 40 years, the estimated useful lives of the related assets. Hotel equipment, furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets of 3 to 10 years. Leasehold improvements are recorded at cost and depreciated using the straight-line method over the shorter of the lease term or the estimated useful life. We periodically re-evaluate fixed asset lives based on current assessments of remaining utility that may result in changes in estimated useful lives. Such changes are accounted for prospectively and will increase or decrease depreciation expense. During the second quarter of 2003, we evaluated the estimated useful lives of certain computer equipment and adjusted the remaining lives resulting in an increase in depreciation of approximately $3.5 million ($0.02 per share).

     Expenditures that materially extend a property’s life are capitalized. These costs may include hotel refurbishment, renovation and remodeling expenditures. Normal maintenance and repair costs are expensed as incurred. When depreciable property is retired or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in current operations.

Capitalized Development, Interest and Incentive Costs

     The companies capitalize all hotel development costs and other direct overhead costs related to renovation and development of hotels and to development of software for internal use. During the years ended December 31, 2004, 2003 and 2002, La Quinta capitalized $3.2 million, $2.9 million and $3.2 million, respectively, of direct and indirect costs related to these types of projects. Additionally, La Quinta capitalizes the interest costs associated with developing new facilities and redevelopment of existing facilities. The amount capitalized ($1.4 million, $0.1 million and $0.5 million during 2004, 2003 and 2002, respectively) is based upon a rate of interest that approximates the companies’ weighted average cost of financing for the period and is reflected as a reduction of interest expense. Capitalized development, direct overhead and interest are depreciated over the estimated lives of the respective assets. All pre-opening and start-up costs are expensed as incurred. In addition, La Quinta capitalizes incentive payments that may be made to franchisees in connection with the execution of a franchise agreement, are not associated with a fee for services provided by La Quinta as specified in the agreement, and are intended to provide assistance with the conversion to our brand. These costs are considered contract acquisition costs and are amortized and recognized as a reduction of franchise revenue over the term explicit in the agreement. These payments are generally contingent upon the franchisee’s compliance with requirements specified in the agreement and are reimbursable to us should the franchisee terminate the franchise agreement prior to full amortization of the payments.

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

     In January 2002, we implemented Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” and determined that the La Quinta trademarks were finite lived assets and amortized these assets over 21 years based on management’s assessment of the life and fair value of the brands. During September 2004, based on changes in circumstances of factors used to determine the useful lives, primarily as a result of the establishment and growth of our franchise program, we determined that the La Quinta trademarks have an indefinite useful life. In accordance with SFAS 142, the La Quinta trademarks will no longer be amortized and will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The effect of this change in the third quarter of 2004 was accounted for on a prospective basis. The impact of the change in useful life was a decrease in amortization expense in 2004 of approximately $1.3 million.

This change decreased the net loss by approximately $0.8 million for the year ended December 31, 2004. La Quinta trademark amortization expense was $2.6 million, $3.9 million and $3.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     As part of the Acquisition, we acquired intangible assets related to the Baymont trademarks as well as the existing Baymont franchising agreements, management agreement and goodwill. Management determined that the Baymont trademarks have an indefinite useful life. These assets will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that these assets might be impaired. The intangible assets related to the Baymont franchising agreements and management agreement were deemed to have a finite life and will be amortized over the average life of the associated agreements, including potential renewals, based on the effective interest rate method of amortization.

Mortgages and Other Notes Receivable

     La Quinta’s real estate mortgages and loans receivable are classified and accounted for as impaired when, based on current information and events, it is probable that the companies will be unable to collect all principal and interest due on the loan in accordance with the original contractual terms. Upon determination that an impairment has occurred, the amount of the impairment is recognized as a valuation allowance based upon an analysis of the net realizable value of the underlying property collateralizing the loan. Payments of interest on impaired loans received by the companies are recorded as interest income, provided the amount does not exceed that which would have been earned at the historical effective interest rate.

Insured and Self-Insurance Programs

     La Quinta uses a paid loss retrospective insurance plan for general and automobile liability and workers’ compensation loss exposure related to its lodging operations. Predetermined loss limits have been arranged with insurance companies to limit the per occurrence cash outlay. Certain of our employees and their dependents are covered by a self-insurance program for major medical and hospitalization coverage that is partially funded by payroll deductions. Payments for major medical and hospitalization to individual participants below specified amounts are self-insured by the companies. In 2003, La Quinta changed the health care benefit coverage provided to field level employees so that coverage for these employees was no longer part of this self-insurance program. These employees are now provided health care benefits through an insured, capitated program.

     La Quinta regularly performs reviews of estimates of the ultimate liability for losses and associated expenses as well as additional exposure above predetermined loss limits. La Quinta establishes a liability to cover its estimated ultimate liability for losses and loss adjustment expenses with respect to reported claims and incurred but not reported (“IBNR”) claims as of the end of each reporting period. The estimates are based on an analysis of historical development trends of loss frequency and severity used to project the ultimate liability for losses and IBNR claims. An independent actuary assists us with estimating the liability associated with our general, automobile and workers’ compensation insurance plan.

Minority Interest

     Outstanding preferred stock of LQ Properties represents a minority interest in LQ Properties, therefore, minority interest presented on the consolidated balance sheet of LQ Corporation for the year ended December 31, 2004 includes the $200 million liquidation preference of 800,000 shares of 9% Series A Preferred Stock. The year ended December 31, 2003 includes the $200 million liquidation preference of 700,000 shares of 9% Series A Preferred Stock and 1,000 shares of 9% Series B Cumulative Redeemable Convertible Preferred Stock (at $250 and $25,000 per share, respectively) issued by LQ Properties. In January 2004, LQ Properties exchanged all of its Series B Preferred Stock for 100,000 shares of LQ Properties Series A Preferred Stock. The remaining minority interest of $5.9 million and $6.0 million presented on the consolidated balance sheets of LQ Corporation for the years ended December 31, 2004 and 2003, respectively, represents the external partners’ interests in our two controlled partnerships, each of which owns one hotel property.

     Preferred dividends of $18 million for each of the years ended December 31, 2004, 2003, and 2002 have also been included in minority interest on the LQ Corporation consolidated statements of operations along with the external partners’ equity in earnings of our two controlled partnerships.

Revenue Recognition

     La Quinta’s hotel revenues are derived from room rentals and other sources such as charges to guests for long-distance telephone service, fax machine use, movie and vending commissions, meeting and banquet room revenue and laundry services. La Quinta recognizes hotel revenue on a daily basis based on an agreed upon daily rate after the guest has stayed at one of its hotels for a day, used its lodging facilities and received related lodging services and amenities. Customer incentive discounts and cash rebates or refunds are recognized as a reduction of revenue as incurred during the guest’s stay. We believe that the credit risk with respect to trade receivables is limited, because approximately 80% of our revenue is related to credit card transactions, which are typically reimbursed within two to five days. Reserves for any uncollectible accounts are established for accounts that age beyond a predetermined acceptable period.

     La Quinta receives royalty, marketing, reservation and other fees in connection with the franchise of our brands and these fees are recognized, generally, based on a percentage of hotel room revenues and accrue as the underlying franchise revenue is earned. La Quinta also receives initial franchise fees, which are recognized as revenue when all material services or conditions relating to the sale of a franchise have been substantially performed. Any rebate of fees given to franchisees is recognized as a reduction of related revenue as the rebate is earned.

     La Quinta maintains two national advertising funds (“NAF”) on behalf of the La Quinta and Baymont owned and franchised hotels, from which national marketing and advertising campaign expenses are accounted for and managed. Each owned and franchised hotel is charged a percentage of room revenue from which the expenses of the fund are covered. Consistent with SFAS No. 45, “Accounting for Franchise Revenue,” we defer the revenue related to fees received from franchised hotels if the NAF revenue exceeds the NAF allocated expenses during the reporting period.

     LQ Properties’ rental income from operating leases is recognized on a straight-line basis over the life of the respective lease agreements. Interest income on real estate mortgages is recognized on the accrual basis, which approximates the effective interest method. In addition, interest income due from borrowers is recognized only when collectibility is reasonably assured.

     Marketing, royalty, reservation and other franchise fees are recognized and presented on a gross basis because La Quinta (1) is generally the primary obligor in these arrangements, (2) has latitude in establishing rates, (3) performs the services delivered, (4) has discretion over supplier selection and (5) determines specification of services delivered.

Customer Loyalty Program

     La Quinta maintains a customer loyalty program, Returns, which allows members to earn points based on dollars spent. Members may redeem points earned for free stay certificates, gift cards, airline miles and a variety of other awards. As part of the Acquisition, we assumed the liability for the Baymont customer loyalty program, Guest Ovations. This loyalty program includes substantially the same types of awards as Returns. We account for the Guest Ovations program under the same method as used for Returns. As of December 31, 2004 and 2003, the liability for the programs was $6.1 million and $5.0 million, respectively. We plan to combine the Guest Ovations program with our Returns program in April 2005.

     La Quinta accounts for the economic impact of providing a free stay or other award by accruing an estimate of its liability for issued and unredeemed free stay certificates and points. The expense related to this estimate includes the cost of administering the program, as well as the incremental cost of the stay at an owned hotel and the value of awards purchased from program partners. La Quinta estimates the future redemption obligation based upon historical experience, including an estimate of “breakage” for points that will never be redeemed. The estimate is based on a calculation that includes an assumption for redemption rate, redemption type (whether for a free stay certificate or other award) and rate of redemption at company owned hotels versus franchised hotels. The expenses of the program are charged to operations as a component of other lodging and operating expenses and general and administrative expense.

     Actual results of the program may vary from estimates we have made due primarily to variances from assumptions used in the calculation of our obligation for future redemptions and changes in member behavior. These variances are accounted for as changes in estimates and are charged to operations as they become known.

Earnings Per Share

     Basic earnings per share is computed based upon the weighted-average number of shares of common stock outstanding including vested restricted stock during the period presented. Diluted earnings per share is computed based upon the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding during the period presented. The diluted earnings per share computations also include options to purchase common stock and unvested restricted stock performance awards that were outstanding during the period, unless the companies report a loss from continuing operations for the period. The number of shares outstanding related to the options has been calculated by application of the “treasury stock” method.

Stock Based Compensation

     La Quinta has various stock-based employee compensation plans and accounts for those plans using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). No stock-based employee compensation cost is charged to earnings for options, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The companies grant restricted stock awards to certain employees. The difference between the price to the employee and the market value at grant date is charged to unearned compensation and carried as a component of equity and amortized over the related vesting period.

     Had compensation cost for the companies’ stock option-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the companies’ net loss and loss per share would have increased to the pro forma amounts indicated below:

	For the year ended December 31,
	2004	2003	2002
	(In millions, except per share data)
Net loss, as reported	$(44.5)	$(83.8)	$(507.8)
Deduct:
Total stock option compensation expense determined under fair value based method for all awards	(4.1)	(4.8)	(3.8)
Tax effect	1.5	1.8	1.4

Pro forma net loss	$(47.1)	$(86.8)	$(510.2)

Loss per share:
Basic and assuming dilution—as reported	$(0.25)	$(0.58)	$(3.55)
Basic and assuming dilution—pro forma	$(0.27)	$(0.60)	$(3.57)

Advertising Costs

     LQ Corporation expenses advertising costs as incurred. Advertising costs charged to operations for the years ended December 31, 2004, 2003 and 2002 were $18.1 million, $16.4 million, and $14.6 million, respectively, and are reported as components of “Direct lodging operations,” “Other lodging and operating expenses” and “General and administrative” costs in the accompanying consolidated statements of operations.

Income Taxes

     For financial reporting purposes the consolidated income tax expense or benefit is based on consolidated reported financial accounting income or loss before minority interest, income taxes, discontinued operations and cumulative effect of change in accounting principle. Deferred income tax assets and liabilities reflect the temporary differences between consolidated assets and liabilities recognized for financial reporting and the analogous consolidated amounts recognized for tax purposes using the tax rates in effect for the year in which the differences are expected to reverse.

Changes in Accounting Principles

     We implemented the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), in 2002, and as result, gains and losses on long-lived assets classified as held for sale subsequent to January 1, 2002, the effective date of SFAS 144, are classified as gains or losses from disposal of discontinued operations. Certain gains and losses on long-lived assets classified as held for sale that were disposed of during the years ended December 31, 2003, 2002 and 2001 have been classified in continuing operations because they were classified as held for sale as of December 31, 2001 and restatement of prior periods is not permitted under SFAS 144.

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

     Upon implementation of SFAS 142, we identified two reporting units: La Quinta lodging ($248.4 million carrying value) and TeleMatrix, Inc. telecommunications ($18.6 million carrying value). As a result, we recorded a charge to earnings of $248.4 million to reflect the adjustment to goodwill for the lodging reporting unit that is reported as the cumulative effect of a change in accounting principle. In addition, we recorded a charge to earnings of approximately $10.6 million related to goodwill for the TeleMatrix reporting unit as of the date we implemented SFAS 142, which was subsequently reclassified to discontinued operations. During the third quarter of 2002, we recorded a charge of $8.0 million to write off the remaining goodwill balance for TeleMatrix, which is also included in discontinued operations. As a result of implementing SFAS 142, we incurred a decrease in amortization of goodwill and a corresponding annual reduction in net loss of $15.0 million for the years ended December 31, 2004 and 2003 as compared to 2002.

Recent Accounting Standards

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), that requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized in the consolidated statements of operations over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Presently, we record stock based compensation expense attributable to restricted stock performance awards; however, we present pro-forma disclosures in the notes to our financial statements with respect to the compensation cost associated with stock options in lieu of recording stock option related expense. We plan to adopt SFAS 123R effective July 1, 2005, using the modified-prospective transition method. Consequently, we will recognize compensation expense related to outstanding unvested stock options commencing July 1, 2005 over the remaining vesting period of such options using the same grant-date fair values used for presenting the pro-forma disclosure information with respect to stock based compensation. We expect to recognize approximately $2.0 million in additional pre-tax share-based compensation expense during the six months ending December 31, 2005 as a result of implementing SFAS 123R. This estimate is based on options outstanding as of December 31, 2004 and such estimate will change to the extent that additional options are granted. Also, LQ Corporation is evaluating whether its approach to the measurement of fair value for share based performance awards should change under the available approaches under SFAS 123R.

     In January 2003 and as amended in December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (as amended “FIN 46” or “FIN 46R,” respectively), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (“variable interest entities”). Variable interest entities (“VIEs”) are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among the parties involved. Under FIN 46, the primary beneficiary of a VIE is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. In applying FIN 46, management has utilized available information and reasonable assumptions and estimates in evaluating whether an entity is a VIE and which party is the primary beneficiary. These assumptions and estimates are subjective and the use of different assumptions could result in different conclusions. FIN 46 also requires new disclosures about VIEs.

     We have occasionally provided and, at our discretion, may upon occasion provide, franchisees with various forms of financing or incentive payments with varying terms, based on a number of factors. These factors include: the amount of the financing, the number of hotels involved and their locations, the number of rooms involved, relevant market conditions, the creditworthiness of the franchisee and any proposed guarantors, and other factors that may warrant providing assistance with conversion to our brand. We evaluate these various forms of financing or incentive payments to determine the appropriate accounting treatment under the requirements of FIN 46.

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

2. Supplemental Cash Flow Information

     Details of the net changes in other assets and liabilities for the companies follow:

	For the year ended December 31,
	2004	2003	2002
	(In millions)
(Increase) decrease in fees, interest and other receivables, net	$(6.5)	$(4.2)	$6.4
(Increase) decrease in other assets	(6.1)	11.5	(10.6)
Increase (decrease) in accrued expenses and other liabilities	24.4	(19.9)	(23.0)

Net change in other assets and liabilities	$11.8	$(12.6)	$(27.2)

     Details of interest and income taxes paid and non-cash investing and financing transactions follow:

	For the year ended December 31,
	2004	2003	2002
	(In millions)
Interest paid during the period	$67.4	$57.1	$82.2
Interest capitalized during the period	1.4	0.1	0.5
Income taxes paid (refunds received), net, during the period	1.1	(0.1)	0.6
Non-cash investing and financing transactions:
Conversion of capital lease to operating lease	—	—	2.5
Non-cash proceeds of asset sale	—	—	1.8

3. Acquisition

     In September 2004, La Quinta acquired substantially all of the assets of the limited service lodging division of The Marcus Corporation for a total purchase price of approximately $419.2 million, including estimated transaction costs and net working capital adjustments. As of December 31, 2004, approximately $40.6 million of the total purchase price was being held in escrow pending completion of certain transfer requirements. As part of the agreement, La Quinta acquired 90 Baymont Inn & Suites (including one management contract), seven Woodfield Suites and one Budgetel Inn. In addition, La Quinta acquired all of the trade rights associated with the Baymont, Woodfield Suites, and Budgetel brands, and the Baymont franchise system of 87 hotels. The 185 hotels (containing approximately 17,700 rooms) are located across 33 states, with approximately one-half of the hotels in the midwestern region of the United States. With this acquisition, we gained an additional limited service lodging brand and increased our geographic diversity.

     The following table summarizes the allocation of the total purchase price, including estimated transaction costs, to the acquired assets and liabilities based on their fair values at the Acquisition date.

At December 31,
2004
(In millions)
Current assets (including cash on hand of approximately $0.2 million)	$6.0
Property and equipment	372.8
Intangible assets:
Franchise and management contracts	26.2
Trademarks	19.8
Goodwill	1.2

Total assets acquired	426.0
Current liabilities	(6.8)

Net assets acquired	$419.2

     During the three months ended December 31, 2004, we revised the allocation of the purchase price by approximately $1.8 million, primarily related to linen inventory and accrued liabilities.

4. Intangible Assets and Goodwill

     The following is a summary of our intangible assets:

	December 31,
	2004	2003
	(In millions)
Finite lived intangible assets:
Franchise agreements - Baymont acquisition	$25.8	$—
Management agreement - Baymont acquisition	0.4	—
Accumulated amortization	(0.7)	—

Subtotal	25.5	—

Indefinite lived intangible assets:
Trademarks - La Quinta	$70.8	$73.4
Trademarks - Baymont acquisition	19.8	—
Goodwill - Baymont acquisition	1.2	—

Total	$117.3	$73.4

Aggregate Amortization Expense (in millions):
For the year ended December 31, 2002	$3.9
For the year ended December 31, 2003	$3.9
For the year ended December 31, 2004	$3.3

Estimated Amortization Expense (in millions):
For the year ending December 31, 2005	$2.1
For the year ending December 31, 2006	$2.0
For the year ending December 31, 2007	$1.9
For the year ending December 31, 2008	$1.8
For the year ending December 31, 2009	$1.7

5. Discontinued Operations

     During 2004, discontinued operations represents an adjustment of an estimated liability resulting from the 1999 sale of a non-strategic business unit. During 2003, discontinued operations included three company owned hotels and TeleMatrix, a business component that provides telephone equipment and software for the lodging industry. We classified the assets and liabilities as discontinued components under the provisions of SFAS 144. As a result, all periods presented in the financial statements and notes thereto have been restated to report the separately identifiable assets, liabilities, results of operations and cash flows of the components as discontinued operations. During the fourth quarter of 2003, the companies sold the three hotels and TeleMatrix for gross proceeds of $13.7 million, resulting in a gain on sale of $0.9 million. At December 31, 2004 and 2003, no assets held for sale were subject to SFAS 144 classification as discontinued operations.

     The following is a summary of consolidated statements of operations information for discontinued operations (in millions):

	For the year ended December 31,
	2004	2003	2002
Revenues	$—	$13.0	$15.7

Loss before income taxes and cumulative effect of change in accounting principle (including gain on sale of $0.9 in 2003) and impairments of $7.1 and $0.4 in 2003 and 2002, respectively	$—	$(7.1)	$(9.6)
Income tax benefit	2.3	2.6	0.6
Cumulative effect of change in accounting principle	—	—	(10.6)

Income (loss) from discontinued operations	$2.3	$(4.5)	$(19.6)

6. Reorganization

     On January 2, 2002, a reorganization between LQ Corporation and LQ Properties was completed whereby LQ Properties became a subsidiary controlled by LQ Corporation while continuing as a REIT (the “Reorganization”). As a result of the Reorganization, each outstanding share of common stock of LQ Properties was converted into one share of class B non-voting common stock of LQ Properties and is attached and trades as a single unit with the common stock of LQ Corporation that had previously been paired with the common stock of LQ Properties. The Reorganization was accounted for as a reorganization of two companies under common control with no revaluation of the assets and liabilities of the combining companies. Common control was established through operation of pairing provisions set forth in the charters of both LQ Corporation and LQ Properties under which the common stock of each company traded as a single unit and resulted in 100% ownership of approximately 143.1 million shares each of the common stock of LQ Corporation and LQ Properties being held by the identical shareholders on November 6, 2001 (the record date) and thereby also facilitating the voting of the entities shares in concert.

     As part of the Reorganization, LQ Properties transferred an approximate 98% interest in La Quinta Franchise, LLC and an approximate 40% interest in La Quinta Worldwide, LLC to LQ Corporation in exchange for approximately 9.4 million unpaired shares of LQ Corporation common stock. LQ Properties’ investment in the 9.4 million shares of LQ Corporation common stock has been presented as contra equity on the accompanying LQ Properties’ balance sheets as of December 31, 2004 and 2003. As a result of the Reorganization, we recorded a one-time charge of approximately $196.5 million in January 2002 to establish the net deferred tax liability of La Quinta and recognize the future impact of temporary differences between the book value and tax basis of the assets and liabilities, including net operating loss (“NOL”) carryforwards of LQ Properties and LQ Corporation.

7. Property and Equipment

     The following is a summary of our investment in property and equipment:

	December 31,
	2004	2003
	(In millions)
Land	$409.6	$360.6
Buildings and improvements, net of accumulated depreciation of $380.4 and $309.9	1,885.3	1,628.6
Furniture, fixtures, equipment and other, net of accumulated depreciation of $220.2 and $176.6	164.0	142.1
Assets held for sale, net of accumulated depreciation of $0.0 and $1.1	5.5	12.5

	$2,464.4	$2,143.8

     The following details changes in the net book value of property and equipment for the year ended December 31, 2004:

	Lodging	Corporate	Held for sale	Total
	(In millions)
Property and equipment, net at December 31, 2001	$2,268.9	$39.1	$214.3	$2,522.3
Capital improvements	101.6	11.1	—	112.7
Acceptance of deed on mortgage receivable	—	—	23.8	23.8
Depreciation expense	(93.9)	(8.4)	—	(102.3)
Sale of real estate, net	—	—	(208.2)	(208.2)
Retirements of assets, net	(10.0)	(7.0)	—	(17.0)
Impairments	(41.4)	—	4.8	(36.6)
Transfer to (from) held for sale	9.1	—	(9.1)	—
Other adjustments	(0.8)	(0.5)	(0.3)	(1.6)

Property and equipment, net at December 31, 2002	$2,233.5	$34.3	$25.3	$2,293.1
Capital improvements	39.5	14.8	—	54.3
Depreciation expense	(103.1)	(14.5)	—	(117.6)
Sale of real estate, net	—	—	(11.8)	(11.8)
Retirements, net	(5.3)	(1.6)	—	(6.9)
Impairments	(65.0)	—	(2.3)	(67.3)
Transfer to (from) held for sale	(1.3)	—	1.3	—

Property and equipment, net at December 31, 2003	$2,098.3	$33.0	$12.5	$2,143.8
Acquisitions	372.8	—	—	372.8
Purchase of hotel assets	26.0	—	—	26.0
Capital improvements	50.3	26.9	—	77.2
Depreciation expense	(107.9)	(10.1)	—	(118.0)
Sale of real estate, net	(6.0)	—	(5.5)	(11.5)
Retirements, net	(4.6)	(0.3)	—	(4.9)
Impairments	(20.5)	—	(0.5)	(21.0)
Transfer to (from) held for sale	0.9	—	(0.9)	—
Other adjustments	(0.1)	0.2	(0.1)	—

Property and equipment, net at December 31, 2004	$2,409.2	$49.7	$5.5	$2,464.4

     At December 31, 2003, certain properties continued to be classified as held for sale. These properties were classified as held for sale prior to the initial application of SFAS 144 and were being accounted for under the transition provisions of SFAS 144 with respect to the inclusion of these properties’ related results of operations in the companies’ continuing operations. In addition, during the initial one year period, circumstances arose that resulted in some properties not selling by the end of that period. At December 31, 2003, the estimated fair market value of properties held for sale under the transition provisions of SFAS 144 was $3.5 million. These remaining properties were sold during the year ended December 31, 2004 for net proceeds of $3.4 million resulting in a loss on sale of $0.1 million.

     At December 31, 2004, certain land parcels continue to be classified as held for sale; however, they are not included in discontinued operations as they do not meet the definition of components of an entity under the provisions of SFAS 144. At December 31, 2004 and 2003, the estimated fair market value of these land parcels was approximately $5.5 million and $9.0 million, respectively.

     We regularly review the performance of long-lived assets on an ongoing basis for impairment as well as when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For each lodging asset held for use, if the sum of expected future cash flows (undiscounted and without interest charges) is less than the net book value of the asset, the excess of the net book value over La Quinta’s estimate of fair value of the asset is charged to current earnings. We estimate fair value primarily by (1) discounting expected future cash flows or (2) based on expected liquidated sales proceeds, relying on common hotel valuation methods such as multiples of room revenues or per room valuations. For each asset held for sale, the carrying value is reduced, if necessary, to the expected sales proceeds less costs to sell by recording a charge to current earnings.

     During the years ended December 31, 2004, 2003, and 2002, we recorded impairments of approximately $21.0 million, $67.3 million and $42.4 million, respectively, related to certain held for use and held for sale hotel assets. During each of these periods, certain hotel assets were tested for recoverability considering the following: (1) local market conditions, (2) historical operating and financial results associated with the hotel, (3) future capital expenditure requirements, and (4) the likelihood that the hotel would ultimately be sold or otherwise disposed of before the end of its previously estimated useful life. We recorded the impairment based on fair market value as determined for held for sale or held for use assets as described above. Additionally, during the year ended December 31, 2002, we recorded a net impairment recovery of $5.8 million related to healthcare facilities that were sold during 2002.

     We continue to evaluate the assets in our total portfolio as well as to pursue an orderly disposition of our held for sale assets. There can be no assurance if, or when, sales will be completed or whether such sales will be completed on terms that will enable us to realize the full carrying value of such assets.

     During 2004, a number of our hotels sustained varying amounts of damage as a result of hurricanes which devastated much of the state of Florida. While the damage is still being assessed, an estimate of the remaining casualty loss (net of recoveries from insurance) of approximately $0.8 million has been recorded against the cost of the assets at December 31, 2004.

8. Mortgages and Other Notes Receivable

     At December 31, 2004 and 2003, the net book value of mortgages receivable was $26.2 million. During the year ended December 31, 2002, we received $17.4 million, including $0.3 million of monthly principal payments, in proceeds from repayment of mortgages receivable with a net book value of approximately $15.9 million, resulting in a net gain of approximately $1.2 million included in other expense (income). Also during the year ended December 31, 2002, we sold one mortgage receivable with a net book value of $16.3 million for $16.2 million in cash and $1.8 million of subordinated indebtedness due in 2005, resulting in a gain of approximately $1.3 million included in other expense (income). During the year ended December 31, 2003, we received $2.0 million for early repayment of the related subordinated indebtedness. We currently intend to hold to maturity the remaining two mortgage loans on corporate office buildings that serve as the headquarters for a healthcare operator. The interest income on these two mortgage loans was approximately $0.7 million, $0.6 million and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     At December 31, 2004 and 2003, the net book value of other notes receivable was $0.2 million and $32.4 million, respectively. There were no impairments on other notes receivable for the years ended December 31, 2004 and 2003. During the year ended December 31, 2002, we recorded $0.1 million in impairments on other notes receivable. Other notes receivable at December 31, 2003 was comprised of a subordinated note received as consideration in connection with the sale of certain healthcare assets during 2001 as well as other notes. Interest income on the subordinated note was approximately $2.2 million, $4.1 million and $4.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. The subordinated note was repaid during 2004, resulting in a gain on early repayment of approximately $2.1 million.

     The valuation allowance provided against long-term other notes receivable was approximately $1.1 million and $1.3 million for the years ended December 31, 2004 and 2003, respectively.

9. Other Assets and Other Liabilities

     Other assets and other liabilities included the following as of December 31, 2004 and 2003, respectively:

	December 31,
	2004	2003
	(In millions)
Current assets:
Prepaid advertising, insurance and other expenses	$6.2	$5.5
Deferred charges	2.5	1.4
Miscellaneous other assets	0.2	0.5

Total other current assets	$8.9	$7.4

Non-current assets:
Inventory	$12.2	$10.0
Debt issuance costs and other deferred charges	14.1	12.1
Rabbi Trust (see Note 17)	5.4	3.5
Miscellaneous other assets	6.4	4.3

Total other non-current assets	$38.1	$29.9

Current liabilities:
Accrued interest	$24.3	$20.3
Accrued property tax	18.6	14.9
Accrued general and automobile insurance	12.5	12.9
Accrued occupancy tax	7.1	5.4
Accrued liability for guarantee (see Note 15)	4.2	—
Current portion of customer loyalty program and accrued marketing expense	2.9	2.7
Other accrued expenses	10.4	10.0

Total other current liabilities	$80.0	$66.2

Non-current liabilities:
Supplemental Executive Retirement Plan (see Note 17)	$5.1	$3.5
Deferred compensation agreements (see Note 17)	3.1	3.1
Long-term portion of customer loyalty program	3.9	2.8
Accrued liability for guarantee (see Note 15)	—	4.2
Other liabilities	0.3	4.7

Total other non-current liabilities	$12.4	$18.3

10. Shareholders’ Equity

     The common stock of LQ Corporation and the class B common stock of LQ Properties are paired and trade together as a single unit (the “paired common shares”). For the years ended December 31, 2004, 2003 and 2002, no distributions were made to holders of LQ Corporation common stock or LQ Properties class B common stock. The LQ Properties class B common stock is non-voting.

     No dividends may be paid to the holders of the LQ Properties class B common stock prior to 2005. Commencing in 2005, LQ Properties may begin paying dividends on its class B common stock of up to $0.10 per share per annum, when, as and if declared by the board of directors of LQ Properties. There is no requirement to pay dividends on LQ Properties class B common stock at any time. The class B common stock will, however, have a preference in relation to the class A common stock, which means that, commencing in 2005, no dividends may be paid on the class A common stock in a calendar quarter until the dividend on the class B common stock has been declared and paid for that quarter. The class A common stock is presently held entirely by LQ Corporation. Dividends paid on LQ Properties class B common stock are limited to a maximum of $0.10 per annum and unpaid dividends on LQ Properties’ class B common stock do not accumulate from year to year.

     Our certificates of incorporation generally prohibit ownership, directly, indirectly or beneficially, by any single shareholder of more than 9.9% of our equity stock. We refer to this limitation as the “ownership limit.” Our boards of directors may waive or modify the ownership limit with respect to one or more persons if they are satisfied that ownership in excess of this limit would not jeopardize LQ Properties’ status as a REIT for federal income tax purposes. Shares owned in violation of the ownership limit will be treated as “excess stock” and will be subject to loss of rights to distributions and voting and other penalties.

     LQ Properties may redeem the class B common stock for par value provided that (1) the class B common stock being called for redemption is paired with the common stock of LQ Corporation at the time of such redemption, (2) other than any unpaired shares held by LQ Corporation, no additional shares of class B common stock are outstanding and unpaired and (3) LQ Corporation and/or any subsidiary of LQ Corporation are the only holders of class A common stock. Although in form such redemption price is nominal, the redemption mechanic is designed to cause the holders of the class B common stock to transfer such stock to LQ Corporation as a capital contribution, with a corresponding increase in the value of their existing common stock of LQ Corporation.

     The 805,000 authorized shares of LQ Properties Series A Preferred Stock, of which 800,000 and 700,000 were issued and outstanding at December 31, 2004 and 2003, respectively, are entitled to quarterly dividends at the rate of 9% per annum of the $250 per share liquidation preference. Although LQ Properties has paid all dividends due on the Series A Preferred Stock, any unpaid dividends will accumulate and increase the liquidation value of the Series A Preferred Stock. During each of the years ended December 31, 2004, 2003 and 2002, LQ Properties paid dividends to holders of its Series A Preferred Stock of $18.0 million, $15.8 million and $15.8 million, respectively. The Series A Preferred Stock may be redeemed for cash at the option of LQ Properties, in whole or in part, at a redemption price of $250 per share, plus accrued and unpaid dividends, if any, to the redemption date. LQ Properties had 8.0 million depositary shares issued and outstanding (the “Series A Depositary Shares”) at December 31, 2004. Each Series A Depositary Share represents one-tenth of a share of Series A Preferred Stock. The Series A Depositary Shares are listed and traded on the NYSE.

     During 1999, LQ Properties issued 1,000 shares of 9% Series B Cumulative Redeemable Convertible Preferred Stock (the “Series B Preferred Stock”), par value $0.10 per share. The Series B Preferred Stock was entitled to quarterly dividends at the rate of 9% per annum of the $25,000 per share liquidation preference. During each of the years ended December 31, 2003 and 2002, LQ Properties paid dividends of approximately $2.2 million to the holder of its Series B Preferred Stock. On January 23, 2004, LQ Properties exchanged the 1,000 shares of LQ Properties Series B Preferred Stock, which represented all of the outstanding Series B Preferred Stock, for 1,000,000 Series A Depositary Shares, which represent 100,000 shares of the Series A Preferred Stock. On May 12, 2004, LQ Properties cancelled the 1,000 authorized shares of its Series B Preferred Stock.

     Because the LQ Properties preferred stock is not mandatorily redeemable, it is classified as Shareholders’ Equity on the LQ Properties balance sheets. However, the LQ Properties preferred stock is presented as a minority interest on the LQ Corporation consolidated balance sheets. Therefore, the redemption value of these preferred stock securities, $200 million at December 31, 2004 and 2003, and the related preferred stock dividends, $18.0 million for each of the years ended December 31, 2004, 2003 and 2002, have been presented as minority interests in the accompanying consolidated financial statements of LQ Corporation.

     During the years ended December 31, 2004, 2003 and 2002, LQ Properties paid dividends of approximately $225 million, $30.0 million and $60.5 million, respectively, to the sole holder of its class A common stock, LQ Corporation. In addition, its consolidated subsidiary, La Quinta Worldwide, LLC (“LQ Worldwide”), made periodic proportional distributions totaling approximately $3.6 million, $4.9 million and $4.0 million to LQ Corporation, which holds a 40.6% interest in LQ Worldwide, during the years ended December 31, 2004, 2003 and 2002, respectively.

     We did not repurchase any equity securities under our share repurchase program during the year ended December 31, 2004. During the years ended December 31, 2003 and 2002, La Quinta repurchased approximately 0.3 million and 1.6 million paired common shares at an average price of $3.85 and $4.95 per paired common share, respectively. During each of the years ended December 31, 2004 and 2003, we purchased approximately 0.1 million restricted paired common shares from employees related to vesting of restricted paired common shares granted under our stock option plan in connection with satisfying tax withholding obligations of non-executive employees and unvested paired common shares of resigning employees at an average price of $5.07 and $5.34 per paired common share, respectively.

     On July 15, 2002, our shelf registration statement on file with the SEC became effective. Under the shelf registration statement, either or both of LQ Corporation and LQ Properties may offer, from time to time, in one or more offerings, the following securities:

•	debt securities, which may be senior or subordinated;

•	shares of common stock;

•	shares of preferred stock;

•	depositary shares; and

•	warrants exercisable for debt securities, common stock or preferred stock.

     On November 24, 2003, we issued 34.5 million paired common shares for net proceeds of $184.3 million under this shelf registration statement.

     The following classes of capital stock are authorized for which no shares were issued or outstanding at December 31, 2004 and 2003: LQ Corporation preferred stock $0.10 par value, 6 million shares authorized; LQ Corporation excess stock $0.10 par value, 25 million shares authorized; and LQ Properties excess stock $0.10 par value, 25 million shares authorized.

11. Fair Value of Financial Instruments

     Fair value estimates are subjective in nature and are dependent upon a number of significant assumptions associated with each financial instrument or group of financial instruments. Because of a variety of permitted calculations and assumptions regarding estimates of future cash flows, risks, discount rates and relevant comparable market information, reasonable comparisons of the companies’ fair value information with other companies cannot necessarily be made nor do they necessarily indicate the amounts that could be realized in current market exchanges.

     The following methods and assumptions were used for real estate mortgages, other notes receivable, held-to-maturity investments in certain securities and long term indebtedness to estimate the fair value of financial instruments for which it is practicable to estimate value.

     The fair value of real estate mortgages has been estimated by discounting future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the companies’ real estate mortgages amounted to approximately $26.4 million as of December 31, 2004 and 2003. The carrying value of the mortgages was $26.2 million as of December 31, 2004 and 2003.

     The fair value of other notes receivable has been estimated by discounting future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of the companies’ other notes receivable amounted to approximately $0.2 and $34.0 million as of December 31, 2004 and 2003, respectively. The carrying value of the notes was $0.2 and $32.4 million as of December 31, 2004 and 2003, respectively.

     At December 31, 2003, the fair value of our held-to-maturity investment in the Securities was $124.9 million while the carrying value of the investment was $122.2 million. The fair value of our held-to-maturity investment in the Securities was estimated based on market quotes obtained from brokers.

     Market quotes obtained from brokers were used to estimate the fair value of the companies’ existing debt. The fair value of the companies’ indebtedness, including the call option premium on the 7.114% Note of $26.5 million as of December 31, 2003, amounted to approximately $992.8 million and $967.4 million as of December 31, 2004 and 2003, respectively. The carrying value of the debt was $925.6 million and $895.2 million as of December 31, 2004 and 2003, respectively.

12. Indebtedness

     Indebtedness at December 31, 2004 and 2003 was as follows:

	December 31,
	2004	2003
	(In millions)
Long-Term Debt:
Principal payments aggregating $41 due from September 2005 to September 2015, bearing interest at rates between 7.51% and 8.625%	$40.5	$40.5
Principal payments aggregating $19.5 due in March 2004, bearing interest at 7.25%	—	19.6
Principal payments aggregating $100 due in September 2005, bearing interest at 7.40%	100.0	100.0
Principal payments aggregating $50 due in February 2007, bearing interest at 7.27%	50.0	50.0
Principal payments aggregating $160 due in August 2007, bearing interest at 7%	160.0	160.0
Principal payments aggregating $50 due in April 2008, bearing interest at 7.33%	50.0	50.0
Principal payments aggregating $325 due in March 2011, bearing interest at 8.875%	325.0	325.0
Principal payments aggregating $150 due in August 2011 (redeemable in August 2004 at the option of the note holder), bearing interest at 7.114%	—	150.0
Principal payments aggregating $0.1 due in September 2026, bearing interest at 7.82%	0.1	0.1
Principal payments aggregating $200 due in August 2012, bearing interest at 7%	200.0	—

Total indebtedness	925.6	895.2
Less current portion	116.0	169.6

Long term debt	$809.6	$725.6

     The aggregate maturities of notes payable at December 31, 2004 are as follows:

Year	Debt
(In millions)
2005	$116.0
2006	20.0
2007	210.0
2008	50.0
2009	—
2010 and thereafter	529.6

Total debt	$925.6

     The notes payable are presented gross of unamortized debt issuance costs of $14.1 million and $11.9 million at December 31, 2004 and 2003, respectively. Debt issuance costs are amortized on a straight-line basis (which approximates the effective interest method). Amortization expense amounted to $2.4 million, $2.7 million and $6.8 million for the years ended December 31, 2004, 2003 and 2002, respectively, and is reflected in interest expense.

Notes Payable

     During the year ended December 31, 2004, we repaid $169.5 million in principal on notes payable scheduled to mature (or that were redeemable at the option of the holder) on March 15, 2004 and August 15, 2004. During the year ended December 31, 2003, we repaid approximately $150.8 million in principal on notes payable scheduled to mature (or that were redeemable at the option of the holders) on September 10, 2003, September 26, 2003, and March 15, 2004.

     On August 16, 2004, LQ Properties exercised its option to repurchase the $150 million 7.114% Note included in notes payable at December 31, 2003. The Securities, which had pass-through characteristics, represented beneficial interests in the Trust that held the 7.114% Note. The Trust was established as part of a 1997 financing to hold the 7.114% Note. (See Note 1 — Investments in Securities.) LQ Properties was both the owner of the Securities issued by the Trust as well as the issuer of the 7.114% Note held by the Trust. A third party (the “Call Holder”) exercised its option to purchase the 7.114% Note at 100% of its principal amount on August 16, 2004 (the “Call Option”), which would have permitted the Call Holder to subsequently remarket the 7.114% Note at an increased interest rate. In response, on August 16, 2004, we repurchased the 7.114% Note from the Call Holder for $171.4 million and retired the 7.114% Note, in lieu of having the 7.114% Note remarketed and the interest rate reset. The repurchase price was equal to the sum of the present values of the remaining principal and interest payments, as determined in accordance with the documents governing the obligations of LQ Properties with respect to the 7.114% Note, discounted at the rate of U.S. Treasury securities having maturities similar to the remaining term of the 7.114% Note, plus accrued and unpaid interest. As of August 16, 2004 and December 31, 2003, LQ Properties owned $122.2 million of the Securities issued by the Trust. Accordingly, LQ Properties received a $122.2 million contemporaneous distribution from the Trust. LQ Properties recorded an expense of $21.4 million for retirement of the 7.114% Note.

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

Bank Notes Payable

     In November 2003, we refinanced our previous credit agreement with a bank group to provide a $150 million revolving line of credit (the “2003 Credit Facility”). The 2003 Credit Facility, which matures in April 2007, is secured by a pledge of stock of our subsidiaries, intercompany debt evidenced by promissory notes and our mortgage notes receivables. The 2003 Credit Facility is not subject to a lockbox arrangement, but does contain a subjective acceleration clause contingent upon a material adverse effect. LQ Properties is the borrower under the facility and LQ Corporation is the guarantor.

     In connection with the Acquisition, in July 2004 we amended the 2003 Credit Facility to:

•	permit the Acquisition;

•	increase the permitted incremental term loan facility allowed under the 2003 Credit Facility from $150 million to $200 million;

•	permit LQ Properties to issue up to $200 million of additional senior unsecured notes;

•	increase permitted capital expenditures; and

•	modify or waive certain other provisions of the 2003 Credit Facility.

     Approximately $130 million (net of $20 million in outstanding letters of credit) was available under the 2003 Credit Facility at December 31, 2004. Borrowings under the 2003 Credit Facility currently bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25%. Commitment fees are based on 0.5% per annum of the unused balance for any period where utilization is less than 50% and 0.375% per annum if utilization is greater than 50%. During the years ended December 31, 2004, 2003, and 2002, commitment fee expense was approximately $0.8 million, $0.9 million, and $1.5 million, respectively. During the year ended December 31, 2004, there were no borrowings under the 2003 Credit Facility other than the letters of credit.

     The 2003 Credit Facility, as amended, contains several restrictive financial covenants (as defined in the credit agreement), which include the following:

•	maximum net debt to EBITDA (total leverage) ratio of 5.2 times at the end of the first quarter of 2005, 5.1 times at the end of the second quarter of 2005, 5.0 times at the end of the third and fourth quarters of 2005, and thereafter decreasing to 4.5 times by 2007;

•	minimum interest coverage ratio of 2.2 times in 2005, increasing to 2.4 times by 2007;

•	minimum fixed charge coverage ratio of 1.45 times in 2005, increasing to 1.55 times by 2007; and

•	minimum consolidated tangible net worth of $700 million.

     In addition to the financial covenants, the 2003 Credit Facility also includes limitations on capital expenditures, asset sales, secured debt, certain investments, common stock dividends, and debt and share repurchases. Under these limitations, during 2005 aggregate dividends and share repurchases may not exceed (1) $80 million, provided that the net debt to EBITDA ratio is below 4.5 times after giving effect to any dividend payment or share repurchase, or (2) $60 million otherwise. We were in compliance with the covenants contained in the 2003 Credit Facility at December 31, 2004.

13. Other Expense (Income)

     For the years ended December 31, 2004, 2003 and 2002, other expense (income) consisted of the following:

	For the year ended December 31,
	2004	2003	2002
	(In millions)
Reorganization:
Employee severance and related employment costs	$—	$—	$0.9
Reimbursement of costs related to settlement of litigation and other	(0.9)	—	(1.7)
Adjustments to accrued liabilities	(0.7)	(0.5)	(0.6)

Reorganization and related expense (income)	(1.6)	(0.5)	(1.4)

Other:
Provision for loss on interest and other receivables	—	—	1.9
Gain on sale of assets and related costs	(0.2)	(1.3)	(10.3)
Gain on early repayment of note receivable	(2.1)	—	—
Gain on settlement	—	—	(5.4)
Acquisition, retirement plan and other	4.8	3.6	(0.5)

Other	2.5	2.3	(14.3)

Total other expense (income)	$0.9	$1.8	$(15.7)

     Changes in accrued reorganization costs were as follows:

	Severance
	and
	Employment
	Costs	Other	Total
	(In millions)
December 31, 2001	$18.0	$3.3	$21.3
(Income) expense recorded	(0.1)	1.0	0.9
Payments	(16.5)	(1.8)	(18.3)
Accrual adjustments	(0.2)	(0.4)	(0.6)

December 31, 2002	1.2	2.1	3.3
Payments	(0.8)	(0.3)	(1.1)
Accrual adjustments	—	(0.5)	(0.5)

December 31, 2003	0.4	1.3	1.7
Payments	(0.3)	(0.3)	(0.6)
Accrual adjustments	0.2	(0.9)	(0.7)

December 31, 2004	$0.3	$0.1	$0.4

14. Third Party Lease Commitments

     LQ Properties leases properties it owns to third parties, which are primarily operated as restaurants. These leases are accounted for as operating leases and expire over a period from 2005 to 2019 and provide for minimum rent and contingent rent based on a percentage of annual sales in excess of stipulated amounts.

     LQ Properties’ future minimum rents at December 31, 2004, to be received under non-cancelable operating leases, are as follows:

Non-Cancelable
Year ending December 31,	Operating Leases
(In millions)
2005	$6.0
2006	4.9
2007	3.9
2008	2.9
2009	2.1
Thereafter	4.6

Total	$24.4

     Total LQ Properties’ rental income for the years ended December 31, 2004, 2003 and 2002 was approximately $6.0 million, $5.9 million and $6.1 million, respectively, of which approximately $0.8 million, $0.7 million and $0.9 million, respectively, was contingent rent. Rental income is reported as a component of other revenue in the consolidated statements of operations.

     LQ Properties is committed to third parties for certain ground lease arrangements that contain contingent rent provisions based upon revenues and also certain renewal options at fair market value at the conclusion of the initial lease terms. The leases extend for varying periods through 2054. Future minimum rental payments required under operating ground leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Operating
Year ending December 31,	Ground Leases
(In millions)
2005	$0.9
2006	0.9
2007	1.1
2008	0.7
2009	0.6
Thereafter	16.2

Total	$20.4

     Total rent for ground leases was approximately $1.2 million, $1.1 million and $1.2 million, respectively, of which approximately $0.1 million was contingent rent, for the years ended December 31, 2004, 2003 and 2002. Ground lease expense for the year ended December 31, 2004 includes approximately $0.2 million for a hotel that is in the final stages of condemnation. Upon final condemnation settlement, the lease will be cancelled; therefore, expenses of approximately $0.2 million per year for 2005 through 2027 totaling $5.0 million have been excluded from the future minimum rental payments.

     LQ Corporation leases certain non-hotel real estate and equipment for corporate operations under various lease agreements. The leases extend for varying periods through 2010 and generally are for a fixed monthly amount. LQ Corporation’s future minimum rents at December 31, 2004, payable under non-hotel non-cancelable operating leases, are as follows:

Non-Hotel
Operating
Year ending December 31,	Leases
(In millions)
2005	$2.3
2006	2.3
2007	2.3
2008	2.3
2009	1.7
Thereafter	—

Total	$10.9

     Total rent expense for non-hotel operating leases was approximately $2.6 million, $3.0 million and $2.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

15. Commitments and Contingencies

     In January 2002, KSL Desert Resorts, Inc. filed a legal action in the United States District Court for the Central District of California against LQ Corporation, et al. (No. CV-02-007 RT (SGLx)). Since the filing of the suit (the “CNL Litigation”), the plaintiff has been acquired and is now named, after statutory conversion, CNL Desert Resort LP. The plaintiff, which uses the name “La Quinta Resort & Club” for a destination resort and country club located in La Quinta, California, claimed that LQ Corporation infringed its alleged trademark rights, among other allegations, notwithstanding our “incontestable” federal trademark registrations of the mark “La Quinta” and other marks including the mark “La Quinta” for hotel and motel services. A settlement agreement with respect to the CNL Litigation was signed on January 13, 2005. The settlement agreement (1) does not limit LQ Corporation’s use of the name “La Quinta” for hotel and motel services, except within a thirty-seven (37) mile radius within the Coachella Valley in California; (2) allows the plaintiff to open and operate a maximum of three additional resorts, meeting certain criteria specified in the agreement, using the names “La Quinta Resort,” “La Quinta Resort & Spa” or “La Quinta Spa” anywhere in the world; (3) generally prohibits plaintiff from otherwise using the “La Quinta” name outside the Coachella Valley in connection with facilities offering hotel, motel or resort services; (4) does not require either party to make any monetary payments or incur any liability; and (5) provides for a mutual release of all claims in the CNL Litigation.

     We are party to certain claims involving healthcare facilities formerly owned by LQ Properties that were leased to and operated by third party operators. Although we required our third party operators to maintain insurance coverage insuring LQ Properties’ interests in the facilities as well as their own, this insurance coverage may not be adequate to fully protect us. We have been notified that one of the companies providing such insurance coverage, Reliance Insurance Company, was ordered into liquidation in October 2001. Although we cannot predict what effect the liquidation of Reliance Insurance Company will have on pending claims, we do not consider our ultimate liability with respect to any one of these claims or lawsuits, as well as any other uninsured claim or lawsuit involving healthcare facilities formerly owned by LQ Properties that were leased to and operated by third-party operators, to be material in relation to our consolidated financial position or operations.

     We are party to certain insurance policy contracts for workers’ compensation, commercial general liability and automobile liability exposures inclusive of the period June 1990 through May 2003. The financial strength ratings for the insurance carrier underwriting these insurance programs have been significantly downgraded by various industry rating agencies. The carrier subsequently ceased all underwritings and submitted to voluntary oversight by the Illinois Insurance Commission and filed a formal runoff plan with the Commissioner. The carrier continues to operate under this runoff plan and pay claims filed under these insurance programs. We cannot predict the success or failure of this plan nor can we predict the ability of the insurance carrier to pay pending claims; however, we believe that any failure by the insurance carrier to pay our pending claims will not have a material adverse impact on our consolidated financial position or operations.

     In addition, we are party to a number of other claims and lawsuits arising out of the normal course of business relating to our lodging operations. We regularly evaluate our ultimate liability and attendant costs with respect to these claims and lawsuits. We do not consider our ultimate liability with respect to any single claim or lawsuit to be material in relation to our consolidated financial position or operations.

     Under certain franchise agreements or joint venture agreements, we have committed to provide certain incentive payments, loans, reimbursements, rebates and other payments to help defray the cost of construction, marketing and other costs associated with opening and operating a La Quinta hotel. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise or joint venture agreements. As of December 31, 2004, we had approximately $9.9 million in outstanding commitments of financial assistance to various franchisees, of which approximately $6.1 million has been funded and approximately $2.5 million has been repaid by franchisees or amortized. The unamortized balance of amounts funded on incentive payments is included in other non-current assets. These agreements generally require that, in the event that the franchise relationship is terminated, the franchisee either repay the outstanding loan balance or unamortized portion of the incentive payment, or transfer to us any equipment, computer or other property purchased by the franchisee with the incentive payment.

     At December 31, 2004, we had purchase commitments related to certain continuing redevelopment and renovation projects of approximately $1.9 million, as well as technology, marketing and other services of approximately $90.4 million, of which $35.5 million pertain to 2005.

     We have provided a letter of credit, which guarantees the payment of certain industrial revenue bonds aggregating approximately $4.5 million that are the obligation of an unrelated third party. During 2004, we continued to provide this standby letter of credit under our 2003 Credit Facility for the benefit of the trustee of the bonds in the amount of $4.7 million (consisting of $4.5 million of principal and $0.2 million of interest). As part of the agreement to provide the letter of credit, the unrelated third party has provided La Quinta with collateral consisting of all property and equipment of the related healthcare facility, currently estimated to have a fair value of approximately $0.5 million. Due to concern that the unrelated third party will not be able to meet its obligations as they become due and stay in operation, there is a probability that La Quinta will be required to perform under the obligation. At December 31, 2004, La Quinta is carrying a liability of approximately $4.2 million in connection with the obligation.

16. Stock Based Employee Compensation

Stock Option and Incentive Plan

     On December 20, 2001, our shareholders approved the La Quinta Corporation 2002 Stock Option and Incentive Plan (the “2002 Stock Option Plan”). The 2002 Stock Option Plan authorized LQ Corporation and LQ Properties to issue, pursuant to various types of stock incentive awards, a maximum amount of 6.90 million paired shares (the “Available Shares”). No more than 25% of the Available Shares may be used for grants in the form of awards other than options. The number of paired shares reserved for issuance under the 2002 Stock Option Plan is subject to adjustment for stock splits, stock dividends and similar events.

     The 2002 Stock Option Plan replaced the La Quinta Properties, Inc. Amended and Restated 1995 Share Award Plan (the “La Quinta Properties 1995 Plan”) and the La Quinta Corporation Amended and Restated 1995 Share Award Plan (the “La Quinta Corporation 1995 Plan”) (collectively the “1995 Plans”), although it will not affect any awards previously granted under either of the 1995 Plans and forfeited shares from the 1995 Plans are available for reissue under the 2002 Stock Option Plan. As of December 31, 2004, 5.92 million options and 1.91 million restricted shares were outstanding under the 2002 Stock Option Plan; 2.17 million options and no restricted shares were outstanding under the La Quinta Properties 1995 Plan; and 2.30 million options and no restricted shares were outstanding under the La Quinta Corporation 1995 Plan. At December 31, 2004, there were approximately 0.49 million paired shares available for future grant of stock incentive awards under the 2002 Stock Option Plan.

     Eligibility under the 2002 Stock Option Plan is limited to full or part-time officers, other employees, independent directors and key persons (including consultants and prospective employees) of the companies and their subsidiaries, as determined from time to time by the Compensation Committee of the boards of directors of La Quinta (the “Committee”) at its sole discretion. In the event of “mergers and other transactions,” as defined by the 2002 Stock Option Plan, all outstanding options granted under the plan shall terminate, with the grantee having the right to exercise all outstanding options held by the grantee within a specified period of time prior to the consummation of the “sale event,” as defined by the 2002 Stock Option Plan. In the event of a “change of control,” as defined by the 2002 Stock Option Plan, (1) each option shall become fully vested, (2) all shares of restricted stock and all deferred stock awards shall immediately vest free of restrictions, and (3) each performance share award shall become payable to the grantee.

     Stock options granted under the 2002 Stock Option Plan may be either incentive stock options or non-qualified stock options. Incentive stock options may be granted only to employees of the companies or any of their subsidiaries or their respective consultants. To the extent that any option does not qualify as an incentive stock option, it shall be deemed a non-qualified stock option. The exercise price per paired share for each stock option grant shall not be less than 100% of the fair market value on the date of grant. The term of each stock option shall be fixed by the Committee, but no stock option shall be exercisable more than ten years after its grant date. Options granted under the 2002 Stock Option Plan vest according to a schedule determined by the Committee. The Committee has discretion to accelerate the exercise date of all or any portion of any stock option grant. Options outstanding at December 31, 2004 expire in 2008 through 2014.

Restricted Stock Performance Awards

     Restricted stock performance awards have been granted under the plans. The shares carry voting and dividend rights; however, sale of the shares is restricted prior to vesting. Subject to continued employment, vesting generally occurs after three to four years from the date of grant upon the passage of time, or as the Committee may determine.

     A summary of the companies’ restricted stock activity and related information follows:

	For the year ended December 31,
	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(000’s)	Per Share	(000’s)	Per Share	(000’s)	Per Share
Outstanding at beginning of year	1,833	$4.27	1,435	$3.43	1,664	$2.97
Granted	502	8.02	1,385	3.98	400	5.21
Vested	(360)	5.22	(873)	2.57	(468)	5.76
Forfeited/cancelled	(70)	5.89	(114)	3.27	(161)	3.84

Outstanding at end of year	1,905	$4.93	1,833	$4.27	1,435	$3.43

     For the years ended December 31, 2004, 2003 and 2002, amortization of unearned restricted stock compensation was $2.2 million, $2.2 million and $2.6 million, respectively. The unamortized portion is included in unearned compensation. The number of forfeited shares includes shares repurchased by LQ Corporation from the participants to satisfy their outstanding tax liabilities created upon vesting (see Note 10 — Shareholders’ Equity).

Stock Option Awards

     The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002: dividend yield of 0.0% and expected volatility factor of the expected market price of our common stock of 46%, 54%, and 57%, respectively. Other assumptions used in the Black-Scholes analysis include risk-free interest rates of 2.9%, 2.5% and 2.9% in 2004, 2003 and 2002, respectively, and an expected life of four years for each grant.

     A summary of the companies’ stock option activity and related information follows:

	For the year ended December 31,
	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(000’s)	Per Share	(000’s)	Per Share	(000’s)	Per Share
Outstanding at beginning of year	12,988	$4.76	9,494	$6.57	8,921	$7.01
Granted	163	6.96	4,619	4.15	1,827	4.94
Exercised	(2,506)	3.80	(167)	3.65	(427)	2.30
Forfeited	(256)	5.74	(958)	19.96	(827)	7.86

Outstanding at end of year	10,389	$5.00	12,988	$4.76	9,494	$6.57

Options exercisable at year end	5,784		5,583		4,326
Weighted-average fair value of options granted during the year		$3.10		$1.93		$2.41

     The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
	(000’s)	Life	Price	(000’s)	Price
Range of exercise prices:
$0.00 - $3.65	901	5.7	$3.22	880	$3.22
$3.65 - $7.29	9,037	7.3	4.90	4,506	5.43
$7.29 - $10.94	224	7.9	7.63	171	7.63
$10.94 - $16.06	227	3.9	13.44	227	13.44

	10,389	7.1	$5.00	5,784	$5.47

Employee Stock Purchase Plan

     In 2002, LQ Corporation initiated an Employee Stock Purchase Plan (the “ESPP”) that qualifies under Section 423 of the Internal Revenue Code of 1986, as amended (the “Code”), for all eligible employees. Employees are eligible if they are, on the first day of the offering period, (1) full-time employees of LQ Corporation or a designated subsidiary as defined by the ESPP, or (2) part-time employees working more than 20 hours per week for more than five months per year, and (3) have been employed for at least 30 consecutive days. Under the ESPP, shares of the companies’ common stock may be purchased at 85% of the market value, as defined by the ESPP. Employees may purchase paired shares having a value not to exceed 10% of their annual gross compensation or $25,000, whichever is lower. The first offering under the ESPP occurred on March 1, 2002 and ended on February 28, 2003. During each of the years ended December 31, 2004 and 2003, approximately 0.2 million shares were purchased under the ESPP. There were no shares purchased under the ESPP during 2002. At December 31, 2004, approximately 131,000 shares were reserved for future issuance under the ESPP. On February 18, 2005, our board of directors approved termination of the ESPP, effective immediately after the close of the offering period ending February 28, 2005, issuance of the 2004-2005 plan year awards thereunder and winding up of administrative duties under the ESPP.

17. Pension Plan, Retirement and Other Benefits

     The companies have savings plans that qualify under Section 401(k) of the Code under which eligible employees are entitled to participate up to a specified annual maximum contribution level. The companies match a portion of such contributions that amounted to approximately $1.1 million, $1.0 million and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     On November 1, 2001, the companies entered into a Supplemental Executive Retirement Plan agreement (“SERP Plan”) with our current Chairman and Chief Executive Officer for a retirement benefit of $8.6 million upon retirement, as defined in the agreement. The companies funded $1.5 million of the obligation during each of the years ended December 31, 2004, 2003 and 2002 into a Rabbi Trust, which is presented in other non-current assets. The companies recorded liabilities under the agreement of approximately $5.1 million and $3.5 million at December 31, 2004 and 2003, respectively, which are presented in other non-current liabilities. Expenses totaling approximately $1.6 million were recorded during each of the years ended December 31, 2004, 2003 and 2002. Unrealized gains, net of tax associated with investment income from the Rabbi Trust of approximately $0.2 million, $0.2 million and $0.1 million, are included in comprehensive income during the years ended December 31, 2004, 2003 and 2002, respectively. No benefit payments occurred during any of the years ended December 31, 2004, 2003 and 2002.

     La Quinta currently carries a liability of approximately $3.1 million related to deferred compensation agreements with certain former employees of predecessor companies. Expenses totaling approximately $0.4 million and $1.5 million were recorded during the years ended December 31, 2004 and 2003, respectively. No expenses were recorded in 2002. Benefit payments were approximately $0.6 million for each of the years ended December 31, 2004, 2003 and 2002.

     During 1995, LQ Properties entered into a Split-Dollar Life Insurance Agreement with a trust established by a former Chairman and Chief Executive Officer, pursuant to which LQ Properties agreed to advance policy premiums on life insurance policies paying a death benefit to the trust. The cash surrender value of the life insurance policies was included in other assets. As of December 31, 2002, LQ Properties had taken loans of $14.0 million against the cash surrender value of the policies, which were included in other non-current liabilities. During 2003, LQ Properties surrendered the Split-Dollar Life Insurance Policies and extinguished all assets and liabilities related to the policies. Proceeds from the settlement were used to repay the loans taken against the cash surrender value of the policies and a gain on the settlement of approximately $1.7 million was recorded.

     Projected benefit payments related to the SERP Plan and the deferred compensation agreements are as follows (in millions):

2005	$0.6
2006	0.6
2007	9.2
2008	0.5
2009	0.5
Years 2010-2023	1.1

Total	$12.5

     LQ Properties entered into the Retirement Plan during 1969. On October 23, 2000, the boards of directors approved the termination of the Retirement Plan effective December 31, 2000. During the years ended December 31, 2004, 2003 and 2002, we recorded approximately $0.7 million of expense, $2.9 million of expense, and $0.3 million of income, respectively, related to adjustments to the liability associated with the Retirement Plan.

     Subsequent to the termination of the Retirement Plan, the companies accounted for the plan assets on a liquidation basis. The companies recorded amounts, net of federal income tax, in other comprehensive income arising from changes in the minimum pension liability of approximately $1.1 million income and $0.2 million loss, for the years ended December 31, 2003 and 2002, respectively. During 2004, the companies made contributions to the Retirement Plan of approximately $4.8 million prior to the final distribution of its assets to the participants based on actuarial estimates at the time of distribution. We began distributing the Retirement Plan assets in August 2003 and distributed the remaining Retirement Plan assets during 2004. Approximately $1.2 million was transferred to the Pension Benefit Guaranty Corporation on behalf of the participants.

     The following table provides details of the terminated Retirement Plan at December 31, 2004 and 2003:

	December 31,
	2004	2003
	(In millions)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$4.3	$19.2
Interest cost	—	0.9
Actuarial loss	0.5	0.4
Benefits paid	—	(0.1)
Settlements	(4.8)	(16.1)

Benefit obligation at end of year	$—	$4.3

Change in Plan Assets:
Fair value of plan assets at beginning of year	$0.5	$16.8
Actual return on plan assets	(0.5)	(0.1)
Employer contribution	4.8	—
Benefits paid	—	(0.1)
Settlements	(4.8)	(16.1)

Fair value of plan assets at end of year	$—	$0.5

Reconciliation:
Funded status	$—	$(3.9)
Unrecognized actuarial loss	—	—

Net amount recognized	$—	$(3.9)

Amounts Recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liability	$—	$(3.9)
Accumulated other comprehensive income	—	—

Net amount recognized	$—	$(3.9)

Weighted-Average Assumptions:
Discount rate as of end of year	N/A	5.12%
Rate of compensation increase as of end of year
Management employees	N/A	N/A
Non-management employees	N/A	N/A

     The following table represents the components of net periodic pension cost:

	December 31,
	2004	2003	2002
	(In millions)
Components of Net Periodic Benefit Cost:
Interest cost	$—	$0.9	$1.1
Expected return on plan assets	—	(0.3)	(0.4)

Net periodic benefit cost	—	0.6	0.7
Net settlement loss	1.0	2.6	—

Net periodic pension cost	$1.0	$3.2	$0.7

Weighted-Average Assumptions:
Discount rate as of end of year	5.0%	5.0%	6.0%
Expected rate of return on plan assets for the year	—	2.0%	2.0%
Rate of compensation increase as of end of year
Management employees	N/A	N/A	N/A
Non-management employees	N/A	N/A	N/A

18. Income Taxes

     LQ Corporation is a C-corporation for U.S. federal income tax purposes and, as such, pays taxes on its taxable income as determined under the Code. The taxable income or loss of LQ Properties is not included in the income tax return of LQ Corporation except to the extent that LQ Properties pays taxable dividends with respect to its class A common shares held by LQ Corporation. Therefore, any separate company annual tax liability of LQ Corporation is based on its current taxable income (including any taxable dividends received from LQ Properties), reduced by any net operating loss (“NOL”) carryforwards available to offset taxable income. During 2004, 2003 and 2002, LQ Corporation reported (or will report) a loss for federal income tax purposes. In addition, LQ Corporation has substantial NOL carryforwards from years before 2002 available to offset future taxable income.

     LQ Properties has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes and believes it has met all the requirements for qualification. Accordingly, LQ Properties generally will not be taxed on that portion of its REIT taxable income that it distributes to its shareholders (including holders of its class A preferred shares and class B common shares), provided that it continues to comply with the requirements of the Code and regulations thereunder. These include a provision that LQ Properties must generally distribute at least 90% of its REIT taxable income (excluding net capital gains) as dividends eligible for the dividends paid deduction. LQ Properties may use its NOL carryforwards to reduce amounts otherwise required to be distributed to shareholders. LQ Properties currently intends to continue to manage its investments, including the sale or disposition of property or other investments, and to operate (on its own and through its business relationships with LQ Corporation) in a manner consistent with the requirements for continued REIT qualification. For that reason, LQ Properties utilizes subsidiaries taxable as C-corporations (“taxable REIT subsidiaries”) to hold certain assets that could otherwise adversely affect its status as a REIT.

     Distributions by LQ Properties to preferred shareholders made during 2004 have been characterized for tax purposes as approximately 82% ordinary income and 18% return of capital. Distributions by LQ Properties to preferred shareholders during 2003 have been characterized as ordinary income. LQ Properties recognized a current period NOL for the year ended December 31, 2002 and, accordingly, was not required to make any taxable distributions for that year. Distributions to preferred shareholders during 2002 were characterized as a return of capital.

     For financial reporting purposes the consolidated income tax expense or benefit is based on consolidated reported financial accounting income or loss before minority interest, income taxes, discontinued operations and cumulative effect of change in accounting principle. Deferred income tax assets and liabilities reflect the temporary differences between consolidated assets and liabilities recognized for financial reporting and the analogous consolidated amounts recognized for tax purposes using the tax rates in effect for the year in which the differences are expected to reverse. The separate financial statements for LQ Properties reflect only a tax provision and related balance sheet accounts recorded for its taxable REIT subsidiaries and taxes payable with respect to recognized built-in gains.

     As of December 31, 2004, our total federal NOL carryforwards were approximately $486.3 million, of which approximately $178.3 million is available only to LQ Properties and its taxable REIT subsidiaries. NOL carryforwards expire 20 years after the year in which they arise (15 years for NOLs arising prior to 1998). Our NOL carryforwards will expire in years 2009 thru 2024. As of December 31, 2004, our total capital loss carryforwards were approximately $28.5 million and our federal tax credit carryforwards (primarily alternative minimum tax (“AMT”) credit carryforwards available only to LQ Properties) were approximately $7.9 million, of which $2.2 million will expire between 2018 and 2024. As of December 31, 2004, deferred tax assets of $203.1 million, subject to a valuation allowance of $29.2 million, have been recorded to reflect the tax benefits associated with certain NOL carryforwards, capital loss carryforwards and tax credit carryforwards. The valuation allowance pertains to recorded deferred tax assets for which realization of the benefits is not reasonably assured. When assessing the adequacy of the valuation allowance, La Quinta considered both anticipated reversals of deferred tax liabilities within applicable carryforward periods and other potential sources of taxable income within those periods. NOL carryforwards are realized by utilizing such carryforwards to reduce taxable income; consequently, we will need to generate future taxable income at least equal to the loss carryforwards during the carryforward period to realize the full benefit of the tax loss carryforwards. Should we determine that additional tax loss carryforwards are not likely to be realized, the valuation allowance will be increased, with a corresponding charge to income tax expense. The actual utilization of NOL carryforwards to reduce taxable income will be recognized for financial reporting purposes as a reduction of the deferred tax asset.

     As of December 31, 2004, LQ Corporation (exclusive of LQ Properties and its taxable REIT subsidiaries) had NOL carryforwards of approximately $308.0 million. Accordingly, although it will report federal income tax expense going forward, taxes actually paid until the NOL carryforwards are fully utilized will be limited to state franchise taxes based on net worth, state income taxes for those jurisdictions that do not follow the federal rules for utilization of NOL carryforwards and federal AMT. Any AMT paid will be available as a credit in subsequent years to offset the excess of LQ Corporation’s regular tax liability over its AMT liability calculated for those years.

     As of December 31, 2004, LQ Properties and its taxable REIT subsidiaries had NOL carryforwards of approximately $178.3 million, of which approximately $154.6 million is available to reduce amounts otherwise required to be distributed by LQ Properties to its shareholders to maintain its REIT status. If LQ Properties utilizes its NOL carryforwards for that purpose and if the Internal Revenue Service (“IRS”) subsequently reduces the amount of these NOL carryforwards, LQ Properties could be required to pay a deficiency dividend to maintain its REIT status. As of December 31, 2004, LQ Properties has not utilized NOL carryforwards to offset amounts otherwise distributable to its shareholders. Also, LQ Properties may be liable for AMT for years in which it utilizes its regular tax loss carryovers. Any such amounts paid will be reflected as a current expense for the year paid. This expense will be offset by a deferred tax benefit to the extent LQ Properties believes the AMT will be utilized as a credit against LQ Properties’ regular tax liability, if any, in subsequent years.

     On December 31, 2001, the IRS released revised temporary and proposed regulations concerning the treatment of net built-in gain of C-corporation assets that become assets of a REIT in a carryover basis transaction. The regulations generally require the C-corporation to recognize gain and be subject to corporate-level tax as if it had sold all the assets transferred at fair market value. In lieu of this treatment, the regulations permit the REIT to elect to be subject to the rules of Section 1374 of the Code. These rules generally subject the REIT to the maximum corporate-level tax rate on these built-in gains if recognized from the sale of transferred assets within ten years. LQ Properties has determined that the regulations are applicable to lodging assets transferred from its predecessor and has elected to be subject to the rules of Section 1374 of the Code for built-in gains recognized within ten years of the La Quinta merger date (July 1998). The tax on such built-in gains is frequently referred to as a “sting tax.” Post-merger NOLs do not reduce the built-in gains subject to the sting tax. Asset sales after July 2008 would not be subject to the sting tax. LQ Properties’ accounting policy is to recognize any sting tax expense on properties held for sale when the sting tax can be reasonably estimated. LQ Properties has not identified any properties that it intends to sell prior to July 2008 other than the hotel properties discussed in note 22; consequently, LQ Properties has not accrued any sting tax liability as of December 31, 2004.

     Our future use of the NOL carryforwards could be substantially limited if an “ownership change,” as defined under Section 382 of the Code, were to occur. To the extent the NOL carryforwards are not fully utilized under these limitations within the carryforward periods, the NOL carryforwards will expire unutilized. Accordingly, after any ownership change, our ability to use our NOLs to reduce or offset taxable income could be substantially limited or not available under Section 382. In general, a company reaches the “ownership change” threshold if the “5% shareholders” increase their aggregate ownership interest in the company over a three-year testing period by more than 50 percentage points. The ownership interest is measured in terms of total market value of the company’s capital stock.

     As a result of the Reorganization that occurred on January 2, 2002 (see Note 6 - Reorganization), LQ Corporation recorded an initial net deferred tax liability of $196.5 million. A reconciliation of LQ Corporation’s consolidated financial reporting income tax benefit (expense) to the statutory federal corporation income tax rate of 35% and applicable state tax rate is as follows:

	For the years ended December 31,
	2004	2003	2002
		(In millions)
Computed “expected” tax benefit	$18.5	$39.0	$100.8
Record initial deferred tax liability	—	—	(196.5)
Nondeductible goodwill impairment	—	—	(86.9)
Deductible preferred dividends (characterized as minority interest) on the consolidated statements of operations)	5.1	6.3	—
Reverse federal income tax accrued at La Quinta merger	—	—	5.5
Reversal of state income tax accrual, net of federal benefit	—	1.4	—
Change in valuation allowances for capital losses and state loss carryovers	(0.5)	—	(4.6)
Tax payable on net built-in gains	(0.3)	(0.9)	(0.2)
State tax provision, net of federal effect	1.4	3.9	0.2
Other	0.3	0.5	0.2

Total income tax benefit (expense)	$24.5	$50.2	$(181.5)

     LQ Corporation’s consolidated financial reporting income tax benefit (expense) consisted of the following:

	For the years ended December 31,
	2004	2003	2002
		(In millions)
Net deferred tax liability recorded as a result of the Reorganization	$—	$—	$(196.5)
Current income tax (expense) benefit	(0.7)	1.3	5.4
Deferred income tax benefit	25.2	48.9	9.6

Total income tax benefit (expense)	$24.5	$50.2	$(181.5)

     The components of consolidated deferred income tax assets and liabilities for LQ Corporation are as follows:

	December 31,
	2004	2003
	(In millions)
Deferred tax liabilities for continuing operations:
Fixed assets	$276.7	$296.4
Trademarks	26.9	27.9
Goodwill	0.1	—
Deferred gain	0.8	0.8

Total deferred tax liabilities	304.5	325.1

Deferred tax assets for continuing operations:
Federal and state NOL carryforwards	184.4	172.8
Capital loss carryforwards	10.8	10.9
Tax credits	7.9	7.5
Self-insurance deductible when paid	9.0	8.7
Compensation accruals	9.0	8.3
Receivable valuation reserves	2.9	4.1
Other	4.4	7.0

Total deferred tax assets	228.4	219.3

Valuation allowance	(29.2)	(27.9)

Net deferred tax liability	$105.3	$133.7

     A reconciliation of LQ Properties’ total income tax (expense) benefit to the statutory federal corporation income tax rate of 35% and applicable state tax rates follows. The expected expense (benefit) relates only to taxable REIT subsidiaries.

	For the years ended December 31,
	2004	2003	2002
		(In millions)
Income before income taxes for taxable REIT subsidiaries	$3.2	$2.1	$4.0

Computed “expected” tax expense	$(1.1)	$(0.7)	$(1.4)
Deferred tax asset transferred to taxable REIT subsidiary	—	0.1	12.8
Reverse federal income tax accrued at La Quinta merger	—	—	5.5
Reversal of state income tax accrual	—	2.2	—
Change in valuation allowances for capital losses and state loss carryovers	—	0.1	(1.4)
Tax payable on net built-in gains	(0.3)	(1.0)	(0.2)
Other	0.3	(0.8)	(0.7)

Total income tax (expense) benefit	$(1.1)	$(0.1)	$14.6

     The LQ Properties components of deferred income tax assets and liabilities that are applicable to the taxable REIT subsidiaries are as follows:

	December 31,
	2004	2003
	(In millions)
Deferred tax assets for continuing operations:
Receivable valuation reserves	$0.2	$1.2
Net operating loss carryforward	8.5	8.5
Capital loss carryforward	1.2	1.2

Total deferred tax assets	9.9	10.9
Valuation allowance	(1.3)	(1.3)

Net deferred tax asset	$8.6	$9.6

19. Earnings Per Share

     Earnings per share for the companies is computed as follows:

	For the years ended December 31,
	2004	2003	2002
	(In millions, except per share
		amounts)
Loss before discontinued operations and cumulative effect of change in accounting principle.	$(46.8)	$(79.3)	$(239.8)
Income (loss) from discontinued operations, net	2.3	(4.5)	(19.6)
Cumulative effect of change in accounting principle, net	—	—	(248.4)

Net loss	$(44.5)	$(83.8)	$(507.8)

Average outstanding equivalent of paired common shares	176.9	144.5	143.1
Dilutive effect of:
Stock options and unvested restricted stock	—	—	—

Average outstanding equivalent of paired common shares	176.9	144.5	143.1

Basic and assuming dilution:
Loss before discontinued operations and cumulative effect of change in accounting principle	$(0.26)	$(0.55)	$(1.68)
Income (loss) from discontinued operations, net	0.01	(0.03)	(0.13)
Cumulative effect of change in accounting principle, net	—	—	(1.74)

Net loss	$(0.25)	$(0.58)	$(3.55)

     Options to purchase the following paired common shares were outstanding but were not included in the computation of diluted earnings per share (“EPS”) because the options’ exercise prices were equal to or greater than the average market price of the paired common shares and because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from December 2008 to September 2014, were still outstanding at December 31, 2004.

	For the years ended December 31,
	2004	2003	2002
	(In millions, except per share prices)
Stock options:
Paired common shares	0.3	5.4	2.3
Highest exercise price	$16.06	$16.06	$32.77
Lowest exercise price.	$7.74	$4.85	$6.08

     In addition, unvested restricted shares and options to purchase the following paired common shares were outstanding and were not included in the computation of diluted EPS because their inclusion would result in an antidilutive per share amount as the companies reported a loss from continuing operations for the years ended December 31, 2004, 2003 and 2002. The unvested restricted shares and options, which expire on dates ranging from November 2009 to November 2014, were still outstanding at December 31, 2004.

	For the years ended December 31,
	2004	2003	2002
	(In millions, except per share prices)
Stock options:
Paired common shares	10.1	7.6	7.2
Weighted — average effect	2.4	1.0	1.6
Highest exercise price	$7.68	$4.81	$6.00
Lowest exercise price	$2.00	$1.94	$1.94

Unvested restricted shares:
Paired common shares	1.9	1.8	1.4
Weighted — average effect	0.9	1.0	1.0
Highest exercise price	$0.02	$0.20	$0.20
Lowest exercise price	$0.02	$0.02	$0.02

     LQ Properties Series B Preferred Stock which was convertible into 2.7 million paired common shares was not included in the computation of diluted EPS because the inclusion would result in an antidilutive effect. The Series B Preferred Stock was cancelled on May 12, 2004 (see Note 10 - Shareholders’ Equity).

20. Transactions Between LQ Properties and LQ Corporation

     LQC Leasing, LLC, a direct subsidiary of LQ Corporation, leases hotel facilities from LQ Properties and its subsidiaries. The hotel facility lease agreements, as modified, between LQ Corporation and LQ Properties were for a five-year term, which expired in July 2003. These leases were amended to extend the term through December 31, 2003. The modified lease agreements provided for a percentage rent payment only in an amount equal to 40% of the gross revenues from the hotel facilities and required LQ Properties to pay property taxes and insurance and to fund certain capital expenditures.

     New lease agreements were entered into effective January 1, 2004. These agreements have substantially the same terms as the previous lease agreements other than a decrease in the percentage rent rate to 36% and differing initial terms of four, five or six years. At December 31, 2003, LQ Corporation owed LQ Properties $85.9 million related to these leases. No balance was owed at December 31, 2004. LQ Properties’ rent income from LQ Corporation for the years ended December 31, 2004, 2003 and 2002 was approximately $194.4 million, $193.5 million and $211.4 million, respectively, of which approximately $6.0 million in 2002 was contingent rent. At the time of the Acquisition, LQ Properties and LQC Leasing, LLC entered into leases for the Baymont properties owned by LQ Properties with substantially the same terms and conditions as the existing La Quinta leases except that the rent payments are 29% of the gross room revenues provided by the Baymont properties.

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

LQ Properties’ royalty income from LQ Corporation for the years ended December 31, 2004, 2003 and 2002 was approximately $7.8 million, $12.3 million and $12.4 million, respectively.

     For the years ended December 31, 2004, 2003 and 2002, LQ Properties paid dividends of $225 million, $30 million and $60.5 million, respectively, to the sole holder of its class A common stock, LQ Corporation. LQ Corporation used the dividends received in 2004 to pay accrued interest and the entire balance, as of July 31, 2004, of the revolving note payable to LQ Properties and to pay in its entirety the deferred rent receivable, as well as to fund the Acquisition and for general corporate purposes. During 2003 and 2002, LQ Corporation used the dividends received to pay LQ Properties a portion of the outstanding balance on the deferred rent and royalties receivable and to pay accrued interest and all or a portion of the then outstanding balance of the revolving note payable to LQ Properties.

     Minority interest distributions to LQ Corporation from a subsidiary of LQ Properties for the years ended December 31, 2004, 2003 and 2002 were approximately $3.6 million, $4.9 million and $4.0 million, respectively.

     LQ Corporation provides certain management services to LQ Properties primarily related to executive management, general tax preparation and consulting, legal, accounting and certain aspects of human resources. (LQ Properties compensates LQ Corporation for the direct costs of providing such services.)

21. Quarterly Financial Information (unaudited)

     The lodging industry is seasonal in nature. The periods during which our lodging properties experience higher revenues vary from property to property, depending principally upon location. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings. In addition, the opening of newly constructed hotels and the timing of any hotel acquisitions or sales may cause a variation of revenue, profit margins and net earnings from quarter to quarter.

     The following quarterly financial data summarizes the unaudited quarterly results for the companies for the years ended December 31, 2004 and 2003:

	Quarter ended 2004
	March 31	June 30	September 30	December 31
		(In millions)
Revenue	$132.3	$144.7	$157.6	$158.6

Loss from continuing operations	$(12.3)	$(6.8)	$(12.1)	$(15.6)
Income from discontinued operations, net	—	—	—	2.3

Net loss	$(12.3)	$(6.8)	$(12.1)	$(13.3)

Loss per share — basic and assuming dilution:
Loss from continuing operations	$(0.07)	$(0.04)	$(0.07)	$(0.09)
Income from discontinued operations, net	—	—	—	0.01

Net loss	$(0.07)	$(0.04)	$(0.07)	$(0.08)

	Quarter ended 2003
	March 31	June 30	September 30	December 31
		(In millions)
Revenue	$119.4	$134.2	$141.4	$120.1

Loss from continuing operations	(50.0)	(13.8)	(4.6)	(10.9)
(Loss) income from discontinued operations, net	(0.3)	0.2	(4.8)	0.4

Net loss	$(50.3)	$(13.6)	$(9.4)	$(10.5)

Loss per share — basic and assuming dilution:
Loss from continuing operations	$(0.35)	$(0.10)	$(0.03)	$(0.07)
(Loss) income from discontinued operations, net	—	—	(0.03)	—

Net loss	$(0.35)	$(0.10)	$(0.06)	$(0.07)

22. Subsequent Event

     Subsequent to December 31, 2004, 17 hotels, including one hotel that is subject to full condemnation, met the criteria for classification as held for sale in accordance with SFAS 144. The decision to sell certain of these hotels was based on (1) local market conditions, (2) historical operating and financial results associated with the hotel, and (3) future capital expenditure requirements. The sales or condemnation proceedings of the 17 hotels are expected to close or otherwise be concluded within 12 months. An impairment charge of $8.2 million was recorded during the three months ended December 31, 2004 to write down 9 of the total 17 hotels to estimated net realizable value. This impairment charge is included in our total impairments of $21.0 million for the year ended December 31, 2004. The net book value at December 31, 2004 for the 17 hotels was $35.4 million. Effective in the first quarter of 2005, the assets and liabilities associated with these hotels will be classified as discontinued operations for all periods presented on the consolidated balance sheets and the revenues and expenses for these hotels will be classified as discontinued operations for all periods presented in the consolidated statements of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Boards of Directors of La Quinta Corporation

     and La Quinta Properties, Inc.:

     We have audited the consolidated balance sheets of La Quinta Corporation and its subsidiaries and La Quinta Properties, Inc. and its subsidiaries (the “Companies”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Companies at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Companies' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion with an explanatory paragraph describing an acquired business excluded from the scope of management’s assessment thereon.

/s/ Ernst & Young LLP

ERNST & YOUNG LLP
Dallas, Texas
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Boards of Directors of La Quinta Corporation

     and La Quinta Properties, Inc.:

In our opinion, the accompanying consolidated statements of operations, of changes in shareholders’ equity and of cash flows for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of La Quinta Corporation and La Quinta Properties, Inc. and subsidiaries (collectively, the “Companies”) for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Companies adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” during 2002.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
February 10, 2003, except for Note 5 as to
which the date is March 12, 2004

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

     On September 3, 2004 we acquired substantially all of the assets of the limited service lodging division of The Marcus Corporation which included the Baymont, Woodfield Suites and Budgetel hotel properties. The scope of our assessment of internal control over financial reporting as of December 31, 2004 did not include certain controls relating to this acquired business. Specifically, in connection with this business combination, we assumed various contracts with third party providers for services such as the property management and reservation systems. The scope of our assessment did not include internal controls pertaining to these and other systems that were not integrated into our existing internal control system during 2004. The acquired limited service lodging division of The Marcus Corporation (Baymont, Woodfield Suites and Budgetel hotel properties), which is included in our 2004 consolidated financial statements, constituted approximately $429.7 million of total assets at December 31, 2004 and $43 million of total revenue for the period from acquisition, September 3, 2004, through December 31, 2004.

     Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Boards of Directors of La Quinta Corporation

     and La Quinta Properties, Inc.:

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that La Quinta Corporation and its subsidiaries and La Quinta Properties, Inc. and its subsidiaries (the “Companies”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Companies’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Companies’ internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include certain internal controls of the acquired limited service lodging division of The Marcus Corporation which included the Baymont, Woodfield Suites and Budgetel hotel properties. Specifically, the scope of management’s assessment did not include internal controls relating to third party providers for services such as property management and reservation systems and other systems that were not integrated into the existing internal control system of the Companies during 2004. This acquired business, which is included in the Companies’ 2004 consolidated financial statements, constituted approximately $429.7 million of total assets at December 31, 2004 and $43 million of total revenue for the period from acquisition, September 3, 2004, through December 31, 2004. Our audit of internal control over financial reporting of the Companies also did not include an evaluation of the internal controls described above pertaining to the acquired limited service lodging division of The Marcus Corporation (Baymont, Woodfield Suites and Budgetel hotel properties).

     In our opinion, management’s assessment that the Companies maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Companies maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of La Quinta Corporation and its subsidiaries and La Quinta Properties, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

ERNST & YOUNG LLP
Dallas, Texas
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULES

To the Shareholders and Boards of Directors of La Quinta Corporation

     and La Quinta Properties, Inc.:

We have audited the consolidated financial statements of La Quinta Corporation and its subsidiaries and La Quinta Properties, Inc. and its subsidiaries (the “Companies”) as of December 31, 2004, and for the year then ended, and have issued our report thereon dated March 14, 2005 (which report and consolidated financial statements are included in this Joint Annual Report on Form 10-K). Our audit also included the financial statement schedules listed in Item 15 of this Form 10-K. These schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

ERNST & YOUNG LLP
Dallas, Texas
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULES

To the Shareholders and Boards of Directors of La Quinta Corporation

     and La Quinta Properties, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 10, 2003, except for Note 5 as to which the date is March 12, 2004, appearing in the 2004 Joint Annual Report to Shareholders of La Quinta Corporation and La Quinta Properties, Inc. (which report and consolidated financial statements are included in this Joint Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
February 10, 2003, except for Schedule III as to
which the date is March 12, 2004

LA QUINTA CORPORATION
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

     Valuation allowance included in fees, interest and other receivables and other assets for the years ended December 31:

		Additions
		Charged as
		Revenue
	Balance at	Reductions or		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(a)	Period
		(In millions)
2002	$32.6	—	(30.1)	$2.5
2003	$2.5	13.5	(12.6)	$3.4
2004	$3.4	2.4	(1.3)	$4.5

(a)	Deductions due to the sale of assets, the release of the related valuation allowance and/or receivable settlement.

LA QUINTA CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2004

		Cost
	Building and	Capitalized	Impair-	Total
	Improvements	Subsequent to	ments	Building and			Accumulated	Construction	Date
Description	at Acquisition	Acquisition	Recorded	Improvements	Land (1)	Total	Depreciation (2)	Date	Acquired
(In millions)
La Quinta Properties, Inc:
Hotels, each less than 5% of total (3)	$1,965.3	$69.9	$(142.5)	$1,892.7	$358.0	$2,250.7	$368.0	Various	Various
Hotel acquisitions during 2004 (3)	246.2	1.4	(0.1)	247.5	43.0	290.5	4.9	—	Various

Subtotal, owned hotels	$2,211.5	$71.3	$(142.6)	$2,140.2	$401.0	2,541.2	372.9

Undeveloped land						0.1	—
Furniture, fixtures and equipment						285.4	176.8
Construction in progress						25.1	—

Subtotal						2,851.8	549.7

La Quinta Corporation

Owned and operated hotels (3)						122.3	9.7
Furniture, fixtures and equipment						90.9	41.2

Subtotal						213.2	50.9

Consolidated total (4)						$3,065.0	$600.6

(1)	Amount at which land is carried at close of period represents initial cost to LQ Properties net of impairments.

(2)	Depreciation is calculated using various lives, not exceeding 40 years.

(3)	There were no encumbrances on hotels at December 31, 2004.

(4)	Cost for federal income tax purposes at December 31, 2004 was $2,665.6 million.

LA QUINTA CORPORATION
Schedule III (Continued)
Real Estate and Accumulated Depreciation
December 31, 2004

Real estate and accumulated depreciation reconciliations are as follows:

	For the year ended December 31,
	2004	2003	2002
	(In millions)
Real Estate
Balance at beginning of period	$2,631.4	$2,680.0	$2,862.8

Additions during the period:
Acquisitions	398.8	—	—
Capital improvements	77.2	54.3	112.7
Acceptance of deed on mortgage receivable	—	—	23.8

Total additions	476.0	54.3	136.5

Deductions during the period:
Sale of real estate	(12.6)	(16.1)	(243.7)
Retirement of assets	(8.8)	(19.5)	(36.2)
Impairments	(21.0)	(67.3)	(36.6)
Other	—	—	(2.8)

Total deductions	(42.4)	(102.9)	(319.3)

Balance at end of period	$3,065.0	$2,631.4	$2,680.0

Accumulated Depreciation
Balance at beginning of period	$487.6	$386.9	$340.5

Additions during the period:
Provision for depreciation	118.0	117.6	102.3

Total additions	118.0	117.6	102.3

Deductions during the period:
Sale of real estate	(1.1)	(4.3)	(35.5)
Retirement of assets	(3.9)	(12.6)	(19.2)
Other	—	—	(1.2)

Total deductions	(5.0)	(16.9)	(55.9)

Balance at end of period	$600.6	$487.6	$386.9

LA QUINTA CORPORATION
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2004

			Periodic	Face	Carrying
		Final	Payment	Amount of	Amount of
Description (a)	Interest Rate	Maturity Date	Terms	Mortgages	Mortgages
(In millions)
Individual mortgages in excess of 3% of the total carrying amount:
Corporate office buildings located in Tennessee	LIBOR +1%	August 1, 2008	(b)	$26.2	$26.2	(a)

(a)	Mortgage loans on real estate are first mortgage loans.

(b)	Monthly payments of interest normally payable at LIBOR +1%, with a balloon payment at maturity.

     Reconciliation of carrying amount of mortgage loans is as follows:

	Year Ended December 31,
	2004	2003	2002
	(In millions)
Mortgages
Balance at beginning of period	$26.2	$26.2	$82.9
Additions during period:
Non-cash increase	—	—	—
Deductions during period:
Collection of principal	—	—	(0.3)
Mortgages sold	—	—	(32.2)
Other	—	—	(24.2)

Total	26.2	26.2	26.2
Allowance for loan losses	—	—	—

Balance at end of period	$26.2	$26.2	$26.2

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In April 2003, we announced that our boards of directors, upon recommendation of our Audit Committee, intended to end the engagement of PricewaterhouseCoopers LLP (“PWC”) as our independent public accountants effective on the date of and immediately following the filing of our Form 10-Q for the quarter ended March 31, 2003 and also announced its intention to engage Ernst & Young LLP to serve as our independent auditors effective as of such date. On May 5, 2003, we announced the end of PWC’s engagement and the engagement of Ernst & Young LLP to serve as our independent auditors for the fiscal year ended December 31, 2003. For more information, see our joint current reports on Form 8-K filed with the SEC on April 24, 2003, as amended on May 6, 2003.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon the required evaluation, our principal executive officer and principal financial officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods and in the manner specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

     Management’s report on our internal control over financial reporting and the related report of our independent registered public accounting firm are included in Part II, Item 8, of this Joint Annual Report under the headings “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” respectively, and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

     There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     We are implementing a new enterprise-wide financial and accounting software system, which we expect to be operational in the first quarter of 2005. In addition, we are replacing the third party property management and reservation systems used by the Baymont, Woodfield Suites and Budgetel hotel properties with our own systems and related control procedures. The Woodfield Suites hotel properties were migrated to our own systems in December 2004 and the Baymont and Budgetel hotel properties are expected to be migrated to our own property management and reservation systems by the end of the first quarter of 2005.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     Information concerning our executive officers is disclosed in Part 1-Item 4A of this Joint Annual Report. Information concerning our directors required by Item 10 will be included in the Proxy Statement to be filed with the SEC relating to the 2005 annual meeting of our shareholders (“2005 Proxy Statement”) and is incorporated herein by reference.

     We have an Audit Committee composed of independent directors. The information required by this Item with respect to the Audit Committee and its members will be included in the 2005 Proxy Statement and is incorporated herein by reference.

     We have adopted a code of ethics and standards of conduct policy applicable to our boards of directors, Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and Controller, or persons performing similar functions, among others. The information relating to the availability of our code of ethics and standards of conduct policy can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Liquidity and Capital Resources—Corporate Governance Matters” in this Joint Annual Report.

     The information required by this Item with respect to procedures by which shareholders may recommend nominees to our board of directors will be included in the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information concerning our executive compensation required by Item 11 will be included in the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning certain relationships and related transactions required by Item 13 will be included in the 2005 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 will be included in the 2005 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

LA QUINTA CORPORATION

Dated: March 15, 2005	By:	/s/ David L. Rea

David L. Rea
President and Chief Operating Officer
(Principal Financial Officer)

Dated: March 15, 2005	By:	/s/ Mark W. Osterberg

Mark W. Osterberg
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

LA QUINTA PROPERTIES, INC.

Dated: March 15, 2005	By:	/s/ David L. Rea

David L. Rea
President and Chief Operating Officer
(Principal Financial Officer)

Dated: March 15, 2005	By:	/s/ Mark W. Osterberg

Mark W. Osterberg
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Joint Annual Report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Name	Title	Date
/s/ William C. Baker William C. Baker	Director	March 15, 2005
/s/ William G. Byrnes William G. Byrnes	Director	March 15, 2005
/s/ Francis W. Cash Francis W. Cash	Chairman, Director and Chief Executive Officer (Principal Executive Officer)	March 15, 2005

Name	Title	Date
/s/ James P. Conn James P. Conn	Director	March 15, 2005
/s/ John C. Cushman, III John C. Cushman, III	Director	March 15, 2005
/s/ Terrell B. Jones Terrell B. Jones	Director	March 15, 2005

EXHIBIT INDEX

Exhibit
No.	Title	Method of Filing
2.1	Agreement and Plan of Merger by and among La Quinta Corporation (“LQ Corporation”), LQP Acquisition Corp. and La Quinta Properties, Inc. (“LQ Properties”), dated as of October 17, 2001.	Incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus on Form S -4/A of LQ Properties, filed on November 8, 2001, No. 333-71840.

3.1	Amended and Restated Certificate of Incorporation of LQ Corporation filed with the Secretary of State of Delaware on January 2, 2002.	Incorporated by reference to Exhibit 3.1 to the Joint Annual Report on Form 10-K of La Quinta Corporation and LQ Properties (the “La Quinta Companies”), filed on March 18, 2002.

3.2	Amended and Restated Certificate of Incorporation of LQ Properties filed with the Secretary of State of Delaware on January 2, 2002.	Incorporated by reference to Exhibit 3.2 to the Joint Annual Report on Form 10-K of the La Quinta Companies, filed on March 18, 2002.

3.3	By-laws of LQ Corporation, as Amended and Restated on February 27, 1998.	Incorporated by reference to Exhibit 3.6 to the Joint Registration Statement on Form S-4/A of Meditrust Corporation and Meditrust Operating Company (the “Meditrust Companies”), filed on March 27, 1998, Nos. 333-47737 and 333-47737-01.

3.4	Amendment, dated February 21, 2003, to the By-laws of LQ Corporation, as Amended and Restated on February 27, 1998.	Incorporated by reference to Exhibit 3.4 to the Joint Annual Report on Form 10-K of the La Quinta Companies, filed on March 15, 2004.

3.5	By-laws of LQ Properties, as Amended and Restated on February 27, 1998.	Incorporated by reference to Exhibit 3.5 to the Joint Registration Statement on Form S-4/A of the Meditrust Companies, filed on March 27, 1998, Nos. 333-47737 and 333-47737-01.

3.6	Amendment dated February 21, 2003, to the By-laws of LQ Properties, as Amended and Restated on February 27, 1998.	Incorporated by reference to Exhibit 3.6 to the Joint Annual Report on Form 10-K of the La Quinta Companies, filed on March 15, 2004.

3.7	Certificate of Elimination of the 9% Series B Cumulative Redeemable Convertible Preferred Stock of LQ Properties.	Included in this filing.

4.1	Specimen Stock Certificate of LQ Corporation common stock paired with LQ Properties class B common stock.	Incorporated by reference to Exhibit 4.1 to the Joint Proxy Statement Prospectus on Form S -4/A of LQ Properties, filed on November 8, 2001, No. 333-71840.

4.2	Indenture dated as of July 26, 1995 between Meditrust, a Massachusetts business trust (“Meditrust”), and Fleet National Bank, as Trustee.	Incorporated by reference to Exhibit 4.2 to the Joint Annual Report on Form 10-K of the La Quinta Companies, filed on March 18, 2002.

Exhibit
No.	Title	Method of Filing
4.3	Indenture dated as of September 15, 1995 between La Quinta Inns, Inc. and U. S. Trust Company of Texas, N.A., as Trustee.	Incorporated by reference to Exhibit 4.3 to the Joint Annual Report on Form 10-K of the La Quinta Companies, filed on March 18, 2002.

4.4	Third Supplemental Indenture dated as of August 10, 1995, to Indenture dated as of July 26, 1995 between Meditrust and Fleet National Bank, as Trustee.	Incorporated by reference to Exhibit 4.4 to the Joint Annual Report on Form 10-K of the La Quinta Companies, filed on March 7, 2003.

4.5	Form of Meditrust Medium Term Note (Fixed Rate).	Incorporated by reference to Exhibit 4.5 to the Joint Annual Report on Form 10-K of the La Quinta Companies, filed on March 7, 2003.

4.6	Form of Meditrust Medium Term Note (Floating Rate).	Incorporated by reference to Exhibit 4.6 to the Joint Annual Report on Form 10-K of the La Quinta Companies, filed on March 7, 2003.

4.7	Fourth Supplemental Indenture dated as of September 10, 1996, to Indenture dated as of July 26, 1995 between Meditrust and Fleet National Bank, as Trustee.	Incorporated by reference to Exhibit 4.7 to the Joint Annual Report on Form 10-K of the La Quinta Companies, filed on March 7, 2003.

4.8	Form of 7.82% Note due September 10, 2026.	Incorporated by reference to Exhibit 4.8 to the Joint Annual Report on Form 10-K of the La Quinta Companies filed on March 7, 2003.

4.9	Fifth Supplemental Indenture dated as of August 15, 1997, to Indenture dated as of July 26, 1995 between Meditrust and Fleet National Bank, as Trustee.	Incorporated by reference to Exhibit 4.25 to the Joint Annual Report on Form 10-K of the Meditrust Companies, filed on March 31, 1999.

4.10	Form of Meditrust 7% Note due August 15, 2007.	Incorporated by reference to Exhibit 4.28 to the Joint Annual Report on Form 10-K of the Meditrust Companies, filed on March 31, 1999.

4.11	Amended and Restated Sixth Supplemental Indenture, dated as of June 12, 2001, by and between Meditrust Corporation and State Street Bank and Trust Company, as Successor Trustee.	Incorporated by reference to Exhibit 99.2 to Joint Current Report of Form 8-K of the Meditrust Companies, filed on June 13, 2001.

4.12	Deposit Agreement among Meditrust Corporation and State Street Bank and Trust Company, as Depositary.	Incorporated by reference to Exhibit 4.3 to Joint Current Report on Form 8-K of the Meditrust Companies, filed on June 16, 1998.

4.13	Indenture dated March 19, 2003 by and among the La Quinta Companies and U.S. Bank Trust National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to Joint Quarterly Report on Form 10-Q of the La Quinta Companies, filed on May 6, 2003.

4.14	Forms of 8 7/8% Senior Notes Due 2011.	Incorporated by reference to Exhibit 4.3 to Joint Quarterly Report on Form 10-Q of the La Quinta Companies, filed on May 6, 2003.

Exhibit
No.	Title	Method of Filing
4.15	Amendment No. 1 to Depositary Agreement, dated as of December 24, 2003, by and between LQ Properties and American Stock Transfer & Trust Corporation, as successor to State Street Bank and Trust Corporation, as Depositary.	Incorporated by reference to Exhibit 4.18 to the Joint Annual Report on Form 10-K of the La Quinta Companies, filed on March 15, 2004.

4.16	Indenture dated as of August 19, 2004 by and among the La Quinta Companies and U.S. Bank Trust National Association, as Trustee.	Incorporated by reference to Exhibit 4.2 to the Joint Registration Statement on Form S-4 of the La Quinta Companies, filed on September 29, 2004, Nos. 333-119360 and 333-119360-1.

4.17	Form of La Quinta Properties, Inc. 7% Note due 2012.	Contained in the Indenture listed as Exhibit 4.16 herein.

4.18	Registration Rights Agreement, dated as of December 30, 2003, by and between LQ Properties and Debra L. Herman.	Incorporated by reference to Exhibit 4.19 to the Joint Annual Report on Form 10-K of the La Quinta Companies, filed on March 15, 2004.

10.1	Amended and Restated Employment Agreement dated as of September 30, 2003 between LQ Corporation and Francis W. Cash.	Incorporated by reference to Exhibit 10.8 to the Joint Quarterly Report on Form 10-Q of the La Quinta Companies for the quarter ended September 30, 2003, filed on November 5, 2003.

10.2	Amended and Restated Employment Agreement dated as of September 30, 2003 between LQ Corporation and David L. Rea.	Incorporated by reference to Exhibit 10.7 to the Joint Quarterly Report on Form 10-Q of the La Quinta Companies for the quarter ended September 30, 2003, filed on November 5, 2003.

10.3	Amended and Restated Employment Agreement dated as of September 30, 2003 between LQ Corporation and Alan L. Tallis.	Incorporated by reference to Exhibit 10.1 to the Joint Quarterly Report on Form 10-Q of the La Quinta Companies for the quarter ended September 30, 2003, filed on November 5, 2003.

10.4	Amended and Restated Employment Agreement dated as of September 30, 2003 between LQ Corporation and Rufus K. Schriber.	Incorporated by reference to Exhibit 10.3 to the Joint Quarterly Report on Form 10-Q of the La Quinta Companies for the quarter ended September 30, 2003, filed on November 5, 2003.

10.5	Amended and Restated Employment Agreement dated as of September 30, 2003 between LQ Corporation and Sandra K. Michel.	Incorporated by reference to Exhibit 10.5 to the Joint Quarterly Report on Form 10-Q of the La Quinta Companies for the quarter ended September 30, 2003, filed on November 5, 2003.

Exhibit
No.	Title	Method of Filing
10.6	Amended and Restated Employment Agreement dated as of September 30, 2003 between LQ Corporation and Wayne B. Goldberg.	Incorporated by reference to Exhibit 10.6 to the Joint Quarterly Report on Form 10-Q of the La Quinta Companies for the quarter ended September 30, 2003, filed on November 5, 2003.

10.7	Amended and Restated Employment Agreement dated as of September 30, 2003 between LQ Corporation and A. John Novak.	Incorporated by reference to Exhibit 10.4 to the Joint Quarterly Report on Form 10-Q of the La Quinta Companies for the quarter ended September 30, 2003, filed on November 5, 2003.

10.8	Amended and Restated Employment Agreement dated as of September 30, 2003 between LQ Corporation and A. Brent Spaeth.	Incorporated by reference to Exhibit 10.2 to the Joint Quarterly Report on Form 10-Q of the La Quinta Companies for the quarter ended September 30, 2003, filed on November 5, 2003.

10.9	La Quinta Executive Supplemental Retirement Agreement, dated as of November 1, 2001, by and between the La Quinta Companies and Francis W. Cash.	Incorporated by reference to Exhibit 10.12 to the Joint Annual Report on Form 10-K of the La Quinta Companies filed on March 18, 2002.

10.10	Meditrust Corporation Amended and Restated 1995 Share Award Plan.	Incorporated by reference to Exhibit 4.1 to Joint Registration Statement on Form S-8 of the Meditrust Companies, filed on November 7, 1997, Nos. 333-39771 and 333-39771-01.

10.11	Meditrust Operating Company Amended and Restated 1995 Share Award Plan.	Incorporated by reference to Exhibit 4.2 to Joint Registration Statement on Form S-8 of the Meditrust Companies, filed on November 7, 1997, Nos. 333-39771 and 333-39771-01.

10.12	LQ Corporation 2002 Stock Option and Incentive Plan (the “2002 Plan”).	Incorporated by reference to Annex B to the Joint Proxy Statement Prospectus on Form S- 4/A of LQ Properties, filed on November 8, 2001, No. 333-71840.

10.13	Form of Restricted Paired Share Award Agreement under the 2002 Plan.	Incorporated by reference to Exhibit 10.17 to the Joint Annual Report on Form 10-K of the La Quinta Companies filed on March 18, 2002.

10.14	Form of Incentive Stock Option Grant under the 2002 Plan.	Incorporated by reference to Exhibit 10.18 to the Joint Annual Report on Form 10-K of the La Quinta Companies filed on March 18, 2002.

10.15	Form of Non-Qualified Stock Option Grant under the 2002 Plan.	Incorporated by reference to Exhibit 10.19 to the Joint Annual Report on Form 10-K of the La Quinta Companies filed on March 18, 2002.

Exhibit
No.	Title	Method of Filing
10.16	Form of Director Formulaic Non-Qualified Stock Option Grant under the 2002 Plan.	Incorporated by reference to Exhibit 10.20 to the Joint Annual Report on Form 10-K of the La Quinta Companies filed on March 18, 2002.

10.17	LQ Corporation Employee Stock Purchase Plan.	Incorporated by reference to Annex C to the Joint Proxy Statement Prospectus on Form S-4/A of LQ Properties, filed on November 8, 2001, No. 333-71840.

10.18	Form of LQ Corporation Employee Stock Purchase Plan Enrollment Form.	Incorporated by reference to Exhibit 10.22 to the Joint Annual Report on Form 10-K of the La Quinta Companies filed on March 18, 2002.

10.19	Amended and Restated Credit Agreement, dated as of November 12, 2003, by and among LQ Properties, as borrower, LQ Corporation, as guarantor, the Lenders listed therein, Canadian Imperial Bank of Commerce, as administrative agent, Fleet Securities Inc., as syndication agent, and Credit Lyonnais New York Branch, as documentation agent and CIBC World Markets Corp. and Fleet Securities Inc. as co-lead arrangers.	Incorporated by reference to Exhibit 10.1 to the Joint Current Report on Form 8-K of the La Quinta Companies, filed on November 13, 2003.

10.20	First Amendment dated as of July 14, 2004, to Amended and Restated Credit Agreement dated as of November 12, 2003, by and among the La Quinta Companies, the financial institutions listed on the signature pages thereof, Canadian Imperial Bank of Commerce and the other loan parties listed on the signature pages thereof.	Incorporated by reference to Exhibit 10.2 to the Joint Registration Statement on Form S-4 of the La Quinta Companies, filed on September 29, 2004, Nos. 333-119360 and 333-119360-1.

10.21	Second Amendment dated as of November 5, 2004, to Amended and Restated Credit Agreement dated as of November 12, 2003, by and among the La Quinta Companies, the financial institutions listed on the signature pages thereof, Canadian Imperial Bank of Commerce and the other loan parties listed on the signature pages thereof.	Incorporated by reference to Exhibit 10.1 to the Joint Current Report on Form 8-K of the La Quinta Companies filed on November 12, 2004.

10.22	Amended and Restated Pledge and Security Agreement, dated as of November 12, 2003, by and among the La Quinta Companies and the subsidiary grantors listed therein.	Incorporated by reference to Exhibit 10.2 to the Joint Current Report on Form 8-K of the La Quinta Companies, filed on November 13, 2003.

Exhibit
No.	Title	Method of Filing
10.23	Trademark License Agreement, dated as of December 31, 2001, by and between LQ Properties and La Quinta Franchise, LLC.	Incorporated by reference to Exhibit 10.25 to the Joint Annual Report on Form 10-K of the La Quinta Companies filed on March 18, 2002.

10.24	Second Amended and Restated Trademark License Agreement, dated as of December 31, 2001, by and between La Quinta Worldwide, LLC and LQC Leasing, LLC.	Incorporated by reference to Exhibit 10.26 to the Joint Annual Report on Form 10-K of the La Quinta Companies filed on March 18, 2002.

10.25	First Amendment dated as of January 1, 2004 to the Second Amended and Restated Trademark License Agreement dated as of December 31, 2001, by and between La Quinta Worldwide, LLC and LQC Leasing, LLC.	Incorporated by reference to Exhibit 10.2 to the Joint Quarterly Report on Form 10-Q of the La Quinta Companies filed on May 6, 2004.

10.26	Sublicense Agreement, dated as of December 31, 2001, by and between La Quinta Franchise, LLC and La Quinta Inns, Inc.	Incorporated by reference to Exhibit 10.27 to the Joint Annual Report on Form 10-K of the La Quinta Companies filed on March 18, 2002.

10.27	Facility Lease Agreement dated as of January 1, 2004 between La Quinta Properties, Inc., as Lessor, and LQC Leasing, Inc., as Lessee.	Incorporated by reference to Exhibit 10.1 to the Joint Quarterly Report on Form 10-Q of the La Quinta Companies filed on May 6, 2004.

10.28	Form of Indemnity Agreement for directors and executive officers of LQ Corporation.	Included in this filing.

10.29	LQ Corporation Outside Director Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.1 to the Joint Current Report on Form 8-K of the La Quinta Companies, filed on February 22, 2005.

10.30	LQ Corporation 2004 Annual Bonus Program.	Incorporated by reference to Exhibit 10.2 to the Joint Current Report on Form 8-K of the La Quinta Companies, filed on February 22, 2005.

10.31	LQ Corporation 2005 Annual Bonus Program.	Incorporated by reference to Exhibit 10.3 to the Joint Current Report on Form 8-K of the La Quinta Companies, filed on February 22, 2005.

10.32	Rabbi Trust Agreement dated December 27, 2002, by and between LQ Corporation and Frost Bank.	Included in this filing.

10.33	Form of Director Restricted Stock Unit Award Agreement under the 2002 Plan.	Included in this filing.

Exhibit
No.	Title	Method of Filing
10.34	Form of Director Restricted Stock Award Agreement under the 2002 Plan.	Included in this filing.

11.1	Statement Regarding Computation of Per Share Earnings.	Contained in the financial statements included in this filing.

21.1	Subsidiaries of the Registrants.	Included in this filing.

23.1	Consent of Ernst & Young LLP.	Included in this filing.

23.2	Consent of PricewaterhouseCoopers LLP.	Included in this filing.

31.1	Certification of the Chairman and Chief Executive Officer of the La Quinta Companies pursuant to section 302 of the Sarbanes-Oxley Act of 2002 and Securities Exchange Act Rule 13a-14(a) or 15d-14(a).	Included in this filing.

31.2	Certification of the President and Chief Operating Officer (principal financial officer) of the La Quinta Companies pursuant to section 302 of the Sarbanes-Oxley Act of 2002 and Securities Exchange Act Rule 13a-14(a) or 15d-14(a).	Included in this filing.

32.1	Written statement of the Chairman and Chief Executive Officer and the President and Chief Operating Officer (principal financial officer) of the La Quinta Companies pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.	Included in this filing.