Form 10-Q
period 2005-03-31
LA QUINTA CORP; LA QUINTA PROPERTIES INC
filed 2005-04-29
CIK 313749, 314661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-9110	Commission file number 0-9109

LA QUINTA CORPORATION	LA QUINTA PROPERTIES, INC.
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)

Delaware	Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization)

95-3419438	95-3520818
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

909 Hidden Ridge, Suite 600	909 Hidden Ridge, Suite 600
Irving, TX 75038	Irving, TX 75038
(Address of Principal Executive Offices,	(Address of Principal Executive Offices,
Including Zip Code)	Including Zip Code)

(214) 492-6600	(214) 492-6600
(Registrant’s Telephone Number, Including Area Code)	(Registrant’s Telephone Number, Including Area Code)

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      As of April 19, 2005, La Quinta Corporation had 181.5 million shares of common stock outstanding (excluding 9.4 million shares held by La Quinta Properties, Inc.) and La Quinta Properties, Inc. had 100,000 shares of class A common stock and 181.5 million shares of class B common stock outstanding.

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
      In this Joint Quarterly Report, unless the context otherwise requires, the term LQ Corporation includes those entities owned or controlled by LQ Corporation (including its controlled subsidiaries, LQ Properties and La Quinta Inns, Inc.); the term LQ Properties includes those entities owned or controlled by LQ Properties; and the terms “we,” “us,” “our,” “the companies,” “La Quinta” or “The La Quinta Companies” refer to LQ Corporation, LQ Properties and their respective subsidiaries, collectively. The terms “paired shares” and “paired common shares” mean the shares of common stock of LQ Corporation, par value $0.01 per share, that are attached and trade as a single unit with the shares of Class B common stock, par value $0.01 per share, of LQ Properties.
      In September 2004, we acquired substantially all the assets of the limited service lodging division of The Marcus Corporation (the “Acquisition”), including 90 Baymont Inn & Suites (including one management contract), seven Woodfield Suites and one Budgetel Inn. In addition, we acquired all the trade rights associated with the Baymont, Woodfield Suites and Budgetel brands, and the Baymont franchise system of 87 hotels. In December 2004, we acquired three additional hotels. Unless otherwise noted, all financial and operational information in this Joint Quarterly Report includes the acquired properties and their results of operations from the dates of acquisition.
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
      We have used forward-looking statements in a number of parts of this Joint Quarterly Report, including, without limitation, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements may include statements regarding the intent, belief or current expectations of the companies or their respective directors or officers with respect to the matters discussed in this Joint Quarterly Report. Our forward-looking statements are subject to a number of risks and uncertainties that could cause actual results or the timing of events to differ materially from those described in the forward-looking statements.
      Please see the risks identified in our Joint Annual Report on Form 10-K (“Joint Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2005 and other risks described from time to time in our annual, quarterly and current reports filed with the SEC. The risks and uncertainties described in these reports include those related to our lodging business, our investments in real estate, LQ Properties’ status as a REIT, our capital expenditures and requirements, our corporate structure, our debt and liquidity needs, our acquisition-related risks, including our ability to identify candidates that meet our financial and strategic criteria, our ability to successfully complete any acquisitions that we may enter into, and to effectively integrate the business of any company that we may acquire, as well as risks and uncertainties related to our industry, the economy, weather conditions, the aftermath of United States military action in Iraq, the possibility of further terrorist attacks on the United States and global affairs. We have discussed

ii

these risks and uncertainties in detail in our Joint Annual Report and we encourage you to read those risk factors in their entirety in order to understand the risks and uncertainties that can affect our forward-looking statements as well as our business generally.
      Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this Joint Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or other changes.

iii

PART I — FINANCIAL INFORMATION
LA QUINTA CORPORATION
CONSOLIDATED BALANCE SHEETS

Item 1.	Financial Statements

	March 31,	December 31,
	2005	2004

	(In thousands, except
	par value)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$80,263	$103,339
Fees, interest and other receivables, net of allowances of $3,446 and $3,355, respectively	33,497	26,517
Deferred income taxes, net	20,484	20,484
Assets of discontinued components held for sale	38,850	39,015
Other current assets	9,841	8,919

Total current assets	182,935	198,274
Intangible assets, net	116,754	117,286
Restricted cash	6,950	4,150
Property and equipment, net	2,402,435	2,429,031
Mortgages and other notes receivable, net of allowances of $1,084 and $1,094, respectively	26,423	26,431
Other non-current assets	38,135	37,629

Total assets	$2,773,632	$2,812,801

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$135,996	$115,993
Accounts payable	24,423	35,326
Accrued payroll and employee benefits	31,195	35,814
Accrued expenses and other current liabilities	59,218	78,879
Liabilities of discontinued components held for sale	721	1,111

Total current liabilities	251,553	267,123
Long-term debt	789,624	809,624
Deferred income taxes, net	124,473	128,145
Other non-current liabilities	12,737	12,352

Total liabilities	1,178,387	1,217,244

Commitments and contingencies
Minority interest (including preferred stock liquidation preference of $200,000)	205,650	205,856

Shareholders’ Equity:
LQ Corporation Common Stock, $0.01 par value; 500,000 shares authorized; 183,569 and 183,128 shares issued and 181,497 and 181,077 shares outstanding at March 31, 2005 and December 31, 2004, respectively	1,836	1,831
LQ Properties Class B Common Stock, $0.01 par value; 500,000 shares authorized; 183,569 and 183,128 shares issued and 181,497 and 181,077 shares outstanding at March 31, 2005 and December 31, 2004, respectively	1,836	1,831
Treasury Stock, at par; 2,072 and 2,051 paired common shares at March 31, 2005 and December 31, 2004, respectively	(40)	(40)
Additional paid-in-capital	3,690,665	3,688,018
Unearned compensation	(5,691)	(6,701)
Accumulated other comprehensive income	447	458
Accumulated deficit	(2,299,458)	(2,295,696)

Total shareholders’ equity	1,389,595	1,389,701

Total liabilities and shareholders’ equity	$2,773,632	$2,812,801

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies’ Form 10-K for the year ended
December 31, 2004, are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2005	2004

	(In thousands, except
	per share data,
	unaudited)
REVENUE:
Hotel operations	$162,481	$122,123
Franchise fees	6,025	2,845
Other	2,636	3,626

	171,142	128,594

EXPENSES:
Direct lodging operations	76,497	58,349
Other lodging and operating expenses	22,797	17,594
General and administrative	18,606	16,173
Interest, net of interest income of $507 and $3,022, respectively	18,354	15,538
Depreciation and amortization	34,334	28,622
Impairment of property and equipment	489	5,014
Other expense (income)	2,057	(135)

	173,134	141,155

Loss before minority interest, income taxes and discontinued operations	(1,992)	(12,561)
Minority interest	(4,375)	(4,568)
Income tax benefit	2,466	4,955

Loss before discontinued operations	(3,901)	(12,174)
Income (loss) from discontinued operations, net	139	(121)

Net loss	$(3,762)	$(12,295)

EARNINGS PER SHARE — BASIC AND ASSUMING DILUTION
Loss before discontinued operations	$(0.02)	$(0.07)
Income (loss) from discontinued operations, net	—	—

Net loss	$(0.02)	$(0.07)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies’ Form 10-K for the year ended
December 31, 2004, are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2005	2004

	(In thousands,
	unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,762)	$(12,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,334	28,622
Minority interest	4,375	4,568
Amortization of debt issuance costs	709	544
Stock based compensation	604	482
Impairment of property and equipment	489	5,014
Loss on sale of assets	149	—
Deferred tax benefit	(2,897)	(4,761)
(Income) loss from discontinued operations, net	(139)	121
Net change in other assets and liabilities	(44,843)	(27,494)

Net cash used in operating activities	(10,981)	(5,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,797)	(8,492)
Other	(1,219)	(66)

Net cash used in investing activities	(10,016)	(8,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	(19,541)
Dividends to preferred shareholders (characterized as minority interest)	(4,500)	(4,500)
Proceeds from employee stock purchase and stock option exercises	2,510	1,761
Other	(89)	(168)

Net cash used in financing activities	(2,079)	(22,448)

Net decrease in cash and cash equivalents	(23,076)	(36,205)
Cash and cash equivalents at:
Beginning of period	103,339	327,068

End of period	$80,263	$290,863

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies’ Form 10-K for the year ended
December 31, 2004, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(In thousands, except
	par value)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$31,226	$33,368
Fees, interest and other receivables, net of allowances of $53 and $42, respectively	5,154	4,960
Assets of discontinued components held for sale	35,353	35,455
Other current assets	266	1,014

Total current assets	71,999	74,797
Note receivable from La Quinta Corporation	—	3,165
Restricted cash	400	400
Deferred income taxes, net	8,631	8,636
Intangible assets, net	58,241	58,236
Property and equipment, net	2,243,209	2,266,740
Mortgages and other notes receivable, net of allowances of $1,061 and $1,071, respectively	30,692	30,700
Other non-current assets	14,799	15,472

Total assets	$2,427,971	$2,458,146

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$135,996	$115,993
Accounts payable	11,968	24,990
Accrued expenses and other current liabilities	25,062	47,539
Liabilities of discontinued components held for sale	461	846

Total current liabilities	173,487	189,368
Long-term debt	789,624	809,624
Payable to La Quinta Corporation	9,110	—
Other non-current liabilities	658	682

Total liabilities	972,879	999,674

Commitments and contingencies
Minority interest	25,114	25,027

Shareholders’ Equity:
LQ Properties Preferred Stock, $0.10 par value; 6,000 shares authorized; 800 shares issued and outstanding	80	80
LQ Properties Class A Common Stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding	1	1
LQ Properties Class B Common Stock, $0.01 par value; 500,000 shares authorized; 183,569 and 183,128 shares issued and 181,497 and 181,077 shares outstanding at March 31, 2005 and December 31, 2004, respectively	1,836	1,831
Treasury Stock, at par; 2,072 and 2,051 paired common shares at March 31, 2005 and December 31, 2004, respectively	(20)	(20)
Additional paid-in-capital	3,310,013	3,309,736
Equity investment in La Quinta Corporation	(41,595)	(41,595)
Accumulated deficit	(1,840,337)	(1,836,588)

Total shareholders’ equity	1,429,978	1,433,445

Total liabilities and shareholders’ equity	$2,427,971	$2,458,146

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies’ Form 10-K for the year ended December 31, 2004, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2005	2004

	(In thousands,
	unaudited)
REVENUE:
Rent from La Quinta Corporation	$53,850	$43,270
Royalty from La Quinta Corporation	1,943	1,781
Other	1,715	2,861

	57,508	47,912

EXPENSES:
Direct lodging expenses	108	103
Other lodging expenses	8,545	6,955
General and administrative	365	373
Interest, net of interest income of $266 and $3,197, respectively	18,550	15,334
Depreciation and amortization	29,077	25,553
Impairment of property and equipment	—	5,014
Other expense (income)	137	(356)

	56,782	52,976

Income (loss) before minority interest, income taxes and discontinued operations	726	(5,064)
Minority interest	(815)	(436)
Income tax (expense) benefit	(156)	146

Loss before discontinued operations	(245)	(5,354)
Income from discontinued operations, net	996	454

Net income (loss)	751	(4,900)
Preferred stock dividends	(4,500)	(4,500)

Net loss attributable to common shareholders	$(3,749)	$(9,400)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies’ Form 10-K for the year ended
December 31, 2004, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2005	2004

	(In thousands,
	unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$751	$(4,900)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,077	25,553
Minority interest	815	436
Amortization of debt issuance costs	709	544
Impairment of property and equipment	—	5,014
Loss on sale of assets	149	—
Deferred tax expense	5	92
Income from discontinued operations, net	(996)	(454)
Net change in other assets and liabilities	(22,028)	(28,366)

Net cash provided by (used in) operating activities	8,482	(2,081)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,306)	(6,946)
Other	(91)	(13)

Net cash used in investing activities	(5,397)	(6,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	(19,541)
Dividends to preferred shareholders	(4,500)	(4,500)
Dividends/distributions to La Quinta Corporation	(727)	(1,153)

Net cash used in financing activities	(5,227)	(25,194)

Net decrease in cash and cash equivalents	(2,142)	(34,234)
Cash and cash equivalents at:
Beginning of period	33,368	228,040

End of period	$31,226	$193,806

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies’ Form 10-K for the year ended
December 31, 2004, are an integral part of these financial statements.

LA QUINTA CORPORATION
LA QUINTA PROPERTIES, INC.
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
      Our trade names, trademarks and service marks include La Quinta®, La Quinta Inns®, La Quinta Inn & Suites®, Returns®, Baymont®, Baymont Inn & Suites®, Woodfield®, Woodfield Suites® and Budgetel®. We franchise our La Quinta and Baymont brands to independent owner/operators. As of March 31, 2005, our system of owned, managed and franchised hotels contained 578 hotels (including 15 hotels located on land all or part of which we lease from third parties), representing approximately 63,550 rooms located across the U.S. and approximately 50 rooms in Canada. As of March 31, 2005, we owned and operated 357 hotels, representing approximately 44,600 rooms, and our franchisees operated 221 hotels, representing approximately 19,000 rooms (including one managed Baymont Inn & Suites representing 95 rooms), under our brands. Our lodging properties are particularly sensitive to adverse economic and competitive conditions and trends and such conditions could adversely affect our business, financial condition and results of operations.
Summary of Significant Accounting Policies

Basis of Presentation and Consolidation
      Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted in this Joint Quarterly Report on Form 10-Q (this “Joint Quarterly Report”), in accordance with the Rules and Regulations of the Securities and Exchange Commission (the “SEC”). We believe the disclosures contained in this Joint Quarterly Report, together with the disclosures contained in our Joint Annual Report on Form 10-K filed with the SEC on March 15, 2005 (“Joint Annual Report”), are adequate to make the information presented not misleading. See our Joint Annual Report for additional information relevant to significant accounting policies that we follow.
      We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.
      The accompanying consolidated financial statements represent the financial position and results of operations and cash flows of LQ Corporation on a consolidated basis with its controlled subsidiary, LQ Properties and LQ Properties on a consolidated basis. In each case, the consolidated financial statements include the assets, liabilities, revenues and expenses of entities (in the absence of other factors determining control) where LQ Corporation and/ or LQ Properties own over 50% of the voting shares of another company or, in the case of partnership investments, where LQ Corporation and/ or LQ Properties controls or is the primary beneficiary of the general partnership interest. In addition, we currently manage one hotel under a management agreement with a third party. We determined that we do not: (1) maintain an equity ownership position, (2) have the ability to exercise significant influence or (3) have exposure to risks of operations that are sufficient to require consolidation of the managed hotel. Separate financial statements have been presented for LQ Properties because LQ Properties has securities that are publicly traded on the New York Stock Exchange. All significant intercompany balances and transactions have been eliminated in consolidation.
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassified amounts principally relate to discontinued operations (see Note 3 — Discontinued Operations).

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

Valuation of Long-Lived Assets
      La Quinta regularly reviews the performance of long-lived assets on an ongoing basis for impairment as well as when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. La Quinta identifies properties it intends to sell and properties it intends to hold for use. For each lodging asset held for use, if the sum of expected future cash flows (undiscounted and without interest charges) is less than the net book value of the asset, the excess of the net book value over La Quinta’s estimate of fair value of the asset is charged to current earnings. We estimate fair value primarily (1) by discounting expected future cash flows or (2) based on expected liquidated sales proceeds, relying on common hotel valuation methods such as multiples of room revenues or per room valuations. La Quinta’s estimate of fair value of the asset then becomes the new cost basis of the asset and this new cost basis is then depreciated over the asset’s remaining life. When management identifies an asset as held for sale, has obtained authority to sell the property, is actively marketing the property, and expects to sell the asset within twelve months, the asset is classified as held for sale. Depreciation of the asset is discontinued and the carrying value is reduced, if necessary, to the estimated fair value less costs to sell by recording a charge to current earnings. All assets held for sale are monitored through the date of sale for potential adjustment based on offers La Quinta is willing to take under serious consideration and continued review of facts and circumstances. A gain or loss on disposition is recorded to the extent that the amounts ultimately received for the sale of assets differ from the adjusted book values of the assets. Gains on sales of assets are recognized at the time the assets are sold provided there is reasonable assurance the sales price will be collected and any future activities to be performed by the companies relating to the assets sold are expected to be insignificant.
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
      Had compensation cost for the companies’ stock option-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the companies’ net loss and loss per share would have increased to the pro forma amounts indicated below:

	Three Months Ended
	March 31,

	2005	2004

	(In millions, except
	per share data)
Net loss, as reported	$(3.8)	$(12.3)
Deduct:
Total stock option compensation expense determined under fair value based method for all awards	(0.9)	(1.1)
Tax effect	0.3	0.4

Pro forma net loss	$(4.4)	$(13.0)

Loss per share:
Basic and assuming dilution — as reported	$(0.02)	$(0.07)
Basic and assuming dilution — pro forma	$(0.02)	$(0.07)
      The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model. No stock options were granted during the three months ended March 31, 2005.
      In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), that requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized in the consolidated statements of operations over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Presently, we record stock-based compensation expense attributable to restricted stock performance awards; however, we present pro forma disclosures with respect to the compensation cost associated with stock options in lieu of recording stock option related expense. On April 14, 2005, the SEC adopted a rule that amends the effective date of SFAS 123R. The new effective date is the beginning of the fiscal year that begins after June 15, 2005. We plan to adopt SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Consequently, we will recognize compensation expense related to outstanding unvested stock-based performance awards commencing January 1, 2006 over the remaining requisite service period. We currently are assessing the financial statement impact of implementing SFAS 123R. The actual impact in 2006 of implementing SFAS 123R will be directly affected by any additional stock-based performance awards granted.

Intangible Assets
      During September 2004, we determined that the La Quinta trademarks have an indefinite useful life based on changes in circumstances of factors used to determine the useful lives primarily as a result of the establishment and growth of our franchise program. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), these assets are no longer amortized and will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The effect of this change in the third quarter of 2004 was accounted for on a prospective basis. The impact of the change in useful life was a decrease in amortization expense and net loss during the three months ended

March 31, 2005 of approximately $1.0 million and $0.6 million, respectively. Management determined that the Baymont trademarks have an indefinite useful life. These assets will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that these assets might be impaired. The intangible asset related to the Baymont franchising agreements is deemed to have a finite life and will be amortized over the average life of the associated franchise agreements, including potential renewals, based on the interest method of amortization.

2.	Acquisition
      In September 2004, La Quinta acquired substantially all of the assets of the limited service lodging division of The Marcus Corporation for a total purchase price of approximately $419.2 million, including estimated transaction costs and net working capital adjustments (the “Acquisition”). As of March 31, 2005, approximately $22.0 million of the total purchase price was being held in escrow pending completion of certain transfer requirements. As part of the agreement, La Quinta acquired 90 Baymont Inn & Suites (including one management contract), seven Woodfield Suites and one Budgetel Inn. In addition, La Quinta acquired all of the trade rights associated with the Baymont, Woodfield Suites, and Budgetel brands, and the Baymont franchise system of 87 hotels. The 185 hotels (containing approximately 17,700 rooms) are located across 33 states, with approximately one-half of the hotels in the midwestern region of the United States. With this acquisition, we gained an additional limited service lodging brand and increased our geographic diversity.

3.	Discontinued Operations
      In January 2005, 17 hotels, including one hotel that is subject to full condemnation, met the criteria for classification as held for sale in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). At March 31, 2005 and December 31, 2004, we have classified the related assets and liabilities of 17 hotels as discontinued components under the provisions of SFAS 144. During the three months ended March 31, 2005 and 2004, we have presented the separately identifiable results of operations and cash flows of 17 hotels and 13 hotels (excluding four Baymont hotels acquired during September 2004), respectively, as discontinued operations. The decision to sell certain of these hotels was based on (1) local market conditions, (2) historical operating and financial results associated with the hotel, and (3) future capital expenditure requirements. The sales or condemnation proceedings of the 17 hotels are expected to close or otherwise be concluded during 2005. Aggregate impairment charges of $8.4 million were recorded in December 2004 and during the three months ended March 31, 2005 to write down 9 of the total 17 hotels to estimated fair value less costs of sale.
      The following is a summary of balance sheet information for discontinued operations:

	March 31,	December 31,
	2005	2004

	(In millions)
Current assets	$1.1	$0.8
Property and equipment, net	35.3	35.4
Other	2.5	2.8

Total assets	$38.9	$39.0

Total liabilities	0.7	1.1
Total La Quinta Companies investment	38.2	37.9

Total liabilities and La Quinta Companies investment	$38.9	$39.0

      The following is a summary of consolidated statements of operations information for discontinued operations:

	Three Months Ended
	March 31,

	2005	2004

	(In millions)
Revenues	$4.2	$3.7
Income (loss) before income taxes	$0.2	$(0.2)
Income tax (expense) benefit	(0.1)	0.1

Income (loss) from discontinued operations	$0.1	$(0.1)

4.	Property and Equipment
      The following is a summary of our investment in property and equipment (excluding property and equipment classified as discontinued operations):

	March 31,	December 31,
	2005	2004

	(In millions)
Land	$395.9	$396.2
Buildings and improvements, net of accumulated depreciation of $361.9 and $361.1, respectively	1,858.5	1,874.8
Furniture, fixtures, equipment and other, net of accumulated depreciation of $233.3 and $221.1, respectively	142.5	152.5
Land held for sale	5.5	5.5

	$2,402.4	$2,429.0

      The following summarizes the changes in the net book value of property and equipment for the three months ended March 31, 2005:

	Lodging	Corporate	Held for sale	Total

	(In millions)
Property and equipment, net at December 31, 2004	$2,373.8	$49.7	$5.5	$2,429.0
Capital improvements	6.1	1.9	—	8.0
Depreciation expense	(30.5)	(3.3)	—	(33.8)
Sale of real estate, net	(0.2)	—	—	(0.2)
Retirements, net	—	(0.1)	—	(0.1)
Impairments	(0.5)	—	—	(0.5)
Other adjustments	(0.1)	0.1	—	—

Property and equipment, net at March 31, 2005	$2,348.6	$48.3	$5.5	$2,402.4

      At March 31, 2005 and December 31, 2004, a land parcel continues to be classified as held for sale; however, the land parcel is not included in discontinued operations as it does not meet the definition of a component of an entity under the provisions of SFAS 144. At both March 31, 2005 and December 31, 2004, the estimated fair market value less costs of sale of this land parcel was approximately $5.5 million.
      We regularly review the performance of long-lived assets on an ongoing basis for impairment as well as when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For each lodging asset held for use, if the sum of expected future cash flows (undiscounted and without interest charges) is less than the net book value of the asset, the excess of the net book value over La Quinta’s estimate of fair value of the asset is charged to current earnings. We estimate fair value primarily (1) by discounting expected future cash flows or (2) based on expected liquidated sales proceeds, relying on common hotel valuation methods such as multiples of room revenues or per room valuations. For each asset held for sale, the carrying value is reduced, if necessary, to the expected sales proceeds less costs to sell by recording a charge to current earnings.
      During the three months ended March 31, 2005, we changed our estimate of the remaining useful life related to a hotel that is scheduled to be redeveloped beginning in the second quarter of 2005. The impact of the change in useful life during the three months ended March 31, 2005 was an increase in depreciation expense and net loss of approximately $2.4 million and $1.3 million, or $0.01 per share, respectively.
      During the three months ended March 31, 2004, we changed our estimate of the remaining useful life related to a hotel that completed redevelopment during 2004. The impact of the change in useful life during the three months ended March 31, 2004 was an increase in depreciation expense and net loss of approximately $2.0 million and $1.2 million, or $0.01 per share, respectively.

5.	Indebtedness
      Indebtedness at March 31, 2005 and December 31, 2004 was as follows:

	March 31,	December 31,
	2005	2004

	(In millions)
Notes payable:
Principal payments aggregating $100 due in September 2005, bearing interest at 7.40%	$100.0	$100.0
Principal payments aggregating $41 due from September 2005 to September 2015, bearing interest at rates between 7.3% and 8.625%	40.5	40.5
Principal payments aggregating $50 due in February 2007, bearing interest at 7.27%	50.0	50.0
Principal payments aggregating $160 due in August 2007, bearing interest at 7%	160.0	160.0
Principal payments aggregating $50 due in April 2008, bearing interest at 7.33%	50.0	50.0
Principal payments aggregating $325 due in March 2011, bearing interest at 8.875%	325.0	325.0
Principal payments aggregating $200 due in August 2012, bearing interest at 7%	200.0	200.0
Principal payments aggregating $0.1 due in September 2026, bearing interest at 7.82%	0.1	0.1

Total indebtedness	925.6	925.6
Less current portion	(136.0)	(116.0)

Long-term debt	$789.6	$809.6

      In November 2003, we refinanced our previous credit agreement with a bank group to provide a $150 million revolving line of credit (the “2003 Credit Facility”). The 2003 Credit Facility, which matures in April 2007, is secured by a pledge of stock of our subsidiaries, intercompany debt evidenced by promissory notes and our mortgage notes receivable. The 2003 Credit Facility is not subject to a lockbox arrangement, but does contain a subjective acceleration clause contingent upon a material adverse effect. LQ Properties is the borrower under the facility and LQ Corporation is the guarantor. Approximately $130 million (net of $20.1 million in outstanding letters of credit) was available under the 2003 Credit Facility at March 31, 2005. Borrowings under the 2003 Credit Facility currently bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25%. Commitment fees are based on 0.5% per annum of the unused balance for any period where utilization is less than 50% and 0.375% per annum if utilization is greater than 50%. During the three months ended March 31, 2005, there were no borrowings under the 2003 Credit Facility other than the letters of credit.

6.	Shareholders’ Equity
      On January 23, 2004, LQ Properties exchanged 1,000 shares of LQ Properties Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), which represented all of the outstanding Series B Preferred Stock, for 1,000,000 depositary shares, which represent 100,000 shares of LQ Properties Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”). The Series B Preferred Stock exchanged stood pari passu with the Series A Preferred Stock and the Series A Preferred Stock issued pursuant to an exchange agreement collects the same aggregate dividends ($2.25 million per year) and has the same aggregate liquidation preference as did the Series B Preferred Stock.
      During each of the three months ended March 31, 2005 and 2004, LQ Properties paid dividends of $4.5 million or $0.5625 per depositary share on its 9% Series A Preferred Stock.

7.	Income Taxes
      LQ Corporation is a C-corporation for U.S. federal income tax purposes and, as such, pays taxes on its taxable income as determined under the Internal Revenue Code of 1986 (the “Code”). The taxable income or loss of LQ Properties is not included in the income tax return of LQ Corporation except to the extent that LQ Properties pays taxable dividends with respect to its class A common shares held by LQ Corporation. Therefore, any separate company annual tax liability of LQ Corporation is based on its current taxable income (including any taxable dividends received from LQ Properties), reduced by any net operating loss (“NOL”) carryforwards available to offset taxable income.
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
      For financial reporting purposes, the consolidated income tax expense or benefit is based on consolidated reported financial accounting income or loss before income taxes and discontinued operations. Deferred income tax assets and liabilities reflect the temporary differences between consolidated assets and liabilities recognized for financial reporting and the analogous consolidated amounts recognized for tax purposes using the tax rates in effect for the year in which the differences are expected to reverse. The separate financial statements for LQ Properties reflect only a tax provision and related balance sheet accounts recorded for its taxable REIT subsidiaries and taxes payable with respect to recognized built-in gains and alternative minimum taxes currently payable.
      For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated annual effective tax rate, adjusted to give effect to anticipated permanent differences and amounts attributable to minority interest. The results associated with discontinued operations are reported net of federal and state income taxes applicable to those operations. Due to the payment of tax deductible preferred dividends (which are shown as minority interest on the LQ Corporation consolidated financial statements) and the existence of net operating loss carryforwards, the companies do not expect to pay substantial income taxes in 2005.

      LQ Corporation’s consolidated income tax benefit consisted of the following:

	Three Months Ended
	March 31,

	2005	2004

	(In millions)
Current income tax (expense) benefit	$(0.4)	$0.2
Deferred income tax benefit	2.9	4.8

Total income tax benefit	$2.5	$5.0

8.	Earnings Per Share
      Earnings per share (“EPS”) for the companies is computed as follows:

	Three Months
	Ended March 31,

	2005	2004

	(In millions, except
	per share data)
Loss before discontinued operations	$(3.9)	$(12.2)
Income (loss) from discontinued operations, net	0.1	(0.1)

Net loss	$(3.8)	$(12.3)

Average outstanding equivalent of paired common shares	179.4	176.3
Dilutive effect of stock options and unvested restricted shares	—	—

Average outstanding equivalent of paired common shares	179.4	176.3

Basic and assuming dilution
Loss before discontinued operations	$(0.02)	$(0.07)
Income (loss) from discontinued operations, net	—	—

Net loss	$(0.02)	$(0.07)

      Options to purchase the following paired common shares were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were equal to or greater than the average market price of the paired common shares and because the inclusion would result in an antidilutive effect in periods where a loss was incurred. The options, which expire on dates ranging from December 2008 to August 2009, were still outstanding at March 31, 2005.

	Three Months Ended
	March 31,

	2005	2004

	(In millions, except per
	share prices)
Stock options:
Paired common shares	0.2	0.4
Highest exercise price	$16.06	$25.07
Lowest exercise price	$9.94	$7.33

      In addition, unvested restricted shares and options to purchase the following paired common shares were outstanding and were not included in the computation of diluted EPS because their inclusion would result in an antidilutive per share amount as the companies reported a loss from continuing operations for the periods presented. The unvested restricted shares and options, which expire on dates ranging from September 2009 to November 2014, were still outstanding at March 31, 2005.

	Three Months Ended
	March 31,

	2005	2004

	(In millions, except
	per share prices)
Stock options:
Paired common shares	9.8	12.4
Weighted-average effect	2.8	3.5
Highest exercise price	$8.88	$7.29
Lowest exercise price	$2.00	$1.94
Unvested restricted shares:
Paired common shares	1.9	1.8
Weighted-average effect	1.2	1.4
Highest exercise price	$0.02	$0.20
Lowest exercise price	$0.02	$0.02

9.	Commitments and Contingencies
      We are party to certain claims involving healthcare facilities formerly owned by LQ Properties that were leased to and operated by third party operators. Although we required our third party operators to maintain insurance coverage insuring LQ Properties’ interests in the facilities as well as their own, this insurance coverage may not be adequate to fully protect us. We have been notified that one of the companies providing such insurance coverage, Reliance Insurance Company, was ordered into liquidation in October 2001. Although we cannot predict what effect the liquidation of Reliance Insurance Company will have on pending claims, we do not consider our ultimate liability with respect to any one of these claims or lawsuits, as well as any other uninsured claim or lawsuit involving healthcare facilities formerly owned by LQ Properties that were leased to and operated by third party operators, to be material in relation to our consolidated financial position or operations.
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
      Under certain franchise agreements or joint venture agreements, we have committed to provide certain incentive payments, loans, reimbursements, rebates and other payments to help defray the cost of construction, marketing and other costs associated with opening and operating a La Quinta or Baymont hotel. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise or joint venture agreements. As of March 31, 2005, we had approximately $16.4 million in outstanding commitments of financial assistance to various franchisees, of which approximately $9.0 million has been funded and approximately $2.7 million has been repaid by franchisees or amortized. The unamortized balance of amounts funded on incentive payments is included in other non-current assets. These agreements generally require that, in the event that the franchise relationship is terminated, the franchisee either repays the outstanding loan balance or unamortized portion of the incentive payment, or transfers to us any equipment, computer or other property purchased by the franchisee with the incentive payment.
      We have provided a letter of credit in connection with a 1995 health care transaction, which guarantees the payment of certain industrial revenue bonds aggregating approximately $4.5 million that are the obligation of an unrelated third party. As of March 31, 2005, we continued to provide this standby letter of credit under our 2003 Credit Facility for the benefit of the trustee of the bonds in the amount of $4.7 million (consisting of $4.5 million of principal and $0.2 million of interest). As part of the agreement to provide the letter of credit, the unrelated third party has provided La Quinta with collateral consisting of all property and equipment of the related healthcare facility, currently estimated to have a fair value of approximately $0.5 million. Due to concern that the unrelated third party will not be able to meet its obligations as they become due and stay in operation, there is a probability that La Quinta will be required to perform under the obligation. The March 31, 2005 consolidated balance sheet included a liability of approximately $4.2 million in connection with the obligation.

10.	Transactions between LQ Properties and LQ Corporation
      LQC Leasing, LLC, a direct subsidiary of LQ Corporation, leases hotel facilities from LQ Properties and its subsidiaries. The lease agreements provide for a percentage of rent payments in amounts equal to 36% of the gross room revenues of the hotel facilities, initial lease terms ranging from four to six years and require LQ Properties to pay property taxes and insurance and to fund certain capital expenditures. LQ Properties and LQC Leasing, LLC have entered into leases for the Baymont properties owned by LQ Properties with substantially the same terms and conditions as the existing La Quinta leases, except that the rent payments are 29% of the gross room revenues provided by the Baymont properties. LQ Properties’ rent income from LQ Corporation for the three months ended March 31, 2005 and 2004 was approximately $53.9 million and $43.3 million, respectively.
      A subsidiary of LQ Corporation also has a royalty arrangement with a subsidiary of LQ Properties for the use of the La Quinta brand name. The royalty agreement provides for royalties of 1.5% of gross revenue, as defined in the royalty agreement. LQ Properties’ royalty income from LQ Corporation for the three months ended March 31, 2005 and 2004 was approximately $1.9 million and $1.8 million, respectively.
      Minority interest distributions to LQ Corporation from a subsidiary of LQ Properties for the three months ended March 31, 2005 and 2004 were approximately $0.7 million and $1.2 million, respectively.
      LQ Corporation provides certain management services to LQ Properties primarily related to executive management, general tax preparation and consulting, legal, accounting and certain aspects of human resources. LQ Properties compensates LQ Corporation for the direct costs of providing such services.

11.	Subsequent Event
      During April 2005, we entered into a settlement and assignment agreement (the “Agreement”) with respect to a hotel that is subject to full condemnation proceedings and included in discontinued operations during the periods presented in these financial statements. The hotel is located on land that is subject to a ground lease with a third party (the “Landlord”). The Agreement provides that (1) Landlord will pay $2.7 million to La Quinta, (2) the ground lease will be terminated and (3) La Quinta assigns to the Landlord all interests, claims, rights, and causes of action La Quinta has or may have in the condemnation proceedings. During the second quarter of 2005, we will record a pre-tax gain on settlement of approximately $1.1 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion together with the financial statements and related notes included elsewhere in this Joint Quarterly Report. The results discussed below are not necessarily indicative of the results to be expected in future periods. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors. You should read the discussion about forward-looking statements in this Joint Quarterly Report under the heading “Forward-Looking Statements.” That section will also direct you to our Joint Annual Report and other risks described from time to time in our annual, quarterly and current reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or other changes, including those described in our Joint Annual Report.
Overview
      La Quinta is one of the largest owner/operators of limited service hotels in the United States. We strive to offer hotels that attract both business and leisure travelers seeking consistently clean and comfortable rooms that generally are comparable to those of mid-priced, full service hotels, but at lower average room rates.
      In September 2004, we acquired substantially all the assets of the limited service lodging division of The Marcus Corporation (the “Acquisition”), including 90 Baymont Inn & Suites (including one management contract), seven Woodfield Suites and one Budgetel Inn. In addition, we acquired all the trade rights associated with the Baymont, Woodfield Suites and Budgetel brands, and the Baymont franchise system of 87 hotels. In December 2004, we acquired three additional hotels that have been or will be converted to our brands or sold. The hotels acquired in September 2004, excluding four Baymont hotels currently reported in discontinued operations, and the hotels acquired in December 2004 are referred to as the “Acquired Hotels.”
      La Quinta derives its revenue by owning and operating hotels under our proprietary La Quinta, Baymont, Woodfield Suites and Budgetel brands. In addition, we franchise our La Quinta and Baymont brands to independent owner/operators. Our trade names, trademarks and service marks include La Quinta®, La Quinta Inns®, La Quinta Inn & Suites®, Returns®, Baymont®, Baymont Inn & Suites®, Woodfield®, Woodfield Suites® and Budgetel®. As of March 31, 2005, our system of owned, managed and franchised hotels contained 578 hotels (including 15 hotels located on land all or part of which we lease from third parties), representing approximately 63,550 rooms located across the U.S. and approximately 50 rooms in Canada. As of March 31, 2005, we owned and operated 357 hotels, representing approximately 44,600 rooms, and our franchisees operated 221 hotels, representing approximately 19,000 rooms (including one managed Baymont Inn & Suites representing 95 rooms), under our brands.
      Our growth strategy includes improving the profitability of our existing company owned hotels, continuing expansion of our La Quinta and Baymont brands through franchising, and investing a portion of our available capital in the lodging business including, but not limited to, the acquisition of other lodging assets and/or brands. We believe that we benefit from certain competitive strengths that support implementation of our growth strategy, including significant brand awareness, operational expertise, experienced management team, capital structure and strong infrastructure.
      We also believe the overall lodging industry environment today is positive. In 2001, the U.S. lodging industry experienced a substantial downturn as a result of a slowing national economy and the impact on the U.S. of the terrorist attacks on September 11, 2001, as well as the aftermath. Toward the end of 2003, however, year-over-year revenue per available room, or RevPAR, changes turned positive for the industry as leisure travel began to increase. Based on data provided by Smith Travel Research, RevPAR in the

U.S. lodging industry experienced a year-over-year increase of 7.8% in 2004, as leisure travel continued to increase and was accompanied by improvement in business travel.
Discontinued Operations
      In January 2005, 17 hotels, including one hotel that is subject to full condemnation, met the criteria for classification as held for sale in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). At March 31, 2005 and December 31, 2004, we have classified the related assets and liabilities of 17 hotels as discontinued components under the provisions of SFAS 144. During the three months ended March 31, 2005 and 2004, we have presented the separately identifiable results of operations and cash flows of 17 hotels and 13 hotels (excluding four Baymont hotels acquired during September 2004), respectively, as discontinued operations. The decision to sell certain of these hotels was based on (1) local market conditions, (2) historical operating and financial results associated with the hotel, and (3) future capital expenditure requirements. The sales or condemnation proceedings of the 17 hotels are expected to close or otherwise be concluded during 2005. Aggregate impairment charges of $8.4 million were recorded in December 2004 and the three months ended March 31, 2005 to write down 9 of the 17 hotels to estimated fair value less costs of sale.
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
La Quinta Corporation — Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2005 and 2004
      Net loss was approximately $3.8 million or $0.02 per diluted common share and $12.3 million or $0.07 per diluted common share during the three months ended March 31, 2005 and 2004, respectively. Net loss decreased by $8.5 million or $0.05 per diluted common share during the three months ended March 31, 2005 compared to the three months ended March 31, 2004.
      The decrease in net loss during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to:

•	an increase in revenues from hotel operations of approximately $40.4 million;

•	an increase in franchise fees of approximately $3.1 million; and

•	a decrease in impairment of property and equipment of approximately $4.5 million.
      The foregoing changes were partially offset by:

•	an increase in direct lodging operations expense of approximately $18.1 million;

•	an increase in other lodging and operating expense of approximately $5.2 million;

•	an aggregate increase in general and administrative expense, interest expense, net and other expense of approximately $7.4 million;

•	an increase in depreciation and amortization expense of approximately $5.7 million; and

•	a decrease in income tax benefit of approximately $2.5 million.
      The following table summarizes statistical lodging data for the three months ended March 31, 2005 and 2004:

	As of and for the
	Three Months Ended
	March 31,

	2005	2004

Number of Hotels in Operation
Comparable Hotels(1)	260	260
Company Owned Hotels(2)
La Quinta Inns	185	188
La Quinta Inn & Suites(4)	77	75
Baymont Inn & Suites	85	—
Other	10	—
Franchised/ Managed Hotels(3)
La Quinta Inns	67	52
La Quinta Inn & Suites	59	47
Baymont Inn & Suites	95	—

Total	578	362

Occupancy Percentage
Comparable Hotels(1)	65.5%	64.8%
Company Owned Hotels(2)
La Quinta Inns	62.6%	62.7%
La Quinta Inn & Suites(4)	71.7%	69.9%
Composite (La Quinta brand owned hotels)	65.4%	64.8%
Baymont Inn & Suites(5)	59.3%	N/A
Composite — all owned hotels(6)	63.9%	64.8%

ADR
Comparable Hotels(1)	$63.53	$58.97
Company Owned Hotels(2)
La Quinta Inns	$59.01	$55.51
La Quinta Inn & Suites(4)	$73.59	$66.63
Composite (La Quinta brand owned hotels)	$63.88	$59.01
Baymont Inn & Suites(5)	$54.84	N/A
Composite — all owned hotels(6)	$62.45	$59.01

RevPAR
Comparable Hotels(1)	$41.64	$38.23
Company Owned Hotels(2)
La Quinta Inns	$36.96	$34.81
La Quinta Inn & Suites(4)	$52.77	$46.56
Composite (La Quinta brand owned hotels)	$41.78	$38.24
Baymont Inn & Suites(5)	$32.50	N/A
Composite — all owned hotels(6)	$39.90	$38.24

	As of and for the
	Three Months Ended
	March 31,

	2005	2004

Room Night Data
Total Hotels(2,7)
Available Room-Nights	4,007	3,139
Room-Nights Sold	2,560	2,034
Comparable Hotels(1,7)
Available Room-Nights	3,069	3,104
Room-Nights Sold	2,011	2,012

(1)	Comparable hotels represent hotels owned and open for both of the comparable periods, excluding hotels under redevelopment. Comparable hotels for the three months ended March 31, 2005 and 2004 excludes 13 hotels (1,476 rooms) reported in discontinued operations and one hotel undergoing redevelopment. The three months ended March 31, 2004 also excludes two hotels classified as held for sale, representing 250 rooms in aggregate.

(2)	Excludes franchised operations and 17 hotels (1,868 rooms) and 13 hotels (1,476 rooms) reported in discontinued operations for the three months ended March 31, 2005 and 2004, respectively.

(3)	The three months ended March 31, 2005 includes one managed Baymont Inn & Suites representing 95 rooms.

(4)	Includes one hotel acquired on December 9, 2004 that was converted to a La Quinta Inn & Suites.

(5)	Represents operating statistics for 85 Baymont Inn & Suites acquired on September 3, 2004.

(6)	Includes results for seven Woodfield Suites and one Budgetel property acquired on September 3, 2004 and two hotels acquired on December 9, 2004.

(7)	Represents available room-night count and room-nights sold in thousands.
Revenues and Expenses
      Hotel operations revenues were $162.5 million and $122.1 million during the three months ended March 31, 2005 and 2004, respectively. Hotel operations revenues include revenues from room rentals and other hotel revenues, such as charges to guests for services and vending commissions. Room revenues, which accounted for 98% of hotel operations revenues during both the three months ended March 31, 2005 and 2004, is dictated by demand, measured as occupancy percentage, pricing, measured as ADR, and the level of available room inventory. Operating statistics such as occupancy percentage, ADR and RevPAR are calculated based on all company owned hotels, excluding franchised hotels for all reporting periods and 17 hotels during the three months ended March 31, 2005 and 13 hotels during the three months ended March 31, 2004 reported as discontinued operations.
      The increase in hotel operations revenues of $40.4 million, or 33.1%, during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was due to several factors, including but not limited to:

•	hotel operations revenues from the Acquired Hotels of approximately $30.4 million during the three months ended March 31, 2005; and

•	an increase in ADR for La Quinta branded hotels of $4.87, or 8.3%, to $63.88 during the three months ended March 31, 2005 compared to $59.01 for the three months ended March 31, 2004. The increase in ADR for La Quinta branded hotels contributed approximately $9.9 million room revenue during the three months ended March 31, 2005.
      RevPAR from company owned La Quinta branded hotels increased $3.54, or 9.3%, to $41.78 during the three months ended March 31, 2005 compared to $38.24 during the three months ended March 31, 2004. The increase in RevPAR for the La Quinta branded hotels was driven by an increase in ADR of $4.87, or 8.3%, and by a slight increase in occupancy of 0.6 percentage points. During the three months ended March 31, 2005, for company owned La Quinta branded hotels (1) we experienced average daily rate increases across all of our revenue channels, (2) revenues for our proprietary website, www.lq.com, increased over 50%, (3) our southern Florida region had a RevPAR gain of over 20% and (4) our hotels in Texas showed mixed RevPAR results, with our Dallas and San Antonio hotels up modestly, our Austin region up over 15% and our Houston region showing a decline.
      We believe this positive RevPAR trend will continue during 2005, and be driven primarily by rate increases for the company owned La Quinta branded hotels and by both rate and occupancy increases for company owned Baymont hotels. However, approximately 50% of our business is booked within zero to seven days of the stay; therefore, forecasting such a trend is difficult and declines in business and leisure traveler demand could impact our future results. We can give no assurance that the trends experienced during the quarter will continue for the remainder of 2005.
      During February and March 2005, we replaced the third party property management and central reservation systems used by the Baymont hotel properties with our own systems. The migration to our systems is expected to improve effectiveness of the Baymont hotel and central reservations sales activities, enhance customer service and facilitate management and analysis of customer data across brands. Additionally, we migrated Baymont customer reservations from a third-party call center to our own call center. We also migrated Baymont’s website to the design we use for the La Quinta brand. We believe this migration will facilitate the growth of our website reservations for the Baymont brand as it has for the La Quinta brand.
      Franchise fees increased approximately $3.1 million, or 106.9%, to $6.0 million during the three months ended March 31, 2005 compared to $2.9 million during the three months ended March 31, 2004 (including $1.8 million in franchise revenue generated by franchise arrangements acquired as part of the Acquisition). Franchise fees include fees charged to franchisees for operating under the La Quinta and Baymont brands and for using our hotel designs, operating systems and procedures and central reservations system, as well as for participating in our national marketing and advertising campaigns. We anticipate continuing increases in 2005 franchise fee revenue compared to 2004 franchise fee revenue as a result of the impact of the Acquisition, new La Quinta and Baymont branded hotel openings projected during 2005, and revenue improvements at existing franchised hotels.
      Other revenues decreased approximately $1.0 million, or 27.8%, to $2.6 million during the three months ended March 31, 2005 compared to $3.6 million during the three months ended March 31, 2004. Other revenues primarily include rent revenues from restaurants leased to third parties and other revenue from mortgage financing on healthcare real estate. The decrease was primarily due to the full repayment during the three months ended September 30, 2004 of a subordinated note previously issued in connection with the sale of certain healthcare assets. Interest income on this subordinated note was approximately $1.0 million during the three months ended March 31, 2004.
      Direct lodging operations expenses were approximately $76.5 million, or $29.88 per occupied room, and $58.4 million, or $28.69 per occupied room, during the three months ended March 31, 2005 and 2004, respectively. Direct lodging expenses include costs directly associated with the operation of the hotels such as direct labor, utilities and hotel supplies. Direct lodging operations expenses during the three months ended March 31, 2005 for the Acquired Hotels were approximately $16.0 million.
      The increase in direct lodging operations expenses of approximately $18.1 million, or 31.0%, during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to an increase in certain variable expenses such as:

•	salaries and related taxes and benefits, which increased approximately $9.1 million, or 30.7%. Salaries and related taxes and benefits expense during the three months ended March 31, 2005 for the Acquired Hotels was approximately $8.3 million; and

•	other variable expenses, including utilities, supplies, repair and maintenance, credit card discounts and other, which increased by approximately $9.0 million, or 31.6%. Other variable expenses during the three months ended March 31, 2005 for the Acquired Hotels were approximately $7.7 million. Continuing energy price increases as well as increases in phone line expense resulting from the roll-out of high speed internet access to certain of our hotels also contributed to an increase in other variable expenses during the three months ended March 31, 2005.

      Other lodging and operating expenses were approximately $22.8 million and $17.6 million during the three months ended March 31, 2005 and 2004, respectively. Other lodging and operating expenses include property taxes, insurance, costs of the franchise programs, and corporate allocations charged to our owned hotel operations based on a percentage of room revenue. During the three months ended March 31, 2005 compared to the three months ended March 31, 2004, other lodging and operating expenses increased by approximately $5.2 million, or 29.6%. Other lodging and operating expenses during the three months ended March 31, 2005 for the Acquired Hotels were approximately $3.9 million.
      The net increase during the three months ended March 31, 2005 compared to the three months ended March 31, 2004, was primarily due to:

•	an increase in property taxes of approximately $2.0 million, of which approximately $1.9 million is attributable to the Acquired Hotels;

•	an increase in corporate overhead allocations of approximately $1.9 million, of which approximately $1.4 million is attributable to the Acquired Hotels and approximately $0.5 million is attributable to an increase in corporate allocations as a result of the increase in room revenue from company owned La Quinta branded hotels;

•	an increase in insurance costs of approximately $0.4 million attributable to the Acquired Hotels; and

•	an increase in our customer loyalty program and other direct expenses of approximately $0.9 million of which approximately $0.2 million of expense is attributable to the Acquired Hotels and approximately $0.6 million is attributable to an increase in customer loyalty fees and expenses of our 2005 spring promotion.
      General and administrative expenses were approximately $18.6 million and $16.2 million during the three months ended March 31, 2005 and 2004, respectively. General and administrative expenses include, among other costs, information technology services, legal, finance and accounting, sales, marketing, reservations, human resources and operations. Additionally, general and administrative expenses include the costs incurred to support the franchise operations. Generally accepted accounting principles require that we recognize all franchise income, including pass through expenses such as advertising and reservation fees, as revenues. The pass through amounts are offset by the costs included in general and administrative expense.
      The increase in general and administrative expenses during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to increases in corporate employee compensation, advertising and marketing expenses associated with certain branding studies, our 2005 spring promotion and customer loyalty programs, corporate expenses incurred to support the franchise operations, as well as the Acquisition. Additionally, we experienced an increase in expenses related to our annual system-wide conference and professional and consulting fees. We anticipate that general and administrative expenses may continue to increase during the remainder of 2005 in comparison to prior periods due to continuing expenses to support the franchise operations and Acquired Hotels and continuing marketing initiatives.

Interest, Net
      Interest, net was approximately $18.3 million and $15.5 million during the three months ended March 31, 2005 and 2004, respectively. Interest, net is comprised of the following:

	Three Months Ended
	March 31,

	2005	2004

	(In millions)
Interest income	$(0.5)	$(3.0)
Interest expense	18.1	18.0
Amortization of debt discount	0.7	0.5

Interest, net	$18.3	$15.5

      The $2.5 million decrease in interest income during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily attributable to the August 2004 retirement of our investments in the 7.114% Exercisable Put Option Securities (the “Securities”) and a decrease in cash and cash equivalents. The $0.1 million increase in interest expense for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily attributable to the August 2004 issuance of our $200 million 7% senior notes, partially offset by a decrease in interest expense as a result of the March 2004 repayment of the $19.5 million 7.25% senior notes and the redemption in August 2004 of our $150 million 7.114% senior notes.

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
      Depreciation and amortization expense was approximately $34.3 million and $28.6 million during three months ended March 31, 2005 and 2004, respectively. Depreciation and amortization expense increased by $5.7 million, or 19.9%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase in depreciation and amortization expense is primarily the result of approximately $1.0 million of depreciation and amortization expense related to additions to computer equipment and related software, approximately $2.4 million of accelerated depreciation recorded during the three months ended March 31, 2005 related to a hotel that is scheduled to be redeveloped beginning in the second quarter of 2005, as well as depreciation expense of approximately $4.5 million related to the Acquired Hotels. The increase in depreciation and amortization expense was partially offset by a net decrease of approximately $0.5 million in amortization expense associated with the La Quinta trademark (that is no longer amortized) net of approximately $0.5 million of amortization expense on intangibles associated with the Acquisition, as well as approximately $2.0 million of accelerated depreciation recorded during the three months ended March 31, 2004 related to a hotel that completed redevelopment during 2004.

Impairment of Property and Equipment
      Impairment of property and equipment was approximately $0.5 million and $5.0 million during the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, we recorded impairments of approximately $0.5 million related to a property that is currently under a condemnation proceeding. We recorded impairments on properties held for use of approximately $5.0 million during the three months ended March 31, 2004 where facts, circumstances and analysis indicated that the assets were potentially impaired.

Other Expense (Income)
      For the three months ended March 31, 2005 and 2004, other expense (income) consisted of the following:

	Three Months Ended
	March 31,

	2005	2004

	(In millions)
Loss on sale of assets and related costs	$0.2	$—
Gain on settlement(1)	—	(0.3)
Acquisition, retirement plan and other(2)	1.9	0.2

Total other expense (income)	$2.1	$(0.1)

(1)	During the three months ended March 31, 2004, we settled obligations related to assets previously sold that resulted in a net gain of approximately $0.3 million.

(2)	During the three months ended March 31, 2005, we recognized expense of approximately $1.9 million primarily for integration costs related to the Acquisition.

Income Taxes
      For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated annual effective tax rate, adjusted to give effect to anticipated permanent differences and amounts attributable to minority interest. The results associated with discontinued operations are reported net of federal and state income taxes applicable to those operations. Due to the payment of tax deductible preferred dividends (which are shown as minority interest on the LQ Corporation consolidated financial statements) and the existence of net operating loss carryforwards, the companies do not expect to pay substantial income taxes in 2005.

Income (Loss) from Discontinued Operations, net
      For the three months ended March 31, 2005, income from discontinued operations was approximately $0.1 million, net of income tax expense and represents the revenues and expenses related to the results of ownership and operation of 17 hotels reclassified as held for sale. For the three months ended March 31, 2004, loss from discontinued operations was approximately $0.1 million, net of tax benefit and represents the revenues and expenses related to the ownership and operation of 13 hotels (excluding four Baymont hotels acquired in September 2004) reclassified as held for sale.
LQ Properties — Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2005 and 2004
      Net loss attributable to common shareholders was approximately $3.8 million and $9.4 million during the three months ended March 31, 2005 and 2004, respectively. The decrease in net loss attributable to common shareholders during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 of approximately $5.6 million, or 59.6%, was primarily attributable to a $10.6 million increase in rent from LQ Corporation and a $5.0 million decrease in impairments, partially offset by increases in depreciation and amortization and interest, net of approximately $3.5 million and $3.2 million, respectively.

Revenue and Expenses
      Rent from La Quinta Corporation was approximately $53.9 million and $43.3 million during the three months ended March 31, 2005 and 2004, respectively. The increase in rental income from LQ Corporation of approximately $10.6 million, or 24.5%, during the three months ended March 31, 2005 is primarily due to rent from LQ Corporation related to the Acquired Hotels of approximately $7.1 million and an increase of approximately $3.5 million in rent from company owned La Quinta branded hotels as a result of an increase in gross room revenues of the underlying hotel facilities.
      Royalty from La Quinta Corporation was approximately $1.9 million and $1.8 million during the three months ended March 31, 2005 and 2004, respectively. The increase in royalty revenues of approximately $0.1 million, or 5.6%, in 2005 is due to an increase in La Quinta branded hotel revenues experienced by LQ Corporation during the three months ended March 31, 2005.
      Other revenues were approximately $1.7 million and $2.9 million during the three months ended March 31, 2005 and 2004, respectively. Other revenues primarily include rent revenues from restaurants leased to third parties and other revenue from mortgage financing on healthcare real estate. Other revenues decreased by approximately $1.2 million, or 41.4%, during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The decrease was primarily due to the full repayment during the three months ended September 30, 2004 of a subordinated note previously issued in connection with the sale of certain healthcare assets. Interest income on this subordinated note was approximately $1.0 million during the three months ended March 31, 2004.
      Other lodging expenses were approximately $8.5 million and $7.0 million during the three months ended March 31, 2005 and 2004, respectively. Other lodging expenses increased by approximately $1.5 million, or 21.4%, during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily due to increases in property tax expense of approximately $1.4 million attributable to the Acquired Hotels.

Interest, Net
      Interest, net was approximately $18.5 million and $15.3 million during the three months ended March 31, 2005 and 2004, respectively. Interest, net is comprised of the following:

	Three Months Ended
	March 31,

	2005	2004

	(In millions)
Interest income	$(0.3)	$(3.2)
Interest expense	18.1	18.0
Amortization of debt discount	0.7	0.5

Interest expense, net	$18.5	$15.3

      The $2.9 million decrease in interest income during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily attributable to the retirement of our investments in the Securities and a decrease in cash and cash equivalents. The $0.1 million increase in interest expense during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily attributable to the August 2004 issuance of our $200 million 7% senior notes, partially offset by a decrease in interest expense as a result of the March 2004 repayment of the $19.5 million 7.25% senior notes and the redemption in August 2004 of our $150 million 7.114% senior notes.

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
      Depreciation and amortization expense was approximately $29.1 million and $25.6 million during the three months ended March 31, 2005 and 2004, respectively. Depreciation and amortization expense increased by approximately $3.5 million, or 13.7%, during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase in depreciation and amortization expense is primarily the result of approximately $2.4 million of accelerated depreciation recorded during the three months ended March 31, 2005 related to a hotel that is scheduled to be redeveloped beginning in the second quarter of 2005, as well as depreciation expense of approximately $3.6 million related to the Acquired Hotels. The increase in depreciation and amortization expense was partially offset by a decrease in amortization expense of approximately $0.8 million associated with the La Quinta trademark (that is no longer amortized), as well as approximately $2.0 million of accelerated deprecation recorded during the three months ended March 31, 2004 related to a hotel that completed redevelopment during 2004.

Impairment of Property and Equipment
      No impairments were recorded during the three months ended March 31, 2005. During the three months ended March 31, 2004, we recorded impairments of $5.0 million on lodging properties held for use where analysis of facts and circumstances indicated that the assets were impaired.

Income from Discontinued Operations, net
      During the three months ended March 31, 2005 and 2004, income from discontinued operations was approximately $1.0 million and $0.5 million, respectively, net of income tax expense and represents rent and royalty income, as well as property insurance, real estate taxes and impairment expenses from 17 hotels and 13 hotels (excluding four Baymont hotels acquired in September 2004), respectively, reclassified as held for sale.
Consolidated Liquidity and Capital Resources

Overview
      As of March 31, 2005, we had approximately $210 million of liquidity, which was comprised of $80 million of cash and cash equivalents and $130 million of unused capacity under our $150 million senior credit facility (the “2003 Credit Facility”), after giving effect to approximately $20.1 million of letters of credit issued under the 2003 Credit Facility. Of the $20.1 million of letters of credit, approximately $15.4 million supports insurance arrangements and $4.7 million guarantees the payment of principal and interest on industrial revenue bonds, which are the obligation of an unrelated third party. The $4.7 million letter of credit is a remaining obligation from a 1995 healthcare transaction.
      Borrowings under the 2003 Credit Facility, which matures in April 2007, currently bear interest at LIBOR plus 2.25%. During the three months ended March 31, 2005, there were no borrowings under the 2003 Credit Facility other than the letters of credit.
      We have $136 million of debt maturing during the period from April 1, 2005 through March 31, 2006. As of March 31, 2005, none of our debt obligations were floating rate obligations.
      As of March 31, 2005, our gross investment in property and equipment totaled approximately $3 billion, consisting of hotels in service and corporate assets. We had shareholders’ equity of approximately $1.4 billion and our net debt (total indebtedness less cash and cash equivalents) constituted approximately 35% of our total capitalization (total shareholders’ equity plus minority interest plus total indebtedness less cash and cash equivalents) as of March 31, 2005. LQ Properties had shareholders’ equity of approximately $1.4 billion as of March 31, 2005.

Cash Flows from Operating Activities
      The lodging industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality and the timing of working capital changes can be expected to cause quarterly fluctuations in revenue and operating cash flows.
      Cash used in operating activities was approximately $11.0 million during the three months ended March 31, 2005. Cash used in operating activities relates in large part to changes in other assets and liabilities. The net change in other assets and liabilities of approximately $44.8 million during the three months ended

March 31, 2005 was the result of (1) payments that reduced trade accounts payable by $10.0 million, accrued interest by $17.8 million, accrued payroll by $4.4 million and accrued property taxes by $4.8 million and (2) a $7.3 million increase in accounts receivable.
      Cash used in operating activities increased during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily due to greater reductions in accounts payable and other liabilities, as well as higher accounts receivable that more than offset the impact of a lower net loss.

Cash Flows from Investing and Financing Activities
      During the three months ended March 31, 2005, we had cash outlays of approximately $8.8 million for capital improvements and renovations to existing hotels, redevelopment and corporate expenditures.
      During the three months ended March 31, 2005, LQ Properties paid total dividends of $4.5 million, or $0.5625 per depositary share, on its 9.0% Series A Cumulative Redeemable Preferred Stock.
      The following is a summary of our future debt maturities as of March 31, 2005:

Year	Total

(In millions)
2005	$116
2006	20
2007	210
2008	50
2009	—
2010 and thereafter	530

Total debt	$926

      We believe that our current sources of capital, including cash on hand, operating cash flows, and expected proceeds from the sale of certain assets are adequate to finance our current operations, including 2005 capital expenditures which we currently expect to be approximately $120 million. We also believe that our current sources of capital, including the unused capacity under the 2003 Credit Facility, are adequate to fund the $116 million scheduled debt maturities during the three months ended September 30, 2005.
      On a continuing basis we evaluate and may pursue other opportunities such as: construction of hotels in urban centers; redevelopment of existing hotel properties; and acquisition of hotels from third parties. Also, we may elect to pursue a strategic acquisition of another hotel company or chain of hotels. The amounts and sources of capital needed to pursue such opportunities will be dependent on the specific opportunities. We expect to obtain funding for new investments through a combination of long-term and short-term financing, including debt and equity, internally generated cash flow and the sale of selected assets.
      Our Board of Directors previously approved a $20 million share repurchase program to allow us to repurchase common and/or preferred stock in the open market or in privately negotiated transactions. As of March 31, 2005, we had repurchased approximately $9.1 million (or approximately 1.9 million shares) of our equity securities under the program. No shares were repurchased during the three months ended March 31, 2005.

Effects of Certain Events on Lodging Demand
      The combination of terrorist attacks and the impact of the war with Iraq and its aftermath and the downturn in the national economy, along with our concentration of hotels in certain markets, resulted in substantial declines in demand for lodging for both business and leisure travelers across all lodging segments and increased price competition during 2002 and the first half of 2003. Although we continually and actively manage the operating costs of our hotels in order to respond to changes in demand at our lodging properties, we must also continue to provide the level of service that our guests expect. Our operating results and cash flow from operating activities improved during 2004 and the improvement in operating results continued

during the three months ended March 31, 2005; however, our operating results and cash flow from operating activities could be adversely impacted should such events occur again.
      RevPAR results for company owned hotels for the three months ended March 31, 2005 were favorable. We believe this trend will continue in 2005, and will be driven by both rate and occupancy increases as a result of higher demand from business travelers, increased margins from various Internet travel sites, including our websites, www.LQ.com and www.baymontinns.com, increased national sales revenue, growth in membership of our customer loyalty program, our advertising and promotion campaigns and rate increases. In addition, we believe the RevPAR performance of the Acquired Hotels will improve over time, with the completion of implementation of La Quinta’s systems and programs. However, approximately 50% of our business is booked within zero to seven days of the stay; therefore, forecasting such a trend is difficult and declines in business and leisure traveler demand could impact our results. We can give no assurance that the trends experienced in the first quarter of 2005 will continue.
Off-Balance Sheet Arrangements
      We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As discussed in Note 9 to the consolidated financial statements, under certain franchise agreements or joint venture agreements, we have committed to provide certain incentive payments, loans, reimbursements, rebates and other payments to help defray the costs of construction, marketing and other costs associated with opening and operating a La Quinta or Baymont hotel.
Critical Accounting Policies and Estimates
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Additional information regarding key financial accounting estimates, assumptions and policies is contained in the “Critical Accounting Policies and Estimates” discussion in our Joint Annual Report.
Recent Accounting Standard
      In December 2004, the FASB issued SFAS 123R that requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized in the consolidated statements of operations over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Presently, we record stock-based compensation expense attributable to restricted stock performance awards; however, we present pro forma disclosures with respect to the compensation cost associated with stock options in lieu of recording stock option related expense. On April 14, 2005, the SEC adopted a rule that amends the effective date of SFAS 123R. The new effective date is the beginning of the fiscal year that begins after June 15, 2005. We plan to adopt SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Consequently, we will recognize compensation expense related to outstanding unvested stock-based performance awards commencing January 1, 2006 over the remaining requisite service period. We currently are assessing the financial statement impact of implementing SFAS 123R. The actual impact in 2006 of implementing SFAS 123R will be directly affected by any additional stock-based performance awards granted.
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
      As of March 31, 2005, we had no variable rate debt for the reported period.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
      As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and acting principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon the required evaluation, our principal executive officer and acting principal financial officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods and in the manner specified in the SEC’s rules and forms.

(b)	Changes in internal controls.
      We completed the implementation of a new enterprise-wide financial and accounting software system during the three months ended March 31, 2005. The new system, which was developed by a third-party vendor, includes general ledger, property accounting, financial reporting, purchasing, accounts payable and accounts receivable functionality. Except for the implementation of the new enterprise-wide financial and accounting system, there was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      On September 3, 2004 we acquired substantially all of the assets of the limited service lodging division of The Marcus Corporation, which included the Baymont, Woodfield Suites and Budgetel hotel properties. In connection with this business combination, we assumed various contracts with third party providers for services such as the property management and reservation systems. We have replaced the third party property management and reservation systems used by the Baymont, Woodfield Suites and Budgetel hotel properties with our own systems and related control procedures. The Woodfield Suites hotel properties were migrated to our own systems in December 2004 and the Baymont and Budgetel hotel properties were migrated to our own property management and reservation systems during the three months ended March 31, 2005.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      Incorporated by reference to the description of legal proceedings is Note 9, “Commitments and Contingencies,” in the condensed notes to the consolidated financial statements set forth in Part I, Item I, “Financial Statements.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar Value) of
	Total Number of	Average Price	Purchased as Part of	Shares (or Units) that May
	Shares (or Units)	Paid per Share	Publicly Announced	Yet Be Purchased Under the
Period	Purchased(1)	(or Unit)(2)	Plans or Programs	Plans or Programs(3)

January 1-31, 2005	4,000	$0.02	—	$10.9 million
February 1-28, 2005	—	—	—	10.9 million
March 1-31, 2005	16,846	0.02	—	10.9 million

Total	20,846	$0.02	—	$10.9 million

(1)	All of the shares relate to the repurchase of unvested restricted paired shares of resigning employees.

(2)	The price paid for the resigning employees’ shares was the par value of the paired shares.

(3)	Our Board of Directors previously approved a $20 million share repurchase program to allow us to repurchase common and/ or preferred stock in the open market or in privately negotiated transactions. We did not repurchase any equity securities under the program during the three months ended March 31, 2005. As of March 31, 2005, we had repurchased approximately $9.1 million (or approximately 1.9 million shares) and could repurchase up to approximately $10.9 million of our equity securities under our share repurchase program.

Item 6.	Exhibits
      Please see the list of exhibits found on the page following the signatures in this Joint Quarterly Report.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this Joint Quarterly Report to be signed on their behalf by the undersigned, thereunto duly authorized.

La Quinta Corporation

By:	/s/ Mark W. Osterberg

Mark W. Osterberg
Vice President and Chief Accounting Officer
(Acting Principal Financial Officer)
Dated: April 29, 2005

La Quinta Properties, Inc.

By:	/s/ Mark W. Osterberg

Mark W. Osterberg
Vice President and Chief Accounting Officer
(Acting Principal Financial Officer)
Dated: April 29, 2005

EXHIBIT INDEX

Exhibit
No.	Description

10.1	La Quinta Corporation 2005 Bonus Program (revised April 22, 2005).
31.1	Certification of the Chairman and Chief Executive Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 and Securities Exchange Act Rule 13a-14(a) or 15d-14(a).
31.2	Certification of the Vice President and Chief Accounting Officer (acting principal financial officer) of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 and Securities Exchange Act Rule 13a-14(a) or 15d-14(a).
32.1	Certification of the Chairman and Chief Executive Officer and the Vice President and Chief Accounting Officer (acting principal financial officer) of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.