Form 10-Q
period 2005-06-30
LA QUINTA CORP; LA QUINTA PROPERTIES INC
filed 2005-08-02
CIK 313749, 314661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      As of July 26, 2005, La Quinta Corporation had 201.8 million shares of common stock outstanding (excluding 9.4 million shares held by La Quinta Properties, Inc.) and La Quinta Properties, Inc. had 100,000 shares of class A common stock and 201.8 million shares of class B common stock outstanding.

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

ii

      Please see the risks identified in our Joint Annual Report on Form 10-K (“Joint Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2005, as updated by our Joint Current Report on Form 8-K filed with the SEC on May 27, 2005 (“May 2005 8-K”), and other risks described from time to time in our annual, quarterly and current reports filed with the SEC. The risks and uncertainties described in these reports include those related to our lodging business, our investments in real estate, LQ Properties’ status as a REIT, our capital expenditures and requirements, our corporate structure, our debt and liquidity needs, our acquisition-related risks, including our ability to identify candidates that meet our financial and strategic criteria, our ability to successfully complete any acquisitions that we may enter into, and to effectively integrate the business of any company that we may acquire, as well as risks and uncertainties related to our industry, the economy, weather conditions, the aftermath of United States military action in Iraq, the possibility of further terrorist attacks and global affairs. We have discussed these risks and uncertainties in detail in our Joint Annual Report and May 2005 8-K and we encourage you to read those risk factors in their entirety in order to understand the risks and uncertainties that can affect our forward-looking statements as well as our business generally.
      Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this Joint Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or other changes.

iii

PART I — FINANCIAL INFORMATION
LA QUINTA CORPORATION
CONSOLIDATED BALANCE SHEETS

Item 1.	Financial Statements

	June 30,	December 31,
	2005	2004

	(In millions, except
	share data)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$295.5	$103.3
Fees, interest and other receivables, net of allowances of $3.7 and $3.3, respectively	35.3	26.7
Assets held for sale	18.4	5.5
Assets of discontinued components held for sale	24.7	29.1
Deferred income taxes, net	20.5	20.5
Other current assets	11.1	8.9

Total current assets	405.5	194.0
Intangible assets, net	115.9	117.3
Restricted cash	7.0	4.2
Property and equipment, net	2,377.4	2,432.1
Mortgages and other notes receivable, net of allowances of $1.1 and $1.1, respectively	26.4	26.4
Other non-current assets	38.9	37.8

Total assets	$2,971.1	$2,811.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$136.0	$116.0
Accounts payable	27.2	35.3
Accrued payroll and employee benefits	29.6	35.8
Accrued expenses and other current liabilities	82.6	79.3
Liabilities of discontinued components held for sale	2.3	2.6

Total current liabilities	277.7	269.0
Long-term debt	789.6	809.6
Deferred income taxes, net	126.5	127.2
Other non-current liabilities	13.0	12.4

Total liabilities	1,206.8	1,218.2

Commitments and contingencies
Minority interest (including preferred stock liquidation preference of $200)	203.8	203.9

Shareholders’ Equity:
LQ Corporation Common Stock, $0.01 par value; 500,000,000 shares authorized; 203,813,857 and 183,128,029 shares issued and 201,729,785 and 181,077,026 shares outstanding at June 30, 2005 and December 31, 2004, respectively	2.0	1.8
LQ Properties Class B Common Stock, $0.01 par value; 500,000,000 shares authorized; 203,813,857 and 183,128,029 shares issued and 201,729,785 and 181,077,026 shares outstanding at June 30, 2005 and December 31, 2004, respectively	2.0	1.8
Treasury Stock, at par; 2,084,072 and 2,051,003 paired common shares at June 30, 2005 and December 31, 2004, respectively	—	—
Additional paid-in-capital	3,861.4	3,688.0
Unearned compensation	(10.1)	(6.7)
Accumulated other comprehensive income	0.5	0.5
Accumulated deficit	(2,295.3)	(2,295.7)

Total shareholders’ equity	1,560.5	1,389.7

Total liabilities and shareholders’ equity	$2,971.1	$2,811.8

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies’ Form 10-K for the year ended
December 31, 2004, are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions, except per share data,
	unaudited)
REVENUE:
Hotel operations	$183.5	$134.8	$347.0	$258.1
Franchise fees	8.2	3.9	14.3	6.7
Other	2.6	3.2	5.3	6.8

	194.3	141.9	366.6	271.6

EXPENSES:
Direct lodging operations	80.5	62.3	158.0	121.7
Other lodging and operating expenses	24.9	18.6	47.9	36.4
General and administrative	23.7	15.7	42.2	31.9
Interest, net of interest income of $1.2, $3.0, $1.7, and $6.0, respectively	17.7	14.8	36.1	30.3
Depreciation and amortization	35.9	29.7	70.2	58.6
Impairment of property and equipment	—	7.7	—	12.7
Other expense (income)	0.6	(0.6)	2.7	(0.8)

	183.3	148.2	357.1	290.8

Income (loss) before minority interest, income taxes and discontinued operations	11.0	(6.3)	9.5	(19.2)
Minority interest	(4.6)	(4.6)	(9.2)	(9.2)
Income tax (expense) benefit	(3.3)	4.0	(0.9)	9.1

Income (loss) before discontinued operations	3.1	(6.9)	(0.6)	(19.3)
Income from discontinued operations, net	1.1	0.1	1.0	0.2

Net income (loss)	$4.2	$(6.8)	$0.4	$(19.1)

EARNINGS PER SHARE — BASIC AND ASSUMING DILUTION
Income (loss) before discontinued operations	$0.02	$(0.04)	$—	$(0.11)
Income from discontinued operations, net	—	—	—	—

Net income (loss)	$0.02	$(0.04)	$—	$(0.11)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies’ Form 10-K for the year ended
December 31, 2004, are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2005	2004

	(In millions,
	unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$0.4	$(19.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	70.2	58.6
Minority interest	9.2	9.2
Amortization of debt issuance costs	1.4	1.1
Stock based compensation	1.7	1.4
Loss on sale of assets	0.2	0.2
Impairment of property and equipment	—	12.7
Deferred tax benefit	(0.2)	(9.2)
Income from discontinued operations, net	(1.0)	(0.2)
Net change in other assets and liabilities	(25.4)	(17.6)

Net cash provided by operating activities	56.5	37.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26.2)	(28.8)
Proceeds from sale of assets	5.0	5.2
Other	(1.7)	0.6

Net cash used in investing activities	(22.9)	(23.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from equity offering	164.7	—
Repayment of long-term debt	—	(19.5)
Dividends to preferred shareholders (characterized as minority interest)	(9.0)	(9.0)
Proceeds from employee stock purchase and other	2.9	1.8

Net cash provided by (used in) financing activities	158.6	(26.7)

Net increase (decrease) in cash and cash equivalents	192.2	(12.6)
Cash and cash equivalents at:
Beginning of period	103.3	327.1

End of period	$295.5	$314.5

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies’ Form 10-K for the year ended
December 31, 2004, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(In millions, except
	share data)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$73.9	$33.4
Fees, interest and other receivables, net of allowances of $0.1 and $0.1, respectively	5.0	5.0
Assets held for sale	18.4	5.5
Assets of discontinued components held for sale	21.0	24.6
Other current assets	1.9	1.0

Total current assets	120.2	69.5
Note receivable from La Quinta Corporation	8.6	3.2
Restricted cash	0.4	0.4
Deferred income taxes, net	8.6	8.6
Intangible assets, net	57.9	58.2
Property and equipment, net	2,222.0	2,273.8
Mortgages and other notes receivable, net of allowances of $1.1 and $1.1, respectively	29.0	29.0
Other non-current assets	14.1	15.4

Total assets	$2,460.8	$2,458.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$136.0	$116.0
Accounts payable	14.7	25.0
Accrued expenses and other current liabilities	47.1	48.0
Liabilities of discontinued components held for sale	0.2	0.4

Total current liabilities	198.0	189.4
Long-term debt	789.6	809.6
Other non-current liabilities	0.7	0.7

Total liabilities	988.3	999.7

Commitments and contingencies
Minority interest	25.2	25.0

Shareholders’ Equity:
LQ Properties Preferred Stock, $0.10 par value; 6,000,000 shares authorized; 800,000 shares issued and outstanding	0.1	0.1
LQ Properties Class A Common Stock, $0.01 par value; 1,000,000 shares authorized; 100,000 shares issued and outstanding	—	—
LQ Properties Class B Common Stock, $0.01 par value; 500,000,000 shares authorized; 203,813,857 and 183,128,029 shares issued and 201,729,785 and 181,077,026 shares outstanding at June 30, 2005 and December 31, 2004, respectively	2.0	1.8
Treasury Stock, at par; 2,084,072 and 2,051,003 paired common shares at June 30, 2005 and December 31, 2004, respectively	—	—
Additional paid-in-capital	3,323.5	3,309.7
Equity investment in La Quinta Corporation	(41.6)	(41.6)
Accumulated deficit	(1,836.7)	(1,836.6)

Total shareholders’ equity	1,447.3	1,433.4

Total liabilities and shareholders’ equity	$2,460.8	$2,458.1

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies’ Form 10-K for the year ended December 31, 2004, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions, except per share data,
	unaudited)
REVENUE:
Rent from La Quinta Corporation	$60.7	$47.8	$115.1	$91.6
Royalty from La Quinta Corporation	2.2	2.0	4.2	3.8
Other	1.8	2.5	3.5	5.3

	64.7	52.3	122.8	100.7

EXPENSES:
Direct lodging expenses	0.2	0.1	0.3	0.2
Other lodging expenses	8.6	7.1	17.3	14.2
General and administrative	0.5	0.3	0.8	0.6
Interest, net of interest income of $0.5, $3.2, $0.8, and $6.4, respectively	18.4	14.5	37.0	29.8
Depreciation and amortization	29.7	26.8	58.8	52.7
Impairment of property and equipment	—	7.7	—	12.7
Other (income) expense	—	(0.7)	0.2	(1.0)

	57.4	55.8	114.4	109.2

Income (loss) before minority interest, income taxes and discontinued operations	7.3	(3.5)	8.4	(8.5)
Minority interest	(0.9)	(0.5)	(1.7)	(0.9)
Income tax expense	(0.2)	(0.3)	(0.3)	(0.1)

Income (loss) before discontinued operations	6.2	(4.3)	6.4	(9.5)
Income from discontinued operations, net	2.0	0.3	2.5	0.6

Net income (loss)	8.2	(4.0)	8.9	(8.9)
Preferred stock dividends	(4.5)	(4.5)	(9.0)	(9.0)

Net income (loss) available (attributable) to common shareholders	$3.7	$(8.5)	$(0.1)	$(17.9)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies’ Form 10-K for the year ended
December 31, 2004, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2005	2004

	(In millions,
	unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8.9	$(8.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58.8	52.7
Minority interest	1.7	0.9
Amortization of debt issuance costs	1.4	1.1
Loss on sale of assets	0.2	0.2
Stock based compensation	0.2	—
Impairment of property and equipment	—	12.7
Deferred tax expense	—	0.2
Income from discontinued operations, net	(2.5)	(0.6)
Net change in other assets and liabilities	(15.7)	(19.2)

Net cash provided by operating activities	53.0	39.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18.0)	(21.1)
Proceeds from sale of assets	5.0	5.2
Other	(0.1)	—

Net cash used in investing activities	(13.1)	(15.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	(19.5)
Net proceeds from equity offering	11.2	—
Dividends to preferred shareholders	(9.0)	(9.0)
Dividends/distributions to La Quinta Corporation	(1.6)	(2.0)

Net cash provided by (used in) financing activities	0.6	(30.5)

Net increase (decrease) in cash and cash equivalents	40.5	(7.3)
Cash and cash equivalents at:
Beginning of period	33.4	228.0

End of period	$73.9	$220.7

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
      La Quinta owns rights in numerous marks that it has used for hotel and motel services through the La Quinta, Baymont, Woodfield Suites and Budgetel properties. La Quinta owns U.S. trademark registrations for many of these marks including, but not limited to, registrations for the following marks: La Quinta®, Baymont®, Woodfield Suites®, Budgetel® and Returns®, as well as U.S. registrations for marks that feature the “Great Sign” logos for the La Quinta, Baymont, Woodfield Suites, and Budgetel properties. We franchise our La Quinta and Baymont brands to independent owner/operators. As of June 30, 2005, our system of owned, managed and franchised hotels contained 592 hotels (excluding owned hotels reported in discontinued operations and including 14 hotels located on land all or part of which we lease from third parties), representing approximately 64,300 rooms located across the U.S. and approximately 50 rooms in Canada. As of June 30, 2005, we owned and operated 362 hotels (excluding owned hotels reported in discontinued operations), representing approximately 45,200 rooms, and our franchisees operated 230 hotels, representing approximately 19,200 rooms (including one managed Baymont Inn & Suites representing 95 rooms), under our brands. Our lodging properties are particularly sensitive to adverse economic and competitive conditions and trends and such conditions could adversely affect our business, financial condition and results of operations.
Summary of Significant Accounting Policies

Basis of Presentation and Consolidation
      Certain information and footnote disclosures, normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted in this Joint Quarterly Report on Form 10-Q (this “Joint Quarterly Report”), in accordance with the Rules and Regulations of the Securities and Exchange Commission (the “SEC”). We believe the disclosures contained in this Joint Quarterly Report, together with the disclosures contained in our Joint Annual Report on Form 10-K filed with the SEC on March 15, 2005 (“Joint Annual Report”), are adequate to make the information presented not misleading. See our Joint Annual Report for additional information relevant to significant accounting policies that we follow.
      We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

      The accompanying consolidated financial statements represent the financial position, results of operations and cash flows of LQ Corporation on a consolidated basis with its controlled subsidiary, LQ Properties, and LQ Properties on a consolidated basis. In each case, the consolidated financial statements include the assets, liabilities, revenues and expenses of entities (in the absence of other factors determining control) where LQ Corporation and/or LQ Properties own over 50% of the voting shares of another company or, in the case of partnership investments, where LQ Corporation and/or LQ Properties controls or is the primary beneficiary of the general partnership interest. In addition, we currently manage one hotel under a management agreement with a third party. We determined that we do not: (1) maintain an equity ownership position, (2) have the ability to exercise significant influence or (3) have exposure to risks of operations that are sufficient to require consolidation of the managed hotel. Separate financial statements have been presented for LQ Properties because LQ Properties has securities that are publicly traded on the New York Stock Exchange. All significant intercompany balances and transactions have been eliminated in consolidation.
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassified amounts principally relate to discontinued operations (see Note 3 — Assets Held for Sale).

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
      Had compensation cost for the companies’ stock option-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the companies’ net income (loss) and net income (loss) per share would have changed as indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions, except per share data)
Net income (loss), as reported	$4.2	$(6.8)	$0.4	$(19.1)
Deduct:
Total stock option compensation expense determined under fair value based method for all awards	(1.0)	(1.1)	(1.8)	(2.1)
Tax effect	0.4	0.4	0.7	0.8

Pro forma net income (loss)	$3.6	$(7.5)	$(0.7)	$(20.4)

Net income (loss) per share:
Basic and assuming dilution — as reported	$0.02	$(0.04)	$—	$(0.11)
Basic and assuming dilution — pro forma	$0.02	$(0.04)	$—	$(0.12)
      The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model. Stock options totaling approximately 1.3 million shares were granted during both the three and six months ended June 30, 2005.
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

Intangible Assets
      During September 2004, we determined that the La Quinta trademarks have an indefinite useful life based on changes in circumstances of factors used to determine the useful lives primarily as a result of the establishment and growth of our franchise program. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), these assets are no longer amortized and are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The effect of this change in the third quarter of 2004 was accounted for on a prospective basis. The impact of the change in useful life was a decrease in amortization expense and an increase in net income of approximately $1.0 million and $0.6 million, respectively, during the three months ended June 30, 2005 and approximately $1.9 million and $1.2 million, respectively, during the six months ended June 30, 2005. Management determined that the Baymont trademarks have an indefinite useful life. These assets will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that these assets might be impaired. The intangible asset related to the Baymont franchising agreements is deemed to have a finite life and is being amortized over the average life of the associated franchise agreements, including potential renewals, based on the interest method of amortization.

2.	Acquisition
      In September 2004, La Quinta acquired substantially all of the assets of the limited service lodging division of The Marcus Corporation for a total purchase price of approximately $419.2 million, including estimated transaction costs and net working capital adjustments (the “Acquisition”). As of June 30, 2005, approximately $17.4 million of the total purchase price was being held in escrow pending completion of certain transfer requirements. As part of the agreement, La Quinta acquired 90 Baymont Inn & Suites (including one management contract), seven Woodfield Suites and one Budgetel Inn. In addition, La Quinta acquired all of the trade rights associated with the Baymont, Woodfield Suites, and Budgetel brands, and the Baymont franchise system of 87 hotels. The 185 hotels (containing approximately 17,700 rooms) are located across 33 states, with approximately one-half of the hotels in the midwestern region of the United States. With this acquisition, we gained an additional limited service lodging brand and increased our geographic diversity.
      During the three months ended June 30, 2005, we revised our preliminary allocation of the purchase price by approximately $0.3 million related to the net book value of certain Baymont hotels classified as discontinued operations.

3.	Assets Held For Sale

Discontinued Operations
      At June 30, 2005 and December 31, 2004, we have classified the related assets and liabilities of 10 hotels and 12 hotels held for sale, respectively, as discontinued components under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) as both of the following conditions are met: (a) the operations and cash flows of the hotels have been (or will be) eliminated from the ongoing operations of the companies as a result of the disposal transaction and (b) the companies will not have any significant continuing involvement in the operations of the hotels after the disposal transaction.
      During the three and six months ended June 30, 2005 and 2004, we have presented the separately identifiable results of operations and cash flows of 12 hotels and eight hotels (excluding four Baymont hotels acquired during September 2004), respectively, as discontinued operations. During the three months ended June 30, 2005, we sold or settled condemnation proceedings on two hotels for gross proceeds of approximately $5.0 million, resulting in a gain on sale of approximately $0.8 million. The decision to sell certain of these hotels was based on (1) local market conditions, (2) historical operating and financial results associated with the hotel, and (3) future capital expenditure requirements. The sales or condemnation proceedings of the remaining 10 hotels are expected to close or otherwise be concluded during 2005. Aggregate impairment charges of $8.5 million were recorded in December 2004 and during the six months ended June 30, 2005 to write down eight of the 12 hotels to estimated fair value less costs of sale.

      The following is a summary of balance sheet information for discontinued operations:

	June 30,	December 31,
	2005	2004

	(In millions)
Current assets	$0.5	$0.6
Property and equipment, net	22.6	26.8
Other	1.6	1.7

Total assets	$24.7	$29.1

Total liabilities	$0.6	$0.6
Minority interest	1.7	2.0
Total La Quinta Companies’ investment	22.4	26.5

Total liabilities and La Quinta Companies’ investment	$24.7	$29.1

      The following is a summary of consolidated statements of operations information for discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions)
Revenues	$3.3	$2.8	$6.3	$5.3
Gain on sale of assets	$0.8	$—	$0.8	$—

Income before minority interest and income taxes	$1.8	$0.2	$1.5	$0.3
Minority interest	(0.1)	(0.1)	0.1	—
Income tax expense	(0.6)	—	(0.6)	(0.1)

Income from discontinued operations, net	$1.1	$0.1	$1.0	$0.2

Continuing Operations
      At June 30, 2005 and December 31, 2004, a land parcel continued to be classified as held for sale; however, the land parcel is not included in discontinued operations as it does not meet the definition of a component of an entity under the provisions of SFAS 144. At both June 30, 2005 and December 31, 2004, the net book value of this land parcel was approximately $5.8 million and $5.5 million, respectively.
      The United States Environmental Protection Agency (“EPA”) has notified La Quinta Inns, Inc. that it is a potentially responsible party (“PRP”) under certain federal environmental laws with respect to a storage building and parking lot located on the owned land parcel in Salt Lake City, Utah (the “Site”) discussed above. The EPA has also identified other PRPs for the Site and adjacent properties and has issued a demand for payment with respect to remediation costs incurred to date. The EPA has proposed a preliminary allocation of costs for remediating the Site and the adjacent properties among the PRPs, although each PRP is currently contesting the proposal. While the ultimate liability to La Quinta Inns, Inc. is not yet determinable and will be dependent on both the final remediation costs and the allocation of such costs among the PRPs, we believe that the liability will not have a material adverse impact on our consolidated financial position.
      At June 30, 2005 and December 31, 2004, six hotels are classified as held for sale; however, these hotels are not included in discontinued operations because it is probable that these hotels will be operated by the buyers as a Baymont franchisee. In accordance with EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” the companies determined that this constitutes significant continuing involvement in the operations of the hotel and, therefore, presentation as discontinued operations is not appropriate. We have entered into binding contracts for four of these hotels for estimated aggregate net proceeds of approximately $12.2 million that may result in an estimated aggregate gain on sale of approximately $4.3 million. The sales of these four hotels are expected to close in the second half of 2005.

4.	Property and Equipment
      The following is a summary of our investment in property and equipment (excluding property and equipment classified as held for sale under discontinued operations and held for sale under continuing operations):

	June 30,	December 31,
	2005	2004

	(In millions)
Land	$395.9	$403.0
Buildings and improvements, net of accumulated depreciation of $388.7 and $372.4, respectively	1,835.3	1,868.7
Furniture, fixtures, equipment and other, net of accumulated depreciation of $236.6 and $217.4, respectively	146.2	160.4

	$2,377.4	$2,432.1

      The following summarizes the changes in the net book value of property and equipment for the six months ended June 30, 2005:

	Lodging	Corporate	Total

	(In millions)
Property and equipment, net at December 31, 2004	$2,382.4	$49.7	$2,432.1
Capital improvements	20.4	6.2	26.6
Depreciation expense	(60.9)	(7.4)	(68.3)
Transfer to held for sale	(12.6)	—	(12.6)
Sale of real estate, net	(0.2)	—	(0.2)
Retirements, net	(0.2)	—	(0.2)

Property and equipment, net at June 30, 2005	$2,328.9	$48.5	$2,377.4

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
      During the three months ended March 31, 2005, we changed our estimate of the remaining useful life related to a hotel that is being redeveloped. The impact of the change in useful life was an increase in depreciation expense and a decrease in net income of approximately $2.4 million and $1.4 million, or $0.01 per share-basic and assuming dilution, respectively, during the three months ended June 30, 2005 and approximately $4.8 million and $2.7 million, or $0.02 per share-basic and assuming dilution, respectively, during the six months ended June 30, 2005.

5.	Indebtedness
      Indebtedness at June 30, 2005 and December 31, 2004 was as follows:

	June 30,	December 31,
	2005	2004

	(In millions)
Notes payable:
Principal payments aggregating $100 due in September 2005, bearing interest at 7.40%	$100.0	$100.0
Principal payments aggregating $41 due from September 2005 to September 2015, bearing interest at rates between 7.3% and 8.625%	40.5	40.5
Principal payments aggregating $50 due in February 2007, bearing interest at 7.27%	50.0	50.0
Principal payments aggregating $160 due in August 2007, bearing interest at 7%	160.0	160.0
Principal payments aggregating $50 due in April 2008, bearing interest at 7.33%	50.0	50.0
Principal payments aggregating $325 due in March 2011, bearing interest at 8.875%	325.0	325.0
Principal payments aggregating $200 due in August 2012, bearing interest at 7%	200.0	200.0
Principal payments aggregating $0.1 due in September 2026, bearing interest at 7.82%	0.1	0.1

Total indebtedness	925.6	925.6
Less current portion	(136.0)	(116.0)

Long-term debt	$789.6	$809.6

      In November 2003, we refinanced our previous credit agreement with a bank group to provide a $150 million revolving line of credit (the “2003 Credit Facility”). The 2003 Credit Facility, which matures in April 2007, is secured by a pledge of stock of our subsidiaries, intercompany debt evidenced by promissory notes and our mortgage notes receivable. The 2003 Credit Facility is not subject to a lockbox arrangement, but does contain a subjective acceleration clause contingent upon a material adverse effect. LQ Properties is the borrower under the facility and LQ Corporation is the guarantor. Approximately $129.9 million (net of $20.1 million in outstanding letters of credit) was available under the 2003 Credit Facility at June 30, 2005. Borrowings under the 2003 Credit Facility currently bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25%. Commitment fees are based on 0.5% per annum of the unused balance for any period where utilization is less than 50% and 0.375% per annum if utilization is greater than 50%. During the three and six months ended June 30, 2005, there were no borrowings under the 2003 Credit Facility other than the letters of credit.

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
      During each of the three and six months ended June 30, 2005 and 2004, LQ Properties paid dividends of $4.5 million and $9.0 million, respectively, or $0.5625 per depositary share for each three month period, on its 9% Series A Preferred Stock.

      During the six months ended June 30, 2005, the following shares were issued under our employee stock plans: (1) approximately 0.6 million stock options were exercised, (2) approximately 0.6 million restricted stock grants were issued and (3) approximately 0.1 million shares were purchased by employees under the now terminated La Quinta Employee Stock Purchase Plan.
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
      On May 31, 2005, we issued 19.4 million paired common shares for net proceeds of $164.7 million under this shelf registration statement.

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
      For financial reporting purposes, the consolidated income tax expense or benefit is based on consolidated reported financial accounting income or loss before income taxes and discontinued operations. Deferred income tax assets and liabilities reflect the temporary differences between consolidated assets and liabilities recognized for financial reporting and the analogous consolidated amounts recognized for tax purposes using the tax rates in effect for the year in which the differences are expected to reverse. The separate financial statements for LQ Properties reflect only a tax provision and related balance sheet accounts recorded for its taxable REIT subsidiaries, taxes payable with respect to recognized built-in gains, and alternative minimum taxes currently payable.
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

      LQ Corporation’s consolidated income tax (expense) benefit consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions)		(In millions)
Current income tax expense	$(0.7)	$(0.2)	$(1.1)	$(0.1)
Deferred income tax (expense) benefit	(2.6)	4.2	0.2	9.2

Total income tax (expense) benefit	$(3.3)	$4.0	$(0.9)	$9.1

8.	Earnings Per Share
      Earnings per share (“EPS”) for the companies is computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions, except per share data)
Income (loss) before discontinued operations	$3.1	$(6.9)	$(0.6)	$(19.3)
Income from discontinued operations, net	1.1	0.1	1.0	0.2

Net income (loss)	$4.2	$(6.8)	$0.4	$(19.1)

Average outstanding equivalent of paired common shares	186.1	176.6	182.7	176.4
Dilutive effect of stock options and unvested restricted shares	3.6	—	—	—

Average outstanding equivalent of paired common shares	189.7	176.6	182.7	176.4

Basic and assuming dilution:
Income (loss) before discontinued operations	$0.02	$(0.04)	$—	$(0.11)
Income from discontinued operations, net	—	—	—	—

Net income (loss)	$0.02	$(0.04)	$—	$(0.11)

      Options to purchase the following paired common shares were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were equal to or greater than the average market price of the paired common shares and because the inclusion would result in an antidilutive effect. The options, which expire on dates ranging from December 2008 to August 2009, were still outstanding at June 30, 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions, except per share prices)
Stock options:
Paired common shares	0.2	0.4	0.2	0.4
Highest exercise price	$16.06	$16.06	$16.06	$16.06
Lowest exercise price	$9.94	$7.51	$9.94	$7.46

      In periods where a loss before discontinued operations was incurred, the following unvested restricted shares and options to purchase paired common shares were outstanding and were not included in the computation of diluted EPS because their inclusion would result in an antidilutive per share amount. The unvested restricted shares and options, which expire on dates ranging from September 2009 to May 2015, were still outstanding at June 30, 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions, except per share prices)
Stock options:
Paired common shares	—	12.3	10.7	12.3
Weighted-average effect	—	3.6	2.8	3.5
Highest exercise price	$—	$7.47	$8.81	$7.38
Lowest exercise price	$—	$1.94	$2.00	$1.94
Unvested restricted shares:
Paired common shares	—	1.8	2.4	1.8
Weighted-average effect	—	1.3	1.2	1.3
Highest exercise price	$—	$0.20	$0.02	$0.20
Lowest exercise price	$—	$0.02	$0.02	$0.02

9.	Commitments and Contingencies
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
      Under certain franchise agreements or joint venture agreements, we have committed to provide certain incentive payments, loans, reimbursements, rebates and other payments to help defray the cost of construction, marketing and other costs associated with opening and operating a La Quinta or Baymont hotel. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise or joint venture agreements. As of June 30, 2005, we had approximately $15.3 million in outstanding commitments of financial assistance to various franchisees, of which approximately $9.9 million has been funded and approximately $3.2 million has been repaid by franchisees or amortized. The unamortized balance of incentive payments is included in other non-current assets. These agreements generally require that, in the event that the franchise relationship is terminated, the franchisee either repays the outstanding loan balance or unamortized portion of the incentive payment, or transfers to us any equipment, computer or other property purchased by the franchisee with the incentive payment.
      We have provided a standby letter of credit in connection with a 1995 health care transaction, which guarantees the payment of certain industrial revenue bonds aggregating approximately $4.5 million that are the obligation of an unrelated third party. As of June 30, 2005, we continued to provide this letter of credit under our 2003 Credit Facility for the benefit of the trustee of the bonds in the amount of $4.7 million (consisting of $4.5 million of principal and $0.2 million of interest). As part of the agreement to provide this letter of credit, the unrelated third party has provided La Quinta with collateral consisting of all property and equipment of the related healthcare facility, currently estimated to have a fair value of approximately $0.5 million. Due to concern that the unrelated third party will not be able to meet its obligations as they become due and stay in operation, there is a probability that La Quinta will be required to perform under the obligation. The June 30, 2005 consolidated balance sheet included a liability of approximately $4.2 million in connection with the obligation. During the three months ended June 30, 2005, La Quinta and this unrelated third party entered into a letter of intent to terminate our guarantee contingent on the sale by the third party of the healthcare facility and the retirement of the industrial revenue bonds. Upon the termination of La Quinta’s guarantee, we may recognize a gain on settlement of approximately $3.2 million, which would partially offset a $4.2 million loss previously recorded to recognize the above-mentioned liability.

10.	Transactions between LQ Properties and LQ Corporation
      LQC Leasing, LLC, a direct subsidiary of LQ Corporation, leases hotel facilities from LQ Properties and its subsidiaries. The lease agreements provide for a percentage of rent payments in amounts equal to 36% of the gross revenues of the hotel facilities, initial lease terms ranging from four to six years and require LQ Properties to pay property taxes and insurance and to fund certain capital expenditures. LQ Properties and LQC Leasing, LLC have entered into leases for the Baymont properties owned by LQ Properties with substantially the same terms and conditions as the existing La Quinta leases, except that the rent payments are 29% of the gross revenues provided by the Baymont properties. LQ Properties’ rent income from LQ Corporation was approximately $60.7 million and $47.8 million during the three months ended June 30, 2005 and 2004, respectively, and approximately $115.1 million and $91.6 million during the six months ended June 30, 2005 and 2004, respectively.
      A subsidiary of LQ Corporation also has a royalty arrangement with a subsidiary of LQ Properties for the use of the La Quinta brand name. The royalty agreement provides for royalties of 1.5% of gross revenue, as defined in the royalty agreement. LQ Properties’ royalty income from LQ Corporation was approximately $2.2 million and $2.0 million during the three months ended June 30, 2005 and 2004, respectively, and approximately $4.2 million and $3.8 million during the six months ended June 30, 2005 and 2004, respectively.
      Minority interest distributions to LQ Corporation from a subsidiary of LQ Properties were approximately $1.6 million and $2.0 million during the six months ended June 30, 2005 and 2004, respectively.
      LQ Corporation provides certain management services to LQ Properties primarily related to executive management, general tax preparation and consulting, legal, accounting and certain aspects of human resources. LQ Properties compensates LQ Corporation for the direct costs of providing such services.

11.	Subsequent Event
      On July 15, 2005, we sold a Baymont hotel classified as discontinued operations for net proceeds of approximately $2.4 million. The buyer will operate the hotel under a temporary franchise agreement until conversion to a brand not related to La Quinta occurs.
      On July 25, 2005, we sold a La Quinta hotel classified as held for sale in continuing operations for net proceeds of approximately $2.4 million, resulting in a gain on sale of approximately $1.0 million. The buyer will operate the hotel under a temporary La Quinta franchise agreement until conversion to a Baymont franchise hotel occurs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion together with the financial statements and related notes included elsewhere in this Joint Quarterly Report. The results discussed below are not necessarily indicative of the results to be expected in future periods. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors. You should read the discussion about forward-looking statements in this Joint Quarterly Report under the heading “Forward-Looking Statements.” That section will also direct you to risks identified in our Joint Annual Report, as updated by our May 2005 8-K, and other risks described from time to time in our annual, quarterly and current reports filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or other changes, including those described in our Joint Annual Report and May 2005 8-K.
Overview
      La Quinta is one of the largest owner/operators of limited service hotels in the United States. We strive to offer hotels that attract both business and leisure travelers seeking consistently clean and comfortable rooms that generally are comparable to those of mid-priced, full service hotels, but at lower average room rates.
      In September 2004, we acquired substantially all the assets of the limited service lodging division of The Marcus Corporation (the “Acquisition”), including 90 Baymont Inn & Suites (including one management contract), seven Woodfield Suites and one Budgetel Inn. In addition, we acquired all the trade rights associated with the Baymont, Woodfield Suites and Budgetel brands, and the Baymont franchise system of 87 hotels. In December 2004, we acquired three additional hotels that have been or will be converted to our brands. The hotels acquired in September 2004, excluding four Baymont hotels currently reported in discontinued operations (one sold in May 2005), and the hotels acquired in December 2004 are referred to as the “Acquired Hotels.”
      La Quinta derives its revenue by owning and operating hotels under our proprietary La Quinta, Baymont, Woodfield Suites and Budgetel brands. In addition, we franchise our La Quinta and Baymont brands to independent owner/operators. La Quinta owns U.S. trademark registrations for many of its trademarks including, but not limited to, La Quinta®, Baymont®, Woodfield Suites®, Budgetel® and Returns®, as well as U.S. registrations for marks that feature the “Great Sign” logos for the La Quinta, Baymont, Woodfield Suites, and Budgetel properties. As of June 30, 2005, our system of owned, managed and franchised hotels contained 592 hotels (excluding owned hotels reported in discontinued operations and including 14 hotels located on land all or part of which we lease from third parties), representing approximately 64,300 rooms located across the U.S., and approximately 50 rooms in Canada. As of June 30, 2005, we owned and operated 362 hotels (excluding owned hotels reported in discontinued operations), representing approximately 45,200 rooms, and our franchisees operated 230 hotels, representing approximately 19,200 rooms (including one managed Baymont Inn & Suites representing 95 rooms), under our brands.
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

Discontinued Operations
      At June 30, 2005 and December 31, 2004, we have classified the related assets and liabilities of 10 hotels and 12 hotels, respectively, as discontinued components under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). During the three and six months ended June 30, 2005 and 2004, we have presented the separately identifiable results of operations and cash flows of 12 hotels and eight hotels (excluding four Baymont hotels acquired during September 2004), respectively, as discontinued operations. During the three months ended June 30, 2005, we sold or settled condemnation proceedings on two hotels for gross proceeds of approximately $5.0 million, resulting in a gain on sale of $0.8 million. The decision to sell certain of these hotels was based on (1) local market conditions, (2) historical operating and financial results associated with the hotel, and (3) future capital expenditure requirements. The sales or condemnation proceedings of the 10 hotels are expected to close or otherwise be concluded during 2005. Aggregate impairment charges of $8.5 million were recorded in December 2004 and during the six months ended June 30, 2005 to write down eight of the 12 hotels to estimated fair value less costs of sale.
Key Indicators of Financial Condition and Operating Performance
      We use a variety of financial and other information in monitoring the financial condition and operating performance of our business. Some of this information is financial information that is prepared in accordance with U.S. generally accepted accounting principles, or GAAP, while other information may be financial in nature and may not be prepared in accordance with GAAP. Our management also uses other information that may not be financial in nature, including statistical information and comparative data. Our management uses this information to measure the performance of individual hotel properties, groups of hotel properties within a geographic region and/or our business as a whole. Historical information is periodically compared to our internal budgets as well as against industry-wide information. We use this information for planning and monitoring our business, as well as in determining employee compensation.

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
La Quinta Corporation — Consolidated Results of Operations

Comparison of the Three and Six Months Ended June 30, 2005 and 2004
      Net income was approximately $4.2 million, or $0.02 per diluted common share, during the three months ended June 30, 2005, compared to a net loss of $6.8 million, or $0.04 per diluted common share, for the three months ended June 30, 2004. Net income was approximately $0.4 million, or break even per diluted common share, during the six months ended June 30, 2005 compared to a net loss of $19.1 million or $0.11 per diluted common share, during the six months ended June 30, 2004.
      The change from net loss to net income of approximately $11.0 million or $0.06 per diluted common share and $19.5 million or $0.11 per diluted common share during the three and six months ended June 30, 2005, respectively, compared to the three and six months ended June 30, 2004, was primarily due to:

•	an increase in revenues from hotel operations of approximately $48.7 million and $88.9 million, respectively;

•	an increase in franchise fees of approximately $4.3 million and $7.6 million, respectively; and

•	a decrease in impairment of property and equipment of approximately $7.7 million and $12.7 million, respectively.
      The foregoing changes were partially offset by:

•	an increase in direct lodging operations expense of approximately $18.2 million and $36.3 million, respectively;

•	an increase in other lodging and operating expense of approximately $6.3 million and $11.5 million, respectively;

•	an aggregate increase in general and administrative expense, interest expense, net and other expense of approximately $12.1 million and $19.6 million, respectively;

•	an increase in depreciation and amortization expense of approximately $6.2 million and $11.6 million, respectively; and

•	a change from income tax benefit to income tax expense of approximately $7.3 million and $10.0 million, respectively.
      The following table summarizes statistical lodging data for the three and six months ended June 30, 2005 and 2004:

	As of and for the		As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Number of Hotels in Operation
Comparable Owned Hotels(1)
La Quinta Inns	190	190	190	190
La Quinta Inn & Suites	75	75	75	75
Baymont Inn & Suites(2)	—	—	—	—
Total Comparable Owned Hotels	265	265	265	265

Total Company Owned Hotels(3)
La Quinta Inns	190	191	190	191
La Quinta Inn & Suites	77	75	77	75
Baymont Inn & Suites(2)	85	—	85	—
Other(4)	10	—	10	—
Total Company Owned Hotels	362	266	362	266

Franchised/ Managed Hotels
La Quinta Inns	68	54	68	54
La Quinta Inn & Suites	64	53	64	53
Baymont Inn & Suites(2)	98	—	98	—
Total Franchised/ Managed Hotels	230	107	230	107
Total System Hotels(5)	592	373	592	373

Occupancy Percentage
Comparable Owned Hotels(1)
La Quinta Inns	69.2%	68.7%	65.7%	65.6%
La Quinta Inn & Suites	75.9%	75.3%	74.2%	72.6%
Sub-total (La Quinta comparable owned)	71.1%	70.6%	68.2%	67.6%
Baymont Inn & Suites(2)	N/A	N/A	N/A	N/A
Total Comparable Owned Hotels	71.1%	70.6%	68.2%	67.6%

Total Company Owned Hotels(3)
La Quinta Inns	69.2%	68.7%	65.7%	65.5%
La Quinta Inn & Suites	75.8%	75.3%	73.7%	72.6%
Sub-total (La Quinta owned)	71.2%	70.6%	68.1%	67.6%
Baymont Inn & Suites(2)	67.6%	N/A	63.4%	N/A
Total Company Owned Hotels(3,4)	70.3%	70.6%	67.0%	67.6%

	As of and for the		As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

System Wide Hotels(5)
La Quinta Inns	68.7%	67.5%	65.1%	64.3%
La Quinta Inn & Suites	74.6%	73.9%	72.1%	70.5%
Sub-total (La Quinta system wide)	70.6%	69.6%	67.4%	66.2%
Baymont Inn & Suites(2)	64.8%	N/A	59.8%	N/A

ADR
Comparable Owned Hotels(1)
La Quinta Inns	$59.24	$55.70	$58.95	$55.38
La Quinta Inn & Suites	$71.63	$65.88	$72.22	$66.24
Sub-total (La Quinta comparable owned)	$63.07	$58.84	$63.14	$58.76
Baymont Inn & Suites(2)	N/A	N/A	N/A	N/A
Total Comparable Owned Hotels	$63.07	$58.84	$63.14	$58.76

Total Company Owned Hotels(3)
La Quinta Inns	$59.24	$55.87	$58.95	$55.52
La Quinta Inn & Suites	$73.33	$65.88	$73.45	$66.24
Sub-total (La Quinta owned)	$63.74	$58.93	$63.65	$58.83
Baymont Inn & Suites(2)	$55.45	N/A	$55.16	N/A
Total Company Owned Hotels(3,4)	$62.46	$58.93	$62.34	$58.83

System Wide Hotels(5)
La Quinta Inns	$60.90	$56.55	$60.31	$55.90
La Quinta Inn & Suites	$73.79	$66.81	$73.37	$66.53
Sub-total (La Quinta system wide)	$65.47	$60.01	$64.97	$59.48
Baymont Inn & Suites(2)	$59.10	N/A	$58.42	N/A

RevPAR
Comparable Owned Hotels(1)
La Quinta Inns	$41.00	$38.29	$38.76	$36.31
La Quinta Inn & Suites	$54.36	$49.57	$53.59	$48.07
Sub-total (La Quinta comparable owned)	$44.87	$41.56	$43.05	$39.71
Baymont Inn & Suites(2)	N/A	N/A	N/A	N/A
Total Comparable Owned Hotels	$44.87	$41.56	$43.05	$39.71

Total Company Owned Hotels(3)
La Quinta Inns	$41.00	$38.39	$38.76	$36.39
La Quinta Inn & Suites	$55.55	$49.57	$54.17	$48.07
Sub-total (La Quinta owned)	$45.37	$41.60	$43.37	$39.74
Baymont Inn & Suites(2)	$37.46	N/A	$34.99	N/A
Total Company Owned Hotels(3,4)	$43.93	$41.60	$41.78	$39.74

System Wide Hotels(5)
La Quinta Inns	$41.81	$38.19	$39.27	$35.92
La Quinta Inn & Suites	$55.03	$49.37	$52.90	$46.92
Sub-total (La Quinta system wide)	$46.25	$41.74	$43.82	$39.40
Baymont Inn & Suites(2)	$38.29	N/A	$34.90	N/A

	As of and for the		As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Room Night Data(6)
Comparable Owned Hotels(1)
Available Room-Nights	3,161	3,162	6,287	6,325
Room-Nights Sold	2,249	2,233	4,287	4,275

Total Company Owned Hotels(3)
Available Room-Nights	4,114	3,188	8,179	6,386
Room-Nights Sold	2,893	2,251	5,481	4,314

(1)	Excludes hotels undergoing redevelopment or brand conversions, as well as hotels reported in discontinued operations.

(2)	Represents statistics for Baymont Inn & Suites acquired on September 3, 2004.

(3)	Excludes hotels reported in discontinued operations.

(4)	Includes statistics for seven Woodfield Suites and one Budgetel property acquired on September 3, 2004 and two hotels acquired on December 9, 2004.

(5)	Includes all company owned, franchised and managed hotels but excludes hotels reported in discontinued operations.

(6)	Represents available room-night count and room-nights sold in thousands.
Revenues and Expenses
      Hotel operations revenues were approximately $183.5 million and $347.0 million during the three and six months ended June 30, 2005, respectively, compared to approximately $134.8 million and $258.1 million during the three and six months ended June 30, 2004, respectively. Hotel operations revenues include revenues from room rentals and other hotel revenues, such as charges to guests for services and vending commissions. Room revenues, which accounted for approximately 98% of hotel operations revenues during each of the three and six months ended June 30, 2005 and 2004, respectively, is dictated by demand, measured as occupancy percentage, pricing, measured as ADR, and the level of available room inventory. Operating statistics such as occupancy percentage, ADR and RevPAR are calculated based on all company owned hotels, excluding franchised hotels for all reporting periods and 12 hotels during both the three and six months ended June 30, 2005 and eight hotels during both the three and six months ended June 30, 2004, reported as discontinued operations.
      The increase in hotel operations revenues of approximately $48.7 million, or 36.1%, and approximately $88.9 million, or 34.4%, during the three and six months ended June 30, 2005, respectively, compared to the three and six months ended June 30, 2004, respectively, was due to several factors, including but not limited to:

•	hotel operations revenues from the Acquired Hotels of approximately $35.8 million and $66.2 million during the three and six months ended June 30, 2005, respectively; and

•	an increase in ADR for La Quinta branded hotels of $4.81, or 8.2%, to $63.74 and $4.82, or 8.2%, to $63.65 during the three and six months ended June 30, 2005, respectively, compared to $58.93 and $58.83 during the three and six months ended June 30, 2004, respectively. The increase in ADR for La Quinta branded hotels contributed approximately $11.0 million and $20.9 million room revenue during the three and six months ended June 30, 2005, respectively.
      RevPAR from company owned La Quinta branded hotels increased $3.77, or 9.1%, to $45.37 and $3.63, or 9.1%, to $43.37 during the three and six months ended June 30, 2005, respectively, compared to $41.60 and $39.74 during the three and six months ended June 30, 2004, respectively. The increase in RevPAR for the

La Quinta branded hotels was driven by an increase in ADR of $4.81, or 8.2%, and $4.82, or 8.2%, and increases in occupancy of 0.6 percentage points and 0.5 percentage points during the three and six months ended June 30, 2005, respectively, compared to the three and six months ended June 30, 2004, respectively. For company owned La Quinta branded hotels, (1) during the three and six months ended June 30, 2005, we experienced average daily rate increases across all of our revenue channels and revenues for our proprietary website, www.lq.com, increased approximately 41% and 49%, respectively, and (2) during the second quarter, our hotels in the Pacific Northwest and South Florida regions had a RevPAR gain of over 15%, our hotels in Texas showed mixed RevPAR results, with our Dallas hotels up modestly, our Austin region up 13% and our Houston region up 9%, and RevPAR for our hotels in the New Orleans market were down slightly.
      We believe this positive RevPAR trend will continue during 2005, and be driven primarily by rate increases for the company owned La Quinta branded hotels and by both rate and occupancy increases for company owned Baymont hotels. However, approximately 50% of our business is booked within zero to seven days of the stay; therefore, forecasting such a trend is difficult and declines in business and leisure traveler demand could impact our future results. We can give no assurance that the trends experienced during the first half will continue for the remainder of 2005.
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
      During 2005, we also merged the Baymont Ovations customer loyalty program with the La Quinta Returns customer loyalty program so that members of each program now have access to the same benefits under our Returns customer loyalty program.
      Franchise fees increased approximately $4.3 million, or 110.3%, to $8.2 million and $7.6 million, or 113.4%, to $14.3 million during the three and six months ended June 30, 2005, respectively, compared to approximately $3.9 million and $6.7 million during the three and six months ended June 30, 2004, respectively (including $2.9 million and $4.7 million in franchise revenue generated by franchise arrangements acquired as part of the Acquisition). Franchise fees include fees charged to franchisees for operating under the La Quinta and Baymont brands and for using our hotel designs, operating systems and procedures and central reservations system, as well as for participating in our national marketing and advertising campaigns. We anticipate continuing increases in 2005 franchise fee revenue compared to 2004 franchise fee revenue as a result of the impact of the Acquisition, new La Quinta and Baymont branded hotel openings projected during 2005, and revenue improvements at existing franchised hotels.
      Other revenues decreased approximately $0.6 million, or 18.8%, to $2.6 million and $1.5 million, or 22.1%, to $5.3 million during the three and six months ended June 30, 2005, respectively, compared to approximately $3.2 million and $6.8 million during the three and six months ended June 30, 2004, respectively. Other revenues primarily include rent revenues from restaurants leased to third parties and other revenue from mortgage financing on healthcare real estate. The decrease during the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, was primarily due to the full repayment during the three months ended September 30, 2004 of a subordinated note previously issued in connection with the sale of certain healthcare assets. Interest income on this subordinated note was approximately $1.0 million and $2.1 million during the three and six months ended June 30, 2004, respectively.
      Direct lodging operations expenses were approximately $80.5 million, or $27.83 per occupied room, and $158.0 million, or $28.83 per occupied room, during the three and six months ended June 30, 2005, respectively, compared to approximately $62.3 million, or $27.68 per occupied room, and $121.7 million, or $28.21 per occupied room, during the three and six months ended June 30, 2004, respectively. Direct lodging expenses include costs directly associated with the operation of the hotels such as direct labor, utilities and hotel supplies. Direct lodging operations expenses during the three and six months ended June 30, 2005 for the Acquired Hotels were approximately $17.0 million and $33.0 million, respectively.
      The increase in direct lodging operations expenses of approximately $18.2 million, or 29.2%, and $36.3 million, or 29.8%, during the three and six months ended June 30, 2005, respectively, compared to the three and six months ended June 30, 2004, respectively, was primarily due to an increase in certain variable expenses such as:

•	salaries and related taxes and benefits, which increased approximately $8.3 million, or 26.5%, and $17.4 million, or 28.3%, respectively. During the three months ended June 30, 2005, we reduced benefits expense approximately $1.1 million for a reduction in our liability for workers compensation, of which approximately $0.8 million relates to a revision in our estimated liability and approximately $0.3 million relates to the impact of a reduction in trends for the number of workers compensation claims. Salaries and related taxes and benefits expense during the three and six months ended June 30, 2005 for the Acquired Hotels was approximately $8.0 million and $16.3 million, respectively; and

•	other variable expenses, including utilities, supplies, repair and maintenance, credit card discounts and other, which increased by approximately $9.8 million, or 31.8%, and $18.8 million, or 31.4%, respectively. Other variable expenses during the three and six months ended June 30, 2005 for the Acquired Hotels were approximately $9.0 million and $16.7 million, respectively. Continuing energy price increases as well as increases in phone line expense resulting from the roll-out of high speed internet access to certain of our hotels also contributed to an increase in other variable expenses during the three and six months ended June 30, 2005.
      Other lodging and operating expenses were approximately $24.9 million and $47.9 million during the three and six months ended June 30, 2005, respectively, compared to approximately $18.6 million and $36.4 million during the three and six months ended June 30, 2004, respectively. Other lodging and operating expenses include property taxes, insurance, costs of the franchise programs, and corporate allocations charged to our company owned hotel operations based on a percentage of room revenue. During the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, other lodging and operating expenses increased approximately $6.3 million, or 33.9%, and $11.5 million, or 31.6%, respectively. Other lodging and operating expenses during the three and six months ended June 30, 2005 for the Acquired Hotels were approximately $4.3 million and $8.2 million, respectively.
      The net increase during the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, was primarily due to:

•	an increase in property taxes of approximately $1.9 million and $3.9 million, respectively, which is primarily attributable to the Acquired Hotels;

•	an increase in corporate overhead allocations of approximately $2.4 million and $4.2 million, respectively, of which approximately $1.8 million and $3.2 million, respectively, is attributable to the Acquired Hotels and an increase in corporate allocations as a result of the increase in room revenue from company owned La Quinta branded hotels;

•	an increase in insurance costs of approximately $0.6 million and $0.9 million, respectively, which is primarily attributable to the Acquired Hotels; and

•	an increase in our customer loyalty program fees and other direct expenses of approximately $1.4 million and $2.4 million, respectively, primarily attributable to an increase in customer loyalty program fees and expenses of our 2005 spring and summer promotions and costs of the franchise programs, respectively. Customer loyalty program fees and other direct expenses during the three and six months ended June 30, 2005, for the Acquired Hotels were approximately $0.5 million and $0.7 million, respectively.
      General and administrative expenses were approximately $23.7 million and $42.2 million during the three and six months ended June 30, 2005, respectively, compared to approximately $15.7 million and $31.9 million during the three and six months ended June 30, 2004, respectively. General and administrative expenses include, among other costs, information technology services, legal, finance and accounting, sales, marketing, reservations, human resources and operations. Additionally, general and administrative expenses include the costs incurred to support the franchise operations. GAAP requires that we recognize all franchise income, including pass through expenses, such as advertising and reservation fees, as revenues. The pass through amounts are offset by the costs included in general and administrative expense.
      The increase in general and administrative expenses during the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 was primarily due to increases in corporate employee compensation, advertising and marketing expenses associated with our 2005 spring and summer promotions and customer loyalty program, corporate expenses incurred to support the franchise operations as well as the Acquisition. Additionally, we experienced an increase in expenses related to our annual system-wide conference and professional and consulting fees. We anticipate that general and administrative expenses may continue to increase during the remainder of 2005 in comparison to prior periods due to continuing expenses to support the franchise operations and Acquired Hotels and continuing marketing initiatives.

Interest, Net
      Interest, net was approximately $17.7 million and $36.1 million during the three and six months ended June 30, 2005, respectively, and approximately $14.8 million and $30.3 million during the three and six months ended June 30, 2004, respectively. Interest, net is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		(In millions)
Interest expense	$18.2	$17.3	$36.4	$35.2
Amortization of debt issue costs	0.7	0.5	1.4	1.1
Interest income	(1.2)	(3.0)	(1.7)	(6.0)

Interest, net	$17.7	$14.8	$36.1	$30.3

      The $1.8 million and $4.3 million decrease in interest income during the three and six months ended June 30, 2005, respectively, compared to the three and six months ended June 30, 2004, respectively, was primarily attributable to the August 2004 retirement of our investment in the 7.114% Exercisable Put Option Securities (the “Securities”) and a decrease in average cash and cash equivalents. The $0.9 million and $1.2 million increase in interest expense during the three and six months ended June 30, 2005, respectively, compared to the three and six months ended June 30, 2004, respectively, was primarily attributable to the August 2004 issuance of our $200 million 7% senior notes, partially offset by decreases in interest expense as a result of the March 2004 repayment of the $19.5 million 7.25% senior notes and the redemption in August 2004 of our $150 million 7.114% senior notes.

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
      Depreciation and amortization expense was approximately $35.9 million and $70.2 million during the three and six months ended June 30, 2005, respectively, compared to approximately $29.7 million and $58.6 million during the three and six months ended June 30, 2004, respectively. Depreciation and amortization expense increased by $6.2 million, or 20.9%, and $11.6 million, or 19.8%, during the three and six months ended June 30, 2005, respectively, compared to the three and six months ended June 30, 2004, respectively. The increase in depreciation and amortization expense during the three and six months ended June 30, 2005, respectively, is primarily the result of (1) approximately $1.6 million and $2.6 million of depreciation and amortization expense related to additions to computer equipment and related software,

(2) approximately $2.4 million and $4.8 million of accelerated depreciation related to a hotel that is being redeveloped during 2005, (3) approximately $4.6 million and $9.1 million of depreciation expense related to the Acquired Hotels, and (4) approximately $0.5 million and $1.1 million of amortization expense on intangibles associated with the Acquisition. The increase in depreciation and amortization expense was partially offset by a decrease of approximately $1.0 million and $1.9 million in amortization expense associated with the La Quinta trademark (that is no longer amortized), as well as approximately $2.2 million and $4.5 million of accelerated depreciation recorded during the three and six months ended June 30, 2004, respectively, related to a hotel that completed redevelopment during 2004.

Impairment of Property and Equipment
      No impairments were recorded for continuing operations during the three and six months ended June 30, 2005. We recorded impairments of approximately $7.7 million and $12.7 million during the three and six months ended June 30, 2004, respectively, where facts, circumstances and analysis indicated that the assets were potentially impaired.

Other Expense (Income)
      Other expense (income) consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions)
Loss on sale of assets and related costs	$—	$0.2	$0.2	$0.2
Gain on settlement(1)	—	—	—	(0.4)
Acquisition, retirement plan and other(2)	0.6	(0.8)	2.5	(0.6)

Total other expense (income)	$0.6	$(0.6)	$2.7	$(0.8)

(1)	During the six months ended June 30, 2004, we settled obligations related to assets previously sold that resulted in a net gain of approximately $0.4 million.

(2)	During the three and six months ended June 30, 2005, we recognized expense of approximately $0.6 million and $2.5 million, respectively, primarily for integration costs related to the Acquisition.

During the three and six months ended June 30, 2004, we recognized income of approximately $1.0 million and $1.0 million, respectively, primarily as a result of settlement of litigation related to the healthcare business and refunds of public company filing fees, partially offset by expense of approximately $0.2 million and $0.4 million, respectively, related to the termination and ongoing settlement of the La Quinta retirement plan.

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

Income from Discontinued Operations, net
      During the three and six months ended June 30, 2005, respectively, income from discontinued operations was approximately $1.1 million and $1.0 million compared to income from discontinued operations of $0.1 million and $0.2 million during the three and six months ended June 30, 2004, respectively, net of income tax expense, and represents the revenues and expenses related to the results of ownership and operation of

12 hotels during each of the three and six months ended June 30, 2005, and eight hotels (excluding four Baymont hotels acquired in September 2004) during each of the three and six months ended June 30, 2004, reclassified as discontinued operations. During the three months ended June 30, 2005, we sold or settled condemnation proceedings on two hotels for gross proceeds of approximately $5.0 million, resulting in a gain on sale of approximately $0.8 million.
LQ Properties — Consolidated Results of Operations

Comparison of the Three and Six Months Ended June 30, 2005 and 2004
      Net income available to common shareholders was approximately $3.7 million during the three months ended June 30, 2005, compared to net loss attributable to common shareholders of approximately $8.5 million during the three months ended June 30, 2004. Net loss attributable to common shareholders was approximately $0.1 million during the six months ended June 30, 2005 compared to a net loss of $17.9 million during the six months ended June 30, 2004.
      The change from net loss to net income available to common shareholders during the three months ended June 30, 2005 and the decrease in net loss attributable to common shareholders during the six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 of approximately $12.2 million, or 143.5%, and $17.8 million, or 99.4%, respectively, was primarily attributable to:

•	increases in rent from LQ Corporation of approximately $12.9 million and $23.5 million, respectively; and

•	decreases in impairments of approximately $7.7 million and $12.7 million, respectively.
      These changes were partially offset by:

•	decreases in other revenue of approximately $0.7 million and $1.8 million, respectively;

•	increases in other lodging expenses of approximately $1.5 million and $3.1 million, respectively;

•	increases in interest, net of approximately $3.9 million and $7.2 million, respectively; and

•	increases in depreciation and amortization of approximately $2.9 million and $6.1 million, respectively.

Revenue and Expenses
      Rent from La Quinta Corporation was approximately $60.7 million and $115.1 million during the three and six months ended June 30, 2005, respectively, compared to approximately $47.8 million and $91.6 million during the three and six months ended June 30, 2004, respectively. The increase in rental income from LQ Corporation of approximately $12.9 million, or 27.0%, and $23.5 million, or 25.7%, during the three and six months ended June 30, 2005, respectively, was primarily due to rent from LQ Corporation related to the Acquired Hotels of approximately $8.3 million and $15.4 million, respectively, and an increase of approximately $4.6 million and $8.1 million, respectively, in rent from company owned La Quinta branded hotels as a result of an increase in gross room revenues of the underlying hotel facilities.
      Royalty from La Quinta Corporation was approximately $2.2 million and $4.2 million during the three and six months ended June 30, 2005, respectively, compared to approximately $2.0 million and $3.8 million during the three and six months ended June 30, 2004, respectively. Royalty from LQ Corporation increased $0.2 million, or 10.0%, and $0.4 million, or 10.5%, during the three and six months ended June 30, 2005, respectively, compared to the three and six months ended June 30, 2004, respectively.
      Other revenues were approximately $1.8 million and $3.5 million during the three and six months ended June 30, 2005, respectively, and approximately $2.5 million and $5.3 million during the three and six months ended June 30, 2004, respectively. Other revenues primarily include rent revenues from restaurants leased to third parties and other revenue from mortgage financing on healthcare real estate. Other revenues decreased $0.7 million, or 28.0%, and $1.8 million, or 34.0%, during the three and six months ended June 30, 2005, respectively, compared to the three and six months ended June 30, 2004, respectively. The decrease was primarily due to the full repayment during the three months ended September 30, 2004 of a subordinated note previously issued in connection with the sale of certain healthcare assets. Interest income on this subordinated note was approximately $1.0 million and $2.1 million, during the three and six months ended June 30, 2004, respectively.
      Other lodging expenses were approximately $8.6 million and $17.3 million during the three and six months ended June 30, 2005, respectively, and approximately $7.1 million and $14.2 million during the three and six months ended June 30, 2004, respectively. Other lodging expenses increased by approximately $1.5 million, or 21.1%, and $3.1 million, or 21.8%, during the three and six months ended June 30, 2005, respectively, compared to the three and six months ended June 30, 2004, respectively, primarily due to increases in property tax expense of approximately $1.4 million and $2.8 million during the three and six months ended June 30, 2005, respectively, attributable to the Acquired Hotels.

Interest, Net
      Interest, net was approximately $18.4 million and $37.0 million during the three and six months ended June 30, 2005, respectively, and approximately $14.5 million and $29.8 million during the three and six months ended June 30, 2004, respectively. Interest, net is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions)
Interest expense	$18.2	$17.2	$36.4	$35.1
Amortization of debt issue costs	0.7	0.5	1.4	1.1
Interest income	(0.5)	(3.2)	(0.8)	(6.4)

Interest, net	$18.4	$14.5	$37.0	$29.8

      The decrease in interest income of approximately $2.7 million and $5.6 million during the three and six months ended June 30, 2005, respectively, compared to the three and six months ended June 30, 2004, respectively, was primarily attributable to the August 2004 retirement of our investments in the Securities and a decrease in average cash and cash equivalents. The increase in interest expense of approximately $1.0 million and $1.3 million during the three and six months ended June 30, 2005, respectively, compared to the three and six months ended June 30, 2004, respectively, was primarily attributable to the August 2004 issuance of our $200 million 7% senior notes, partially offset by a decrease in interest expense as a result of the March 2004 repayment of the $19.5 million 7.25% senior notes and the redemption in August 2004 of our $150 million 7.114% senior notes.

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
      Depreciation and amortization expense was approximately $29.7 million and $58.8 million during the three and six months ended June 30, 2005, respectively, compared to approximately $26.8 million and $52.7 million during the three and six months ended June 30, 2004, respectively. Depreciation and amortization expense increased by approximately $2.9 million, or 10.8%, and $6.1 million, or 11.6%, during the three and six months ended June 30, 2005, respectively, compared to the three and six months ended June 30, 2004, respectively. The increase in depreciation and amortization expense was primarily the result of approximately $2.4 million and $4.8 million of accelerated depreciation recorded during the three and six months ended June 30, 2005, respectively, related to a hotel that is being redeveloped during 2005, as well as depreciation expense of approximately $3.7 million and $7.2 million, respectively, related to the Acquired Hotels. The increase in depreciation and amortization expense was partially offset by a decrease in amortization expense of approximately $0.8 million and $1.6 million associated with the La Quinta trademark (that is no longer amortized), as well as approximately $2.2 million and $4.5 million of accelerated depreciation recorded during the three and six months ended June 30, 2004, respectively, related to a hotel that completed redevelopment during 2004.

Impairment of Property and Equipment
      No impairments were recorded for continuing operations during the three and six months ended June 30, 2005. During the three and six months ended June 30, 2004, we recorded impairments of $7.7 million and $12.7 million, respectively, where facts, circumstances and analysis indicated that the assets were potentially impaired.

Income from Discontinued Operations, net
      During the three and six months ended June 30, 2005, income from discontinued operations was approximately $2.0 million and $2.5 million, respectively, compared to approximately $0.3 million and $0.6 million during the three and six months ended June 30, 2004, respectively, and represents rent and royalty income, as well as property insurance, real estate taxes and impairment expenses from 11 hotels during each of the three and six months ended June 30, 2005, and seven hotels (excluding four Baymont hotels acquired in September 2004) during each of the three and six months ended June 30, 2004, reclassified as discontinued operations. During the three months ended June 30, 2005, we sold or settled condemnation proceedings on two hotels for gross proceeds of approximately $5.0 million, resulting in a gain on sale of approximately $0.8 million.
Consolidated Liquidity and Capital Resources

Overview
      As of June 30, 2005, we had approximately $425.4 million of liquidity, which was comprised of $295.5 million of cash and cash equivalents and $129.9 million of unused capacity under our $150 million senior credit facility (the “2003 Credit Facility”), after giving effect to approximately $20.1 million of letters of credit issued under the 2003 Credit Facility. Of the $20.1 million of letters of credit, approximately $15.4 million supports insurance arrangements and $4.7 million guarantees the payment of principal and interest on industrial revenue bonds, which are the obligation of an unrelated third party. The $4.7 million letter of credit is a remaining obligation from a 1995 healthcare transaction.
      Borrowings under the 2003 Credit Facility, which matures in April 2007, currently bear interest at LIBOR plus 2.25%. During the six months ended June 30, 2005, there were no borrowings under the 2003 Credit Facility other than the letters of credit.
      We have $136 million of debt maturing during the period from July 1, 2005 through June 30, 2006. As of June 30, 2005, none of our debt obligations were floating rate obligations.
      As of June 30, 2005, our gross investment in property and equipment totaled approximately $3 billion, consisting of hotels in service and corporate assets (excluding property and equipment classified as held for sale under discontinued operations and held for sale under continuing operations). We had shareholders’ equity of approximately $1.6 billion and our net debt (total indebtedness less cash and cash equivalents) constituted approximately 26% of our total capitalization (total shareholders’ equity plus minority interest plus total indebtedness less cash and cash equivalents) as of June 30, 2005. LQ Properties had shareholders’ equity of approximately $1.4 billion as of June 30, 2005.

Cash Flows from Operating Activities
      The lodging industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality and the timing of working capital changes can be expected to cause quarterly fluctuations in revenue and operating cash flows.

      Cash provided by operating activities was approximately $56.5 million during the six months ended June 30, 2005. Cash provided by operating activities is the result of receiving cash from customers in excess of cash paid to employees and vendors as well as the changes in other assets and liabilities during the period. The net change in other assets and liabilities of approximately $25.4 million during the six months ended June 30, 2005 was primarily the result of (1) payments that reduced trade accounts payable, accrued payroll and benefits and other accrued liabilities by approximately $16.2 million, (2) an increase of approximately $15.7 million in accounts receivable, restricted cash and other assets and (3) a decrease in other deferred liabilities and other accrued liabilities of approximately $5.5 million.

Cash Flows from Investing and Financing Activities
      During the six months ended June 30, 2005, we had cash outlays of approximately $26.2 million for capital improvements and renovations to existing hotels, redevelopment and corporate expenditures. We recorded proceeds from sales of assets during the three and six months ended June 30, 2005 of approximately $5.0 million.
      During the six months ended June 30, 2005, LQ Properties paid total dividends of $9.0 million on its 9.0% Series A Cumulative Redeemable Preferred Stock.
      We have an effective shelf registration statement on file with the Securities and Exchange Commission, or SEC. Under the shelf registration statement, either or both of LQ Corporation and LQ Properties may offer, from time to time, in one or more offerings the following securities: debt securities, which may be senior or subordinated; shares of common stock; shares of preferred stock; depositary shares; and warrants exercisable for debt securities, common stock or preferred stock. In May 2005, we issued 19.4 million paired common shares for net proceeds of approximately $164.7 million under the shelf registration statement. The proceeds of the offering are intended to be used for general corporate purposes, including for potential acquisitions of lodging properties, lodging companies and brands, hotel development and redevelopment projects, debt reduction, and/or redemption of preferred stock.
      The following is a summary of our future debt maturities as of June 30, 2005:

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
      On a continuing basis we evaluate and may pursue other opportunities such as construction of hotels in urban centers, redevelopment of existing hotel properties and acquisition of hotels from third parties. Also, we may elect to pursue a strategic acquisition of another hotel company or brand or chain of hotels. The amounts and sources of capital needed to pursue such opportunities will be dependent on the specific opportunities. We expect to obtain funding for new investments through a combination of long-term and short-term financing, including debt and equity, internally generated cash flow and the sale of selected assets.

      Our Board of Directors previously approved a $20 million share repurchase program to allow us to repurchase common and/or preferred stock in the open market or in privately negotiated transactions. As of June 30, 2005, we had repurchased approximately $9.1 million (or approximately 1.9 million shares) of our equity securities under the program. No shares were repurchased under this program during the six months ended June 30, 2005.

Effects of Certain Events on Lodging Demand
      The combination of terrorist attacks and the impact of the war in Iraq and its aftermath and the downturn in the national economy, along with our concentration of hotels in certain markets, resulted in substantial declines in demand for lodging for both business and leisure travelers across all lodging segments and increased price competition during 2002 and the first half of 2003. Although we continually and actively manage the operating costs of our hotels in order to respond to changes in demand at our lodging properties, we must also continue to provide the level of service that our guests expect. Our operating results and cash flow from operating activities improved during 2004 and the improvement in operating results continued during the six months ended June 30, 2005; however, our operating results and cash flow from operating activities could be adversely impacted should such events occur again.
      RevPAR results for company owned hotels for the six months ended June 30, 2005 were favorable. We believe this trend will continue during the remainder of 2005, and will be driven by both rate and occupancy increases as a result of higher demand from business travelers, increased margins from various Internet travel sites, including our websites, www.LQ.com and www.baymontinns.com, increased national sales revenue, growth in membership of our customer loyalty program, our advertising and promotion campaigns and rate increases. In addition, we believe the RevPAR performance of the Acquired Hotels will improve over time, with the completion of implementation of La Quinta’s systems and programs. However, approximately 50% of our business is booked within zero to seven days of the stay; therefore, forecasting such a trend is difficult and declines in business and leisure traveler demand could impact our results. We can give no assurance that the trends experienced in the first half of 2005 will continue for the remainder of the year.
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
      In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact, if any, of this interpretation on our financial statements.
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
      As of June 30, 2005, we had no variable rate debt for the reported period.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
      As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and acting principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon the required evaluation, our principal executive officer and acting principal financial officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods and in the manner specified in the SEC’s rules and forms.
(b) Changes in internal controls.
      There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      Incorporated by reference to the description of legal proceedings is Note 9, “Commitments and Contingencies,” in the condensed notes to the consolidated financial statements set forth in Part I, Item 1, “Financial Statements.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar Value) of
	Total Number of	Average Price	Purchased as Part of	Shares (or Units) that May
	Shares (or Units)	Paid per Share	Publicly Announced	Yet Be Purchased Under the
Period	Purchased(1)	(or Unit)(2)	Plans or Programs	Plans or Programs(3)

April 1-30, 2005	8,723	$0.02	—	$10.9 million
May 1-31, 2005	3,500	0.02	—	10.9 million
June 1-30, 2005	—	—	—	10.9 million

Total	12,223	$0.02	—	$10.9 million

(1)	All of the shares relate to the repurchase of unvested restricted paired shares of resigning employees.

(2)	The price paid for the resigning employees’ shares was the par value of the paired shares.

(3)	Our Board of Directors previously approved a $20 million share repurchase program to allow us to repurchase common and/or preferred stock in the open market or in privately negotiated transactions. We did not repurchase any equity securities under the program during the three months ended June 30, 2005. As of June 30, 2005, we had repurchased approximately $9.1 million (or approximately 1.9 million shares) and could repurchase up to approximately $10.9 million more of our equity securities under our share repurchase program.

Item 4.	Submission of Matters to a Vote of Security Holders
      LQ Corporation held its annual meeting of shareholders on May 19, 2005 to elect two directors, ratify the appointment of Ernst & Young LLP as its independent auditors for the fiscal year ending December 31, 2005 and approve the LQ Corporation 2005 Incentive Compensation Plan.
      The following table sets forth, with respect to each matter voted upon at the annual meeting, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as applicable:

		Against or		Broker Non-
Description of Matter	For	Withheld	Abstain	Votes

1. To elect the following individuals to serve as directors until 2008:
James P. Conn	169,491,821	6,241,134	—	—
Terrell B. Jones	169,524,961	6,207,994	—	—
2. To ratify appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2005	172,969,582	2,579,977	183,394	—
3. To approve the LQ Corporation 2005 Incentive Compensation Plan	129,694,426	16,818,805	707,147	28,512,577

      James P. Conn and Terrell B. Jones were each elected as directors of LQ Corporation. William C. Baker, Clive D. Bode and John C. Cushman, III will continue as directors of LQ Corporation, their terms to expire in 2006. William G. Byrnes and Francis W. Cash will continue as directors of LQ Corporation, their terms to expire in 2007.
      On May 19, 2005, LQ Corporation, the sole voting shareholder of LQ Properties, executed a written consent electing James P. Conn and Terrell B. Jones as directors of LQ Properties and ratifying the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2005. William C. Baker, Clive D. Bode and John C. Cushman, III will continue as directors of LQ Properties, their terms to expire in 2006. William G. Byrnes and Francis W. Cash will continue as directors of LQ Properties, their terms to expire in 2007.

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
(Acting Principal Financial Officer)*
Dated: August 2, 2005

La Quinta Properties, Inc.

By:	/s/ Mark W. Osterberg

Mark W. Osterberg
Vice President and Chief Accounting Officer
(Acting Principal Financial Officer)*
Dated: August 2, 2005

      * As announced in our Joint Current Report on Form 8-K filed with the SEC on July 25, 2005, Steven A. Schumm joined La Quinta as Executive Vice President and Chief Financial Officer on that date. Mark A. Osterberg, our Vice President and Chief Accounting Officer, has served as our acting principal financial officer since March 16, 2005, and is signing this Joint Quarterly Report in such capacity. Mr. Schumm will serve as our principal financial officer in the future.

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of the Chairman and Chief Executive Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 and Securities Exchange Act Rule 13a-14(a) or 15d-14(a).

31.2	Certification of the Vice President and Chief Accounting Officer (acting principal financial officer) of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 and Securities Exchange Act Rule 13a-14(a) or 15d-14(a).

32.1	Certification of the Chairman and Chief Executive Officer and the Vice President and Chief Accounting Officer (acting principal financial officer) of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.