Form 10-Q
period 2005-09-30
LA QUINTA CORP; LA QUINTA PROPERTIES INC
filed 2005-10-28
CIK 313749, 314661

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-9110	Commission file number 0-9109

LA QUINTA CORPORATION	LA QUINTA PROPERTIES, INC.
(Exact Name of Registrant as Specified in Its Charter)	(Exact Name of Registrant as Specified in Its Charter)

Delaware	Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(State or Other Jurisdiction of Incorporation or Organization))

95-3419438	95-3520818
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

909 Hidden Ridge, Suite 600 Irving, TX 75038	909 Hidden Ridge, Suite 600 Irving, TX 75038
(Address of Principal Executive Offices, Including Zip Code)	(Address of Principal Executive Offices, Including Zip Code)

(214) 492-6600	(214) 492-6600
(Registrant’s Telephone Number, Including Area Code)	(Registrant’s Telephone Number, Including Area Code)

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.     Yes ☑           No ☐
      Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2).     Yes ☑           No ☐
      Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐           No ☑
      As of October 24, 2005, La Quinta Corporation had 202.5 million shares of common stock outstanding (excluding 9.4 million shares held by La Quinta Properties, Inc.) and La Quinta Properties, Inc. had 100,000 shares of class A common stock and 202.5 million shares of class B common stock outstanding.

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
      Please see the risks identified in our Joint Annual Report on Form 10-K (“Joint Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2005, as updated by our Joint Current Report on Form 8-K filed with the SEC on May 27, 2005 (“May 2005 8-K”), and other risks described from time to time in our annual, quarterly and current reports filed with the SEC. The risks and uncertainties described in these reports include those related to

ii

our lodging business, our investments in real estate, LQ Properties’ status as a REIT, our capital expenditures and requirements, our corporate structure, our debt and liquidity needs, our acquisition-related risks, including our ability to identify candidates that meet our financial and strategic criteria, our ability to successfully complete any acquisitions that we may enter into, and to effectively integrate the business of any company that we may acquire, as well as risks and uncertainties related to our industry, the economy, weather conditions, the aftermath of United States military action in Iraq, the possibility of further terrorist attacks and global affairs. We have discussed these risks and uncertainties in detail in our Joint Annual Report and May 2005 8-K and we encourage you to read those risk factors in their entirety in order to understand the risks and uncertainties that can affect our forward-looking statements as well as our business generally.
      Given the risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements that may be made in this Joint Quarterly Report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or other changes.

iii

PART I — FINANCIAL INFORMATION
LA QUINTA CORPORATION
CONSOLIDATED BALANCE SHEETS

Item 1.	Financial Statements

	September 30,	December 31,
	2005	2004

	(In millions, except
	share data)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$212.6	$103.3
Fees, interest and other receivables, net of allowances of $4.2 and $3.3, respectively	41.1	26.9
Assets held for sale	15.0	5.5
Assets of discontinued components held for sale	19.2	26.1
Deferred income taxes, net	20.5	20.5
Other current assets	9.3	8.9

Total current assets	317.7	191.2
Intangible assets, net	114.8	117.3
Restricted cash	10.1	4.2
Property and equipment, net	2,368.1	2,434.0
Mortgages and other notes receivable, net of allowances of $1.0 and $1.1, respectively	26.4	26.4
Other non-current assets	38.5	37.8

Total assets	$2,875.6	$2,810.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$20.0	$116.0
Accounts payable	28.8	35.3
Accrued payroll and employee benefits	35.8	35.8
Accrued expenses and other current liabilities	70.1	79.3
Liabilities of discontinued components held for sale	2.2	2.6

Total current liabilities	156.9	269.0
Long-term debt	789.6	809.6
Deferred income taxes, net	135.0	126.3
Other non-current liabilities	13.5	12.4

Total liabilities	1,095.0	1,217.3

Commitments and contingencies
Minority interest (including preferred stock liquidation preference of $200)	203.7	203.9

Shareholders’ Equity:
LQ Corporation Common Stock, $0.01 par value; 500,000,000 shares authorized; 204,025,382 and 183,128,029 shares issued and 201,932,610 and 181,077,026 shares outstanding at September 30, 2005 and December 31, 2004, respectively	2.0	1.8
LQ Properties Class B Common Stock, $0.01 par value; 500,000,000 shares authorized; 204,025,382 and 183,128,029 shares issued and 201,932,610 and 181,077,026 shares outstanding at September 30, 2005 and December 31, 2004, respectively	2.0	1.8
Treasury Stock, at par; 2,092,772 and 2,051,003 paired common shares at September 30, 2005 and December 31, 2004, respectively	—	—
Additional paid-in-capital	3,863.1	3,688.0
Unearned compensation	(9.2)	(6.7)
Accumulated other comprehensive income	0.6	0.5
Accumulated deficit	(2,281.6)	(2,295.7)

Total shareholders’ equity	1,576.9	1,389.7

Total liabilities and shareholders’ equity	$2,875.6	$2,810.9

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies’ Form 10-K for the year ended
December 31, 2004, are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions, except per share data)
	(Unaudited)
REVENUE:
Hotel operations	$192.5	$147.5	$540.2	$406.3
Franchise fees	9.2	4.9	23.5	11.6
Other	2.8	2.7	8.1	9.5

	204.5	155.1	571.8	427.4

EXPENSES:
Direct lodging operations	85.0	67.3	243.5	189.4
Other lodging and operating expenses	25.6	19.9	73.5	56.4
Selling, general and administrative	17.0	13.8	59.3	45.6
Interest, net of interest income of $2.5, $2.0 $4.3 and $7.9, respectively	16.0	15.9	52.1	46.2
Depreciation and amortization	35.3	32.8	105.5	91.4
Impairment of property and equipment	—	—	—	12.7
Loss on early extinguishment of debt	—	21.4	—	21.4
Other (income) expense	(3.0)	(1.1)	(0.3)	(1.8)

	175.9	170.0	533.6	461.3

Income (loss) before minority interest, income taxes and discontinued operations	28.6	(14.9)	38.2	(33.9)
Minority interest	(4.5)	(4.5)	(13.7)	(13.7)
Income tax (expense) benefit	(10.6)	7.3	(11.6)	16.3

Income (loss) before discontinued operations	13.5	(12.1)	12.9	(31.3)
Income from discontinued operations, net	0.2	—	1.2	0.1

Net income (loss)	$13.7	$(12.1)	$14.1	$(31.2)

EARNINGS PER SHARE — BASIC AND ASSUMING DILUTION
Income (loss) before discontinued operations	$0.07	$(0.07)	$0.07	$(0.18)
Income from discontinued operations, net	—	—	—	—

Net income (loss)	$0.07	$(0.07)	$0.07	$(0.18)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies’ Form 10-K for the year ended December 31, 2004, are an integral part of these financial statements.

LA QUINTA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2005	2004

	(In millions,
	unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14.1	$(31.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	105.5	91.4
Minority interest	13.7	13.7
Deferred tax expense (benefit)	9.3	(17.0)
Stock based compensation	2.7	1.8
Amortization of debt issuance costs	2.1	1.7
Loss on early extinguishment of debt	—	21.4
Impairment of property and equipment	—	12.7
Discontinued operations, net	(1.2)	(0.1)
(Gain) loss on sale of assets — continuing operations	(3.5)	0.1
Net change in other assets and liabilities	(36.2)	(15.3)

Net cash provided by operating activities	106.5	79.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(51.2)	(45.2)
Baymont acquisition	(0.3)	(417.7)
Net proceeds from sale of assets, including sales of assets classified in discontinued operations	17.0	5.8
Proceeds from notes receivable	0.1	35.0
Redemption of securities	—	122.2
Other	(1.8)	(0.1)

Net cash used in investing activities	(36.2)	(300.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from equity offering	164.6	—
Proceeds from borrowing of long-term debt	—	200.0
Repayment of long-term debt	(116.0)	(169.5)
Dividends to preferred shareholders (characterized as minority interest)	(13.5)	(13.5)
Debt issuance costs	—	(4.1)
Debt repurchase premium	—	(21.4)
Proceeds from employee stock purchase and other	3.9	2.3

Net cash provided by (used in) financing activities	39.0	(6.2)

Net increase (decrease) in cash and cash equivalents	109.3	(227.0)
Cash and cash equivalents at:
Beginning of period	103.3	327.1

End of period	$212.6	$100.1

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies’ Form 10-K for the year ended December 31, 2004, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(In millions, except
	share data)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27.3	$33.4
Fees, interest and other receivables, net of allowances of $0.1	5.2	5.0
Assets held for sale	15.0	5.5
Assets of discontinued components held for sale	16.2	22.7
Other current assets	1.1	1.0

Total current assets	64.8	67.6
Note receivable from La Quinta Corporation	—	3.2
Restricted cash	3.6	0.4
Deferred income taxes, net	8.6	8.6
Intangible assets, net	57.9	58.2
Property and equipment, net	2,213.7	2,275.7
Mortgages and other notes receivable, net of allowances of $1.0 and $1.1, respectively	29.0	29.0
Other non-current assets	13.5	15.4

Total assets	$2,391.1	$2,458.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$20.0	$116.0
Accounts payable	16.4	25.0
Accrued expenses and other current liabilities	34.6	48.0
Liabilities of discontinued components held for sale	0.2	0.4

Total current liabilities	71.2	189.4
Long-term debt	789.6	809.6
Payable to La Quinta Corporation	47.8	—
Other non-current liabilities	0.6	0.7

Total liabilities	909.2	999.7

Commitments and contingencies
Minority interest	25.2	25.0

Shareholders’ Equity:
LQ Properties Preferred Stock, $0.10 par value; 6,000,000 shares authorized; 800,000 shares issued and outstanding	0.1	0.1
LQ Properties Class A Common Stock, $0.01 par value; 1,000,000 shares authorized; 100,000 shares issued and outstanding	—	—
LQ Properties Class B Common Stock, $0.01 par value; 500,000,000 shares authorized; 204,025,382 and 183,128,029 shares issued and 201,932,610 and 181,077,026 shares outstanding at September 30, 2005 and December 31, 2004, respectively	2.0	1.8
Treasury Stock, at par; 2,092,772 and 2,051,003 paired common shares at September 30, 2005 and December 31, 2004, respectively	—	—
Additional paid-in-capital	3,323.7	3,309.7
Equity investment in La Quinta Corporation	(41.5)	(41.6)
Accumulated deficit	(1,827.6)	(1,836.6)

Total shareholders’ equity	1,456.7	1,433.4

Total liabilities and shareholders’ equity	$2,391.1	$2,458.1

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies’ Form 10-K for the year ended December 31, 2004, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions, unaudited)
REVENUE:
Rent from La Quinta Corporation	$63.3	$51.0	$178.6	$142.9
Royalty from La Quinta Corporation	2.3	2.1	6.5	5.9
Other	2.0	1.9	5.5	7.2

	67.6	55.0	190.6	156.0

EXPENSES:
Direct lodging expenses	0.2	0.1	0.5	0.3
Other lodging expenses	8.8	7.6	26.1	21.8
General and administrative	0.3	0.3	1.1	0.9
Interest, net of interest income of $0.9, $2.1, $1.6 and $8.5, respectively	17.6	15.8	54.6	45.6
Depreciation and amortization	29.6	29.3	88.4	82.1
Impairment of property and equipment	—	—	—	12.7
Loss on early extinguishment of debt	—	21.4	—	21.4
Other (income) expense	(3.6)	(2.8)	(3.5)	(3.8)

	52.9	71.7	167.2	181.0

Income (loss) before minority interest, income taxes and discontinued operations	14.7	(16.7)	23.4	(25.0)
Minority interest	(0.9)	(0.6)	(2.7)	(1.6)
Income tax expense	(0.4)	(0.8)	(0.7)	(0.9)

Income (loss) before discontinued operations	13.4	(18.1)	20.0	(27.5)
Income from discontinued operations, net	0.2	0.1	2.5	0.6

Net income (loss)	13.6	(18.0)	22.5	(26.9)
Preferred stock dividends	(4.5)	(4.5)	(13.5)	(13.5)

Net income (loss) available (attributable) to common shareholders	$9.1	$(22.5)	$9.0	$(40.4)

The accompanying condensed notes, together with the Notes to the Consolidated Financial Statements contained within The La Quinta Companies’ Form 10-K for the year ended
December 31, 2004, are an integral part of these financial statements.

LA QUINTA PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2005	2004

	(In millions,
	unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22.5	$(26.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	88.4	82.1
Minority interest	2.7	1.6
Amortization of debt issuance costs	2.1	1.7
Stock based compensation	0.2	—
Loss on early extinguishment of debt	—	21.4
Impairment of property and equipment	—	12.7
Deferred tax expense	—	0.9
Discontinued operations, net	(2.5)	(0.6)
(Gain) loss on sale of asset — continuing operations	(3.5)	0.1
Net change in other assets and liabilities	10.1	(27.3)

Net cash provided by operating activities	120.0	65.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(39.1)	(33.4)
Baymont acquisition	(0.2)	(290.0)
Net proceeds from sale of assets, including sales of assets classified in discontinued operations	17.0	5.8
Proceeds from notes receivable	0.1	34.3
Redemption of securities	—	122.2
Other	—	(0.1)

Net cash used in investing activities	(22.2)	(161.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from equity offerings	11.1	—
Proceeds from borrowings of long-term debt	—	200.0
Repayment of long-term debt	(116.0)	(169.5)
Dividends to preferred shareholders	(13.5)	(13.5)
Dividends/distributions to La Quinta Corporation	(2.5)	(192.7)
Proceeds from intercompany borrowings	17.0	43.9
Proceeds from rent and royalty receivable	—	85.9
Debt issuance costs	—	(4.2)
Debt repurchase premium	—	(21.4)

Net cash used in financing activities	(103.9)	(71.5)

Net decrease in cash and cash equivalents	(6.1)	(167.0)
Cash and cash equivalents at:
Beginning of period	33.4	228.1

End of period	$27.3	$61.1

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
      La Quinta owns rights in numerous marks that it has used for hotel and motel services through the La Quinta, Baymont, Woodfield Suites and Budgetel properties. La Quinta owns U.S. trademark registrations for many of these marks including, but not limited to, registrations for the following marks: La Quinta®, Baymont®, Woodfield Suites®, Budgetel® and Returns®, as well as U.S. registrations for marks that feature the “Great Sign” logos for the La Quinta, Baymont, Woodfield Suites, and Budgetel properties. We franchise our La Quinta and Baymont brands to independent owner/operators. As of September 30, 2005, our system of owned, managed and franchised hotels contained 604 hotels (excluding owned hotels reported in discontinued operations and including 13 hotels located on land all or part of which we lease from third parties), representing approximately 65,500 rooms located across the U.S. and approximately 50 rooms in Canada. As of September 30, 2005, we owned and operated 359 hotels (excluding owned hotels reported in discontinued operations), representing approximately 44,800 rooms, and our franchisees operated 245 hotels, representing approximately 20,700 rooms under our brands. Our lodging properties are particularly sensitive to adverse economic and competitive conditions and trends and such conditions could adversely affect our business, financial condition and results of operations.
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

      We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.
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

Stock-Based Compensation
      La Quinta has various stock-based employee compensation plans and accounts for those plans using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). No stock-based employee compensation cost is charged to earnings for options, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying paired common shares on the date of grant. The companies grant restricted stock awards to certain employees. The difference between the price to the employee and the market value at grant date is charged to unearned compensation, carried as a component of equity and amortized over the related vesting period.
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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions, except per share data)
Net income (loss), as reported	$13.7	$(12.1)	$14.1	$(31.2)
Deduct:
Total stock option compensation expense determined under fair value based method for all awards	(1.1)	(1.1)	(2.9)	(3.2)
Tax effect	0.4	0.4	1.1	1.2

Pro forma net income (loss)	$13.0	$(12.8)	$12.3	$(33.2)

Net income (loss) per share:
Basic — as reported	$0.07	$(0.07)	$0.07	$(0.18)
Basic — pro forma	$0.07	$(0.07)	$0.07	$(0.19)
Assuming dilution — as reported	$0.07	N/A	$0.07	N/A
Assuming dilution — pro forma	$0.06	N/A	$0.06	N/A

      The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model. Stock options totaling approximately 0.1 million shares and 1.4 million shares were granted during the three and nine months ended September 30, 2005, respectively.
      In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), that requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized in the consolidated statements of operations over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Presently, we record stock-based compensation expense attributable to restricted stock performance awards; however, we present pro forma disclosures with respect to the compensation cost associated with stock options in lieu of recording stock option related expense. On April 14, 2005, the SEC adopted a rule that amends the effective date of SFAS 123R. The new effective date is the beginning of the fiscal year that begins after June 15, 2005. We plan to adopt SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Consequently, we will recognize compensation expense related to outstanding unvested stock-based performance awards commencing January 1, 2006 over the remaining requisite service period. We are currently assessing the financial statement impact of implementing SFAS 123R. The actual impact in 2006 of implementing SFAS 123R will be directly affected by any additional stock-based performance awards granted.

Intangible Assets
      During September 2004, we determined that the La Quinta trademarks have an indefinite useful life based on changes in circumstances of factors used to determine the useful lives primarily as a result of the establishment and growth of our franchise program. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), these assets are no longer amortized and are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Management determined that the Baymont trademarks have an indefinite useful life. These assets will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that these assets might be impaired. The intangible asset related to the Baymont franchising agreements was deemed to have a finite life and is being amortized over the average life of the associated franchise agreements, including potential renewals, based on the interest method of amortization.

2.	Acquisition
      In September 2004, La Quinta acquired substantially all of the assets of the limited service lodging division of The Marcus Corporation for a total purchase price of approximately $419.2 million, including estimated transaction costs and net working capital adjustments (the “Acquisition”). As of September 30, 2005, approximately $12.8 million of the total purchase price was being held in escrow pending completion of certain transfer requirements. As part of the agreement, La Quinta acquired 90 Baymont Inn & Suites (including one management contract), seven Woodfield Suites and one Budgetel Inn. In addition, La Quinta acquired all of the trade rights associated with the Baymont, Woodfield Suites, and Budgetel brands, and the Baymont franchise system of 87 hotels. The 185 hotels (containing approximately 17,700 rooms) are located across 33 states, with approximately one-half of the hotels in the Midwestern region of the United States. With this acquisition, we gained an additional limited service lodging brand and increased our geographic diversity.

3.	Assets Held For Sale
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

Discontinued Operations
      At September 30, 2005 and December 31, 2004, we have classified the related assets and liabilities of eight hotels and 11 hotels held for sale, respectively, as discontinued components under the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) as both of the following conditions are met: (a) the operations and cash flows of the hotels have been (or will be) eliminated from the ongoing operations of the companies as a result of the disposal transaction and (b) the companies will not have any significant continuing involvement in the operations of the hotels after the disposal transaction. During the three months ended September 30, 2005, one hotel was sold to a buyer who will convert the hotel to a Baymont franchise. We determined that this franchise arrangement would constitute significant continuing involvement; therefore, we have reclassified the operations of this hotel to continuing operations.
      During the three and nine months ended September 30, 2005, we have presented the separately identifiable results of operations and cash flows of nine hotels and 11 hotels, respectively, as discontinued operations. During the three and nine months ended September 30, 2005, we sold or settled condemnation proceedings on one and three hotels for gross proceeds of approximately $2.5 million and $7.5 million, respectively, resulting in no gain or loss on sale and a gain on sale of approximately $0.8 million, respectively. The decision to sell certain of these hotels was based on (1) local market conditions, (2) historical operating and financial results associated with the hotel, and (3) future capital expenditure requirements. The sales or condemnation proceedings for most of the remaining hotels are expected to close or otherwise be concluded during 2005. One of the remaining hotels was severely damaged by Hurricane Katrina. We have yet to determine whether it is feasible to ever return this property to service. Aggregate impairment charges of $8.7 million were recorded from December 2004 through September 30, 2005 to write down six of the 11 hotels to estimated fair value less costs of sale.

      The following is a summary of balance sheet information for discontinued operations:

	September 30,	December 31,
	2005	2004

	(In millions)
Current assets	$0.6	$0.4
Property and equipment, net	17.9	24.9
Other	0.7	0.8

Total assets	$19.2	$26.1

Total liabilities	$0.5	$0.6
Minority interest	1.7	2.0
Total La Quinta Companies’ investment	17.0	23.5

Total liabilities and La Quinta Companies’ investment	$19.2	$26.1

      The following is a summary of consolidated statements of operations information for discontinued operations:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Revenues	$2.6	$2.5	$8.3	$7.2

Gain on sale of assets	$—	$—	$0.8	$—

Income before minority interest and income taxes	$0.4	$—	$1.8	$0.3
Minority interest	(0.1)	—	0.1	(0.1)
Income tax expense	(0.1)	—	(0.7)	(0.1)

Income from discontinued operations, net	$0.2	$—	$1.2	$0.1

Continuing Operations
      At September 30, 2005 and December 31, 2004, a land parcel continued to be classified as held for sale; however, the land parcel is not included in discontinued operations as it does not meet the definition of a component of an entity under the provisions of SFAS 144. At September 30, 2005 and December 31, 2004, the net book value of this land parcel was approximately $5.8 million and $5.5 million, respectively.
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

      At September 30, 2005, four hotels are classified as held for sale; however, these hotels are not included in discontinued operations because it is probable that these hotels will be operated by the buyers as Baymont franchises. In accordance with EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” the companies determined that this constitutes significant continuing involvement in the operations of the hotel and, therefore, presentation as discontinued operations is not appropriate. We have entered into binding contracts for the four hotels for estimated aggregate net proceeds of approximately $11.8 million that may result in an estimated aggregate gain on sale of approximately $2.5 million. The sales of these four hotels are expected to close prior to the end of 2005. During the three months ended September 30, 2005, we sold three hotels for gross proceeds of approximately $9.4 million, resulting in a gain on sale of approximately $3.7 million.

4.	Property and Equipment
      The following is a summary of our investment in property and equipment (excluding property and equipment classified as held for sale under discontinued operations and held for sale under continuing operations):

	September 30,	December 31,
	2005	2004

	(In millions)
Land	$395.6	$403.7
Buildings and improvements, net of accumulated depreciation of $409.3 and $373.1, respectively	1,826.2	1,869.6
Furniture, fixtures, equipment and other, net of accumulated depreciation of $247.0 and $217.8, respectively	146.3	160.7

	$2,368.1	$2,434.0

      The following summarizes the changes in the net book value of property and equipment for the nine months ended September 30, 2005:

	Lodging	Corporate	Total

	(In millions)
Property and equipment, net at December 31, 2004	$2,384.3	$49.7	$2,434.0
Capital improvements	42.2	9.5	51.7
Depreciation expense	(90.2)	(11.2)	(101.4)
Transfer to held for sale	(14.5)	—	(14.5)
Sale of real estate, net	(0.6)	—	(0.6)
Retirements, net	(1.1)	—	(1.1)

Property and equipment, net at September 30, 2005	$2,320.1	$48.0	$2,368.1

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
      During the nine months ended September 30, 2005, we changed our estimate of the remaining useful life related to two hotels to be redeveloped. The impact of the changes in useful life was an increase in depreciation expense and a decrease in net income of approximately $7.6 million and $4.4 million, or $0.02 per share-basic and assuming dilution, respectively, during the nine months ended September 30, 2005.

5.	Indebtedness
      Indebtedness at September 30, 2005 and December 31, 2004 was as follows:

	September 30,	December 31,
	2005	2004

	(In millions)
Notes payable:
Principal payments aggregating $100 due in September 2005, bearing interest at 7.4%	$—	$100.0
Principal payments aggregating $16 due in September 2005, bearing interest at rates between 7.6% and 7.63%	—	16.0
Principal payments aggregating $24.5 due from January 2006 to September 2015, bearing interest at rates between 7.3% and 8.625%	24.5	24.5
Principal payments aggregating $50 due in February 2007, bearing interest at 7.27%	50.0	50.0
Principal payments aggregating $160 due in August 2007, bearing interest at 7%	160.0	160.0
Principal payments aggregating $50 due in April 2008, bearing interest at 7.33%	50.0	50.0
Principal payments aggregating $325 due in March 2011, bearing interest at 8.875%	325.0	325.0
Principal payments aggregating $200 due in August 2012, bearing interest at 7%	200.0	200.0
Principal payments aggregating $0.1 due in September 2026, bearing interest at 7.82%	0.1	0.1

Total indebtedness	809.6	925.6
Less current portion	(20.0)	(116.0)

Long-term debt	$789.6	$809.6

      During the three months ended September 30, 2005, we repaid $116 million in principal on notes payable scheduled to mature in September 2005.
      In November 2003, we refinanced our previous credit agreement with a bank group to provide a $150 million revolving line of credit (the “2003 Credit Facility”). The 2003 Credit Facility, which matures in April 2007, is secured by a pledge of stock of our subsidiaries, intercompany debt evidenced by promissory notes and our mortgage notes receivable. The 2003 Credit Facility is not subject to a lockbox arrangement, but does contain a subjective acceleration clause contingent upon a material adverse effect. LQ Properties is the borrower under the facility and LQ Corporation is the guarantor. Approximately $133.5 million (net of $16.5 million in outstanding letters of credit) was available under the 2003 Credit Facility at September 30, 2005. Borrowings under the 2003 Credit Facility currently bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.0%. Commitment fees are based on 0.5% per annum of the unused balance for any period where utilization is less than 50% and 0.375% per annum if utilization is greater than 50%. During the three and nine months ended September 30, 2005, there were no borrowings under the 2003 Credit Facility other than the letters of credit.

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
      During each of the three and nine months ended September 30, 2005 and 2004, LQ Properties paid dividends of $4.5 million and $13.5 million, respectively, or $0.5625 per depositary share for each three month period, on its 9% Series A Preferred Stock. During the nine months ended September 30, 2004, LQ Properties paid dividends of $190 million to the sole holder of its class A common stock, LQ Corporation.
      During the nine months ended September 30, 2005, the following shares were issued under our stock-based employee compensation plans: (1) approximately 0.8 million stock options were exercised, (2) approximately 0.6 million restricted stock grants were issued and (3) approximately 0.1 million shares were purchased by employees under the now terminated La Quinta Employee Stock Purchase Plan.
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
      LQ Corporation is a C-corporation for U.S. federal income tax purposes and, as such, pays taxes on its taxable income as determined under the Internal Revenue Code of 1986 (the “Code”). The taxable income or loss of LQ Properties is not included in the income tax return of LQ Corporation except to the extent that LQ Properties pays taxable dividends with respect to its class A common stock held by LQ Corporation. Therefore, any separate company annual tax liability of LQ Corporation is based on its current taxable income (including any taxable dividends received from LQ Properties), reduced by any net operating loss (“NOL”) carryforwards available to offset taxable income.
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
      LQ Corporation’s consolidated income tax (expense) benefit consisted of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)		(In millions)
Current income tax expense	$(1.1)	$(0.5)	$(2.3)	$(0.7)
Deferred income tax (expense) benefit	(9.5)	7.8	(9.3)	17.0

Total income tax (expense) benefit	$(10.6)	$7.3	$(11.6)	$16.3

8.	Earnings Per Share
      Earnings per share (“EPS”) for the companies is computed as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions, except per share data)
Income (loss) before discontinued operations	$13.5	$(12.1)	$12.9	$(31.3)
Income from discontinued operations, net	0.2	—	1.2	0.1

Net income (loss)	$13.7	$(12.1)	$14.1	$(31.2)

Average outstanding equivalent of paired common shares	199.4	176.7	188.4	176.5
Dilutive effect of stock options and unvested restricted shares	3.7	—	3.7	—

Average outstanding equivalent of paired common shares	203.1	176.7	192.1	176.5

Basic and assuming dilution:
Income (loss) before discontinued operations	$0.07	$(0.07)	$0.07	$(0.18)
Income from discontinued operations, net	—	—	—	—

Net income (loss)	$0.07	$(0.07)	$0.07	$(0.18)

      The following options to purchase paired common shares were outstanding but were not included in the computation of diluted earnings per share because the options’ exercise prices were equal to or greater than the average market price of the paired common shares and because the inclusion would result in an antidilutive effect. The options, which expire on dates ranging from December 2008 to July 2015, were still outstanding at September 30, 2005.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions, except per share prices)
Stock options:
Paired common shares	0.4	0.2	0.4	0.3
Highest exercise price	$16.06	$16.06	$16.06	$16.06
Lowest exercise price	$9.57	$8.13	$9.57	$7.68
      In periods where a loss before discontinued operations was incurred, the following unvested restricted shares and options to purchase paired common shares were outstanding and were not included in the computation of diluted EPS because their inclusion would result in an antidilutive per share amount. The following unvested restricted shares and options were outstanding at September 30, 2004.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions, except per share
	prices)
Stock options:
Paired common shares	—	12.2	—	12.1
Weighted-average effect	—	3.8	—	3.6
Highest exercise price	$—	$7.85	$—	$7.51
Lowest exercise price	$—	$1.94	$—	$1.94

Unvested restricted shares:
Paired common shares	—	1.8	—	1.8
Weighted-average effect	—	1.3	—	1.3
Highest exercise price	$—	$0.20	$—	$0.20
Lowest exercise price	$—	$0.02	$—	$0.02

9.	Commitments and Contingencies

Casualty Losses
      The Gulf Coast region of the U.S. was severely impacted by Hurricanes Katrina and Rita on August 29, 2005 and September 24, 2005, respectively. Eight of our company owned hotels in the New Orleans area were damaged by Katrina. We have yet to determine whether it is feasible to ever return to service two of these hotels, one of which is included in discontinued operations. It is anticipated that the other six hotels (four of which were partially operational as of September 30, 2005) will be substantially returned to service by the end of 2005. An additional 14 company owned hotels in Texas, Louisiana, Mississippi, Alabama and Florida experienced varying degrees of damage from the two hurricanes and most were substantially returned to service prior to September 30, 2005.
      The companies have insurance for property damage, subject to deductibles, attributable to both wind and flood. Based on a preliminary assessment, the companies estimate that expenditures related to property damage from the hurricanes will aggregate approximately $25 million to $30 million, excluding the expenditures associated with the two hotels that may never be returned to service. The companies anticipate that substantially all of the expenditures in excess of the deductibles associated with restoring the properties will be recovered from insurance proceeds. During the three months ended September 30, 2005, we recognized approximately $1.7 million of hurricane related charges, net of estimated property insurance recovery, related to damage from the two hurricanes, of which approximately $0.9 million of repairs is included in other lodging and operating expenses and $0.8 million of casualty losses is included in depreciation and amortization.
      As of September 30, 2005, the net book value, including land, of the two New Orleans properties that may not be returned to service aggregated approximately $10 million. We are presently unable to reliably estimate the ultimate gains or losses that may be realized in the event these properties are not returned to service. Any gain will be recognized when realized and any loss will be recognized when we are able to estimate a probable loss.

      The companies have business interruption insurance coverage; however, because the amount to be recovered under our insurance policy is undetermined at this time, the financial statements for the three months ended September 30, 2005 do not include an estimate of the amount to be recovered under the business interruption coverage. Business interruption recoveries will be recognized when the amount to be collected is assured.
      The estimated expenditures, expected insurance proceeds, any asset related gains or losses and the estimated damage related expense are all subject to substantial uncertainties and will change as additional information becomes available. Also, the availability of contractors, materials and replacement furniture and fixtures may adversely impact the timing of restoring some of these properties to full service.

Self-insurance
      We are a party to certain insurance policy contracts for workers’ compensation, commercial general liability and automobile liability exposures inclusive of the period June 1990 through May 2003. The financial strength ratings for the insurance carrier underwriting these insurance programs have been significantly downgraded by various industry rating agencies. The carrier subsequently ceased all underwritings and submitted to voluntary oversight by the Illinois Insurance Commission and filed a formal runoff plan with the Commissioner. The carrier continues to operate under this runoff plan and pay claims filed under these insurance programs. We cannot predict the success or failure of this plan nor can we predict the ability of the insurance carrier to pay pending claims; however, we believe that any failure by the insurance carrier to pay any one of our pending claims will not have a material adverse impact on our consolidated financial position or operations.

Franchise Agreements
      Under certain franchise agreements or joint venture agreements, we have committed to provide certain incentive payments, loans, reimbursements, rebates and other payments to help defray the cost of construction, marketing and other costs associated with opening and operating a La Quinta or Baymont hotel. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise or joint venture agreements. As of September 30, 2005, we had approximately $15.6 million in outstanding commitments of financial assistance to various franchisees, of which approximately $9.8 million has been funded and approximately $3.2 million has been repaid by franchisees or amortized. The unamortized balance of commitments to franchises is included in other non-current assets. These agreements generally require that, in the event that the franchise relationship is terminated, the franchisee either repays the outstanding loan balance or unamortized portion of the incentive payments, or transfers to us any equipment, computer or other property purchased by the franchisee with the incentive payment.

Guarantee
      We have provided a standby letter of credit in connection with a 1995 health care transaction, which guarantees the payment of certain industrial revenue bonds aggregating approximately $4.5 million that are the obligation of an unrelated third party. As of September 30, 2005, we continued to provide this letter of credit under our 2003 Credit Facility for the benefit of the trustee of the bonds in the amount of $4.7 million (consisting of $4.5 million of principal and $0.2 million of interest). As part of the agreement to provide this letter of credit, the unrelated third party has provided La Quinta with collateral consisting of all property and equipment of the related healthcare facility, currently estimated to have a fair value of approximately $0.5 million. Due to concern that the unrelated third party will not be able to meet its obligations as they become due, there is a probability that La Quinta will be required to perform under the obligation. The September 30, 2005 consolidated balance sheet included a liability of approximately $4.2 million in connection with the obligation. During the three months ended June 30, 2005, La Quinta and this unrelated third party entered into a letter of intent to terminate our guarantee contingent on the sale by the third party of the healthcare facility and the retirement of the industrial revenue bonds. Upon the termination of La Quinta’s guarantee, we would reverse the $4.2 million liability discussed above and may recognize a recovery of approximately $3.2 million, contingent upon the terms of the letter of intent. We were notified subsequent to September 30, 2005 that the unrelated third party has executed a sale agreement for the sale of the related healthcare facility, which is expected to close in early 2006.

Litigation
      We are a party to certain claims involving healthcare facilities formerly owned by LQ Properties that were leased to and operated by third party operators. Although we require our third party operators to maintain insurance coverage insuring LQ Properties’ interests in the facilities as well as their own, this insurance coverage may not be adequate to fully protect us. We have been notified that one of the companies providing such insurance coverage, Reliance Insurance Company, was ordered into liquidation in 2001. Although we cannot predict what effect the liquidation of Reliance Insurance Company will have on pending claims, we do not consider our ultimate liability with respect to any one of these claims or lawsuits, as well as any other uninsured claim or lawsuit involving healthcare facilities formerly owned by LQ Properties that were leased to and operated by third party operators, to be material in relation to our consolidated financial position or operations.
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

10.	Transactions between LQ Properties and LQ Corporation
      LQC Leasing, LLC, a direct subsidiary of LQ Corporation, leases hotel facilities from LQ Properties and its subsidiaries. The lease agreements provide for a percentage of rent payments in amounts equal to 36% of the gross revenues of the hotel facilities, initial lease terms ranging from four to six years and require LQ Properties to pay property taxes and insurance and to fund certain capital expenditures. LQ Properties and LQC Leasing, LLC have entered into leases for the Baymont properties owned by LQ Properties with substantially the same terms and conditions as the existing La Quinta leases, except that the rent payments are 29% of the gross revenues provided by the Baymont properties. LQ Properties’ rent income from LQ Corporation was $63.3 million and $51.0 million during the three months ended September 30, 2005 and 2004, respectively, and $178.6 million and $142.9 million during the nine months ended September 30, 2005 and 2004, respectively.
      A subsidiary of LQ Corporation also has a royalty arrangement with a subsidiary of LQ Properties for the use of the La Quinta brand name. The royalty agreement provides for royalties of 1.5% of gross revenue, as defined in the royalty agreement. LQ Properties’ royalty income from LQ Corporation was $2.3 million and $2.1 million during the three months ended September 30, 2005 and 2004, respectively, and $6.5 million and $5.9 million during the nine months ended September 30, 2005 and 2004, respectively.

      Minority interest distributions to LQ Corporation from a subsidiary of LQ Properties were approximately $2.5 million and $2.7 million during the nine months ended September 30, 2005 and 2004, respectively.
      During the nine months ended September 30, 2004, LQ Properties paid dividends of $190 million to the sole holder of its class A common stock, LQ Corporation. LQ Corporation used the dividends to pay accrued interest and the entire balance, as of July 31, 2004, of the revolving note payable to LQ Properties and to pay off in its entirety the deferred rent receivable.
      LQ Corporation provides certain management services to LQ Properties primarily related to executive management, general tax preparation and consulting, legal, accounting and certain aspects of human resources. LQ Properties compensates LQ Corporation for the direct costs of providing such services.

11.	Subsequent Event
      On October 24, 2005, Hurricane Wilma made landfall in South Florida, impacting 13 of our properties with varying degrees of damage. The companies have insurance for property damage, subject to deductibles, attributable to both wind and flood. We anticipate that substantially all of the expenditures in excess of the deductibles associated with restoring the properties will be recovered from insurance proceeds. We are currently assessing the extent of the property damage, however, we believe the ultimate impact from this hurricane will not be material to our consolidated financial position.

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
      In September 2004, we acquired substantially all the assets of the limited service lodging division of The Marcus Corporation (the “Acquisition”), including 90 Baymont Inn & Suites (including one management contract), seven Woodfield Suites and one Budgetel Inn. In addition, we acquired all the trade rights associated with the Baymont, Woodfield Suites and Budgetel brands, and the Baymont franchise system of 87 hotels. In December 2004, we acquired three additional hotels that have been or will be converted to our brands. The hotels acquired in September 2004, excluding four Baymont hotels currently reported in discontinued operations (two have been sold during 2005), are referred to collectively as the “Acquired Hotels.”
      La Quinta derives its revenue by owning and operating hotels under our proprietary La Quinta, Baymont, Woodfield Suites and Budgetel brands. In addition, we franchise our La Quinta and Baymont brands to independent owner/operators. La Quinta owns U.S. trademark registrations for many of its trademarks including, but not limited to, La Quinta®, Baymont®, Woodfield Suites®, Budgetel®and Returns®, as well as U.S. registrations for marks that feature the “Great Sign” logos for the La Quinta, Baymont, Woodfield Suites and Budgetel properties. As of September 30, 2005, our system of owned, managed and franchised hotels contained 604 hotels (excluding owned hotels reported in discontinued operations and including 13 hotels located on land all or part of which we lease from third parties), representing approximately 65,500 rooms located across the U.S., and approximately 50 rooms in Canada. As of September 30, 2005, we owned and operated 359 hotels (excluding owned hotels reported in discontinued operations), representing approximately 44,800 rooms, and our franchisees operated 245 hotels, representing approximately 20,700 rooms under our brands.
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
Assets Held For Sale
      At September 30, 2005, we have a total of 12 hotels held for sale. The decision to sell certain of these hotels was based on (1) local market conditions, (2) historical operating and financial results associated with the hotel, and (3) future capital expenditure requirements. The sale of a hotel to a buyer who will operate it as a Baymont franchise is believed to constitute significant continuing involvement in the operations of the hotel and, therefore, presentation as discontinued operations is not appropriate. We believe it is probable that four of the hotels currently held for sale will be sold to buyers who will operate them as Baymont franchises.
Casualty Losses
      The Gulf Coast region of the U.S. was severely impacted by Hurricanes Katrina and Rita on August 29, 2005 and September 24, 2005, respectively. Eight of our company owned hotels in the New Orleans area were damaged by Katrina. We have yet to determine whether it is feasible to ever return to service two of these hotels, one of which is classified as discontinued operations. It is anticipated that the other six hotels (four of which were partially operational as of September 30, 2005) will be substantially returned to service by the end of 2005. An additional 14 company owned hotels in Texas, Louisiana, Mississippi, Alabama and Florida experienced varying degrees of damage from the two hurricanes and most were substantially returned to service prior to September 30, 2005.
      During the three months ended September 30, 2005, the two hurricanes had a net favorable impact on operating revenues of approximately $5 million as the system-wide favorable impact of accommodating displaced residents and relief workers exceeded the localized unfavorable impact of the suspension of operations at seven hotels (excluding one hotel currently classified as discontinued operations). During the three months ended September 30, 2005, we recognized approximately $1.7 million of hurricane related charges, net of estimated property insurance recovery, related to damage from the two hurricanes, of which approximately $0.9 million of repairs is included in other lodging and operating expenses and $0.8 million of casualty losses is included in depreciation and amortization.
      During the three months ended September 30, 2004, we recorded casualty loss expense, net of estimated property insurance recovery, of approximately $1.7 million, included in depreciation and amortization, related to property damage as a result of the hurricanes in the State of Florida during 2004. During 2005, we reduced a portion of the previously recorded casualty loss expense as a result of insurance recoveries by approximately $0.8 million.

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
La Quinta Corporation — Consolidated Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2005 and 2004
      Net income was $13.7 million, or $0.07 per basic and diluted common share, and $14.1 million, or $0.07 per basic and diluted common share, during the three and nine months ended September 30, 2005, respectively, compared to net losses of $12.1 million, or $0.07 per basic and diluted common share and $31.2 million, or $0.18 per basic and diluted common share, for the three and nine months ended September 30, 2004, respectively.
      The change from net loss to net income of $25.8 million, or $0.14 per basic and diluted common share, and $45.3 million, or $0.25 per basic and diluted common share, during the three and nine months ended September 30, 2005, respectively, compared to the three and nine months ended September 30, 2004, was primarily due to:

•	an increase in revenues from hotel operations of $45.0 million and $133.9 million, respectively, of which approximately $5 million represents the net favorable impact of accommodating residents displaced by the hurricanes and relief workers;

•	an increase in franchise fees of approximately $4.3 million and $11.9 million, respectively;

•	a decrease in impairment of property and equipment of $12.7 million during the nine months ended September 30, 2005;

•	a decrease in loss on early extinguishment of debt of $21.4 million during the three and nine months ended September 30, 2005; and

•	an increase in other (income) expense of $1.9 million during the three months ended September 30, 2005.

      The foregoing changes were partially offset by:

•	an increase in direct lodging operations expense of $17.7 million and $54.1 million, respectively;

•	an increase in other lodging and operating expense of $5.7 million and $17.1 million, respectively;

•	an aggregate increase in selling, general and administrative expense and interest, net of $3.3 million and $19.6 million, respectively;

•	an increase in depreciation and amortization expense of $2.5 million and $14.1 million, respectively;

•	a decrease in other (income) expense of $1.5 million during the nine months ended September 30, 2005; and

•	a change from income tax benefit to income tax expense of approximately $17.9 million and $27.9 million, respectively.

      The following table summarizes statistical lodging data for the three and nine months ended September 30, 2005 and 2004:

	As of and For		As of and For
	the Three		the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Number of Hotels in Operation:
Comparable Owned Hotels(1)
La Quinta Inns	185	185	185	185
La Quinta Inn & Suites	75	75	75	75
Baymont Inn & Suites(2)	—	—	—	—
Total Comparable Owned Hotels	260	260	260	260

Total Company Owned Hotels(3)
La Quinta Inns	186	190	186	190
La Quinta Inn & Suites	78	77	78	77
Baymont Inn & Suites(2)	85	85	85	85
Other(4)	10	8	10	8
Total Company Owned Hotels	359	360	359	360

Franchised/ Managed Hotels
La Quinta Inns	72	56	72	56
La Quinta Inn & Suites	67	53	67	53
Baymont Inn & Suites(2)	106	88	106	88
Total Franchised/ Managed Hotels	245	197	245	197
Total System Wide Hotels(5)	604	557	604	557

Occupancy Percentage:
Comparable Owned Hotels(1)
La Quinta Inns	72.0%	69.2%	68.0%	66.9%
La Quinta Inn & Suites	74.4%	72.9%	74.3%	72.7%
Composite (La Quinta comparable owned)	72.7%	70.3%	69.8%	68.6%
Baymont Inn & Suites(2)	N/A	N/A	N/A	N/A
Total Comparable Owned Hotels	72.7%	70.3%	69.8%	68.6%

Total Company Owned Hotels(3)
La Quinta Inns	71.9%	69.1%	67.9%	66.8%
La Quinta Inn & Suites	74.2%	72.9%	73.9%	72.7%
Composite (La Quinta owned)	72.6%	70.2%	69.7%	68.5%
Baymont Inn & Suites(2)	70.6%	65.8%	65.7%	65.0%
Total Company Owned Hotels(3,4)	72.1%	69.9%	68.8%	68.4%

System Wide Hotels(5)
La Quinta Inns	71.2%	68.8%	67.3%	65.9%
La Quinta Inn & Suites	74.8%	73.0%	73.0%	71.4%
Composite (La Quinta system wide)	72.4%	70.2%	69.2%	67.6%
Baymont Inn & Suites(2)	67.6%	63.3%	62.4%	63.0%

	As of and For		As of and For
	the Three		the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

ADR:
Comparable Owned Hotels(1)
La Quinta Inns	$61.23	$57.16	$59.93	$56.16
La Quinta Inn & Suites	$71.11	$66.19	$71.85	$66.22
Composite (La Quinta comparable owned)	$64.22	$59.92	$63.67	$59.31
Baymont Inn & Suites(2)	N/A	N/A	N/A	N/A
Total Comparable Owned Hotels	$64.22	$59.92	$63.67	$59.31

Total Company Owned Hotels(3)
La Quinta Inns	$61.01	$56.83	$59.61	$55.79
La Quinta Inn & Suites	$72.50	$66.48	$73.07	$66.56
Composite (La Quinta owned)	$64.58	$59.78	$63.92	$59.13
Baymont Inn & Suites(2)	$57.40	$53.67	$55.95	$53.04
Total Company Owned Hotels(3,4)	$63.50	$59.45	$62.70	$58.99

System Wide Hotels(5)
La Quinta Inns	$63.37	$57.61	$61.33	$56.35
La Quinta Inn & Suites	$74.71	$68.83	$73.80	$67.51
Composite (La Quinta system wide)	$67.39	$61.42	$65.78	$60.15
Baymont Inn & Suites(2)	$61.05	$58.12	$59.38	$57.38

RevPAR:
Comparable Owned Hotels(1)
La Quinta Inns	$44.06	$39.55	$40.73	$37.57
La Quinta Inn & Suites	$52.90	$48.28	$53.35	$48.14
Composite (La Quinta comparable owned)	$46.67	$42.13	$44.46	$40.69
Baymont Inn & Suites(2)	N/A	N/A	N/A	N/A
Total Comparable Owned Hotels	$46.67	$42.13	$44.46	$40.69

Total Company Owned Hotels(3)
La Quinta Inns	$43.85	$39.28	$40.48	$37.28
La Quinta Inn & Suites	$53.79	$48.49	$53.98	$48.40
Composite (La Quinta owned)	$46.87	$41.99	$44.56	$40.53
Baymont Inn & Suites(2)	$40.51	$35.32	$36.77	$34.47
Total Company Owned Hotels(3,4)	$45.77	$41.55	$43.11	$40.37

System Wide Hotels(5)
La Quinta Inns	$45.13	$39.65	$41.24	$37.11
La Quinta Inn & Suites	$55.85	$50.23	$53.87	$48.20
Composite (La Quinta system wide)	$48.81	$43.10	$45.52	$40.68
Baymont Inn & Suites(2)	$41.28	$36.78	$37.06	$36.15

Room Night Data(6):
Comparable Owned Hotels(1)
Available Room-Nights	3,136	3,138	9,309	9,348
Room-Nights Sold	2,279	2,206	6,500	6,413

Total Company Owned Hotels(3)
Available Room-Nights	4,149	3,496	12,347	9,902
Room-Nights Sold	2,991	2,443	8,489	6,775

(1)	Excludes hotels undergoing redevelopment or brand conversions, as well as hotels reported in discontinued operations and one New Orleans hotel that was severely damaged on August 29, 2005 by Hurricane Katrina and is yet to be determined whether it is feasible to ever return to service.

(2)	Represents statistics for Baymont Inn & Suites acquired on September 3, 2004.

(3)	Excludes hotels reported in discontinued operations.

(4)	Includes statistics for seven Woodfield Suites and one Budgetel property acquired on September 3, 2004 and two of the hotels acquired on December 9, 2004.

(5)	Includes all company owned, franchised and managed hotels but excludes hotels reported in discontinued operations.

(6)	Represents available room-night count and room-nights sold in thousands.
Revenues and Expenses
      Hotel operations revenues were $192.5 million and $540.2 million during the three and nine months ended September 30, 2005, respectively, compared to $147.5 million and $406.3 million during the three and nine months ended September 30, 2004, respectively. Hotel operations revenues include revenues from room rentals and other hotel revenues, such as charges to guests for services and vending commissions. Room revenues, which accounted for approximately 98% of hotel operations revenues during each of the three and nine months ended September 30, 2005 and 2004, respectively, is dictated by demand, measured as occupancy percentage, pricing, measured as ADR, and the level of available room inventory. Operating statistics such as occupancy percentage, ADR and RevPAR are calculated based on company owned hotels, excluding franchised hotels and company owned hotels reported as discontinued operations.
      The increase in hotel operations revenues of $45.0 million, or 30.5%, and $133.9 million, or 33.0%, during the three and nine months ended September 30, 2005, respectively, compared to the three and nine months ended September 30, 2004, respectively, was due to several factors, including the net favorable impact of approximately $5 million from accommodating displaced residents and relief workers from Hurricanes Katrina and Rita as well as but not limited to:

•	hotel operations revenues from the Acquired Hotels increased $27.8 million to $38.2 million and increased $92.6 million to $103.0 million during the three and nine months ended September 30, 2005, respectively, compared to $10.4 million during both the three and nine months ended September 30, 2004;

•	an increase in ADR for La Quinta branded hotels of $4.80, or 8.0%, to $64.58 and $4.79, or 8.1%, to $63.92 during the three and nine months ended September 30, 2005, respectively, compared to $59.78 and $59.13 during the three and nine months ended September 30, 2004, respectively. The increase in ADR for La Quinta branded hotels contributed approximately $10.8 million and $32.3 million in room revenue during the three and nine months ended September 30, 2005, respectively; and

•	an increase in occupancy for La Quinta branded hotels of 2.4 percentage points to 72.6% and 1.2 percentage points to 69.7% during the three and nine months ended September 30, 2005, respectively, compared to 70.2% and 68.5% during the three and nine months ended September 30, 2004, respectively. The increase in occupancy for La Quinta branded hotels contributed approximately $4.3 million and $6.4 million in room revenue during the three and nine months ended September 30, 2005, respectively.

      The increases above were partially offset by a decrease in room revenue of approximately $0.1 million and $1.6 million due to a net decrease in available rooms during the three and nine months ended September 30, 2005, respectively, for company owned La Quinta branded hotels, primarily as a result of the sale of hotels classified in continuing operations during 2004 and 2005.
      RevPAR from company owned La Quinta branded hotels increased $4.88, or 11.6%, to $46.87 and $4.03, or 9.9%, to $44.56 during the three and nine months ended September 30, 2005, respectively, compared to $41.99 and $40.53 during the three and nine months ended September 30, 2004, respectively, due to the favorable changes in ADR and occupancy discussed above. Prior to September, which was impacted by Hurricanes Katrina and Rita, company owned La Quinta branded hotels were already trending at 9% RevPAR growth with particular strength in the Northwest with 13% RevPAR growth. After the hurricanes, occupancy at our hotels in Texas and the Gulf Coast significantly increased. RevPAR for La Quinta owned hotels in Dallas, Austin, San Antonio and Houston metropolitan areas increased 20% for the quarter primarily due to displaced residents from the New Orleans area as well as displaced residents from Hurricane Rita. Additionally, for company owned La Quinta branded hotels, during both the three and nine months ended September 30, 2005, we experienced average daily rate increases across all of our revenue channels. Revenues for our proprietary website, www.lq.com, increased approximately 59% and 53%, respectively, during the three and nine months ended September 30, 2005.
      We believe this positive RevPAR trend will continue during the remainder of 2005. We anticipate it will be driven by continued rate increases, as well as occupancy increases resulting from the hurricanes. However, approximately 50% of our business is booked within zero to seven days of the stay. Therefore, forecasting such a trend is difficult and declines in business and leisure traveler demand could impact our future results. We can give no assurance that the trends experienced during the first nine months of 2005 will continue during the remainder of the year.
      During February and March 2005, we replaced the third party property management and central reservation systems used by the Baymont hotel properties with our own systems. The migration to our systems is aimed at improving effectiveness of the Baymont hotel and central reservations sales activities, enhancing customer service and facilitating management and analysis of customer data across brands. Additionally, we migrated Baymont customer reservations from a third-party call center to our own call center. We also migrated Baymont’s website to the platform we use for the La Quinta brand. We believe this migration will facilitate the growth of our website reservations for the Baymont brand as it has for the La Quinta brand.
      During 2005, we also merged the Baymont Ovations customer loyalty program with the La Quinta Returns customer loyalty program so that members of each program now have access to the same benefits under our Returns customer loyalty program.
      Franchise fees increased $4.3 million, or 87.8%, to $9.2 million and $11.9 million, or 102.6%, to $23.5 million during the three and nine months ended September 30, 2005, respectively, compared to $4.9 million and $11.6 million during the three and nine months ended September 30, 2004, respectively. Franchise fees for Baymont branded franchise hotels, including new Baymont franchise agreements added subsequent to the Acquisition, increased $2.7 million to $3.4 million and increased $7.4 million to $8.1 million during the three and nine months ended September 30, 2005, respectively, compared to $0.7 million during both the three and nine months ended September 30, 2004. Our franchise system of hotels increased by 15 and 27 hotels during the three and nine months ended September 30, 2005, respectively. Franchise fees include fees charged to franchisees for operating under the La Quinta and Baymont brands and for using our hotel designs, operating systems and procedures and central reservations system, as well as for participating in our national marketing and advertising campaigns. We anticipate continuing increases in 2005 franchise fee revenue compared to 2004 franchise fee revenue as a result of the impact of the Acquisition, new La Quinta and Baymont branded hotel openings projected during the remainder of 2005, and revenue improvements at existing franchised hotels.
      Other revenues increased $0.1 million, or 3.7%, to $2.8 million and decreased $1.4 million, or 14.7%, to $8.1 million during the three and nine months ended September 30, 2005, respectively, compared to $2.7 million and $9.5 million during the three and nine months ended September 30, 2004, respectively. Other revenues primarily include rent revenues from restaurants leased to third parties and other revenue from mortgage financing on healthcare real estate. The increase in other revenues during the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily due to an increase of $0.1 million in restaurant rent revenue. The decrease during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily due to the full repayment during the three months ended September 30, 2004 of a subordinated note previously issued in connection with the sale of certain healthcare assets. Interest income on this subordinated note was approximately $2.2 million during the nine months ended September 30, 2004. This decrease was partially offset by an increase of approximately $0.8 million in restaurant rent and other revenue.
      Direct lodging operations expenses were $85.0 million, or $28.42 per occupied room, and $243.5 million, or $28.68 per occupied room, during the three and nine months ended September 30, 2005, respectively, compared to $67.3 million, or $27.53 per occupied room, and $189.4 million, or $27.95 per occupied room, during the three and nine months ended September 30, 2004, respectively. Direct lodging expenses include costs directly associated with the operation of the hotels such as direct labor, utilities and hotel supplies. Direct lodging operations expenses during the three and nine months ended September 30, 2005 for the Acquired Hotels increased $12.3 million to $17.9 million and increased $44.3 million to $49.9 million, respectively, compared to $5.6 million during both the three and nine months ended September 30, 2004.
      The increase in direct lodging operations expenses of $17.7 million, or 26.3%, and $54.1 million, or 28.6%, during the three and nine months ended September 30, 2005, respectively, compared to the three and nine months ended September 30, 2004, respectively, was primarily due to an increase in certain variable expenses such as:

•	salaries and related taxes and benefits, which increased approximately $8.1 million, or 24.3%, and $25.6 million, or 26.8%, respectively. Salaries and related taxes and benefits expense increased approximately $5.9 million and $21.7 million during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004, respectively, for the Acquired Hotels. During the nine months ended September 30, 2005, we reduced benefits expense approximately $1.1 million for a reduction in our liability for workers compensation, of which approximately $0.8 million relates to a revision in our estimated liability and approximately $0.3 million relates to the impact of a reduction in trends for the number of workers compensation claims;

•	utilities, which increased approximately $3.2 million, or 27.5%, and $10.2 million, or 33.6%, respectively. These increases were the result of increased occupancy, increases in energy prices as well as increases in phone line expense resulting from the roll-out of high speed internet access to certain of our hotels. Utilities increased approximately $2.0 million and $7.3 million during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004, respectively, for the Acquired Hotels; and

•	other variable expenses, including supplies, repair and maintenance, credit card discounts and other, which increased approximately $6.4 million, or 29.1%, and $18.3 million, or 28.8%, respectively, primarily as a result of increased occupancy at La Quinta branded hotels as well as the addition of the Acquired Hotels. Other variable expenses increased approximately $4.4 million and $15.3 million during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004, respectively, for the Acquired Hotels.
      Other lodging and operating expenses were $25.6 million and $73.5 million during the three and nine months ended September 30, 2005, respectively, compared to $19.9 million and $56.4 million during the three and nine months ended September 30, 2004, respectively. Other lodging and operating expenses include property taxes, insurance, costs of the franchise programs, and corporate allocations charged to our company owned hotel operations based on a percentage of room revenue. During the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004, other lodging and operating expenses increased $5.7 million, or 28.6%, and $17.1 million, or 30.3%, respectively. Other lodging and operating expenses increased approximately $3.4 million to $4.5 million and increased $11.2 million to $12.3 million during the three and nine months ended September 30, 2005, respectively, compared to $1.1 million during both the three and nine months ended September 30, 2004, respectively, for the Acquired Hotels.
      The increase during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004, was primarily due to:

•	an increase in corporate overhead allocations of approximately $2.3 million and $6.6 million, respectively, of which approximately $1.6 million and $4.8 million, respectively, is attributable to the Acquired Hotels. The remaining increase was a result of the increase in room revenue from La Quinta branded company owned hotels;

•	an increase in property taxes of approximately $1.5 million and $5.4 million, respectively, related to the Acquired Hotels and an increase in property tax rates for La Quinta branded hotels. Property tax expense increased approximately $1.2 million and $4.8 million during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004, respectively, for the Acquired Hotels;

•	repairs expense, net of estimated property insurance recovery, of approximately $0.9 million for both the three and nine months ended September 30, 2005, which is attributable to damage from Hurricanes Katrina and Rita;

•	a decrease in insurance costs of approximately $0.1 million and an increase in insurance costs of approximately $0.9 million during the three and nine months ended September 30, 2005, respectively. The increase attributable to the Acquired Hotels was approximately $0.3 million and $0.9 million, respectively. The increase attributable to the Acquired Hotels during the three months ended September 30, 2005 was partially offset by a reduction in our insurance liability relating to the impact of a reduction in trends for the number of insurance claims at company owned La Quinta branded hotels; and

•	an increase in our customer loyalty program fees and other direct expenses of approximately $1.0 million and $3.3 million, respectively, primarily attributable to an increase in customer loyalty program fees, expenses of our 2005 spring and summer promotions and costs of the franchise programs, respectively. Customer loyalty program fees and other direct expenses increased approximately $0.3 million and $0.7 million during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004, respectively, for the Acquired Hotels.

      Selling, general and administrative expenses were $17.0 million and $59.3 million during the three and nine months ended September 30, 2005, respectively, compared to $13.8 million and $45.6 million during the three and nine months ended September 30, 2004, respectively. Selling, general and administrative expenses include, among other costs, information technology services, legal, finance and accounting, sales, marketing, reservations, human resources and operations. Additionally, selling, general and administrative expenses include the costs incurred to support the franchise operations. GAAP requires that we recognize all franchise income, including pass through expenses, such as advertising and reservation fees, as revenues. The pass through amounts are offset by the costs included in selling, general and administrative expense.
      The increase in selling, general and administrative expenses during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 was primarily due to increases in corporate employee compensation, advertising and marketing expenses associated with our 2005 spring and summer promotions and customer loyalty program, corporate expenses incurred to support the franchise operations as well as the Acquisition. Additionally, we experienced an increase in expenses related to our annual system-wide conference and professional and consulting fees. We anticipate that selling, general and administrative expenses may continue to increase during the remainder of 2005 in comparison to prior periods due to continuing expenses to support the franchise operations and Acquired Hotels and continuing marketing initiatives.

Interest, Net
      Interest, net is comprised of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Interest expense	$17.8	$17.3	$54.3	$52.4
Amortization of debt issue costs	0.7	0.6	2.1	1.7
Interest income	(2.5)	(2.0)	(4.3)	(7.9)

Interest, net	$16.0	$15.9	$52.1	$46.2

      The $0.5 million increase and $3.6 million decrease in interest income during the three and nine months ended September 30, 2005, respectively, compared to the three and nine months ended September 30, 2004, respectively, was primarily attributable to the August 2004 retirement of our investment in the 7.114% Exercisable Put Option Securities (the “Securities”) offset by an increase in the average interest rates earned on our cash equivalents and an increase in average cash and cash equivalents for the three months ended September 30, 2005. During the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, our average cash and cash equivalents decreased; however, this decrease was partially offset by an increase in the average interest rates earned on our cash equivalents.
      The $0.5 million and $1.9 million increase in interest expense during the three and nine months ended September 30, 2005, respectively, compared to the three and nine months ended September 30, 2004, respectively, was primarily attributable to the August 2004 issuance of our $200 million 7% senior notes partially offset by decreases in interest expense as a result of the September

2005 repayment of $116 million in principal on notes payable with interest rates ranging from 7.4% to 7.63%, the redemption in August 2004 of our $150 million 7.114% senior notes, the March 2004 repayment of the $19.5 million 7.25% senior notes, as well as decreases in expenses associated with our 2003 Credit Facility.

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
      Depreciation and amortization expense was $35.3 million and $105.5 million during the three and nine months ended September 30, 2005, respectively, compared to $32.8 million and $91.4 million during the three and nine months ended September 30, 2004, respectively. Depreciation and amortization expense increased by $2.5 million, or 7.6%, and $14.1 million, or 15.4%, during the three and nine months ended September 30, 2005, respectively, compared to the three and nine months ended September 30, 2004, respectively. The increase in depreciation and amortization expense during the three and nine months ended September 30, 2005, respectively, is primarily the result of additions to property and equipment, as well as approximately:

•	$0.3 million increase to $0.5 million and $1.4 million increase to $1.6 million in amortization expense on intangibles associated with the Acquisition compared to $0.2 million during both the three and nine months ended September 30, 2004, respectively;

•	$0.3 million and $0.5 million increase in loss on early retirement of assets compared to the three and nine months ended September 30, 2004, respectively;

•	$0.7 million and $3.5 million increase in depreciation and amortization expense related to additions to computer equipment and related software compared to the three and nine months ended September 30, 2004, respectively;

•	$0.8 million increase in casualty losses, net of estimated property insurance recovery, for both the three and nine months ended September 30, 2005, which is attributable to damage from Hurricanes Katrina and Rita;

•	$2.8 million and $7.6 million of accelerated depreciation related to two hotels that are being redeveloped during 2005; and

•	$3.2 million increase to $4.6 million and $12.0 million increase to $13.4 million in depreciation expense related to the Acquired Hotels compared to $1.4 million during both the three and nine months ended September 30, 2004, respectively.
      The increase in depreciation and amortization expense was partially offset by a decrease in:

•	amortization expense of approximately $0.6 million and $2.6 million associated with the La Quinta trademark (that is no longer amortized);

•	depreciation expense of approximately $0.4 million and $1.1 million during the three and nine months ended September 30, 2005 related to discontinuing depreciation on assets classified as held for sale in continuing operations during 2005;

•	depreciation expense of approximately $1.7 million during both the three and nine months ended September 30, 2005 related to certain assets that have fully depreciated;

•	casualty losses, net of estimated property insurance recovery, of approximately $1.7 million recorded during the three months ended September 30, 2004 related to property damage as a result of the hurricanes in the State of Florida during 2004. During 2005, we reduced a portion of the previously recorded casualty losses as a result of insurance recoveries by approximately $0.8 million, resulting in a net decrease during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 of approximately $2.5 million; and

•	depreciation expense of approximately $2.2 million and $6.7 million of accelerated depreciation recorded during the three and nine months ended September 30, 2004, respectively, related to a hotel that completed redevelopment during 2004.

Impairment of Property and Equipment
      No impairments were recorded for continuing operations during the three and nine months ended September 30, 2005 or during the three months ended September 30, 2004. We recorded impairments of $12.7 million during the nine months ended September 30, 2004, where facts, circumstances and analysis indicated that the assets were potentially impaired.

Other (Income) Expense
      Other (income) expense consisted of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
(Gain) loss on sale of assets and related costs(1)	$(3.6)	$(0.1)	$(3.4)	$0.1
Gain on early repayment of notes receivable	—	(2.1)	—	(2.1)
Gain on settlement(2)	—	—	—	(0.4)
Acquisition, retirement plan and other(3)	0.6	1.1	3.1	0.6

Total other (income) expense	$(3.0)	$(1.1)	$(0.3)	$(1.8)

(1)	This caption includes sales of hotels, restaurants and other property as well as the accumulation of costs to sell assets held for sale in continuing operations. During the three months ended September 30, 2005, we sold three hotels for gross proceeds of approximately $9.4 million, resulting in a gain on sale of $3.7 million. These hotels are not included in discontinued operations because it is probable that these hotels will be operated by the buyers as Baymont franchises, which we believe would constitute significant continuing involvement in the operations of the hotels and, therefore, presentation as discontinued operations is not appropriate.

(2)	During the nine months ended September 30, 2004, we settled obligations related to assets previously sold that resulted in a net gain of $0.4 million.

(3)	During the three and nine months ended September 30, 2005, we recognized expense of $0.6 million and $3.1 million, respectively, consisting of approximately $0.2 million and $2.7 million primarily related to integration costs related to the Acquisition and approximately $0.4 million during each period for fees related to abandoned transaction costs.
During the three and nine months ended September 30, 2004, we recognized expense of approximately $1.7 million and $1.9 million, consisting of approximately $1.5 million during each period for integration costs related to the Acquisition and $0.2 million and $0.4 million, respectively, related to the termination and ongoing settlement of the La Quinta retirement plan. These expenses were partially offset by income of approximately $0.6 million and $1.3 million, respectively, primarily as a result of settlement of litigation related to the healthcare business, adjustments of amounts previously accrued related to the exit of the healthcare business and refunds of public company filing fees.

Income Taxes
      For interim financial reporting purposes, tax expense or benefit is calculated based on the estimated annual effective tax rate, adjusted to give effect to anticipated permanent differences and amounts attributable to minority interest. The results associated with discontinued operations are reported net of federal and state income taxes applicable to those operations.

Income from Discontinued Operations, net
      During the three and nine months ended September 30, 2005, respectively, income from discontinued operations, net was $0.2 million and $1.2 million compared to break even income and $0.1 million in income from discontinued operations during the three and nine months ended September 30, 2004, respectively, net of income tax expense. Income from discontinued operations represents the revenues and expenses related to the results of ownership and operation of nine hotels during the three months ended September 30, 2005, and 11 hotels during each of the nine months ended September 30, 2005 and the three and nine months ended September 30, 2004, that have been reclassified as discontinued operations. During the three and nine months ended September 30, 2005, we sold or settled condemnation proceedings on one and three hotels for gross proceeds of approximately $2.5 million and $7.5 million, respectively, resulting in no gain or loss on sale and a gain on sale of approximately $0.8 million, respectively. Aggregate impairment charges of $8.7 million were recorded from December 2004 through September 30, 2005 to write down six of the 11 hotels to estimated fair value less costs of sale.
LQ Properties — Consolidated Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2005 and 2004
      Net income available to common shareholders was $9.1 million and $9.0 million during the three and nine months ended September 30, 2005, respectively, compared to net loss attributable to common shareholders of $22.5 million and $40.4 million during the three and nine months ended September 30, 2004, respectively.
      The change from net loss attributable to common shareholders to net income available to common shareholders during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004 of $31.6 million, or 140.4%, and $49.4 million, or 122.3%, respectively, was primarily attributable to:

•	a decrease in loss on early extinguishment of debt of $21.4 million during the three and nine months ended September 3, 2005;

•	increases in rent from LQ Corporation of $12.3 million and $35.7 million, respectively, of which approximately $2 million is attributable to the net favorable impact on revenues from Hurricanes Katrina and Rita;

•	decreases in impairments of $12.7 million during the nine months ended September 30, 2005; and

•	an increase in other (income) expense of $0.8 million during the three months ended September 30, 2005.
      These changes were partially offset by:

•	increases in other lodging expenses of $1.2 million and $4.3 million, respectively;

•	increases in interest, net of $1.8 million and $9.0 million, respectively; and

•	increases in depreciation and amortization of $0.3 million and $6.3 million, respectively.

Revenue and Expenses
      Rent from La Quinta Corporation was $63.3 million and $178.6 million during the three and nine months ended September 30, 2005, respectively, compared to $51.0 million and $142.9 million during the three and nine months ended September 30, 2004, respectively. The increase in rental income from LQ Corporation of $12.3 million, or 24.1%, and $35.7 million, or 25.0%, during the three and nine months ended September 30, 2005, respectively, was primarily due to an increase in rent from LQ Corporation related to the Acquired Hotels and an increase of approximately $6.0 million and $14.5 million, respectively, in rent as a result of an increase in gross revenue, as defined in the rental agreements, from the other company owned hotels, of which approximately $2 million is attributable to the net favorable impact on revenues from Hurricanes Katrina and Rita. Rent from La Quinta Corporation for the Acquired Hotels increased $6.3 million to $8.6 million and increased $21.2 million to $23.5 million during the three and nine months ended September 30, 2005, respectively, compared to $2.3 million during both the three and nine months ended September 30, 2004.
      Royalty from La Quinta Corporation was $2.3 million and $6.5 million during the three and nine months ended September 30, 2005, respectively, compared to $2.1 million and $5.9 million during the three and nine months ended September 30, 2004, respectively. Royalty from LQ Corporation increased $0.2 million, or 9.5%, and $0.6 million, or 10.2%, during the three and nine months ended September 30, 2005, respectively, compared to the three and nine months ended September 30, 2004, respectively, as a result of an increase in gross revenue, as defined in the rental agreements, from company owned La Quinta branded hotels.
      Other revenues were $2.0 million and $5.5 million during the three and nine months ended September 30, 2005, respectively, and $1.9 million and $7.2 million during the three and nine months ended September 30, 2004, respectively. Other revenues primarily include rent revenues from restaurants leased to third parties and other revenue from mortgage financing on healthcare real estate. Other revenues increased $0.1 million, or 5.3%, and decreased $1.7 million, or 23.6%, during the three and nine months ended September 30, 2005, respectively, compared to the three and nine months ended September 30, 2004, respectively. The decrease during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily due to the full repayment during the three months ended September 30, 2004 of a subordinated note previously issued in connection with the sale of certain healthcare assets. Interest income on this subordinated note was approximately $2.2 million during the nine months ended September 30, 2004. This decrease was partially offset by an increase of approximately $0.5 million in other interest income and other revenue.
      Other lodging expenses were $8.8 million and $26.1 million during the three and nine months ended September 30, 2005, respectively, and $7.6 million and $21.8 million during the three and nine months ended September 30, 2004, respectively. Other lodging expenses increased by $1.2 million, or 15.8%, and $4.3 million, or 19.7%, during the three and nine months ended

September 30, 2005, respectively, compared to the three and nine months ended September 30, 2004, respectively, primarily due to increases in property tax and insurance expense. Other lodging expenses for the Acquired Hotels increased $0.9 million to $1.4 million and increased $3.8 million to $4.3 million during the three and nine months ended September 30, 2005, respectively, compared to $0.5 million during both the three and nine months ended September 30, 2004.

Interest, Net
      Interest, net is comprised of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Interest expense	$17.8	$17.3	$54.1	$52.4
Amortization of debt issue costs	0.7	0.6	2.1	1.7
Interest income	(0.9)	(2.1)	(1.6)	(8.5)

Interest, net	$17.6	$15.8	$54.6	$45.6

      The decrease in interest income of $1.2 million and $6.9 million during the three and nine months ended September 30, 2005, respectively, compared to the three and nine months ended September 30, 2004, respectively, was primarily attributable to the August 2004 retirement of our investments in the Securities and a decrease in average cash and cash equivalents partially offset by an increase in the average interest rates earned on our cash equivalents.
      The increase in interest expense of $0.5 million and $1.7 million during the three and nine months ended September 30, 2005, respectively, compared to the three and nine months ended September 30, 2004, respectively, was primarily attributable to the August 2004 issuance of our $200 million 7% senior notes partially offset by decreases in interest expense as a result of the September 2005 repayment of $116 million in principal on notes payable with interest rates ranging from 7.4% to 7.63%, the redemption in August 2004 of our $150 million 7.114% senior notes, the March 2004 repayment of the $19.5 million 7.25% senior notes, as well as decreases in expenses associated with our 2003 Credit Facility.

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
      Depreciation and amortization expense was $29.6 million and $88.4 million during the three and nine months ended September 30, 2005, respectively, compared to $29.3 million and $82.1 million during the three and nine months ended September 30, 2004, respectively. Depreciation and amortization expense increased by $0.3 million, or 1.0%, and $6.3 million, or 7.7%, during the three and nine months ended September 30, 2005, respectively, compared to the three and nine months ended September 30, 2004, respectively. The increase in depreciation and amortization expense was primarily the result of additions to property and equipment, as well as approximately:

•	$2.8 million and $7.6 million of accelerated depreciation related to two hotels that are being redeveloped during 2005;

•	$0.8 million increase in casualty losses, net of estimated property insurance recovery, for both the three and nine months ended September 30, 2005, which is attributable to property damage from Hurricanes Katrina and Rita; and

•	$2.6 million increase to $3.7 million and $9.6 million increase to $10.7 million in depreciation expense related to the Acquired Hotels compared to $1.1 million during both the three and nine months ended September 30, 2004, respectively.
      The increase in depreciation and amortization expense was partially offset by a decrease in:

•	amortization expense of approximately $0.5 million and $2.1 million associated with the La Quinta trademark (that is no longer amortized);

•	depreciation expense of approximately $0.4 million and $1.1 million during the three and nine months ended September 30, 2005 related to discontinuing depreciation on assets classified as held for sale in continuing operations during 2005;

•	depreciation expense of approximately $1.7 million during both the three and nine months ended September 30, 2005 related to certain assets that have fully depreciated;

•	casualty losses, net of estimated property insurance recovery, of approximately $1.7 million recorded during the three months September 30, 2004 related to property damage as a result of the hurricanes in the State of Florida during 2004. During 2005, we reduced a portion of the previously recorded casualty losses as a result of insurance recoveries by approximately $0.8 million, resulting in a net decrease during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 of approximately $2.5 million; and

•	depreciation expense of approximately $2.2 million and $6.7 million of accelerated depreciation recorded during the three and nine months ended September 30, 2004, respectively, related to a hotel that completed redevelopment during 2004.

Impairment of Property and Equipment
      No impairments were recorded for continuing operations during the three and nine months ended September 30, 2005 or during the three months ended September 30, 2004. We recorded impairments of $12.7 million during the nine months ended September 30, 2004, where facts, circumstances and analysis indicated that the assets were potentially impaired.

Other (Income) Expense
      Other (income) expense consisted of the following:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
(Gain) loss on sale of assets and related costs(1)	$(3.6)	$(0.1)	$(3.5)	$0.1
Gain on early repayment of notes receivable	—	(2.1)	—	(2.1)
Gain on settlement(2)	—	—	—	(0.4)
Exit of the healthcare business and other(3)	—	(0.6)	—	(1.4)

Total other (income) expense	$(3.6)	$(2.8)	$(3.5)	$(3.8)

(1)	This caption includes sales of hotels, restaurants and other property as well as the accumulation of costs to sell assets held for sale in continuing operations. During the three months ended September 30, 2005, we sold three hotels for gross proceeds of approximately $9.4 million, resulting in a gain on sale of approximately $3.7 million. These hotels are not included in discontinued operations because it is probable that these hotels will be operated by the buyers as Baymont franchises, which we believe would constitute significant continuing involvement in the operations of the hotels and, therefore, presentation as discontinued operations is not appropriate.

(2)	During the nine months ended September 30, 2004, we settled obligations related to assets previously sold that resulted in a net gain of $0.4 million.

(3)	During the three and nine months ended September 30, 2004, we recognized income of $0.6 million and $1.4 million, respectively, primarily as a result of settlement of litigation related to the healthcare business and adjustments of amounts previously accrued related to the exit of the healthcare business.

Income from Discontinued Operations, net
      During the three and nine months ended September 30, 2005, respectively, income from discontinued operations was $0.2 million and $2.5 million compared to $0.1 million and $0.6 million during the three and nine months ended September 30, 2004, respectively, net of income tax expense, and represents rent and royalty income, as well as property insurance, real estate taxes and impairment expenses from eight hotels during each of the three and nine months ended September 30, 2005, and 10 hotels during each of the three and nine months ended September 30, 2004, that have been reclassified as discontinued operations. During the three and nine months ended September 30, 2005, we sold or settled condemnation proceedings on one and three hotels for gross proceeds of approximately $2.5 million and $7.5 million, respectively, resulting in no gain or loss on sale and a gain on sale of approximately $0.8 million, respectively. Aggregate impairment charges of $8.2 million were recorded from December 2004 through September 30, 2005 to write down five of the 10 hotels to estimated fair value less costs of sale.
Consolidated Liquidity and Capital Resources

Overview
      As of September 30, 2005, we had approximately $346.1 million of liquidity, which was comprised of $212.6 million of cash and cash equivalents and $133.5 million of unused capacity under our $150 million senior credit facility (the “2003 Credit Facility”), after giving effect to approximately $16.5 million of letters of credit issued under the 2003 Credit Facility. Of the $16.5 million of letters of credit, approximately $11.8 million supports insurance arrangements and $4.7 million guarantees the payment of principal and interest on industrial revenue bonds, which are the obligation of an unrelated third party. The $4.7 million letter of credit is a remaining obligation from a 1995 healthcare transaction.
      Borrowings under the 2003 Credit Facility, which matures in April 2007, currently bear interest at LIBOR plus 2.0%. During the nine months ended September 30, 2005, there were no borrowings under the 2003 Credit Facility other than the letters of credit.
      We have $20 million of debt maturing during the period from October 1, 2005 through September 30, 2006. As of September 30, 2005, none of our debt obligations were floating rate obligations.

      As of September 30, 2005, our gross investment in property and equipment totaled approximately $3 billion, consisting of hotels in service and corporate assets (excluding property and equipment classified as held for sale under discontinued operations and held for sale under continuing operations). We had shareholders’ equity of approximately $1.6 billion and our net debt (total indebtedness less cash and cash equivalents) constituted approximately 25% of our total capitalization (total shareholders’ equity plus minority interest plus total indebtedness less cash and cash equivalents) as of September 30, 2005. LQ Properties had shareholders’ equity of approximately $1.5 billion as of September 30, 2005.
      Hurricanes Katrina and Rita damaged eight of our company owned hotels in the New Orleans area. We have yet to determine whether it is feasible to ever return to service two of these hotels, one of which is included in discontinued operations. It is anticipated that the other six hotels (four of which were partially operational as of September 30, 2005) will be substantially returned to service by the end of 2005. An additional 14 company owned hotels in Texas, Louisiana, Mississippi, Alabama and Florida experienced varying degrees of damage from the two hurricanes and most were substantially returned to service prior to September 30, 2005. During the three months ended September 30, 2005, the two hurricanes had a net favorable impact on operating revenues of approximately $5 million because the system-wide favorable impact of accommodating displaced residents and relief workers exceeded the localized unfavorable impact of the suspension of operations at seven hotels (excluding one hotel currently classified as discontinued operations).
      The companies have insurance for property damage, subject to deductibles, attributable to both wind and flood. Based on a preliminary assessment, the companies estimate that expenditures related to property damage from the hurricanes will aggregate approximately $25 million to $30 million, excluding the expenditures associated with the two hotels that may never be returned to service. The companies anticipate that substantially all of the expenditures in excess of the deductibles associated with restoring the properties will be recovered from insurance proceeds. During the three months ended September 30, 2005, we recognized approximately $1.7 million of hurricane related charges, net of estimated property insurance recovery, related to damage from the two hurricanes, of which approximately $0.9 million of repairs is included in other lodging and operating expenses and $0.8 million of casualty losses is included in depreciation and amortization.
      As of September 30, 2005, the net book value, including land, of the two New Orleans properties that may not be returned to service aggregated approximately $10 million. We are presently unable to reliably estimate the ultimate gains or losses that may be realized in the event these properties are not returned to service. Any gain will be recognized when realized and any loss will be recognized when we are able to estimate a probable loss.
      The companies have business interruption insurance coverage; however, because the amount to be recovered under our insurance policy is undetermined at this time, the financial statements for the three months ended September 30, 2005 do not include an estimate of the amount to be recovered under the business interruption coverage. Business interruption recoveries will be recognized when the amount to be collected is assured.
      The estimated expenditures, expected insurance proceeds, any asset related gains or losses and the estimated repair and maintenance expense are all subject to substantial uncertainties and will change as additional information becomes available. We are unable to predict the extent to which accommodating displaced residents and relief workers will continue to have a favorable impact on revenues. Also, the availability of contractors, materials and replacement furniture and fixtures may adversely impact the timing of restoring some of the properties to full service. Additionally, we are unable to predict the extent to which the 2005 hurricanes will adversely impact property insurance premiums in 2006 and beyond for the lodging industry in general.

Cash Flows from Operating Activities
      The lodging industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality and the timing of working capital changes can be expected to cause quarterly fluctuations in revenue and operating cash flows.
      Cash provided by operating activities was $106.5 million during the nine months ended September 30, 2005. Cash provided by operating activities is the result of receiving cash from customers in excess of cash paid to employees and vendors as well as the changes in other assets and liabilities during the period. The net change in other assets and liabilities of approximately $36.2 million reduced cash flows from operating activities during the nine months ended September 30, 2005 as the result of (1) payments that reduced accrued interest expense, trade accounts payable, and other accrued liabilities by approximately $27.6 million, (2) an increase of approximately $21.8 million in accounts receivable, restricted cash and other assets and (3) an increase in accrued property taxes, other deferred liabilities, other accrued liabilities and accrued payroll and benefits of approximately $13.2 million.

Cash Flows from Investing and Financing Activities
      During the nine months ended September 30, 2005, we had cash outlays of $51.2 million for capital expenditures including $10.0 million for renovations and conversions to our systems for the Acquired Hotels, $5.5 million for redevelopment of two hotels, $5.4 million for product improvements such as mattresses and lighting, $9.9 million in renovation at company owned La Quinta branded hotels, and $6.4 million in information systems and software. During the nine months ended September 30, 2005, we also received net proceeds from sales of assets, including sales of assets classified in discontinued operations, of approximately $17.0 million.
      During the nine months ended September 30, 2005, LQ Properties paid total dividends of $13.5 million on its 9.0% Series A Cumulative Redeemable Preferred Stock.
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
      During the three months ended September 30, 2005, we repaid $116 million in principal on notes payable scheduled to mature in September 2005.

      The following is a summary of our future debt maturities as of September 30, 2005:

Calendar Year	Total

(In millions)
2005	$—
2006	20
2007	210
2008	50
2009	—
2010 and thereafter	530

Total debt	$810

      We believe that our current sources of capital, including cash on hand, operating cash flows, and expected proceeds from the sale of certain assets are adequate to finance our current operations, including 2005 capital expenditures which we currently expect to be approximately $120 million, excluding expenditures related to property damage from the hurricanes because we anticipate that substantially all of the hurricane related expenditures in excess of the deductibles will be recovered from insurance proceeds.
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
      We have entered into an asset purchase agreement for a building including land for a purchase price of approximately $9.2 million. This purchase is expected to close in April 2006, subject to customary closing conditions. Upon closing of the building and land purchase, we expect to redevelop the property for an estimated additional project cost of approximately $24 million.
      Our Board of Directors previously approved a $20 million share repurchase program to allow us to repurchase paired common shares and/or preferred stock in the open market or in privately negotiated transactions. As of September 30, 2005, we had repurchased approximately $9.1 million (or approximately 1.9 million paired shares) of our equity securities under the program. No paired shares were repurchased under this program during the nine months ended September 30, 2005.

Effects of Certain Events on Lodging Demand
      The combination of terrorist attacks and the impact of the war in Iraq and its aftermath and the downturn in the national economy, along with our concentration of hotels in certain markets, resulted in substantial declines in demand for lodging for both business and leisure travelers across all lodging segments and increased price competition during 2002 and the first half of 2003. Although we continually and actively manage the operating costs of our hotels in order to respond to changes in demand at our lodging properties, we must also continue to provide the level of service that our guests expect. Our operating results and cash flow from operating activities improved during 2004 and the improvement in operating results and cash flow from operating activities continued during the nine months ended September 30, 2005; however, our operating results and cash flow from operating activities could be adversely impacted should such events occur again.

      RevPAR results for company owned hotels for the nine months ended September 30, 2005 were favorable. We believe this positive RevPAR trend will continue during the remainder of 2005. We anticipate it will be driven by continued rate increases, as well as occupancy increases resulting from the hurricanes. However, approximately 50% of our business is booked within zero to seven days of the stay. Therefore, forecasting such a trend is difficult and declines in business and leisure traveler demand could impact our future results. We can give no assurance that the trends experienced in the first nine months of 2005 will continue during the remainder of the year.
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
Recent Accounting Standards
      In December 2004, the FASB issued SFAS 123R that requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized in the consolidated statements of operations over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Presently, we record stock-based compensation expense attributable to restricted stock performance awards; however, we present pro forma disclosures with respect to the compensation cost associated with stock options in lieu of recording stock option related expense. On April 14, 2005, the SEC adopted a rule that amends the effective date of SFAS 123R. The new effective date is the beginning of the fiscal year that begins after June 15, 2005. We plan to adopt SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Consequently, we will recognize compensation expense related to outstanding unvested stock-based performance awards commencing January 1, 2006 over the remaining requisite service period. We are currently assessing the financial statement impact of implementing SFAS 123R. The actual impact in 2006 of implementing SFAS 123R will be directly affected by any additional stock-based performance awards granted.
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
      As of September 30, 2005, we had no variable rate debt for the reported period.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
      As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon the required evaluation, our principal executive officer and principal financial officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods and in the manner specified in the SEC’s rules and forms.
(b) Changes in internal controls.
      There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      Incorporated by reference to the description of legal proceedings in Note 9, “Commitments and Contingencies,” in the condensed notes to the consolidated financial statements set forth in Part I, Item 1, “Financial Statements.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar Value) of
	Total Number of	Average Price	Purchased as Part of	Shares (or Units) that May
	Shares (or Units)	Paid per Share	Publicly Announced	Yet Be Purchased Under the
Period	Purchased(1)	(or Unit)(2)	Plans or Programs	Plans or Programs(3)

July 1-31, 2005	5,200	$0.02	—	$10.9 million
August 1-31, 2005	3,500	0.02	—	10.9 million
September 1-30, 2005	—	—	—	10.9 million

Total	8,700	$0.02	—	$10.9 million

(1)	All of the shares relate to the repurchase of unvested restricted paired shares of resigning employees.

(2)	The price paid for the resigning employees’ shares was the par value of the paired shares.

(3)	Our Board of Directors previously approved a $20 million share repurchase program to allow us to repurchase paired common shares and/or preferred stock in the open market or in privately negotiated transactions. We did not repurchase any equity securities under the program during the three months ended September 30, 2005. As of September 30, 2005, we had repurchased approximately $9.1 million (or approximately 1.9 million paired shares) and could repurchase up to approximately $10.9 million more of our equity securities under our share repurchase program.

Item 6.	Exhibits
      Please see the list of exhibits found on the page following the signatures in this Joint Quarterly Report.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this Joint Quarterly Report to be signed on their behalf by the undersigned, thereunto duly authorized.

La Quinta Corporation

By:	/s/ Steven A. Schumm

Steven A. Schumm
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: October 28, 2005

By:	/s/ Mark W. Osterberg

Mark W. Osterberg
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Dated: October 28, 2005

La Quinta Properties, Inc.

By:	/s/ Steven A. Schumm

Steven A. Schumm
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)
Dated: October 28, 2005

By:	/s/ Mark W. Osterberg

Mark W. Osterberg
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Dated: October 28, 2005

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of the Chairman and Chief Executive Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 and Securities Exchange Act Rule 13a-14(a) or 15d-14(a).
31.2	Certification of the Executive Vice President and Chief Financial Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 302 of the Sarbanes-Oxley Act of 2002 and Securities Exchange Act Rule 13a-14(a) or 15d-14(a).
32.1	Certification of the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of La Quinta Corporation and La Quinta Properties, Inc. pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.